Form 10-Q
period 1996-03-31
TOY BIZ INC
filed 1996-05-15
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission file numer 1-13638


                                TOY BIZ, INC.


- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                         13-3711775
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)




333 EAST 38TH STREET, NEW YORK, NY                          10016
- -------------------------------------------------------------------------------
(Address of principal executive offices)


                                 212-682-4700
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

At May 3, 1996, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 17,134,529 shares of Class A Common Stock and 9,894,000 shares of Class B Common Stock, totaling 27,028,529 shares of Common Stock.

                                 TOY BIZ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                      MARCH 31,
                                                         1996     DECEMBER 31,
                                                     (unaudited)      1995*
                                                      ---------    ---------
ASSETS
Current Assets:
  Cash and cash equivalents .......................       $8,551      $22,484
  Accounts receivable, net ........................       66,382       74,748
  Inventories .....................................       14,698       17,195
  Deferred income taxes ...........................        4,141        4,141
  Prepaid expenses and other ......................        7,750        4,476
                                                        --------     --------

     Total current assets .........................      101,522      123,044

Molds, tools and equipment, net ...................       13,333       12,102
Product and package design costs, net .............        8,778        6,971
Goodwill and other intangibles, net ...............       10,130       10,101
                                                        --------     --------

     Total assets .................................     $133,763     $152,218
                                                        ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................       $4,309       $8,830
  Accrued expenses and other ......................       13,206       29,040
                                                        --------     --------

     Total current liabilities ....................       17,515       37,870
                                                        --------     --------

     Total liabilities ............................       17,515       37,870
                                                        --------     --------

Redeemable preferred stock ........................        1,611        3,016
                                                        --------     --------

Stockholders' equity:
  Common stock ....................................          270          270
  Additional paid-in capital ......................       61,290       61,158
  Retained earnings ...............................       53,077       49,904
                                                        --------     --------

     Total stockholders' equity ...................      114,637      111,332
                                                        --------     --------

     Total liabilities and stockholders' equity ...     $133,763     $152,218
                                                        ========     ========

* Derived from the audited Financial Statements for the year ended December 31, 1995.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                     ----------------------
                                                       1996          1995*
                                                   (unaudited)
                                                      -------      --------

Net sales ......................................      $38,369       $27,888

Cost of sales ..................................       19,733        13,398
                                                     --------      --------

Gross profit ...................................       18,636        14,490

Operating expenses:

  Selling, general and administrative ..........       11,369         7,717
  Depreciation and amortization ................        2,144         1,695
                                                     --------      --------

     Total operating expenses ..................       13,513         9,412
                                                     --------      --------

Operating income ...............................        5,123         5,078

Interest (income) expense, net .................         (166)          233
                                                     --------      --------

  Income before provision for income taxes .....        5,289         4,845

  Provision for income taxes ...................        2,116         1,986
                                                     --------      --------

Net income .....................................       $3,173        $2,859
                                                     ========      ========


Earnings per share .............................        $0.12         $0.11
                                                     ========      ========

Weighted average number of common and common
  equivalent shares outstanding ................       27,201        27,000
                                                     ========      ========


* Derived from the audited Financial Statements for the year ended December 31, 1995.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                     ----------------------
                                                                       1996          1995*
                                                                   (unaudited)
                                                                     --------      --------

Cash flows from operating activities:
Net income .....................................................       $3,173        $2,859
                                                                     --------      --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ...............................        2,144         1,695
   Changes in assets and liabilities:
    Decrease in accounts receivable, net .......................        8,366        27,303
    Decrease in inventories ....................................        2,497         2,666
    Increase in prepaid expenses and other .....................       (3,274)       (2,453)
    Decrease in accounts payable ...............................       (4,521)       (3,511)
    Decrease in accrued expenses and other .....................      (15,834)      (14,215)
                                                                     --------      --------

Total adjustments ..............................................      (10,622)       11,485
                                                                     --------      --------

     Net cash (used in) provided by operating activities........       (7,449)       14,344
                                                                     --------      --------

Cash flows from investing activities:
  Capital expenditures for molds, tools and equipment, net .....       (2,588)       (1,867)
  Product development and package design costs, net ............       (2,525)       (1,613)
  Other investments ............................................          (98)          (29)
                                                                     --------      --------

     Net cash used in investing activities .....................       (5,211)       (3,509)
                                                                     --------      --------

Cash flows from financing activities:
  Redemption of preferred stock ................................       (1,440)           --
  Exercise of stock options ....................................          167            --
  IPO net proceeds .............................................           --        45,527
  Net repayments under credit agreement ........................           --       (21,500)
  Notes payable - stockholders .................................           --       (15,119)
                                                                     --------      --------

     Net cash (used in) provided by financing activities .......       (1,273)        8,908
                                                                     --------      --------

Net (decrease) increase in cash ................................      (13,933)       19,743

Cash, at beginning of period ...................................       22,484         4,142
                                                                     --------      --------

Cash, at end of period .........................................       $8,551       $23,885
                                                                     ========      ========

Supplemental disclosures of cash flow information:
   Interest paid during the period .............................          $28        $2,278
   Income taxes paid during the period .........................       $6,979        $5,885

Other non-cash transactions:
   Accretion of preferred dividend .............................          $35            --

* Derived from the audited Financial Statements for the year ended December 31, 1995.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

          1. BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Toy Biz, Inc. and its subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

          2. INITIAL PUBLIC OFFERING and CAPITAL STOCK

          On March 2, 1995, the Company completed an initial public offering ("IPO") by issuing 2,750,000 new shares of its class A Common Stock ("Common Stock") at $18 per share. The net proceeds to the Company of $44,145, after deducting fees and expenses, were used to pay outstanding amounts due under subordinated notes which totalled $15,119 in principal and $1,961 in interest, with the balance used for working capital and general corporate purposes.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (unaudited)



          3. ACQUISITION

          On September 11, 1995, pursuant to an Asset Purchase Agreement dated as of August 17, 1995, as amended, between the Company and Spectra Star, Inc. ("Spectra Star"), the Company acquired certain assets and assumed certain liabilities of Spectra Star (the "Acquisition"). The purchase price, including fees related to the Acquisition, totaled approximately $13.6 million, consisting of approximately $10.6 million of cash and assumed liabilities and the issuance of a maximum of 130,303 shares of Series A Preferred Stock (the "Preferred Stock") with a maximum redemption value of $4.3 million. The Preferred Stock is convertible at any time after March 10, 1996 at the option of the holders into 130,303 shares of Class A Common Stock or cash at the then present value of the Preferred Stock. On March 18, 1996, 53,030 shares of the Preferred Stock were redeemed for cash at an aggregate present value of approximately $1.4 million. The present value of the remaining Preferred Stock was approximately $1.6 million as of March 31, 1996. The Company utilized available cash to finance the Acquisition and the redemption of the Preferred Stock.

          The Acquisition was accounted for using the purchase method of accounting. Based on a preliminary allocation of purchase price, the fair value of the assets acquired is summarized below.

                Current assets.....................   $3,470
                Noncurrent assets..................     $521
                Intangibles........................   $9,566
                                                     -------
                                                     $13,557
                                                     =======

          The following unaudited pro forma consolidated financial information gives effect to the Acquisition as if it occurred at the beginning of the period presented. These pro forma results include certain adjustments, such as increased amortization, decreased interest expense and the elimination of a discontinued product line, and are not necessarily indicative of what results would have been had the Acquisition occurred at the beginning of the period.

                                                 Three Months Ended
                                                   March 31, 1995
                                                 ------------------
                Net sales..........................   $38,718
                Net income.........................    $4,424
                Earnings per share.................     $0.16

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



          4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                   March 31,    December 31,
                                                     1996          1995
                                                   --------      --------

Accounts receivable, net:

  Accounts receivable ........................      $71,823       $86,019
  Less allowances ............................       (5,441)      (11,271)
                                                   --------      --------
      Total ..................................      $66,382       $74,748
                                                   ========      ========

Inventories:

  Finished goods, net ........................      $11,651       $13,504
  Component parts, raw materials and
     work-in-process .........................        3,047         3,691
                                                   --------      --------
      Total ..................................      $14,698       $17,195
                                                   ========      ========

Goodwill and other intangibles, net:

  Goodwill ...................................       $9,815        $9,815
  Patents and other intangibles ..............         $507          $409
  Less accumulated amortization ..............         (192)        ($123)
                                                   --------      --------
      Total ..................................      $10,130       $10,101
                                                   ========      ========

Accrued expenses and other:

  Accrued advertising costs ..................       $1,723        $9,459
  Accrued royalties ..........................        2,158         3,956
  Income taxes payable .......................        2,495         7,374
  Accrued inventory purchases ................        3,658         4,694
  Other accrued expenses .....................        3,172         3,557
                                                   --------      --------
      Total ..................................      $13,206       $29,040
                                                   ========      ========

          5. EARNINGS PER SHARE

          Earnings per share have been computed based on the weighted average number of common and common equivalent shares assuming 27 million shares were outstanding during the period prior to the IPO in March, 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, activity and electronic toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets and distributes its own line of proprietary toys.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared with the three months ended March 31, 1995

     The Company's net sales increased 38% to approximately $38.4 million for the first quarter of 1996 from approximately $27.9 million in the first quarter of 1995. Sales in the activity toys category increased approximately $6.9 million in the first quarter of 1996 due primarily to kite sales from the new Spectra Star division, partially offset by a decrease in sales of various discontinued activity toys. Sales in the girls' toys category increased approximately $6.3 million in the first quarter of 1996 due to the introduction of a new promotional doll line as well as the continued sales of products which were introduced in late 1995. Net sales of other products decreased approximately $2.7 million due to the closeout of various items in the first quarter of 1995 which did not recur in the first quarter of 1996.

     Gross profit increased 29% to approximately $18.6 million for the first quarter of 1996 from approximately $14.5 million in the first quarter of 1995. Gross profit as a percentage of net sales decreased to approximately 49% in the first quarter of 1996 from approximately 52% in the first quarter of 1995 due to changes in the Company's product mix and the effect of a higher percentage of international sales, which typically has a lower gross margin than domestic sales, in the 1996 period.

     Selling, general and administrative expenses increased 47% to approximately $11.4 million (approximately 30% of net sales) in the first quarter of 1996 from approximately $7.7 million (approximately 28% of net sales) in the first quarter of 1995. The increase of $3.7 million was due to increased royalties, advertising and miscellaneous selling and administrative expenses as a result of sales growth, and additional salaries and consulting expense attributable to the Company's expanded product lines.


Liquidity and Capital Resources

     Net cash used by operating activities was approximately $7.4 million in the first quarter of 1996, while net cash provided by operating activities was approximately $14.3 million in the first quarter of 1995. The net decrease results primarily from increased sales in late 1995 and in the first quarter of 1996, the receivables which, due to industry dating practices in 1995/1996, were not due as of March 31, 1996. The decrease in the Company's current liabilities from December 31, 1995 to March 31, 1996 is due to the higher costs of associated sales occurring in the fourth quarter of 1995 vs. sales occurring in the first quarter of 1996.

     On March 2, 1995, the Company completed an IPO by issuing 2,750,000 new shares of its Common Stock at $18 per share. The net proceeds to the Company of $44.1 million, after deducting fees and expenses, were used to pay outstanding amounts due under subordinated notes which totalled approximately $15.1 million in principal and approximately $2.0 million in interest, with the balance used for working capital and general corporate purposes.

     In March, 1995, the Company entered into a three year $30 million revolving line of credit with a syndicate of banks for which Chemical Bank serves as administrative agent. Substantially all of the assets of the Company were pledged to secure borrowings under this credit facility. Borrowings under the credit facility bear interest at either Chemical Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 3/4 of 1% to 1% to be determined based on the Company's financial performance. The credit facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility. The Company had no outstanding indebtedness under the line of credit as of May 3, 1996.

     The credit facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires an annual reduction, commencing January 1, 1996, of outstanding borrowings to zero for a period of 45 consecutive days, commencing during the first six months of each calendar year. In addition, the credit facility also requires that (a) Marvel continue to control a majority of the voting power of the Company's Common Stock and (b) the toy license agreement between the Company and Marvel remain in effect. The credit facility is not guaranteed by Marvel.

     The Company believes that it has sufficient funds available from operating activities and borrowings under the credit facility to meet peak working capital needs and capital expenditure requirements.



PART II.         Other Information.

Item 1.          Legal Proceedings.
                 None

Item 6.          Exhibits and Reports on Form 8-K.
                 (a)   Exhibits
                       None

                 (b)   Reports on Form 8-K
                       None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                       TOY BIZ, INC.
                                       (Registrant)



Dated: May 13, 1996                    By: /s/ Bobby G. Jenkins
                                          -----------------------------------
                                               Bobby G. Jenkins
                                               Chief Financial Officer
                                               and Treasurer