Form 10-Q
period 1996-06-30
TOY BIZ INC
filed 1996-08-14
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

                                 TOY BIZ, INC.
- -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             13-3711775
- -----------------------------------------------------------------------

(STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)


333 EAST 38TH STREET, NEW YORK, NY    10016
- -----------------------------------------------------------------------

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                  212-682-4700
    -----------------------------------------------------------------------
(Registrant's telephone number, including area code)


- -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 13, 1996, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 20,348,794 shares of Class A Common Stock and 7,394,000 shares of Class B Common Stock, totaling 27,742,794 shares of Common Stock.

                                 TOY BIZ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                       JUNE 30,          DECEMBER 31,
                                                        1996                 1995 *
                                                     (UNAUDITED)
                                                     -----------        ---------------
ASSETS
Current Assets:
  Cash and cash equivalents.........................    $7,674               $22,484
  Accounts receivable, net..........................    71,703                74,748
  Inventories.......................................    20,813                17,195
  Deferred income taxes.............................     4,141                 4,141
  Prepaid expenses and other........................     8,495                 4,476
                                                    -----------         -------------

     Total current assets...........................   112,826               123,044

Molds, tools and equipment, net.....................    14,461                12,102
Product and package design costs, net...............     9,853                 6,971
Goodwill and other intangibles, net.................    10,139                10,101
                                                    -----------         -------------

     Total assets...................................  $147,279              $152,218
                                                    ===========         =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................    $7,151                $8,830
  Accrued expenses and other........................    19,015                29,040
                                                    -----------         -------------

     Total current liabilities......................    26,166                37,870
                                                    -----------         -------------

     Total liabilities..............................    26,166                37,870
                                                    -----------         -------------

Redeemable preferred stock..........................     1,634                 3,016
                                                    -----------         -------------

Stockholders' equity:
  Common stock......................................       270                   270
  Additional paid-in capital........................    61,538                61,158
  Retained earnings.................................    57,671                49,904
                                                    -----------         -------------

     Total stockholders' equity.....................   119,479               111,332
                                                    -----------         -------------

     Total liabilities and stockholders' equity...... $147,279              $152,218
                                                    ===========         =============


                * Derived from the audited Financial Statements
                    for the year ended December 31, 1995.

 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                                TOY BIZ, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS                             SIX MONTHS
                                                   ENDED JUNE 30,                           ENDED JUNE 30,
                                           -------------------------------------    ------------------------------
                                                1996                       1995           1996             1995
                                              -----------------      ------------     -------------   -----------

Net sales.................................        $45,814              $30,435        $84,183            $58,323

Cost of sales.............................         22,939               12,015         42,672             25,413
                                             -----------------    - ------------    -------------      ---------

Gross profit..............................         22,875               18,420         41,511             32,910

Operating expenses:

  Selling, general and administrative.....         12,961                9,145         24,330             16,862
  Depreciation and amortization...........          2,442                2,294          4,586              3,989
                                             -----------------      ------------    -------------       ---------

     Total operating expenses.............         15,403               11,439         28,916             20,851
                                             -----------------      ------------    -------------       ---------

Operating income..........................          7,472                6,981         12,595             12,059

Interest income, net......................            184                  346            350                113
                                             -----------------      ------------    -------------       ---------

  Income before provision for income taxes          7,656                7,327         12,945             12,172

  Provision for income taxes..............          3,062                3,004          5,178              4,990
                                             -----------------      ------------    -------------       ---------

Net income................................         $4,594               $4,323         $7,767             $7,182
                                             =================       ===========    =============       =========


Earnings per share........................          $0.17                $0.16          $0.28              $0.27

Weighted average number of common
  and common equivalent shares
  outstanding, (in thousands).............         27,134               27,000         27,168             27,017
                                             ================         ==========    =============       =========



 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                                 TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                        SIX MONTHS
                                                      ENDED JUNE 30,
                                                    ------------------------
                                                       1996         1995
                                                    ---------   ------------
Cash flows from operating activities:
Net income..........................................  $7,767         $7,182
                                                    ---------   ------------
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
   Depreciation and amortization....................   4,586          3,989
   Changes in assets and liabilities:
    Decrease in accounts receivable, net............   3,045         23,603
    Increase in inventories.........................  (3,618)        (2,355)
    Increase in prepaid expenses and other..........  (4,019)        (2,666)
    Decrease in accounts payable....................  (1,679)        (3,578)
    Decrease in accrued expenses and other.......... (10,025)        (7,838)
                                                    ---------   ------------

Total adjustments................................... (11,710)        11,155
                                                    ---------   ------------

     Net cash (used in) provided by operating
        activities..................................  (3,943)        18,337
                                                    ---------   ------------

Cash flows from investing activities:
  Purchases of molds, tools and equipment...........  (5,297)        (4,643)
  Expenditures for product and package design costs.  (4,392)        (2,820)
  Other investments.................................    (176)           (31)
                                                    ---------   ------------

     Net cash used in investing activities..........  (9,865)        (7,494)
                                                    ---------   ------------

Cash flows from financing activities:
  Redemption of preferred stock.....................  (1,440)            --
  Exercise of stock options.........................     438             --
  Proceeds from initial public offering.............      --         44,223
  Net repayments under credit agreement.............      --        (21,500)
  Notes payable - stockholders......................      --        (15,119)
                                                    ---------   ------------

     Net cash (used in) provided by financing
       activities...................................  (1,002)         7,604
                                                    ---------   ------------

Net (decrease) increase in cash..................... (14,810)        18,447

Cash and cash equivalents at beginning of period....  22,484          4,142
                                                    ---------   ------------

Cash and cash equivalents at end of period..........  $7,674        $22,589
                                                    =========   ============

Supplemental disclosures of cash flow information:
   Interest paid during the period..................     $28         $2,306
   Income taxes paid during the period..............  $8,460         $7,110

Other non-cash transactions:
  Accretion of preferred dividend...................     $58             --



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

                  2.INITIAL PUBLIC OFFERING AND CAPITAL STOCK

                    On March 2, 1995, the Company completed
  an initial public offering ("IPO") by issuing 2,750,000 new shares of its Class A Common Stock ("Class A Common Stock" and collectively with the Class B Common Stock, the "Common Stock") at $18 per share. The net proceeds to the Company of $44,145, after deducting fees and expenses, were used to pay outstanding amounts due under subordinated notes which totalled $15,119 in principal and $1,961 in interest, with the balance used for working capital and general corporate purposes.

                  3.ACQUISITION

                    On September 11, 1995, pursuant to an
  Asset Purchase Agreement dated as of August 17, 1995, as amended, between the Company and Spectra Star, Inc. ("Spectra Star"), the Company acquired certain assets and assumed certain liabilities of Spectra Star (the "Acquisition"). The purchase price, including fees related to the Acquisition, totaled approximately $13.6 million, consisting of approximately $10.6 million of cash and assumed liabilities and the issuance of a maximum of 130,303 shares of Series A Preferred Stock (the "Preferred Stock") with a maximum redemption value of $4.3 million. The Preferred Stock is convertible at any time after March 10, 1996 at the option of the holders into 130,303 shares of Class A Common Stock or cash at the then present value of the Preferred Stock. Through June 30, 1996, 53,030 shares of the Preferred Stock were redeemed for cash at an aggregate present value of approximately $1.4 million. The present value of the remaining Preferred Stock was approximately $1.6 million as of June 30, 1996. The Company utilized available cash to finance the Acquisition and to redeem the Preferred Stock.

     The Acquisition was accounted for using the purchase method of accounting. Based on a preliminary allocation of purchase price, the fair value of the assets acquired is summarized below.

  Current assets.........................................       $3,470
  Noncurrent assets......................................          521
  Intangibles..............................................      9,566
                                                               -------
                                                               $13,557
                                                               =======

                      TOY BIZ, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (UNAUDITED)



                        3.ACQUISITION (CONTINUED)

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

                                      Six Months Ended
                                       June 30, 1995
                                       -------------
          Net sales.................    $70,269
          Net income................     $6,787
          Earnings per share........      $0.25


        4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                 JUNE 30,     DECEMBER 31,
                                                   1996          1995
                                                -------------- --------------

        Accounts receivable, net:

          Accounts receivable.................       $77,689       $86,019
          Less allowances.....................        (5,986)      (11,271)
                                                 ------------   -----------
              Total...........................       $71,703       $74,748
                                                 ============   ===========

        Inventories:

          Finished goods, net.................       $17,182       $13,504
          Component parts, raw materials and
             work-in-process..................         3,631         3,691
                                                 ------------   -----------
              Total...........................       $20,813       $17,195
                                                 ============   ===========

        Goodwill and other intangibles, net:

          Goodwill. ..........................        $9,815        $9,815
          Patents and other intangibles.......           585           409
          Less accumulated amortization.......          (261)         (123)
                                                 ------------   -----------
              Total...........................       $10,139       $10,101
                                                 ============   ===========

                     TOY BIZ, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED)


 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (CONTINUED)


                                           JUNE 30,            DECEMBER 31,
                                             1996                  1995
                                       -----------------   --------------------

   Accrued expenses and other:

     Accrued advertising costs...........     $3,082                  $9,459
     Accrued royalties...................      2,312                   3,956
     Income taxes payable................      4,061                   7,374
     Accrued inventory purchases.........      7,482                   4,694
     Other accrued expenses..............      2,078                   3,557
                                           ---------              ----------
         Total...........................    $19,015                 $29,040
                                           =========              ==========
5.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of common and common equivalent shares assuming 27 million shares of Common Stock were outstanding during the period prior to the IPO in March, 1995.

  6. STOCK OFFERING

                  On August 13, 1996, the Company sold
700,000 shares of Class A Common Stock at a price to the public of $15.00 per share. As part of such offering, Marvel Entertainment Group, Inc. ("Marvel"), a principal stockholder, also sold 2,500,000 shares of Class A Common
Stock. The Company intends to use the net proceeds from the sale of the new shares of Class A Common Stock, estimated at approximately $9.1 million after expenses and underwriting discounts, to fund a portion of its capital commitment to Marvel Studios ("Marvel
Studios"), an entity to be formed with Marvel to facilitate the release of feature film, television programming and other media and theatrical productions based on Marvel's characters. The Company intends to fulfill its commitment by purchasing, from time to time, Preferred
Equity Interests in Marvel Studios. Pending such use, the net proceeds are expected to be used for working capital and general corporate purposes.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1996 compared with the three months ended June 30, 1995

 The Company's net sales increased 51% to approximately $45.8 million for the three months ended June 30, 1996 from approximately $30.4 million in the 1995 period. Domestic net sales of girls' toys increased approximately $9.6 million in the second quarter of 1996 from the 1995 period primarily due to initial shipments of the Company's expanded promotional doll line in the second quarter of 1996 as well as continued sales of products which were introduced in 1995. Domestic net sales of other products decreased approximately $4.8 million for the three months ended June 30, 1996 primarily due to a decrease in domestic net sales of boys' products, partially offset by an increase in domestic net sales of activity products. International sales of boys' products accounted for most of the $10.6 million increase in international sales during the second quarter of 1996 as compared to the second quarter of 1995.

 Gross profit increased 24% to approximately $22.9 million for the second quarter of 1996 from approximately $18.4 million in the second quarter of 1995. Gross profit as a percentage of net sales decreased to approximately
50% in the second quarter of 1996 from approximately 61% in the second quarter of 1995 due to changes in the Company's product mix and the effect of a higher percentage of international sales, which typically has a lower gross margin than domestic sales, in the 1996 period.

 Selling, general and administrative expenses increased 42% to approximately $13.0 million (approximately 28% of net sales) in the second quarter of 1996 from approximately $9.1 million (approximately 30% of net sales) in the second quarter of 1995. The increase was due to increased royalties, advertising and miscellaneous selling and administrative expenses as a result of sales growth, and additional salaries and consulting expense attributable to the Company's expanded product lines.


Six months ended June 30, 1996 compared with the six months ended June 30,
1995

 The Company's net sales increased 44% to approximately $84.2 million for the first six months of 1996 from approximately $58.3 million in the first six months of 1995. Domestic net sales of girls' toys increased approximately $17.2 million in the six months ended June 30, 1996 due to the introduction of the Company's new promotional doll line as well as continued sales of products which were introduced in 1995. Domestic net sales of activity toys increased approximately $10.0 million in the first six months of 1996 due primarily to kite sales from the new Spectra Star division. Domestic net sales of other products decreased approximately $18.1 million primarily due to a decrease in sales of boys' products. International sales of boys' toys accounted for most of the $16.8 million increase in international sales for the first six months of 1996 as compared to the first six months of 1995.

     Gross profit increased 26% to approximately $41.5 million for the first six months of 1996 from approximately $32.9 million in the year ago period. Gross profit as a percentage of net sales decreased to approximately 49% in the first six months of 1996 from approximately 56% in the year ago period due to changes in the Company's product mix and the effect of a higher percentage of international sales, which typically has a lower gross margin than domestic sales, in the 1996 period.

     Selling, general and administrative expenses increased 44% to approximately $24.3 million (approximately 29% of net sales) in the first six months of 1996 from approximately $16.9 million (approximately 29% of net sales) in the first six months of 1995. The increase was due to increased royalties, advertising and miscellaneous selling and administrative expenses as a result of sales growth, and additional salaries and consulting expense attributable to the Company's expanded product lines.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was approximately $3.9 million in the first six months of 1996, while net cash provided by operating activities was approximately $18.3 million in the first six months of 1995. The net decrease results primarily from increased sales during the first six months of 1996, the receivables which, due to industry dating practices , were not due as of June 30, 1996.

     On March 2, 1995, the Company completed an IPO by issuing 2,750,000 new shares of its Class A Common Stock at $18 per share. The net proceeds to the Company of $44.1 million, after deducting fees and expenses, were used to pay outstanding amounts due under subordinated notes which totalled approximately $15.1 million in principal and approximately $2.0 million in interest, with the balance used for working capital and general corporate purposes.

     In March, 1996, the Company acquired, pursuant to a put right, 53,030 shares of Series A Preferred Stock for approximately $1.4 million. The present value of the remaining Preferred Stock was approximately $1.6 million as of June 30, 1996. The Company utilized available cash to redeem the Preferred Stock.

     In March, 1995, the Company entered into a three year $30 million revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank) serves as administrative agent. Substantially all of the assets of the Company were pledged to secure borrowings under this credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 3/4 of 1% to 1% to be determined based on the Company's financial performance. The credit facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility. The Company had no outstanding indebtedness under the line of credit as of August 13, 1996.

     The credit facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires an annual reduction, commencing January 1, 1996, of outstanding borrowings to zero for a period of 45 consecutive days, commencing during the first six months of each calendar year. In addition, the credit facility also requires that (a) Marvel continue to control the Company and (b) the toy license agreement between the Company and Marvel remain in effect. The credit facility is not guaranteed by Marvel.

 Certain indebtedness of Marvel and Marvel's direct and indirect parent companies impose restrictions that limit the ability of Marvel and its subsidiaries, including the Company, to incur debt, make restricted payments, enter into transactions with affiliates and sell or transfer assets.

     On August 13, 1996, the Company sold 700,000 shares of Class A Common Stock at a price to the public of $15.00 per share. As part of such offering, Marvel, a principal stockholder, also sold 2,500,000 shares of Class A Common Stock. The Company intends to use the net proceeds from the sale of the new shares of Class A Common Stock, estimated at approximately $9.1 million after expenses and underwriting discounts, to fund a portion of its capital commitment to Marvel Studios, an entity to be formed with Marvel to facilitate the release of feature film, television programming and other media and theatrical productions based on Marvel's characters. The Company intends to fulfill its commitment by purchasing, from time to time, Preferred Equity Interests in Marvel Studios. Pending such use, the net proceeds are expected to be used for working capital and general corporate purposes.

 The Company believes that it has sufficient funds available from operating activities, borrowings under the credit facility and proceeds from the stock offering to meet peak working capital needs and capital expenditure requirements for the forseeable future.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend," "estimated", "believe," and similar expressions are intended to identify forward-looking statements.

PART II.            OTHER INFORMATION.

ITEM 1.             LEGAL PROCEEDINGS.
                    None

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 The 1996 Annual Meeting of Stockholders of the Company was held on May 16, 1996. There were 27,028,531 shares of Common Stock of the Company eligible to vote at the Annual Meeting. As proposed in the proxy solicitation issued pursuant to Regulation 14A of the Securities Exchange Act of 1934, the following persons were elected to serve as directors of the Company for a term expiring in 1997 and until their successors are duly elected and qualified: Ronald O. Perelman, William C. Bevins, Donald G. Drapkin, Terry C. Stewart, Isaac Perlmutter, Avi Arad, Joseph M. Ahearn, Bobby G. Jenkins, James F. Halpin, Alfred A. Piergallini and Lynn Schenk. Stockholders approved an amendment to the Company's Restated Certificate of Incorporation designed to expand the Company's board of directors by one member, from eleven persons to twelve persons. Stockholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

 The results of shares voted for the election of directors were as follows for all director nominees: 26,497,150 shares voted in favor and 955 shares voted against and 0 abstentions. There were 26,489,270 shares voted for the
amendment to expand t    he board of directors to twelve persons with 4,890
shares voted against and 3,945 abstentions. There were 26,491,710 shares voted for the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 with 4,115 shares voted against and 2,280 abstentions. The holders of all of the Company's Class B Common Stock (9,894,000 shares, each with 10 votes) voted unanimously for all director nominees, in favor of the proposal to expand the board of directors and in favor of ratifying the selection of Ernst & Young LLP as the Company's independent auditors. The holders of the Company's Class A Common Stock are entitled to one vote per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (A)   EXHIBITS

            Exhibit 99.1 - Information Regarding the Public Offering of Shares


      (B)   REPORTS ON FORM 8-K

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                      TOY BIZ, INC.
                                        (Registrant)


Dated:  August 14, 1996           By:  /s/Bobby G. Jenkins
                                      -------------------------------------
                                          Bobby G. Jenkins
                                          Chief Financial Officer
                                           and Treasurer