Form 10-Q
period 1996-09-30
TOY BIZ INC
filed 1996-11-14
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

                                 TOY BIZ, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3711775
 ------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


333 East 38th Street, New York, NY                          10016
----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  212-682-4700

              (Registrant's telephone number, including area code)


        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

At November 1, 1996, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 20,348,794 shares of Class A Common Stock and 7,394,000 shares of Class B Common Stock, totaling 27,742,794 shares of Common Stock.

                                 TOY BIZ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                  September 30,
                                                      1996                         December 31
                                                   (unaudited)                        1995 *
                                              --------------------           ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents...............              $7,268                     $22,484
  Accounts receivable, net................             108,008                      74,748
  Inventories, net........................              29,627                      17,195
  Deferred income taxes...................               4,141                       4,141
  Prepaid expenses and other..............               8,931                       4,476
                                                     ---------                    --------

     Total current assets.................             157,975                     123,044

Molds, tools and equipment, net...........              17,671                      12,102
Product and package design costs, net.....              10,520                       6,971
Goodwill and other intangibles, net.......              10,048                      10,101
                                                     ---------                    --------

     Total assets.........................            $196,214                    $152,218
                                                     =========                   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................             $12,667                      $8,830
  Accrued expenses and other..............              41,915                      29,040
                                                     ---------                  ----------

     Total current liabilities............              54,582                      37,870
                                                     ---------                  ----------
     Total liabilities....................              54,582                      37,870
                                                     ---------                  ----------

Redeemable preferred stock................               1,657                       3,016
                                                     ---------                  ----------

Stockholders' equity:
  Common stock............................                 277                         270
  Additional paid-in capital..............              70,611                      61,158
  Retained earnings.......................              69,087                      49,904
                                                     ---------                  ----------

     Total stockholders' equity...........             139,975                     111,332
                                                     ---------                  ----------

     Total liabilities and stockholders'
      equity..............................            $196,214                    $152,218
                                                     =========                  ==========


     * Derived from the audited Financial Statements for the year ended December 31, 1995.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC   .
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (unaudited)


                                                  Three Months         Nine Months
                                               Ended September 30,  Ended September 30,
                                             --------------------- -------------------
                                               1996      1995        1996       1995
                                             --------  ---------   --------   --------

Net sales ................................   $ 83,437   $ 58,687   $167,620   $117,010

Cost of sales ............................     40,449     26,460     83,121     51,873
                                             --------   --------   --------   --------

Gross profit .............................     42,988     32,227     84,499     65,137

Operating expenses:

  Selling, general and administrative ....     20,060     13,761     44,390     30,623
  Depreciation and amortization ..........      4,044      2,677      8,630      6,666
                                             --------   --------   --------   --------

     Total operating expenses ............     24,104     16,438     53,020     37,289
                                             --------   --------   --------   --------

Operating income .........................     18,884     15,789     31,479     27,848

Interest income, net .....................        144        279        494        392
                                             --------   --------   --------   --------

  Income before provision for income taxes     19,028     16,068     31,973     28,240

  Provision for income taxes .............      7,611      6,588     12,790     11,578
                                             --------   --------   --------   --------

Net income ...............................   $ 11,417   $  9,480   $ 19,183   $ 16,662
                                             ========   ========   ========   ========


Earnings per share .......................   $   0.42   $   0.35   $   0.70   $   0.62
                                             ========   ========   ========   ========

Weighted average number of common and
  common equivalent shares outstanding,
  (in thousands) .........................     27,398     27,193     27,233     27,082
                                             ========   ========   ========   ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.
                                       3

                                 TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)


                                                                                 Nine Months
                                                                              Ended September 30,
                                                                        -----------------------------
                                                                           1996                1995
                                                                        -----------        ----------
Cash flows from operating activities:
Net income............................................................     $19,183           $16,662
                                                                        -----------         ---------
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation and amortization......................................       8,630             6,666
   Provision for deferred income taxes................................       -                   154
   Changes in assets and liabilities:
    Increase in accounts receivable, net..............................     (33,260)           (6,455)
    Increase in inventories, net......................................     (12,432)           (7,639)
    Increase in prepaid expenses and other............................      (4,455)           (2,360)
    Increase (decrease) in accounts payable...........................       3,837            (3,736)
    Increase in accrued expenses and other............................      12,252             8,994
                                                                        -----------         ---------

Total adjustments.....................................................     (25,428)           (4,376)
                                                                        -----------         ---------

     Net cash (used in) provided by operating activities..............      (6,245)           12,286
                                                                        -----------         ---------

Cash flows from investing activities:
  Purchases of molds, tools and equipment.............................     (11,246)           (7,265)
  Expenditures for product and package design costs...................      (6,236)           (3,975)
  Acquisition of Spectra Star, net of cash & cash
       equivalents acquired...........................................       -                (7,776)
  Other investments...................................................        (213)              (33)
                                                                        -----------         ---------

     Net cash used in investing activities............................     (17,695)          (19,049)
                                                                        -----------         ---------

Cash flows from financing activities:
  Redemption of preferred stock.......................................      (1,440)            -
  Exercise of stock options...........................................         438               408
  Proceeds from secondary offering....................................       9,726             -
  Proceeds from initial public offering...............................       -                44,220
  Net repayments under credit agreement...............................       -               (21,500)
  Notes payable - stockholders........................................       -               (15,119)
                                                                        ------------        ----------

     Net cash provided by financing activities........................       8,724             8,009
                                                                        -----------         ---------

Net (decrease) increase in cash.......................................     (15,216)            1,246

Cash and cash equivalents at beginning of period......................      22,484             4,142
                                                                        -----------         ---------

Cash and cash equivalents at end of period............................      $7,268            $5,388
                                                                        ===========         =========

Supplemental disclosures of cash flow information:
   Interest paid during the period....................................         $83            $2,306
   Income taxes paid during the period................................     $10,511            $9,845

Other non-cash transactions:
  Accretion of preferred dividend.....................................         $81             -


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

2. COMMON STOCK OFFERINGS

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

     On August 13, 1996, the Company completed an additional public offering by issuing 700,000 new shares of Class A Common Stock at $15.00 per share. As part of such offering, Marvel Entertainment Group, Inc. ("Marvel"), a principal stockholder, also sold 2,500,000 shares of Class A Common Stock. The Company intends to use the net proceeds from the sale of the new shares of Class A Common Stock, of approximately $9.1 million, after deducting estimated fees and expenses, to fund a portion of its capital commitment to Marvel Studios ("Marvel Studios"), an entity to be formed with Marvel to facilitate the development of television programming, feature films and other media and theatrical productions based on Marvel's characters. In light of the proposals outlined in Section 6 (Subsequent Events), it is anticipated that the structure of Marvel Studios may change. Pending such use, the net proceeds are being used for working capital and general corporate purposes.

3. ACQUISITION

     On September 11, 1995, pursuant to an Asset Purchase Agreement dated as of August 17, 1995, as amended, between the Company and Spectra Star, Inc. ("Spectra Star"), the Company acquired certain assets and assumed certain liabilities of Spectra Star (the "Acquisition"). The purchase price, including fees related to the Acquisition, totaled approximately $13.6 million, consisting of approximately $10.6 million of cash and assumed liabilities and the issuance of a maximum of 130,303 shares of Series A Preferred Stock (the "Preferred Stock") with a maximum redemption value of $4.3 million. The Preferred Stock is convertible at any time after March 10, 1996 at the option of the holders into 130,303 shares of Class A Common Stock or cash at the then present value of the Preferred Stock. Through September 30, 1996, 53,030 shares of the Preferred Stock were redeemed for cash at an aggregate present value of approximately $1.4 million. The present value of the remaining Preferred Stock was approximately $1.7 million as of September 30, 1996. The Company utilized available cash to finance the Acquisition and to redeem the Preferred Stock.

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (unaudited)



3. ACQUISITION (continued)

     The Acquisition was accounted for using the purchase method of accounting. Based on a preliminary allocation of purchase price, the fair value of the assets acquired is summarized below.

   Current assets..................................         $3,470
   Noncurrent assets...............................            521
   Intangibles.....................................          9,566
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

                                                             Nine Months Ended
                                                            September 30, 1995
                                                            ------------------
    Net sales...........................................             $131,377
    Net income..........................................              $15,993
    Earnings per share..................................                $0.59


4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS


                                       September 30,    December 31,
                                            1996            1995
                                        -----------     -----------
Accounts receivable, net:
  Accounts receivable.................     $119,542        $86,019
  Less allowances.....................      (11,534)       (11,271)
                                        -----------     ----------
      Total...........................     $108,008        $74,748
                                        ===========     ==========

Inventories, net:

  Finished goods, net.................      $24,943        $13,504
  Component parts, raw materials and
     work-in-process..................        4,684          3,691
                                        -----------     ----------
      Total...........................      $29,627        $17,195
                                        ===========     ==========

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (unaudited)


4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (continued)


                                           September 30,      December 31,
                                               1996               1995
                                         ----------------- -----------------

Goodwill and other intangibles, net:

  Goodwill. ..........................          $9,815                 $9,815
  Patents and other intangibles.......             622                    409
  Less accumulated amortization.......            (389)                  (123)
                                               --------               --------
      Total...........................         $10,048                $10,101
                                               ========               ========

Accrued expenses and other:

  Accrued advertising costs...........          $7,738                 $9,459
  Accrued royalties...................           4,655                  3,956
  Income taxes payable................           9,677                  7,374
  Accrued inventory purchases.........          15,738                  4,694
  Other accrued expenses..............           4,107                  3,557
                                               --------               --------
      Total...........................         $41,915                $29,040
                                               ========               ========

5. EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common and common equivalent shares assuming 27 million shares of Common Stock were outstanding during the period prior to the IPO in March, 1995.

6. SUBSEQUENT EVENT

        On October 17, 1996, Andrews Group Incorporated ("Andrews Group"), an indirect parent of Marvel, announced that it had reached agreement with each of Isaac Perlmutter and Avi Arad to purchase approximately 67% of the outstanding Class A Common Stock for debt of Andrews Group and cash. It is also anticipated that Andrews Group (or an affiliate) will be making a proposal to the Company's board of directors to acquire all remaining shares of Class A Common Stock and, as part of such transaction, the Company will become a wholly owned subsidiary of Marvel. In anticipation of receiving a proposal, the Company's board of directors formed a special committee of directors not affiliated with Andrews Group or with Marvel on behalf of the minority stockholders. The Andrews Group agreements with each of Messrs. Perlmutter and Arad are, and the foregoing contemplated proposals to the Company are expected to be, subject to a number of significant conditions, including the consummation of the Andrews Group investment in Marvel, as described below. On November 12, 1996, Andrews Group made a proposal to Marvel to acquire shares of Marvel common stock, which is subject to a number of significant conditions. There can be no assurance that agreement will be reached on the terms of the proposed purchase of the Company or that any of the foregoing transactions will be consummated.

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

Results of Operations

     Three months ended September 30, 1996 compared with the three months ended September 30, 1995 The Company's net sales increased 42% to approximately $83.4 million for the three months ended September 30, 1996 from approximately $58.7 million in the 1995 period. Domestic net sales increased 31% to approximately $63.1 million in the third quarter of 1996 from the 1995 period due to expanded product lines in all toy categories. International sales of boys' products accounted for most of the $10.9 million increase in international sales during the third quarter of 1996 as compared to the third quarter of 1995.

     Gross profit increased 33% to approximately $43.0 million for the third quarter of 1996 from approximately $32.2 million in the third quarter of 1995. Gross profit as a percentage of net sales decreased to approximately 52% in the third quarter of 1996 from approximately 55% in the third quarter of 1995 due to changes in the Company's product mix and the effect of a higher percentage of international sales, which typically has a lower gross margin than domestic sales, in the 1996 period.

     Selling, general and administrative expenses increased 46% to approximately $20.1 million (approximately 24% of net sales) in the third quarter of 1996 from approximately $13.8 million (approximately 23% of net sales) in the third quarter of 1995. The increase was due to increased royalties and advertising expense as a result of sales growth, and additional salaries and other administrative expenses attributable to the Company's expanded product lines.

     Depreciation and amortization expense increased to approximately $4.0 million in the third quarter of 1996 from approximately $2.7 million in the third quarter of 1995. The increase of $1.3 million was primarily attributable to increased amortization expense resulting from an increased investment in product tooling to support the Company's expanded product line.


Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

     The Company's net sales increased 43% to approximately $167.6 million for the first nine months of 1996 from approximately $117.0 million in the first nine months of 1995. Domestic net sales increased 22% to approximately $124.2 million in the nine months ended September 30, 1996 from the 1995 period due to expanded product lines in all toy categories and the inclusion of Spectra Star in the 1996 period. International sales of boys' toys accounted for most of the $27.7 million increase in international sales for the first nine months of 1996 as compared to the first nine months of 1995.

     Gross profit increased 30% to approximately $84.5 million for the first nine months of 1996 from approximately $65.1 million in the year ago period. Gross profit as a percentage of net sales decreased to approximately 50% in the first nine months of 1996 from approximately 56% in the year ago period due to changes in the Company's product mix and the effect of a higher percentage of international sales, which typically has a lower gross margin than domestic sales, in the 1996 period.

     Selling, general and administrative expenses increased 45% to approximately $44.4 million (approximately 26% of net sales) in the first nine months of 1996 from approximately $30.6 million (approximately 26% of net sales) in the first nine months of 1995. The increase was due to increased royalties, advertising and other selling expenses as a result of sales growth, and additional salaries and administrative expenses attributable to the Company's expanded product lines.

     Depreciation and amortization expense increased to approximately $8.6 million in the nine months ended September 30, 1996 from approximately $6.7 million in the same period of 1995. The increase of $1.9 million was primarily attributable to increased amortization expense resulting from an increased investment in product tooling to support the Company's expanded product line.


Liquidity and Capital Resources

     Net cash used in operating activities was approximately $6.2 million in the first nine months of 1996, while net cash provided by operating activities was approximately $12.3 million in the first nine months of 1995. The net decrease results primarily from increased sales during the first nine months of 1996, the receivables of which, due to industry dating practices , were not due as of September 30, 1996.

     Net cash used in investing activities increased to approximately $17.7 million in the first nine months of 1996 from approximately $11.3 million in the same period of 1995, not including net cash used for the acquisition of Spectra Star in the 1995 period. The increase of $6.4 million was primarily attributable to increased investment in product tooling and product design to support the Company's expanded product line.

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

     In March, 1996, the Company acquired, pursuant to a put right, 53,030 shares of Series A Preferred Stock for approximately $1.4 million. The present value of the remaining Preferred Stock was approximately $1.7 million as of September 30, 1996. The Company utilized available cash to redeem the Preferred Stock.

     On August 13, 1996, the Company completed an additional public offering by issuing 700,000 new shares of Class A Common Stock at $15.00 per share. As part of such offering, Marvel, a principal stockholder, also sold 2,500,000 shares of Class A Common Stock. The Company intends to use the net proceeds from the sale of the new shares of Class A Common Stock, of approximately $9.1 million, after deducting estimated fees and expenses, to fund a portion of its capital commitment to Marvel Studios, an entity to be formed with Marvel to facilitate the development of television programming, feature films and other media and theatrical productions based on Marvel's characters. In light of the proposals outlined below, it is anticipated that the structure of Marvel Studios may change. Pending such use, the net proceeds are being used for working capital and general corporate purposes.

     In March, 1995, the Company entered into a three year $30 million revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank) serves as administrative agent. Substantially all of the assets of the Company were pledged to secure borrowings under this credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 3/4 of 1% to 1% to be determined based on the Company's financial performance. The credit facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility. The Company had no outstanding indebtedness under the line of credit as of November 1, 1996.

     The credit facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires an annual reduction, commencing January 1, 1996, of outstanding borrowings to zero for a period of 45 consecutive days, commencing during the first six months of each calendar year. In addition, the credit facility also requires that (a) Marvel continue to control the Company and (b) the toy license agreement between the Company |and Marvel remain in effect. The credit facility is not guaranteed by Marvel.

     Certain indebtedness of Marvel and Marvel's direct and indirect parent companies impose restrictions that |limit the ability of Marvel and its subsidiaries, including the Company, to incur debt, make restricted payments, enter into transactions with affiliates and sell or transfer assets.

        On October 17, 1996, Andrews Group, an indirect parent of Marvel, announced that it had reached agreement with each of Isaac Perlmutter and Avi Arad to purchase approximately 67% of the outstanding Class A Common Stock for debt of Andrews Group and cash. It is also anticipated that Andrews Group (or an affiliate) will be making a proposal to the Company's board of directors to acquire all remaining shares of Class A Common Stock and, as part of such transaction, the Company will become a wholly owned subsidiary of Marvel. In anticipation of receiving a proposal, the Company's board of directors formed a special committee of directors not affiliated with Andrews Group or with Marvel on behalf of the minority stockholders. The Andrews Group agreements with each of Messrs. Perlmutter and Arad are, and the foregoing contemplated proposals to the Company are expected to be, subject to a number of significant conditions, including the consummation of the Andrews Group investment in Marvel, as described below. On November 12, 1996, Andrews Group made a proposal to Marvel to acquire shares of Marvel common stock, which is subject to a number of significant conditions. There can be no assurance that agreement will be reached on the terms of the proposed purchase of the Company or that any of the foregoing transactions will be consummated.


     The Company believes that it has sufficient funds available from operating activities, borrowings under the credit facility and proceeds from the stock offering to meet peak working capital needs and capital expenditure requirements for the forseeable future.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend," "estimated", "believe," "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) a decrease in the level of media exposure or popularity of Marvel characters resulting in declining revenues of toys based on such characters; (ii) the lack of continued commercial success of properties owned by major licensors which have granted the Company toy licenses; (iii) consumer acceptance of new toy product introductions; and (iv) the imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China.



PART II.               Other Information.

Item 1.                Legal Proceedings.

                       None

Item 6.                Exhibits and Reports on Form 8-K.

                       (a)   Exhibits

                             None

                       (b)   Reports on Form 8-K

                            The Registrant filed a Current Report on Form 8-K, dated as of July 24, 1996, under Item 5 "Other Events" reporting the Company's issuance of a press release announcing its financial results for the second quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                     TOY BIZ, INC.
                                                     (Registrant)


Dated:  November 13, 1996              By:  /s/David J. Fremed
                                           ----------------------------------
                                               David J. Fremed
                                               Chief Financial Officer