Form 10-K405
period 1996-12-31
TOY BIZ INC
filed 1997-04-15
CIK 933730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
     (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 1996
                                      OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to __________

                          Commission File No. 1-13638
                                 TOY BIZ, INC.
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                          13-3711775
(State of incorporation)                 (I.R.S. employer identification number)

                              333 EAST 38TH STREET
                            NEW YORK, NEW YORK 10016
          (Address of principal executive offices, including zip code)

                                 (212) 682-4700
              (Registrant's telephone number, including area code)

          ____________________________________________________________

          Securities registered pursuant to Section 12(b) of the Act:
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 1997 was $63,403,257, based on a price of $9.50 per share, the closing sales price for the Registrant's Class A Common Stock as reported in the New York Stock Exchange Composite Transaction Tape on that date.

As of March 28, 1997, there were 20,352,127 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") and 7,394,000 outstanding shares of the Registrant's Class B Common Stock, par value $.01 per share (the "Class B Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.....................................................................   1
     ITEM 1.   BUSINESS....................................................   1
     ITEM 2.   PROPERTIES..................................................  10
     ITEM 3.   LEGAL PROCEEDINGS...........................................  10
     ITEM 4.   SUBMISSION OF MATTERS TO A
               VOTE OF SECURITY HOLDERS....................................  11

PART II....................................................................  11
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.........................................  11
     ITEM 6.   SELECTED FINANCIAL DATA.....................................  12
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................  13
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................  16
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE......................  16

PART III...................................................................  17
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT..............................................  17
     ITEM 11.  EXECUTIVE COMPENSATION......................................  21
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.......................................  24
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  25

PART IV....................................................................  31
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.....................................  31

SIGNATURES.................................................................  37

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE......................................................... F-1

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                        THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS REPORT REGARDING THE COMPANY'S PRODUCTS, LICENSING RELATIONSHIPS AND GROWTH PLANS ARE FORWARD-LOOKING STATEMENTS THAT ARE DEPENDENT UPON CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE RELATING TO DEVELOPMENTS IN THE MARVEL ENTERTAINMENT GROUP, INC. BANKRUPTCY PROCEEDINGS, THE POPULARITY OF LICENSED CHARACTERS AND TRADEMARKS, CONSUMER ACCEPTANCE OF NEW PRODUCT INTRODUCTIONS, THE DEPENDENCE ON MANUFACTURERS IN CHINA, U.S. TRADE RELATIONS WITH CHINA, CHANGING CONSUMER PREFERENCES, PRODUCTION DELAYS OR SHORTFALLS AND GENERAL ECONOMIC CONDITIONS. THOSE AND OTHER RISKS AND UNCERTAINTIES ARE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Toy Biz, Inc. (the "Company") was incorporated in Delaware on March 18, 1993. The Company designs, markets and distributes a diverse product line comprised of boys', girls', infant/pre-school and activity toys in the United States and internationally, based on popular entertainment properties, consumer brand names and proprietary designs. The Company's products are distributed to a number of general and specialty merchandisers and distributors, principally in the United States and around the world.

     For purposes of this Form 10-K Annual Report, the "Company" includes, unless the context otherwise requires, the Company, its subsidiary and their respective predecessors. The "Predecessor Company" means Toy Biz, Inc., a Delaware corporation incorporated in 1990 and subsequently renamed Zib Inc., and its foreign sales affiliate, Toy Biz International Ltd., a Hong Kong corporation. The Company's principal executive offices are located at 333 East 38th Street, New York, New York 10016 and its telephone number is (212) 682-4700.

     In connection with the Company's formation, the Company obtained an exclusive, perpetual and royalty-free license (the "Marvel License") from Marvel Entertainment Group, Inc. ("Marvel") which permits the Company to produce a broad range of toys based on Marvel's more than 3,500 characters (the "Marvel Characters"). The Company also has licenses to manufacture certain toy products based on non-Marvel Characters depicted in television programs such as Hercules:
The Legendary Journeys(TM), Xena: Princess Warrior(TM) and Muppet Babies(TM), all of which are broadcast on network, syndicated or cable television. A number of motion pictures as to which the Company has obtained licenses to manufacture certain products have been completed or are in the planning stages. These include a made-for-television movie entitled Generation X(TM), which premiered in prime time on the Fox Network, for which the Company has manufactured and distributed mainly action figures, as well as a feature film entitled Muppet Treasure Island(TM), a widely distributed first run motion picture, for which the Company has manufactured and distributed certain plush items. Other motion pictures (both related and unrelated to the Marvel Characters) for which the Company has obtained licenses to manufacture certain products, are planned for release by such licensors as The Walt Disney Company ("Disney") and Universal City Studios, Inc. or its affiliates ("Universal"). See " - Licensing and Related Rights - Marvel License Agreement."

     The Company believes that media events associated with the characters on which it bases certain of its toy products increase overall consumer awareness and popularity of these characters and the Company has in part followed a strategy intended to capitalize on the popularity generated by such media exposure. The Company has used its success in marketing the Marvel line as a means of attracting licenses for use of recognized trademarks and brand names such as Gerber(R), Coleman(R), and NASCAR(R).

POSSIBLE CHANGE OF CONTROL

     Marvel owns approximately 26.6% of the outstanding common stock of the Company and has 78.4% of the total voting power of the Company's outstanding common stock. On December 27, 1996, Marvel and its subsidiaries, other than Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp., a general partner in Marvel's Marvel Mania restaurant joint venture, and certain inactive subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Petitions"). In a separate case, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel (Parent)") and Marvel III Holdings Inc. ("Marvel III" and collectively with Marvel Holdings and Marvel (Parent), the "Marvel Holding Companies") also filed voluntary petitions for reorganization under Chapter 11. Under the proposed joint plan of reorganization (the "Joint Plan of Reorganization"), Andrews Group Incorporated, a Delaware corporation ("Andrews Group"), entered into a Stock Purchase Agreement with Marvel dated as of December 27, 1996 (the "Stock Acquisition Agreement") pursuant to which Andrews Group or an affiliate thereof would have acquired from Marvel a number of shares of common stock of Marvel representing 80.8% of the outstanding shares of Marvel common stock, after giving effect to such acquisition, in consideration for $365 million in cash or, at the option of Andrews Group, shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), of the Company or a combination of the foregoing. Andrews Group has since terminated the Stock Acquisition Agreement. Approximately 79% of the outstanding common stock of Marvel is owned (subject to certain pledges thereof) by direct and indirect wholly owned subsidiaries of Andrews Group.

     On February 26, 1997, upon consideration of a motion made by the Official Bondholder's Committee in the Marvel Holdings, Marvel (Parent) and Marvel III bankruptcy cases, the bankruptcy court granted relief from the automatic stay which would allow the Official Bondholder's Committee to exercise certain creditors' remedies. Such remedies include the right to direct the indenture trustee to vote the common stock of Marvel and the capital stock of Marvel Holdings and Marvel (Parent) that is pledged under the indentures governing the secured notes issued by Marvel Holdings, Marvel (Parent) and Marvel III to the creditors represented by the Official Bondholder's Committee. Marvel and the Marvel Holding Companies have collectively pledged approximately 80% of the outstanding common stock of Marvel. On March 19, 1997, the Official Bondholder's Committee notified Marvel that it intended to exercise its voting rights to replace the board of directors of Marvel. On March 24, 1997, the bankruptcy court ruled that the Official Bondholder's Committee could exercise the voting rights associated with the capital stock of Marvel Holdings and Marvel (Parent), but could not exercise the voting rights associated with the common stock of Marvel until authorized to do so by further order of the bankruptcy court. The incumbent board of directors of Marvel remains in office as of April 14, 1997. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." Marvel is a party to a Stockholders' Agreement with the Company, Avi Arad ("Arad") and Isaac Perlmutter ("Perlmutter") which provides for Marvel's shares of Class B Common Stock to be converted into Class A Common Stock upon a change of control of Marvel. See "Item 13. Certain Relationships and Related Transactions - Stockholders' Agreement and Class B Voting Trusts."

     On December 27, 1996, following approval by an independent committee of the Company's board of directors (the "Independent Committee"), the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Andrews Group and Andrews Acquisition Corp. ("Acquisition"), an affiliate of Andrews Group, pursuant to which Andrews Group would acquire the entire equity interest in the Company not otherwise acquired from Isaac Perlmutter and Avi Arad, by means of a merger (the "Merger") of the Company with and into Acquisition. On November 20, 1996, Andrews Group entered into stock purchase agreements (the "Stock Purchase Agreements"), which were subsequently amended on January 29, 1997, with Arad and with Perlmutter and certain of his affiliates (collectively, the "Perlmutter Group"), pursuant to which Andrews Group would, immediately prior to the Merger, purchase all of the Class A Common Stock of the Company held by Arad and the Perlmutter Group. Marvel owns all but two shares (which two shares are held in voting trusts) of the Class B common stock, par value $.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), of the Company. See "Item 3. Legal Proceedings."

     Andrews Group's obligation to consummate the Merger is conditioned upon, among other things, confirmation of the Joint Plan of Reorganization with respect to Marvel and certain of its subsidiaries and the satisfaction or waiver of all of the conditions to closing under the Stock Acquisition Agreement (as defined below).

     The Company, Arad and Perlmutter have each received notice from Andrews Group that Andrews Group has terminated its Stock Acquisition Agreement with Marvel, and accordingly a condition to the obligations of Andrews Group and Acquisition to consummate the Merger pursuant to the Merger Agreement will not be satisfied. Andrews Group further advised the Company, Arad and Perlmutter that Andrews Group does not intend to waive such condition, and anticipates that the Merger will not be consummated. While the Merger Agreement has not been formally terminated, the Merger will not be consummated if Andrews Group does not waive such condition. Because such condition to consummation of the Merger will not be satisfied, the conditions to the obligations of Andrews Group to consummate the transactions contemplated by the Stock Purchase Agreements will not be satisfied.

     The Merger Agreement, the Stock Purchase Agreements and the Stock Acquisition Agreement are described more specifically herein under "Item 13. Certain Relationships and Related Transactions."

DEVELOPMENTS WITH RESPECT TO THE COMPANY'S BUSINESS DURING FISCAL YEAR 1996

     During the past fiscal year, the Company continued to launch products based on the various Marvel Character groups mentioned above. These included, among other things, new products and product line extensions in the Company's X-Men(R) and Spider-Man(R) ranges.

     During 1996, the Company also continued its efforts to develop toys under licenses for recognized consumer brand names and other popular characters. The Company continued to build on its line of dolls and infant and toddler learning toys marketed under the Gerber(R) trademark. The Company continues to develop a line of children's toys with a camping and outdoor theme sold under the Coleman(R) trademark. The Company also licensed from NASCAR(R) and several well-known stock car drivers the rights to manufacture various toy products based upon such trademarks and personalities.

     During 1996, the Company also continued to manufacture and distribute additional proprietary products in various categories including: Baby Tumbles Surprise(TM), Baby Headstand Surprise(TM), Baby So Real(TM), Take Care of Me Twins(TM) and multi-activity game tables.

     Since completing the acquisitions of the assets of Spectra Star, Inc. ("Spectra Star(R)") and Quest Aerospace Education, Inc. ("Quest") in 1995, the Company's specialized activity toy business has continued to grow, with Spectra Star(R) brand kites comprising a substantial share of United States domestic kite business, and Quest(TM) brand rockets entering the growing mass merchandise market and specialty store distribution channels.

INDUSTRY BACKGROUND

     The toy industry's highly competitive environment continues to place cost pressures on manufacturers/distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for such dollars along with the makers of computers and video games. The Company believes that its products are well made, attractively priced, and benefit from television exposure arising from scheduled programming, media events, advertising and the strength of recognized trademarks or brand names.

     Large mass market toy retailers dominate the toy industry and feature a large selection of toys. Continued consolidation among discount-oriented retailers can be expected to require toy companies to keep prices low and to implement and maintain production and inventory control methods permitting them to respond quickly to changes in demand.

PRODUCTS

     The Company has historically marketed a variety of toy products designed for children of different age groups. The Company's current product strategy seeks broad expansion and diversification of its product lines.

     Boys' Products

     The Marvel License includes more than 3,500 Marvel Characters, all of which are available to the Company for toy development. The segment of the Marvel universe which has been most successfully developed by the Company is the X-Men(R), consisting of over 300 characters. The popularity of the X-Men(R) primarily resulted from that character group's long-standing success as a comic book title, as well as the past success of the Fox Children's Network's animated X-Men(R) television show. The Company's sales of the X-Men(R) product line decreased in 1996 as that product line matured.

     The Spider-Man(R) product line also capitalizes on an animated television series which is broadcast on the Fox Children's Network. The Spider-Man(R) toy line includes action figures, vehicles and playsets. The Company also markets boys' toys based on characters portrayed in the Marvel-related Iron Man(R) and Fantastic Four(TM) syndicated television programs, and is planning a launch of Silver Surfer(TM) products based upon the Silver Surfer animated television program (which is expected to begin broadcasting on the Fox Children's Network in 1997).

     The Company's boys' business is also comprised of non-Marvel Character genres supported by television advertising and broadcasts. The Company continues to market a line of action figures and playsets based on characters portrayed in the Hercules: The Legendary Journey(TM) and Xena: Princess Warrior(TM) syndicated television programs. The Company also markets playsets and vehicles using well-known stock car drivers and NASCAR(R) licenses.

     Many of the action figure properties have proven to be highly popular with the Company's international customers, especially those in Europe.

     Girls' Products

     The Company's girls' business has continued to thrive with new introductions and product line extensions. Baby Tumbles Surprise(TM) and Baby Headstand Surprise(TM) continue as top-selling unit volume dolls. The Company has also marketed Baby Looks So Real(TM), Take Care of Me Twins (TM), Bendy Wendy(TM), and Pretty Sparkle Dancer(TM). The Company believes that it will continue to be an important source of new girls' products for the retail toy market.

     Preschool Products

     The Company continues to take advantage of the name recognition and the goodwill associated with the Gerber(R) name with the production of its line of dolls, as well as infant and toddler learning toys with the Gerber(R) trademark and/or the famous trademarked Gerber(R) baby face.

     Activity Toys

     The Spectra Star(R) brand name accounts for a substantial share of the United States domestic kite business, and thrives on license-driven products. The Company's kite licenses have been granted by the licensing entities associated with such well-known licensors as Disney, Universal and Warner Bros. The Company's activity toy products also include the model rocketry products associated with the business acquired from Quest and the Company's proprietary multi-activity game tables.

FACTORS WHICH MAY AFFECT THE COMPANY'S PRODUCT STRATEGY

     The success of the Company's product strategy depends in part upon consumer acceptance of its new toy products for which there can be no assurance.
Consumer acceptance of many of the Company's products is dependent on the popularity generated by television programs and other media events, the strength of recognized consumer trademarks and brand names, and consumer interest in the Company's core product categories. There can be no assurance that any scheduled or anticipated television program or other media event will occur at all or will continue to be broadcast or will otherwise result in substantial marketing value to, or sales of the Company's toy products. Nor can there be any assurance that the goodwill associated with recognized consumer trademarks or brand names will add marketing value to the Company's toy products or that the Company's core products will maintain the buying interest of consumers. The Company's new and existing products are also subject to changing consumer preferences. Some products in the toy industry are successfully marketed for a limited period, sometimes only one or two years. There can be no assurance that any existing product lines will retain their current popularity or that new products developed by the Company will meet with the same success as the Company's current products. While it is impossible to predict future trends in a business as fad-oriented as the toy industry, the Company's believes its product line is sufficiently diverse to benefit from such trends. No assurance can be given that the Company will accurately anticipate future trends or will be able to successfully develop, produce and market products to take advantage of market opportunities presented by such trends.

     The Company believes its sales and business have been adversely affected by concerns among retailers as to the impact of the Marvel bankruptcy. While the Company is attempting to address these concerns, to the extent they are not alleviated, it can be expected that they will continue to adversely affect demand for the Company's products.

LICENSING AND RELATED RIGHTS

     In carrying out its business strategy, the Company continuously monitors existing licensed properties and pursues new licenses, where it believes such licenses fit with the Company's core product lines, or where they may add to the Company's core product mix.

     In 1996, the Company produced a majority of its products under licenses which it has obtained from third parties. Some of these licenses confer rights to exploit original concepts developed by toy inventors and designers.
Character licenses, such as the Marvel License, permit the Company to manufacture and market toys based on characters owned by others which have or develop their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. Other licenses, referred to as trademark or brand name licenses, permit the Company to produce toys bearing the recognized consumer trademark or brand name owned by the licensor. In return for these rights (other than those under the Marvel License), the Company pays royalties to its licensors.

     A determination to acquire a character license must frequently be made before the commercial introduction of the property in which a licensed character appears, and such license arrangements often require the payment of non-refundable advances or guaranteed minimum royalties. Accordingly, the success of a character licensing program is dependent upon the ability of the Company to accurately assess the future success and popularity of the character properties which it is evaluating, to bid for such properties on a selective basis in accordance with such evaluation and to capitalize on the properties for which it has obtained licenses in an expeditious manner. The success of the trademark licensing program depends in part on whether the strength of the licensed trademark will produce marketing value for the toy products. There can be no assurance that product produced under the licenses acquired by the Company will obtain significant market acceptance.

     Royalties paid by the Company to licensors and inventors are typically based on a percentage of net sales. Most licenses have terms of one to three years and some are renewable at the option of the Company upon payment of minimum guaranteed payments or the attainment of certain sales levels during the term of the license. In the future, royalty rates and minimum guaranteed payments may increase or decrease depending upon various competitive forces in the toy industry.

     Marvel License Agreement

     In connection with the formation of the Company, Marvel granted the Company the Marvel License, an exclusive, perpetual and royalty-free license, subject to certain limitations, to manufacture and distribute a broad range of toys and toy-related products based upon the Marvel Characters and properties in which it owns copyrights, trademarks or trade names. The Marvel License covers all characters (including the associated copyrights and trademarks) owned by Marvel and disseminated under the Marvel Comics(R) trademark during the perpetual term of the Marvel License. The Marvel License currently covers more than 3,500 different Marvel Characters, including: Marvel Super Heroes(TM), X-Men(R) and X-Force(TM) (including Wolverine(R), Nightcrawler(TM), Colossus(TM), Storm(TM), Cyclops(TM), Bishop(R) and Gambit(TM)); Spider-Man(R); Captain America(R); Fantastic Four(TM) (including Mr. Fantastic(TM), The Human Torch(TM), Invisible Woman(TM) and The Thing(TM)); Hulk(R); Thor(TM); The Silver Surfer(TM); Daredevil(TM); Iron Man(R); The Punisher(R); Dr. Strange(TM); Ghost Rider(TM); Cable(TM) and the other Marvel Characters. The Marvel License covers specified categories of toys and toy-related products. In connection with the Marvel bankruptcy proceedings, representatives of the Official Bondholder's Committee have publicly stated that they could seek to reject the Marvel License as an executory contract. The Company would vigorously oppose any such action to reject the Marvel License and would seek any and all damages resulting from any such action.

     The Marvel License restricts Marvel, subject to the Company's prior consent, from manufacturing, using, distributing or advertising the licensed products and from granting other licenses to use the Marvel Characters in connection with any licensed toy products. If the Company fails to substantially attain performance goals for sales of any category of licensed products, Marvel has the right to require the Company to enter into one or more sublicenses with respect to that category of licensed products on terms and conditions that Marvel and the Company reasonably determine. While Marvel has never required the Company to enter into any such sublicenses, the Company maintains an active sublicensing program, as to which it retains all revenues, and has granted sublicenses under the Marvel License to a variety of companies in the United States and around the world.

     Master License Agreement

     Mr. Arad and the Company are parties to a license agreement which amended the licenses between Mr. Arad and the Predecessor Company outstanding at the time of the Company's formation and which governs the licensing of new material to the Company by Mr. Arad thereafter. The license agreement provides that Mr. Arad is entitled to receive royalty payments on net sales of Marvel Character-based toys and on net sales of non-Marvel based toys of which Mr. Arad is the inventor of record. In no event, however, may the total royalties payable to Mr. Arad during any calendar year exceed $7.5 million.

     Gerber License Agreement

     The Company is a party to a license agreement with the Gerber Products Company (the "Gerber License") which grants the Company an exclusive license to use the Gerber(R) trademark in connection with the manufacture and distribution of dolls as well as infant and toddler learning toys. The Gerber License, which continues until December 31, 1997, provides for a royalty on net sales of the licensed products and contains certain minimum sales guarantees and customary quality control and indemnification provisions. The Gerber License is terminable immediately by Gerber if Avi Arad & Associates ceases to be involved in the product development and marketing of the licensed products or upon a change of ownership, control or management of the Company without Gerber's prior approval. A change in control of Marvel in the bankruptcy proceedings may give rise to a change in control of the Company within the meaning of the Gerber Agreement. In such event, the Company will seek any necessary approval from Gerber for which there can be no assurance.

     Other License Agreements

     The Company is a party to a license agreement (the "Coleman License") with The Coleman Company, Inc., an affiliate of the Company and Marvel, which grants the Company a license to utilize the Coleman(R) trademark in connection with the manufacture, distribution and sale of certain children's toys in the United States and Canada. The Coleman License expires December 31, 1997, and is subject to a three year extension based upon certain conditions.

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that intellectual property rights, including trademarks, patented devices and designs, and copyrighted material, owned or licensed by it represent valuable assets in the operation of its business. The Company generally seeks trademark, patent and copyright protection in the United States and certain other countries for intellectual property rights used in its business to the extent that such protection is available and meaningful. The Company believes that all material intellectual property rights necessary for the operation of its business are adequately protected and available to it.

DESIGN AND DEVELOPMENT; MANUFACTURING

     The Company maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twenty-four months, depending on product complexity.

     The Company relies on independent parties in the People's Republic of China ("China") to manufacture a substantial portion of its products. The remainder of its products are manufactured in Mexico or the United States. As a matter of policy, the Company uses several different manufacturers. By concentrating its manufacturing among certain manufacturers, the Company thereby pursues a strategy of selecting manufacturers at which the Company's product volume qualifies the Company as a significant customer. The Company is not a party to any long-term agreement with any manufacturer.

     The principal raw materials used in the production and sale of the Company's products are plastics and paper products. Raw materials are generally purchased by the manufacturers who deliver completed products to the Company. The Company believes that an adequate supply of raw materials used in the manufacture of its products is readily available from existing and alternative sources at reasonable prices. However, there can be no assurance that, in the event of a disruption in raw material supplies, alternative sources of supply could be obtained in a timely manner.

     While the Company is not dependent on any single manufacturer in China to supply it with products, the Company is subject to the risks of foreign manufacturing, including currency exchange fluctuations, transportation delays and interruptions, and political or economic disruptions affecting international businesses generally. The Company's ability to obtain products from its Chinese manufacturers is dependent upon the United States' trade relationship with China. The "Most Favored Nation" status of China, which is reviewed annually by the United States government, is a regular topic of political controversy. The loss of China's "Most Favored Nation Status" would increase the cost of importing products from China significantly, which could have a material adverse effect on the Company. The imposition of further trade sanctions on China could result in significant supply disruptions or higher merchandise costs to the Company. The Company believes that alternate sources of manufacturing are available outside China, although there can be no assurance that these alternate sources will be available on acceptable terms.

     Transactions in which the Company purchases goods from manufacturers are mostly effected in Hong Kong dollars, and, accordingly, fluctuations in Hong Kong monetary rates may have an impact on the cost of goods. However, in recent years, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies.
There can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of products manufactured in China and thereby have a negative impact on the Company.

     The Company's Spectra Star(R) products are manufactured mainly in Mexico. Pursuant to an agreement with the former owner of Spectra Star's business, the Company reimburses all of the operating costs incurred in the manufacture of Spectra Star(R) products at the former owner's Mexican facility. While it expects to maintain a consistent level of manufacturing in Mexico, due to capacity constraints of the Mexican facility, the Company does not currently view manufacturing in that country as an alternative to manufacturing in China. The Company is currently constructing a new manufacturing facility in Mexico in order to expand manufacturing capacity for the Spectra Star(R) and possibly other product lines. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company maintains a Hong Kong office from which it regularly monitors the progress and performance of its manufacturers and subcontractors. The Company also uses Acts Testing Labs (H.K.) Ltd., a leading independent quality-inspection firm, to maintain close contact with its manufacturers and subcontractors in China and to monitor quality control of the Company's products. The Company uses an affiliate of Acts Testing Labs (H.K.) Ltd. to provide testing services for a limited amount of product currently produced in the United States.

CUSTOMERS, MARKETING AND DISTRIBUTION

     The Company markets and distributes its products throughout the world, with sales to customers in the United States accounting for approximately 80% of the Company's net sales in 1996.

     The following table sets forth information concerning the Company's net sales in the United States and internationally:

                       Year ended December 31,
                       ------------------------
                         1994         1995        1996
                       --------  --------------  ------
                                 (In Millions)
Domestic Sales.......    $142.7         $175.8   $176.6
International Sales..      13.8           20.6     45.0
                         ------         ------   ------
      Total..........     156.5          196.4    221.6
                         ======         ======   ======

     Domestic Sales

     Outlets for the Company's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from the Company and ship them to retail outlets. The Company's five largest customers include Toys 'R' US, Inc., Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Dayton-Hudson Corp. and Kay-Bee Toys, a division of Consolidated Stores, Inc. which customers accounted in the aggregate for approximately 74.8% of the Company's domestic gross sales and 59.6% of the Company's total sales in 1996.

     The Company maintains a sales and marketing staff and retains various independent manufacturers' sales representative organizations in the United States. The Company's senior management, coordinates and supervises the efforts of its salesmen and its other sales representatives. The Company also directly introduces and markets to customers new products and extensions to previously marketed product lines by participating in the major trade shows in New York, Hong Kong and Europe and through a showroom maintained by the Company in New York.

     The Company utilizes an independent public warehouse in the Seattle, Washington area, for storage of its products. The Company believes that adequate alternative storage facilities are available. Disruptions in shipments from China or from this facility could have a material adverse effect on the Company. The Company believes foreign markets continue to represent a significant opportunity for future expansion.

     International Sales

     The Company's products are sold outside the United States through independent distributors by its Hong Kong subsidiary, under supervision of the Company's management. The Company's international product line generally includes products currently or previously offered in the United States, packaged to meet local regulatory and marketing requirements.

ADVERTISING

     Although a portion of the Company's advertising budget is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates a majority of its advertising budget to television promotion. The Company advertises on national television and purchases advertising spots on a local basis. The Company believes that television programs underlying various Company product lines increase exposure and awareness. The Company engages Tangible Media, Inc. ("Tangible Media"), an affiliate of Mr. Perlmutter, to purchase all advertising for the Company. The Company believes that its transactions with Tangible Media are on terms which are no less favorable to the Company than those that it could obtain from independent third parties, and the Company may engage other companies to perform similar services at any time. The Company retains the services of a media consulting agency for advice on matters of advertising creativity.

COMPETITION

     The toy industry is highly competitive and the Company competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Inc., Mattel Inc., Tyco Toys, Inc., Playmates, Inc. and Bandai, Co., Ltd., and the Company considers Just Toys, Inc., Lewis Galoob Toys, Inc., Empire of Carolina, Inc. and Ohio Art Co. to be among its competitors as well. The Company believes that the Marvel License, other strong character and product licenses, the industry reputation and ability of its senior management, the quality of its products and its overhead and operational controls have enabled the Company to compete successfully.

SEASONALITY

     The Company, like the toy industry in general, experiences a significant seasonal pattern in sales and net income due to the heavy demand for toys during the Christmas season. During 1994, 1995 and 1996, 70%, 69% and 64% respectively, of the Company's domestic net sales were realized during the months of July through December. This seasonal pattern requires significant use of working capital mainly to build inventory during the year, prior to the Christmas selling season. The Company expects that its business will continue to experience a significant seasonal pattern for the foreseeable future.

GOVERNMENT REGULATIONS; INSURANCE

     The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the "CPSC") to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous. Similar laws exist in some states and cities in the United States, in Canada and Europe. The Company maintains a quality control program (including the inspection of goods at factories and the retention of an independent quality-inspection firm) to ensure compliance with applicable laws. The Company's business exposes it to potential product liability risks which are inherent in the design, marketing and sale of children's products. The Company currently maintains product liability insurance and an umbrella liability policy. In the event of a successful claim against the Company, a lack of sufficient insurance coverage could have a material adverse effect on the Company's business and operations. Moreover, though the Company maintains what it considers to be adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company.

EMPLOYEES

     As of March 28, 1997, the Company had 129 employees, of whom 63 were based at the Company's New York office, 46 were based at the Company's Arizona offices and 20 were based at the Company's Hong Kong office. In total, 77 employees are involved in the manufacturing or creative process, while the balance of employees are involved in sales, marketing, finance or administrative functions.


ITEM 2.   PROPERTIES

     The Company's principal executive offices and showroom are located in New York City where the Company occupies approximately 17,000 square feet of office space pursuant to a lease that expires in April 1997. The Company has entered into a sublease that expires in June, 2000, pursuant to which it will occupy approximately 30,000 square feet of new office space and expects to relocate its executive and principal offices to such premises in June 1997. Under a lease that expires in 2004, the Company also maintains a showroom at the Toy Center Building in New York City, where the Company leases approximately 5,200 square feet of display and office space. The Company also leases approximately 80,000 square feet of warehouse space in Yuma, Arizona, and leases additional property in Arizona pursuant to a lease that expires in 2006, where it manufactures the Quest product line. The Company believes that additional office and warehouse space is readily available and that such new space, together with the Company's existing facilities, will be adequate and suitable for the operation of its business for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

     On December 28, 1995 G.D.L. Management Incorporated ("GDL") commenced an action against the Company, Mr. Perlmutter and the Predecessor Company in the Supreme Court of the State of New York, County of New York. The amended complaint in that action, which was served on March 19, 1996, alleges that GDL is entitled to receive ten percent of the capital stock of the Predecessor Company pursuant to a 1990 agreement between GDL and Mr. Perlmutter and seeks money damages based on the value of ten percent of the Company's Class A Common Stock beneficially owned by Mr. Perlmutter and a variety of equitable remedies, including an order rescinding the 1993 transfer of the assets of the Predecessor Company to the Company pursuant to the Formation and Contribution Agreement.
Mr. Perlmutter has denied all of the material allegations made in support of GDL's claims, and pursuant to the Formation and Contribution Agreement, agreed to indemnify the Company in respect to any liability arising from GDL's claims. The Company does not believe that any of the claims made against it will have a material adverse effect on its financial position because it believes that all of the claims against it are without merit and because of the indemnity provided to it in the Formation and Contribution Agreement.

       On November 15, 1996, John A. Holl, an alleged stockholder of the Company, filed a purported class action complaint against the Company, Marvel, Andrews Group, Ronald O. Perelman, Joseph Ahearn, Arad and Perlmutter in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint alleges, inter alia, that in pursuing the Merger, pursuant to which the shares held by the Company's public stockholders will be purchased, the defendants have breached their fiduciary duties or aided and abetted such breaches by allegedly engaging in unfair dealing, acting in their own interests and failing to obtain the highest possible price for the Company's stockholders. The complaint seeks, inter alia, (i) to have the consummation of the Merger enjoined and a committee of class members appointed to provide input into the procedures to be followed in connection with any such transaction and (ii) certain other declaratory relief and damages. Although plaintiff filed a motion to expedite discovery, he has made no further attempt to have the proceedings expedited. The Company has received notice from Andrews Group that Andrews Group has terminated its Stock Acquisition Agreement with Marvel and, accordingly, a condition to the obligations of Andrews Group and Acquisition to consummate the Merger pursuant to the Merger Agreement will not be satisfied. Andrews Group further advised the Company that Andrews Group does not intend to waive such condition and anticipates that the Merger will not be consummated. The Company therefore believes that the basis of this complaint has become moot. See "Item 1. Business - Possible Change of Control."

     The Company is involved in various legal proceedings arising in the normal course of business. The Company believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for each fiscal quarter indicated, the high and low prices for the Company's Class A Common Stock as reported in the New York Stock Exchange Composite Transaction Tape. Regular-Way trading in the Class A Common Stock commenced on the New York Stock Exchange on February 23, 1995.

FISCAL YEAR              HIGH      LOW
---------------------  --------  --------

     1995

     First Quarter      $21 1/8   $18 5/8
     Second Quarter     $20 1/4   $16 3/8
     Third Quarter      $26 1/4   $18
     Fourth Quarter     $25 1/8   $20 1/4


     1996

     First Quarter      $24 3/4   $17 7/8
     Second Quarter     $22 3/8   $17 5/8
     Third Quarter      $20 1/4   $14
     Fourth Quarter     $19 7/8   $17

     As of March 28, 1997, there were 85 holders of record of the Company's Class A Common Stock.

     The Company has not declared any dividends. For a description of certain restrictions on payment of dividends, see Note 7 to the December 31, 1996 Consolidated Financial Statements included elsewhere in this Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected combined or consolidated financial data for the business of the Company and the Predecessor Company for the five year period ended December 31, 1996 which were derived from audited financial statements of the Company's business.

     The Company has not paid dividends on its capital stock during any of the periods presented below.

                                        Predecessor Company
                                        -------------------
                                                     Four      Eight
                                          Year      Months    Months          Year Ended
                                         Ended       Ended     Ended  ----------------------------
                                          Dec.        Apr.      Dec.      Dec.      Dec.      Dec.
                                           31,        30,       31,       31,       31,       31,
                                          1992       1993      1993      1994      1995      1996
                                        -------   --------   -------  --------  --------  --------
Statement of Operations
   Data: (1) (2)
Net Sales...........................    $57,934    $10,175   $79,569  $156,525  $196,395  $221,624
Operating income (loss).............      2,654    ( 1,611)    6,266    32,072    47,014    27,215
Net income (loss) (3)...............        888    ( 1,110)    3,488    18,014    28,402    16,687
Net income (loss) per
   common share (3)(4)..............       0.03    (  0.04)     0.13      0.67      1.05      0.61

At December 31:

Balance Sheet Data:
Working capital.....................    (   844)              24,780    39,839    85,174   102,192
Total assets........................     28,852               56,877   104,723   152,218   171,732
Borrowings under credit
   facility.........................         --                4,500    21,500        --        --
Due to stockholders and
   affiliated companies.............     13,407               15,746    16,845        --        --
Redeemable preferred
   stock............................         --                   --        --     3,016     1,681
Stockholders' equity................      2,384               16,283    38,416   111,332   137,455

(1) The year ended December 31, 1992 and the four month period ended April 30, 1993 represent the combined results of the business of the Company, which was then wholly owned by Mr. Perlmutter, and Toy Biz International Ltd., a Hong Kong company indirectly controlled by the Predecessor Company. These operations are referred to as the Predecessor Company results. The eight month period ended December 31, 1993 and the years ended December 31, 1994, 1995 and 1996 represent the consolidated results of the Company. There was no change in the carrying value of the Company's assets or liabilities as a result of the April 30, 1993 transaction (see Note 1 of notes to audited financial statements).

(2) The four month period ended April 30, 1993 includes the five months of results of Toy Biz International Ltd. as a result of changing Toy Biz International Ltd's fiscal year end from November 30 to December 31. The sales and operating loss of Toy Biz International Ltd. for the month of December 1992 were not significant.

(3) For the taxable periods from January 1, 1992 until April 30, 1993, the Predecessor Company was subject to taxation under Subchapter S of the Internal Revenue code of 1986, as amended. As a result, the Predecessor Company was not subject to Federal and certain state income taxes as its sole stockholder included the results of its operations in his personal income for these tax purposes. Provision for income taxes for the aforementioned periods reflects income tax (expense) benefit (at an assumed effective combined tax rate of 40%) on a pro forma basis as if the Predecessor Company had not been an S corporation.

(4) Assumes 27,000 common and common equivalent shares outstanding for periods prior to 1995.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

OVERVIEW

     The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, and activity toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets and distributes its own line of proprietary toys.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1996 AND 1995

     The Company's net sales increased 12.8% to approximately $221.6 million from approximately $196.4 million in 1995.

     Domestic net sales of boys' toys decreased 27% from approximately $105.5 million in 1995 to $76.5 million in 1996 due primarily to decreased sales of the X-Men(R), Fantastic Four(TM) and Iron Man(R) product lines. International net sales of boys' toys more than doubled from approximately $16.4 million in 1995 to approximately $39.6 million in 1996. Domestic net sales of girls' toys increased 54% from approximately $37.7 million in 1995 to approximately $57.9 million in 1996 due mainly to the introduction of Take Care of Me Twins(TM) doll, as well as the expansion of the Baby Tumbles Surprise(TM) category in 1996. Sales in the activity toy category increased 72% from approximately $15.5 million in domestic net sales in 1995 to approximately $26.6 million in 1996 due to the introduction of the multi-activity game tables and the full-year effect of kite sales from the Spectra Star(R) acquisition, which only had four months of sales included in the 1995 year. The preschool category decreased 32% from approximately $13.5 million in domestic net sales in 1995 to approximately $9.2 million in 1996. International net sales more than doubled from approximately $20.6 million in 1995 to approximately $45.0 million in 1996, due to the continued expansion of the Company's product offerings overseas. Distribution agreement fees and sub-licensing revenues more than doubled from approximately $5.7 million in 1995 to approximately $13.6 million in 1996.

     Gross profit decreased 3% to approximately $105.2 million in 1996 from approximately $108.0 million in 1995. Gross profit as percentage of net sales ("gross margin") decreased from approximately 55% in 1995 to approximately 47% in 1996 due primarily to changes in the Company's product mix, additional sales allowances and the effect of a higher percentage of international sales, which typically have a lower gross margin than domestic sales.

     Selling, general and administrative expenses increased 28% to approximately $61.9 million (approximately 28% of net sales) in 1996 from approximately $48.2 million (approximately 25% of net sales) in 1995. The increase of approximately $13.7 million was due to increased advertising and miscellaneous selling and administrative expenses, which increased as a result of sales growth, and additional salaries attributable to the Company's expanded product lines, as well as the effect of a full year of the Spectra Star(R) operations in 1996.

     Depreciation and amortization expense increased to approximately $16.1 million in 1996 from approximately $12.8 million in 1995. This increase was primarily attributable to increased amortization of product tooling costs resulting from increased investment in product and package design costs and molds, tools and equipment to support the Company's expanded product line. Depreciation and amortization expense as a percentage of net sales increased from 6.5% in 1995 to 7.2% in 1996. This increase in depreciation expense as a percentage of net sales was primarily attributable to a changing product mix and decreased unit sales of boys' toys assortments.

     Interest income, net of interest expense, increased 6.43% to $596,000 in 1996 from $560,000 in 1995.

     As a result of the above, net income decreased 41% to approximately $16.7 million in 1996 from approximately $28.4 million in 1995.

     The Company believes its sales and business were adversely affected in 1996 by concerns among retailers as to the impact of the Marvel bankruptcy. While the Company is attempting to address these concerns, to the extent they are not alleviated, it can be expected that they will continue to adversely affect demand for the Company's products.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     The Company's net sales increased 25% to approximately $196.4 million for 1995 from approximately $156.5 million in 1994.

     Domestic net sales of boys' toys decreased 4% from approximately $110.4 million in 1994 to approximately $105.5 million in 1995. International net sales of boys' toys increased 49% from approximately $11.0 million in 1994 to approximately $16.4 million in 1995. Domestic net sales of girls' toys nearly tripled from approximately $12.7 million in 1994 to approximately $37.7 million in 1995, due mainly to the introduction of Baby Tumbles Surprise(TM), Baby Looks So Real(TM) and Pooch the Good Puppy(TM) in 1995, offset by a decrease in sales of Jumpsie(R) and Caboodles(R) products from 1994 to 1995. The infant/preschool category increased 85% from approximately $7.3 million in domestic net sales in 1994 to approximately $13.5 million in 1995, due to the continued expansion of the Company's infant/preschool line. Sales in the activity toy category more than doubled from approximately $6.1 million in domestic net sales in 1994 to approximately $15.5 million in 1995 due to the introduction of the Wild & Wacky Painter(TM) and, to a lesser extent, the initial sales of interactive CD-ROM products and kites. International net sales increased 49% from approximately $13.8 million in 1994 to approximately $20.6 million in 1995, due to the expansion of the Company's product offerings overseas.

     Gross profit increased 30% to approximately $108.0 million in 1995 from approximately $83.0 million in 1994. Gross profit as a percentage of net sales increased from approximately 53% in 1994 to approximately 55% in 1995 due primarily to additional sub-licensing revenues in 1995.

     Selling, general and administrative expenses increased 26% to approximately $48.2 million (approximately 25% of net sales) in 1995 from approximately $38.3 million (approximately 24% of net sales) in 1994. The increase of approximately $10.0 million was due to increased advertising, royalties and miscellaneous selling and administrative expenses, which increased as a result of sales growth, and additional salaries and consulting expense attributable to the Company's expanded product lines.

     Depreciation and amortization expense increased to approximately $12.8 million in 1995 from approximately $8.6 million in 1994. This increase was primarily attributable to increased amortization of product tooling costs resulting from increased investment in product tooling to support the Company's expanded product line.

     The Company recognized approximately $4.1 million in 1994 as a non-recurring non-cash compensation expense related to the vesting and exercise of a compensatory stock option granted to Mr. Arad (the "Arad Stock Option") in connection with the formation of the Company.

     Interest (income) expense, net was ($560,000) for 1995 and approximately $1.8 million for 1994. The net increase of ($2.4 million) was due primarily to decreased borrowings and the temporary investment of cash raised in the Company's initial public offering and generated from operating activities.

     As a result of the above, net income increased 58% to approximately $28.4 million in 1995 from approximately $18.0 million in 1994.

BACKLOG

     Customer open orders were approximately $6.5 million on December 31, 1995 and $7.8 million on December 31, 1996. The Company believes that this increase in open orders resulted from several causes, including the diversification of the Company's product base.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities (used) or provided net cash of approximately ($1.5 million), $35.5 million, and ($1.2 million) in 1994, 1995 and 1996, respectively. The decline in cash flow from operating activities is due principally to a slow down in the collection of receivables.

     Cash used in investing activities in 1994, 1995 and 1996 was approximately $17.2 million, $25.1 million, and $23.6 million, respectively and consisted of capital expenditures for molds, tools and equipment for the production of new products, as well as capitalized product and package design expenditures. In 1995, approximately $9.0 million cash was used for the acquisition of Spectra Star(R) and Quest.

     Cash provided by financing activities in 1994, 1995 and 1996 was approximately $18.1 million, $8.0 million and $8.3 million, respectively. In 1994, cash provided by financing activities comprised principally of net borrowings under the Credit Facility (defined below). In 1995, cash provided by financing activities consisted principally of net proceeds from the initial public offering of $44.1 million, offset by repayments of notes to the stockholders, which totalled approximately $15.1 million, and by repayments of funds previously borrowed under the Credit Facility with the balance used for working capital and general corporate purposes. In 1996, cash provided by financing activities consisted principally of approximately $9.3 million in net proceeds from an additional public offering Class A Common Stock completed in August 1996, offset by the redemption of preferred stock issued in connection with the Spectra Star(R) acquisition, with the balance used for working capital and general corporate purposes.

     In March 1995, the Company entered into a three year $30 million revolving line of credit (the "Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank) serves as administrative agent. Substantially all of the assets of the Company were pledged to secure borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 3/4 of 1% to 1% to be determined based upon the Company's financial performance. The Credit Facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the Credit Facility. The Company had no outstanding indebtedness under the line of credit as of March 3, 1997.

     The Credit Facility, as amended, contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The Credit Facility also requires an annual reduction, commencing January 1, 1996, of outstanding borrowings to zero for a period of 45 consecutive days commencing during the first six months of the calendar year. In addition, the Credit Facility also requires that (a) Marvel continue to control the Company and (b) the toy license agreement between the Company and Marvel remain in effect. The Credit Facility is not guaranteed by Marvel. Proceedings in the Marvel bankruptcy could result in a change of control in the Company which could cause the Credit Facility to be terminated. If such an event occurred, the Company could seek a waiver of the foregoing provisions and believes it could obtain a replacement credit facility if a termination of the Credit Facility were to occur.

     Certain indebtedness of Marvel and Marvel's direct and indirect parent companies impose restrictions that limit the ability of Marvel and its subsidiaries, including the Company, to incur debt, make restricted payments, enter into transactions with affiliates and sell or transfer assets.

     For a description of the Spectra Star(R) acquisition in September 1995, see "Note 12 to the December 31, 1996 Consolidated Financial Statements included elsewhere in this Report."

     The approximately $9.1 million net proceeds to the Company from the August 1996 public offering was intended to fund the working capital of the Company and a portion of the Company's capital commitment to Marvel Studios, the Company's proposed joint venture with Marvel. At this time, the Company has no plans to invest a material amount of funds in Marvel Studios in the short term, and before the Company makes any material investment in Marvel Studios, the Company intends to assess the developments in Marvel's bankruptcy proceeding.

     The Company has commenced construction of a new manufacturing facility in Mexico in order to expand manufacturing capacity for the Spectra Star(R) product line, and expects that expenditures to complete such facility will amount to approximately $3 million.

     The Company has authorized the repurchase of up to three million shares of Class A Common Stock. The repurchase program requires the consent of Marvel Characters, Inc. a subsidiary of Marvel, which has announced that it will seek approval of the bankruptcy court for such consent and the consent of the lenders under the Credit Facility. See "Item 1. Business--Possible Change of Control."

     The Company believes that it has sufficient funds available from cash and cash equivalents operating activities and borrowings under the Credit Facility to meet peak working capital needs and capital expenditure requirements. During 1996, the maximum amount outstanding under the Credit Facility was $4,000,000.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item, the report of the independent accountants thereon and the related financial statement schedule required by Item 14(a)(2) appear on pages F-2 to F-20. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in
Note 10 to the December 31, 1996 Consolidated Financial Statements.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and Directors of the Company, their ages as of March 28, 1997 and their positions with the Company are as follows:

NAME                     AGE  POSITION
----                     ---  --------
Joseph M. Ahearn.......   41  President, Chief Executive Officer and Director
Daniel J. Werther......   35  Executive Vice President, Senior Legal Officer and Secretary
Andrew R. Gatto........   48  Executive Vice President, Marketing
David J. Fremed........   36  Chief Financial Officer and Treasurer
Alan Fine..............   46  Chief Operating Officer
Avi Arad...............   48  Director
William C. Bevins......   49  Director
Donald G. Drapkin......   48  Director
James F. Halpin........   46  Director
Bobby G. Jenkins.......   35  Director
Ronald O. Perelman.....   53  Director
Isaac Perlmutter.......   53  Director
Alfred A. Piergallini     49  Director
Terry C. Stewart.......   50  Director
Paul R. Verkuil........   56  Director

DIRECTORS

     The name, principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each director are set forth below. Pursuant to a stockholders' agreement discussed below, Messrs. Perelman, Bevins, Drapkin, Stewart, Jenkins, Halpin, Piergallini and Verkuil are the designees of Marvel Characters, Messrs. Perlmutter and Ahearn are the designees of Mr. Perlmutter and Mr. Arad is the designee of Mr. Arad. See "Item 13. Certain Relationships and Related Transactions."

     Joseph M. Ahearn has served as Chief Executive Officer and a Director of the Company since April 1993 and as President of the Company since November 1994. From January 1990 to April 1993, Mr. Ahearn served initially as a consultant to, and after April 1990, as an executive officer and director of the Company's predecessor company. During such period, he served as a consultant to other businesses affiliated with Mr. Perlmutter. From 1987 to August 1991, Mr. Ahearn was a principal of GDL, a corporation that provides management advice and assistance to financially distressed companies. From August 1988 to August 1991, Mr. Ahearn, in his capacity as a principal of GDL, served as Chief Operating Officer of Coleco Industries, Inc. and as a director or officer of various other businesses that were the subject of bankruptcy proceedings. From 1981 to 1987, Mr. Ahearn was employed by Touche Ross & Co., attaining the position of senior manager. From 1976 to 1980, Mr. Ahearn served in both the audit and consulting departments of Arthur Andersen & Co.

     Avi Arad has served as a Director of and consultant to the Company since April 1993. Mr. Arad has been the President and Chief Executive Officer of New World Animation, a media production company under common control with Marvel, since April 1993 where he has served as the Executive Producer of the X-Men(R) and the Spider-Man(R) animated TV series currently carried on the Fox Children's Network and the Fantastic Four(TM) and Iron

Man(R) animated syndicated programs. Mr. Arad has been a toy inventor and designer for more than 20 years for major toy companies including Mattel Inc., Hasbro, Inc. and Tyco Toys, Inc. During his career, Mr. Arad has designed or co-designed more than 160 toys. Mr. Arad is also the owner of Avi Arad & Associates, a firm engaged in the design and development of toys and the production and distribution of television programs and is a beneficial owner in Classic Heroes, Inc.

     William C. Bevins has been a Director of the Company since April 1993. Mr. Bevins has been a director of Marvel since 1989 and was Chief Executive Officer of Marvel from 1991 until 1996. Mr. Bevins has been Chief Executive Officer of Andrews Group since 1988 and Executive Vice President of MacAndrews Holdings since 1988. Mr. Bevins also is a director of Andrews Group, Marvel Holdings, Marvel Parent and Marvel III. Mr. Bevins was a director and Chief Financial & Administrative Officer of Turner Broadcasting System, Inc. for more than five years prior to 1988. On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     Donald G. Drapkin has been a Director of the Company since April 1993. Mr. Drapkin has been a director of Marvel since 1991. He has been Vice Chairman and a director of MacAndrews & Forbes and Vice Chairman of various of its affiliates since 1987. Mr. Drapkin also is a director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Coleman Company, Inc. ("Coleman"), Coleman Holdings Inc. ("Coleman Holdings"), Coleman Worldwide Corporation ("Coleman Worldwide"), Consolidated Cigar Holdings, Inc. ("Consolidated Cigar"), Consolidated Cigar Corporation, Marvel, Marvel
Holdings, Marvel Parent, Marvel III, Revlon Inc. ("Revlon"), Revlon Consumer Products Corporation ("Revlon Products"), Revlon Worldwide Corporation ("Revlon Worldwide"), Algos Pharmaceutical Corporation and VIMRx Pharmaceuticals Inc. Mr. Drapkin was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to March 1987. On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     James F. Halpin has served as a Director of the Company since March 1995. Mr. Halpin has been President, Chief Operating Officer and a director of CompUSA Inc., a retailer of computer hardware, software, accessories and related products, since May 1993 and Chief Executive Officer of CompUSA, Inc. since December 1993. From 1990 to November 1992, Mr. Halpin was President of Homebase, a home center warehouse retailer. From 1988 to 1990, Mr. Halpin was President of BJ's Wholesale Club, a chain of club retail stores. Mr. Halpin also served as Executive Vice President of Waban Inc., the parent of Homebase and BJ's Wholesale Club, from 1988 to May 1993.

     Bobby G. Jenkins has served as Director of the Company since March 1995. Mr. Jenkins served as Chief Financial Officer and Treasurer of the Company from March, 1995 through October, 1996. Mr. Jenkins has been Executive Vice President and Chief Financial Officer of Marvel since December 1993. From 1992 until he joined Marvel, Mr. Jenkins was Assistant Vice President-Finance of Turner Broadcasting System, Inc., and, for more than five years prior thereto, he was associated with Price Waterhouse, where he last served as Senior Audit Manager. On December 27, 1996, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     Ronald O. Perelman has been a Director of the Company since March 1995, and he served as Chairman of the Board of Directors until March, 1997. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various affiliates since 1980. Mr. Perelman is Chairman of the Board of Andrews Group, Consolidated Cigar, Mafco Consolidated Group Inc. ("Mafco Consolidated"), Meridian Sports Incorporated ("Meridian"), and Power Control Technologies Inc. ("PCT") and is Chairman of the Executive Committee of Coleman, Revlon, Revlon Products and Marvel. Mr. Perelman is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Andrews Group, Coleman, Coleman Holdings, Coleman Worldwide, Consolidated Cigar,

Consolidated Cigar Corporation ("Cigar Corp."), California Federal Bank, A Federal Savings Bank, First Nationwide Holdings Inc., First Nationwide (Parent) Holdings Inc., Marvel, Marvel Holdings, Marvel Parent, Marvel III, Meridian, PCT, Preumo Abex Corporation, Revlon, Revlon Products and Revlon Worldwide. On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     Isaac Perlmutter has served as a Director of the Company since April 1993 and he served as Chairman of the Board of Directors until March 1995. Mr. Perlmutter purchased the Company's predecessor company from Charan Industries, Inc. in January 1990. Mr. Perlmutter is actively involved in the management of the affairs of the Company and has been an independent financial investor for more than the past five years. As an independent investor Mr. Perlmutter currently has, or has had within the past five years, controlling ownership interests in Remington Products Company, Westwood Industries, Inc., a manufacturer and distributor of table and floor lamps, Job Lot Incorporated (and its predecessor Job Lot Associates L.P.) ("Job Lot"), a discount oriented retail chain, Tangible Media, Inc. ("Tangible Media"), a media buying and barter advertising agency, and REC Sound Incorporated, a distributor of licensed novelty electronics, and is also the majority stockholder of Classic Heroes, Inc., a distributor of apparel manufactured under licenses from Marvel and others.

     Alfred A. Piergallini has served as a Director of the Company since March 1995. Mr. Piergallini has been a director of Gerber since 1989, Chairman of the Board and Chief Executive Officer of Gerber since January 1990 and President of Gerber since January 1993. Mr. Piergallini also served as President of Gerber from January 1990 to May 1992. Mr. Piergallini is also a director of Comerica, Incorporated, a financial services holding company. From February 1986 to April 1989, Mr. Piergallini was a Senior Vice President of The Carnation Company.

     Terry C. Stewart has been a Director of the Company since April 1993. Mr. Stewart has been a Director of Marvel since 1991 and an Executive Vice President of Marvel since March 1996. Mr. Stewart joined Marvel in 1989 as Executive Vice President, Development and served as President and Chief Operating Officer from September 1990 to July 1994, Vice Chairman from March 1995 to December 1995 and President and Chief Operating Officer, Marvel Comics from July 1994 until March 1996. From 1984 to 1989, Mr. Stewart was Vice President-Business Development at Combustion Engineering. On December 27, 1996, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     Paul R. Verkuil is an attorney-at-law and Dean of the Cardozo Law School, Yeshiva University. Mr. Verkuil served as President of the College of William and Mary from 1985 to 1992. He has been on the faculty of the Columbia Law School as an Adjunct Professor and on the faculty of the University of Pennsylvania as a Visiting Professor from January 1995 to December 1995. Mr. Verkuil served as Dean of Tulane Law School from 1978 to 1985. Mr. Verkuil also served as the President and Chief Executive officer of the American Automobile Association from January 1992 to December 1994. Mr. Verkuil is a director of Universal Health Services, Inc. and previously served as a director of NationsBank of Florida from 1992 to 1995 and of Florida Progress Corporation from 1993 to 1995.

EXECUTIVE OFFICERS

     The following sets forth the positions held with the Company and selected biographical information for the executive officers of the Company who are not Directors.

     Daniel J. Werther (35) has served as Executive Vice President, Senior Legal Officer and Secretary of the Company since April 1993. Mr. Werther has also served as Senior Vice President of Andrews Group since February 1993. From April 1991 to February 1993, Mr. Werther was a senior associate in the law firm of Klehr, Harrison, Harvey, Branzburg & Ellers in Philadelphia, Pennsylvania. Prior to that time, Mr. Werther was an associate in the law firm of Obermayer, Rebmann, Maxwell & Hippel in Philadelphia, Pennsylvania.

     Andrew R. Gatto (49) has served as Executive Vice President - Marketing since July 1995. Prior to joining the Company, Mr. Gatto served as the President of the Buddy-L Toys Division of SLM Inc. from December 1994 through July 1995, having been hired as work out specialist while such firm was the subject of bankruptcy proceedings. From June 1990 through November 1994, he served as a consultant to and later as President of Play-Tech, Inc., a manufacturer of learning aid toys. Prior thereto, Mr. Gatto served as Executive Vice President of Universal Match Box Group, Ltd., a toy manufacturer.

     Alan Fine (46) has served as the Chief Operating Officer of the Company since September 1996. From June 1996 to September 1996, Mr. Fine was the President and Chief Operating Officer of Toy Biz International Ltd. From May 1995 to May 1996, Mr. Fine was the President and Chief Operating Officer of Kay-Bee Toys, a national toy retailer, and from December 1989 to May 1995, he was the Senior Vice President General Merchandise Manager of Kay-Bee Toys.

     David J. Fremed (36) has served as the Chief Financial Officer and Treasurer of the Company since October 1996 and Vice President/Controller of the Company since 1990.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the four most highly paid executive officers earning over $100,000, other than the Chief Executive Officer, who served as executive officers of the Company as of December 31, 1996 (the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such period.


                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                         ANNUAL COMPENSATION           COMPENSATION
------------------------------------------------------------------------------------------
                                                                   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR  SALARY($)  BONUS($)         OPTIONS(#)
---------------------------           ----  ---------  --------    ---------------------
Joseph M. Ahearn                      1996  $350,000   $150,000                 --
     President and Chief Executive    1995   350,000         --            280,000(1)
     Officer                          1994   300,000         --                 --

Daniel J. Werther                     1996   300,000     25,000                 --
     Executive Vice President and     1995   252,000     25,000             75,000
     Senior Legal Officer             1994   220,830     25,000                 --

Andrew R. Gatto(2)                    1996   275,000     50,000                 --
     Executive Vice President -       1995   126,923     30,000             30,000
     Marketing                          --        --         --                 --

Alan Fine(3)                          1996   253,846    117,858             30,000
     Chief Operating Officer            --        --         --                 --
                                        --        --         --                 --

David J. Fremed                       1996   140,000     25,000                 --
     Chief Financial Officer            --        --         --                 --
                                        --        --         --                 --

_____________________________

(1) Includes options for 250,000 shares granted in March 1995 after consummation of the Company's IPO and options for 30,000 shares granted in December 1995 in lieu of $150,000 non-discretionary cash bonus payable pursuant to the terms of Mr. Ahearn's employment agreement with the Company.

(2)  Mr. Gatto commenced employment with the Company in July 1995.

(3)  Mr. Fine commenced employment with the Company in May 1996.

STOCK OPTION PLAN

     The following table sets forth stock options issued in 1996 to the executive officers named in the Summary Compensation Table. The table also sets forth the hypothetical gains that would exist for the stock options at the end of their ten year terms, assuming compound rates of appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Class A Common Stock.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                      Potential Realizable Value at
                                                                        Assumed Annual Rates of
                                                                      Stock Price Appreciation for
                    Individual Grants                                        Option Term(2)
-------------------------------------------------------------------  ------------------------------
    (a)            (b)             (c)          (d)         (e)            (f)             (g)
             Number of
             Securities
             Underlying       % of Total
             Options/         Option/SARs    Exercise
             SARs             Granted to     or Base
             Granted          Employees in   Price      Expiration
Name         (#)(1)           Fiscal Year    ($/Sh)     Date          5% ($)           10% ($)
-----------  ----------      ------------    --------   ----------    --------         --------
Alan Fine        30,000          15.4%        15.00      8/16/06      $283,003         $717,184

---------------
1/ Represents shares underlying stock options; none of the executive officers were granted SARs. One-third of the options become exercisable on the date of grant and the balance becomes exercisable in equal increments on the first and second anniversaries of the date of grant.

2/ The amounts of potential realizable value, which are based on assumed appreciation rates of 5% and 10% prescribed by Securities and Exchange Commission ("SEC") rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price. The amounts of potential value with respect to the options do not account for expiration of the options upon termination of employment or the phased-in exercise schedule. Future compensation resulting from the options is based solely on the actual performance of the Company's stock price in the trading market.

     The following chart shows the 1996 year-end value of the stock options held by the Named Executive Officers. None of the Named Executive Officers exercised stock options during 1996.


                        YEAR END 1996 OPTION/SAR VALUES


                        Number of Securities         Value of Unexercised
                       Underlying Unexercised              In-the-
                       Options/SARs at Year         Money Options/SARs at
                              End #(1)                   Year End (2)
                     --------------------------  ----------------------------

Name                 Exercisable  Unexercisable  Exercisable   Unexercisable
----                 -----------  -------------  ------------  --------------

Joseph M. Ahearn         186,666         93,334      $249,999        $125,001

Daniel J. Werther         50,000         25,000        75,000          37,500

Andrew R. Gatto           20,000         10,000        20,000          10,000

Alan Fine                 10,000         20,000        45,000          90,000

David J. Fremed           20,000         10,000        30,000          15,000

-------------
(1) Represents shares underlying stock options; none of the executive officers hold SARs.

(2) Amounts shown represent the market value of the underlying Class A Common Stock at year end calculated using the December 31, 1996, New York Stock Exchange (the "NYSE") closing price per share of Class A Common Stock of $19.50 minus the exercise price of the stock option. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of Common Stock exceeds the exercise price when the stock options are exercised. The actual value realized may be greater or less than the value shown in the table.


EMPLOYMENT AGREEMENTS

     The Company is a party to an employment agreement with each of Joseph M. Ahearn, Andrew R. Gatto and Alan Fine which govern, respectively, Mr. Ahearn's employment as President and Chief Executive Officer, Mr. Gatto's employment as Executive Vice President - Marketing and Mr. Fine's employment as Chief Operating Officer.

     Pursuant to the employment agreements, Messrs. Ahearn and Gatto have agreed to render their exclusive and full-time services to the Company for terms of employment expiring on December 31, 1997 and Mr. Fine has agreed to render his exclusive and full time services to the Company for a term of employment expiring on December 31, 1999. However, Mr. Ahearn may from time to time participate in business activities not competitive with the Company, provided such activities do not involve more than 60 hours in any twelve month period. Under their agreements, Messrs. Ahearn, Gatto and Fine earn base salaries, subject to discretionary increases, of $350,000, $275,000 and $400,000, respectively. Messrs Ahearn and Gatto are entitled to annual non-discretionary bonuses of $150,000 and $50,000, respectively. Mr. Fine is entitled to an annual non-discretionary bonus based on a formula for FOB sales. The employment agreements further provide for the payment of discretionary bonuses and participation in the Company's Stock Option Plan as determined by the Board of Directors. Messrs. Ahearn,

Gatto and Fine also receive $1,000 monthly automobile allowances and are entitled to participate in employee benefit plans generally available to the Company's employees.

     Each of the employment agreements provides that, in the event of termination other than for cause, the employee is entitled to his salary and car allowance earned through the date of termination and thereafter for a period up to twelve months. All three officers are also entitled to the pro rata portion of their annual bonuses earned through the date of termination.

     Each of the employment agreements prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and otherwise provides that all inventions made by the employees during their employment belong to the Company. In addition, the employees have agreed during their employment, and for one year thereafter, not to engage in any competitive business activity.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 28, 1997, with respect to the shares of Common Stock beneficially owned by (a) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (b) each Director of the Company and (c) all Directors and executive officers of the Company as a group, and as adjusted at that date to reflect the sale of the shares of Common Stock offered hereby:

                                      Class A Common Stock                  Class B Common Stock
                                   -------------------------           --------------------------
                                        Number of Shares                      Number of Shares
                                       Beneficially Owned                    Beneficially Owned
Five Percent Stockholders,         -------------------------           --------------------------        Percent of
Directors and                                    Percent of                              Percent of     Total Voting
Executive Officers                     Number      Class               Number              Class           Power
----------------------------------   ----------  -----------      --------------         ----------      -----------
Marvel Characters, Inc.(1).........   7,394,000        26.6%       7,394,000(2)             100%             78.4%
  c/o Marvel Entertainment
  Group, Inc.
  387 Park Avenue South
  New York, New York 10016
Avi Arad (3).......................   4,150,000        20.4%               1(4)                               4.4%
  1698 Post Road East
  Westport, Connecticut  06880
Isaac Perlmutter (5)...............   9,506,000        46.7%               1(6)                              10.1%
  P.O. Box 1028
  Lake Worth, Florida  33460-1028
Joseph M. Ahearn (7)...............     270,100            *                 0                                   *
David J. Fremed (8)................      30,000            *                 0                                   *
William C. Bevins..................      10,000            *                 0                                   *
Donald G. Drapkin (9)..............      12,000            *                 0                                   *
Terry C. Stewart...................       1,000            *                 0                                   *
Bobby G. Jenkins (8)...............      50,000            *                 0                                   *
James F. Halpin....................       5,000            *                 0                                   *
Alfred A. Piergallini..............       4,000            *                 0                                   *
Paul R. Verkuil....................       2,000            *                 0                                   *
Andrew R. Gatto (8)................      20,000            *                 0                                   *
Daniel J. Werther (8)..............      75,000            *                 0                                   *

Alan Fine (8)......................      10,000            *                 0                                   *
All executive officers and
  Directors as a group
  (15 persons)(10).................   21,539,100            *         7,394,000(8)                           93.0%*

--------------------------

*  Less than 1%.

(1) Represents shares of Class A Common Stock issuable upon the conversion of Class B Common Stock owned by Marvel Characters, Inc., a wholly owned subsidiary of Marvel Entertainment Group, Inc. Does not include 13,656,000 shares which Andrews Group has the right to acquire pursuant to the Stock Purchase Agreements. See "Item 13. Certain Relationships and Related Transactions - the Stock Purchase Agreements." At December 31, 1996, Marvel had 101,809,657 shares of common stock outstanding, of which 82,628,392 shares were owned of record by Marvel Holdings and Marvel (Parent) and certain other indirect, wholly owned subsidiaries of Mafco Holdings, which is wholly owned of record by Ronald O. Perelman. At December 31, 1996, 77,302,326 shares of common stock of Marvel held by Marvel Holdings and Marvel (Parent) were pledged to secure the debt obligations under the secured notes issued by Marvel Holdings, Marvel (Parent) and Marvel III and an additional approximately 2.9 million shares of Marvel common stock are subject to a negative pledge under the secured notes issued by Marvel Holdings. The capital stock of Marvel Holdings and Marvel (Parent) is also pledged to secure the debt obligations under the secured notes issued by Marvel Holdings, Marvel (Parent) and Marvel III. The right to vote the pledged shares of Marvel, Marvel Holdings and Marvel (Parent) is the subject of proceedings in bankruptcy actions relating to those entities. See "Item 1. Business -- Possible Change of Control."

(2) Includes two shares of Class B Common Stock held in voting trusts. Marvel is the sole beneficiary of each voting trust.

(3)  Mr. Arad is a Director and principal Stockholder of the Company.

(4) Includes one share of Class B Common Stock held by a voting trust of which Mr. Arad is the sole trustee.

(5) Represents Class A Common Stock owned by Zib, formerly Toy Biz, Inc., a Delaware corporation incorporated in 1990, which is owned entirely by the Isaac Perlmutter T.A., a revocable trust established by Mr. Perlmutter.
     Mr. Perlmutter is the sole beneficiary of the trust during his lifetime and may revoke the trust at any time. Mr. Perlmutter and his wife serve as the trustees of such trust.

(6) Includes one share of Class B Common Stock held by a voting trust of which Mr. Perlmutter is the sole trustee.

(7) Includes 270,000 shares of Class A Common Stock subject to employee options granted pursuant to the Stock Option Plan which are immediately exercisable or exercisable within 60 days.

(8) Represents shares of Class A Common Stock subject to employee options granted pursuant to the Stock Option Plan which are immediately exercisable or exercisable within 60 days.

(9) Represents shares held in trusts for the benefit of Mr. Drapkin's children for which Mr. Drapkin disclaims beneficial ownership.

(10) Includes 455,000 shares of Class A Common Stock subject to employee options granted pursuant to the Stock Option Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Because Marvel and various of its affiliates are the subject of actions for reorganization under Chapter 11, agreements described below to which Marvel or those affiliates are parties which are determined by the bankruptcy court to be executory contracts may be subject to rejection in those actions.

THE MERGER AGREEMENT AND RELATED AGREEMENTS

     The Company, Arad and Perlmutter have each received notice from Andrews Group that Andrews Group has terminated its Stock Acquisition Agreement with Marvel, and accordingly a condition to the obligations of Andrews Group and Acquisition to consummate the Merger pursuant to the Merger Agreement will not be satisfied. Andrews Group further advised the Company, Arad and Perlmutter that Andrews Group does not intend to waive such condition, and anticipates that the Merger will not be consummated. While the Merger Agreement has not been formally terminated, the Merger will not be consummated if Andrews Group does not waive such condition. Because Andrews Group does not intend to waive that condition to consummation of the Merger, the conditions to the obligations of

Andrews Group to consummate the transactions contemplated by the Stock Purchase Agreements discussed herein will not be satisfied. In addition, certain performance bonus agreements and the consulting agreements between the Company and each of Arad and Perlmutter (or, in the case of Arad, the amendment and restatement of his existing consulting agreement with the Company) discussed herein will not become effective because the Merger will not be consummated. See "Item 1. Business - Possible Change of Control."

     The Merger Agreement

     On December 27, 1996, following approval by the Independent Committee, the Company entered into the Merger Agreement. The following is a summary of certain provisions of the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed (by means of incorporation by reference) as an exhibit hereto.

     Pursuant to the Merger Agreement, Acquisition would have been merged with and into the Company. Following the Merger, the Company would have continued as the surviving corporation and the separate existence of Acquisition would have ceased. In the Merger, each of the outstanding shares of Class A Common Stock and each of the outstanding shares of Class B Common Stock would have been converted into the right to receive $22.50 per share (the "Merger Consideration"), and each of the outstanding shares of Preferred Stock of the Company would have been converted into the right to receive an amount per share equal to the then applicable redemption price, payable to the holder thereof, without interest (the "Preferred Merger Consideration"). Holders of outstanding options to purchase shares of Common Stock granted under the Company's 1995 Stock Option Plan would have received an amount in respect thereof equal to the product of (A) the excess, if any, of the Merger Consideration over the exercise price of such employee options and (B) the number of shares represented by such employee options.

     The Merger Agreement provides that the obligations of Andrews Group to consummate the Merger are conditioned upon, among other things, the confirmation of the Joint Plan of Reorganization of Marvel (with such changes as Andrews Group may have approved) (the "Plan Condition") and that all conditions to closing under the Stock Acquisition Agreement (excluding the condition that all conditions to the closing of the Merger Agreement be satisfied) shall have been satisfied or waived. As discussed above, the Company, Arad and Perlmutter have each received notice from Andrews Group that Andrews Group has terminated its Stock Acquisition Agreement with Marvel, and accordingly a condition to the obligations of Andrews Group and Acquisition to consummate the Merger pursuant to the Merger Agreement will not be satisfied. Andrews Group further advised the Company, Arad and Perlmutter that Andrews Group does not intend to waive such condition and anticipates that the Merger will not be consummated. While the Merger Agreement has not been formally terminated, the Merger will not be consummated if Andrews Group does not waive such condition.

     The Stock Purchase Agreements

     The Stock Purchase Agreements, each dated as of November 20, 1996 as amended as of January 29, 1997, are, respectively, between Andrews Group and Arad and between Andrews Group and the Perlmutter Group, and both contain substantially similar provisions. Each provides for the purchase by Andrews Group of all the shares of the Company owned by Arad and the Perlmutter Group upon the terms and the satisfaction or waiver of certain conditions contained therein. The Stock Purchase Agreements provide that the obligations of Andrews Group to consummate such stock purchases are conditioned upon, among other things, the consummation of the Merger. While the Merger Agreement has not been formally terminated, as discussed above, the Company, Arad and Perlmutter have each received notice from Andrews Group indicating that the Merger will not be consummated. Accordingly, the transactions contemplated by the Stock Purchase Agreements will not be consummated.

     Pursuant to the Stock Purchase Agreements, the Perlmutter Group and Arad would have sold 9,506,000 and 4,150,000 shares of Class A Common Stock, respectively, to Andrews Group on the closing dates set forth in such agreements (the "Stock Closings"). The aggregate purchase price for the shares sold by the Perlmutter Group and Arad would have been $171,184,000 in cash and $20 million in debt of Andrews Group. In addition, the Perlmutter Group and Arad would have been entitled to additional payments based upon the earnings of the Company for the 12 month period ended December 31, 1997. The Perlmutter Group and Arad also would have been entitled to additional payments if Andrews Group and its affiliates were to sell or otherwise transfer for value, including by way of merger, substantially all of the stock or assets of the Company within one year after the Stock Closings.

     Consulting and Bonus Agreements with Arad and Perlmutter

     Arad is a party to a consulting agreement with the Company that would have been amended and restated, and Perlmutter has entered into a consulting agreement with the Company (in both cases pursuant to the Stock Purchase Agreements), each of which would have become effective upon the consummation of the Merger. While the Merger Agreement has not been formally terminated, as discussed above, the Company, Arad and Perlmutter have each received notice from Andrews Group indicating that the Merger is unlikely to be consummated. Accordingly, it is unlikely that either the amendment and restatement of Arad's consulting agreement, or the consulting agreement between Perlmutter and the Company, will become effective.

     Arad's amended and restated consulting agreement would have provided for Arad to be engaged exclusively in the business of the Company, except for certain pre-existing commitments, work performed under an employment contract with New World Animation Ltd. (which has been assigned to Marvel Studios) and work performed under a letter agreement with Marvel for the Marvel Films division of Marvel. Arad currently receives, and would have received under his amended and restated consulting agreement, $375,000 annually and reimbursement of reasonable out-of-pocket expenses incurred in performance of his duties, in addition to certain other benefits. Arad currently receives under his contract with New World Animation Ltd., and will receive under his contract with Marvel Studios, $375,000 annually in addition to certain other employee benefits. Arad is also entitled to receive a fee ranging from $7,500 to $10,000 per episode for television projects and from $100,000 to $250,000 for made-for-television movies based on Marvel's characters. Arad's consulting agreement has, and his amended and restated consulting agreement would have had, provisions that restrict Arad's ability to compete with the Company for one year after he ceases to be engaged by the Company if the termination results from a breach by Arad of his consulting, employment or other agreements with the Company.

     Perlmutter's consulting agreement would have provided for Perlmutter to provide consulting services for the Company at the request of the current Chief Executive Officer of the Company.

     Arad and Perlmutter are parties to performance bonus agreements with the Company, and Joseph Ahearn, the President and Chief Executive Officer of the Company, is a party to a performance bonus arrangement with the Company, each of which would have become effective upon consummation of the Merger. While the Merger Agreement has not been formally terminated, as discussed above, the Company, Arad and Perlmutter have each received notice from Andrews Group indicating that the Merger is unlikely to be consummated. Accordingly, it is unlikely that either of the performance bonus agreements (or, in the case of Joseph Ahearn, the performance bonus arrangement) will become effective.

          Pursuant to the performance bonus agreements (or, in the case of Joseph Ahearn, the performance bonus arrangement), each of Arad, Perlmutter and Joseph Ahearn would have been entitled to receive payments, subject to certain conditions, based upon the increase in value of the Company over a fixed time period. In the case of Joseph Ahearn, his eligibility to receive such bonus would have been subject to the approval by shareholders of Marvel of his performance bonus arrangement. If Arad's, Perlmutter's or Joseph Ahearn's services to the Company ceased by reason of death or disability, then the Company would have paid a prorated portion (based on the portion of the performance period prior to cessation of service) of the performance bonus to such individual (or his estate) at the time the bonus would have otherwise have been payable. In such circumstances, the forfeited portion of the performance bonus would have been used to augment the performance bonuses payable to the other individuals.

MARVEL LICENSE AGREEMENTS

     In connection with the formation of the Company, Marvel granted the Company the Marvel License, an exclusive, perpetual and royalty-free license to manufacture and distribute a broad range of toys based upon characters owned by Marvel and properties in which it owns copyrights, trademarks or tradenames.
The Marvel License covers all characters (including the associated copyrights and trademarks) owned by Marvel and disseminated under the Marvel Comics trademark.

     The Marvel License restricts Marvel, subject to the Company's prior consent, from manufacturing, using, distributing or advertising the licensed products and from granting other licenses to use the Marvel Characters in connection with the licensed products.

     The Company and Marvel have entered into an exclusive license agreement pursuant to which Marvel may use the Toy Biz trademark on online services and electronic networks, including the Internet. The license is limited to Marvel-related products of the Company. Marvel paid the Company $500,000 for such license.

     The Company also distributes certain products through a wholly owned subsidiary of Marvel engaged in the distribution of products to certain comic book retailers. During the years ended December 31, 1995 and 1996, the Company's sales to that subsidiary totalled $1,616,000 and $324,000, respectively.

LICENSE WITH AVI ARAD

     Avi Arad & Associates ("Associates"), of which Avi Arad is the sole proprietor, and the Company are parties to a license agreement which amended the licenses between Associates and the Predecessor Company outstanding at the time of the Company's formation and which governs the licensing of new material to the Company by Associates thereafter. The license agreement provides that Associates is entitled to receive royalty payments on net sales of Marvel character-based toys and on net sales of non-Marvel based toys of which Arad is the inventor of record. In no event, however, may the total royalties payable to Associates during any calendar year exceed $7.5 million. If the Stock Purchase Agreement between the Company and Arad was consummated, the license agreement between the Company and Associates would have been amended to reduce the maximum royalties payable during any calendar year to $2.5 million. Arad has agreed that he is not entitled to receive royalties based on sales in 1996 of certain Marvel character-based toys which were developed independently of Arad in 1996. Arad agreed to pay the Company approximately $500,000, for certain advertising expenses related to the Company's Battle Builder product in 1996.

MARVEL SERVICES ARRANGEMENT

     In connection with the IPO in March 1995, the Company and Marvel entered into a services agreement (the "Services Agreement") governing the provision by Marvel of services to the Company. Under the Services Agreement, upon request by the Company and acceptance by Marvel, Marvel provides certain management, consulting and administrative services and certain services purchased from third party providers, including legal and accounting services. The Company is obligated to reimburse Marvel for the costs of such services. The Services Agreement has a term of one year and will be automatically renewed for successive one-year terms unless terminated upon 120 days' notice. Marvel is under no obligation to provide services under the Services Agreement. The Company accrued or reimbursed to Marvel approximately $306,000 and $262,000 for 1995 and 1996, respectively.

STOCKHOLDERS' AGREEMENT AND CLASS B VOTING TRUSTS

     In connection with the initial public offering of the Company in March 1995, Marvel, the Perlmutter Group, Arad and the Company entered into a stockholders' agreement (the "Stockholders' Agreement") which provides, among other things, that Marvel and its permitted transferees (generally entities which are affiliates of Marvel) ("Permitted Transferees"), if any, Perlmutter and Arad will vote their respective shares of common stock of the Company to elect as directors of the Company (i) eight persons designated by Marvel, (ii) two persons designated by Perlmutter and (iii) one person designated by Arad. The Stockholders' Agreement also permits certain pledges of Class B Common Stock owned by Marvel and its Permitted Transferees.

     The Stockholders' Agreement provides that, upon a change of control of Marvel, Marvel is obligated to convert its shares of Class B Common Stock into Class A Common Stock, unless Perlmutter and Arad consent to such shares remaining Class B Common Stock. The Stockholders' Agreement terminates upon, among other events, the mutual agreement of the parties thereto, upon the sale of all or substantially all of the assets of the Company or upon the conversion into Class A Common Stock of the Class B Common Stock held by Marvel and its Permitted Transferees pursuant to a change in control of Marvel and also will terminate as to any holder owning Class B Common Stock (other than pursuant to the Voting Trusts (as defined below)) when such holder no longer beneficially owns or holds such Class B Common Stock. Arad and the Perlmutter Group have agreed, in the Stock Purchase Agreements, that prior to closing of the Stock Purchase Agreements they will not, without the consent of Andrews Group, grant any consent that would prevent the shares of Class B Common Stock from being converted into Class A Common Stock following a change of control of Marvel. See "- Stock Purchase Agreements."

     Each of Arad and Perlmutter is the sole trustee of a Class B voting trust in which Marvel deposited one share of Class B Common Stock (the "Voting Trusts"). Marvel is the sole beneficiary of each of the Voting Trusts. Each of Messrs. Perlmutter and Arad has the right to vote the share of Class B Common Stock held by his respective Voting Trust in his absolute discretion, subject to certain exceptions, until the termination of such trust.

     The rights and obligations of the Perlmutter Group and Arad under the Stockholders' Agreement cease, and the Voting Trusts of which Perlmutter and Arad are the trustees will terminate and the shares of Class B Common Stock held by the Voting Trusts will be distributed to Marvel, upon the occurrence of certain events, including a reduction in the holdings of Class A Common Stock by Perlmutter and Arad below specified amounts. In addition, each Voting Trust terminates if either Perlmutter or Arad attempts to transfer or dispose of his respective right to vote the Class B Common Stock subject to the Voting Trust of which he is trustee or any interest therein. It is a condition to the closing of the Stock Purchase Agreements that the respective Voting Trust agreements of Arad and Perlmutter have terminated.

COMPANY REGISTRATION RIGHTS AGREEMENT

     The Company is a party to a registration rights agreement (the "Company Registration Rights Agreement") with Marvel, Arad and Perlmutter, pursuant to which they and certain of their transferees each have the right, subject to certain conditions, to require the Company to register under the Securities Act, all or any portion of the shares of Class A Common Stock held by them or, in the case of Marvel, issuable upon conversion of its Class B Common Stock on two occasions. In addition, Marvel, Arad, Perlmutter and certain of their transferees have certain rights to participate in such registrations and in other registrations by the Company of its Class A Common Stock. The Company is obligated to pay any expenses incurred in connection with such registrations, except for underwriting discounts and commissions attributable to the shares of Class A Common Stock sold by stockholders pursuant to such registrations.

TANGIBLE MEDIA ADVERTISING SERVICES

     Tangible Media, a corporation which is wholly owned by Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commission based on the cost of the placement of such advertising. Tangible Media is compensated solely as a consultant on an event-by-event basis with no written arrangements in place. It is expected that Tangible Media, upon request, will continue to arrange for the placement for the Company's advertising. The Company retains the services of a non-affiliated media consulting agency on matters of advertising creativity. Tangible Media received payments of fees and commissions totalling approximately $970,000 and $965,000 in 1995 and 1996, respectively.

EMPLOYEE, OFFICE SPACE AND OVERHEAD COST SHARING ARRANGEMENTS

     Under expense sharing arrangements with Tangible Media, Classic Heroes, REC Sound and Marvel Software, affiliated companies owned by Perlmutter in the case of Tangible Media, Classic Heroes and REC Sound, or owned equally by Marvel and the Company in the case of Marvel Software (collectively, the "Affiliates"), the Company and the Affiliates have shared certain space at the Company's principal executive offices and related overhead expenses. Since 1994, Tangible Media and the Company have been, and until the end of 1995 Classic Heroes and REC Sound were, parties to an employee, office space and overhead cost sharing agreement governing the Company's sharing of employees, office space and overhead expenses (the "Cost Sharing Agreement"). Under the Cost Sharing Agreement, any party thereto may through its employees provide services to another party, upon request, whereupon the party receiving services shall be obligated to reimburse the providing party for the cost of such employees' salaries and benefits accrued for the time devoted by such employees to providing services. Under this agreement, Tangible Media is currently obligated to reimburse the Company for 15% of the rent paid under the sublease for the space, which obligations reflect the approximate percentage of floor space occupied by Tangible Media. The agreement also requires Tangible Media to reimburse the Company for any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile services, in proportion to its percentage occupancy. The Cost Sharing Agreement is coterminous with the term of the Company's lease for its executive offices. The Company received net reimbursements from one of the Affiliates of approximately $245,000 for 1996 for rent and other matters.

SHOWROOM SHARING ARRANGEMENT

     Under an expense sharing arrangement with Marvel, Classic Heroes and REC Sound (the "Showroom Affiliates"), the Company and the Showroom Affiliates have shared showroom space and related overhead expenses. Since 1995, Marvel and the Company have been, and until the end of 1995 Classic Heroes and REC Sound were, parties to a showroom space sharing agreement (the "Showroom Sharing Agreement"). Under the Showroom Sharing Agreement, Marvel is currently obligated to reimburse the Company for 30% of the rent paid under the lease for the showroom space, which obligations reflect the percentage of floor space occupied by Marvel. The agreement also requires Marvel to reimburse the Company for any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile service, in proportion to their percentage occupancy, except that overhead expenses which inure to the benefit of a single party shall be reimbursed entirely by such party. The agreement has a term which is coterminous with the term of the Company's lease for the showroom space. The Company was reimbursed approximately $47,000 in 1996 under the Showroom Sharing Agreement.

MARVEL STUDIOS

     The Company and Marvel formed Marvel Studios with the objective of facilitating the release of live action and animated motion pictures and television programming and other media based on the Marvel Characters in order to create greater consumer interests in these characters and related merchandise. The Company believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for Marvel's businesses and the Company's licensing and toy businesses. The Company believes that Marvel Studios will facilitate the release of feature films, television programming and other media. The Company and Marvel expect Marvel Studios to utilize the experience that the Company and Marvel have developed in licensing the Marvel Characters for television and film projects and capitalizing on related toy sales. Arad, an executive producer of the X-Men(R) and Spider-Man(R) Saturday morning television shows, is to be the President, Chief Executive Officer and creative head of Marvel Studios for film projects and co-creative head for animated projects and an executive producer of all film and television projects of Marvel Studios. The rights to produce certain feature films based on certain of the Marvel Characters are currently licensed to third parties. A portion of the approximately $9.1 million net proceeds to the Company form the 1996 public offering was intended to fund the Company's capital commitment to Marvel Studios. At this time, the Company has no plans to invest a material amount of funds in Marvel Studios in the short term, and before the Company makes any material investment in Marvel Studios, the Company intends to assess the developments in Marvel's bankruptcy proceeding.

OTHER AGREEMENTS WITH AFFILIATES

     The Company is a party to a license agreement entered into in September 1994 with Coleman, an affiliate of the Company, pursuant to which the Company licenses certain Coleman trademarks.

     The Company is a party to a license agreement entered into in July 1995 with Revlon Consumer Products Corporation, an affiliate of the Company, pursuant to which the Company licenses certain Revlon Consumer Products Trademarks.

     The Company believes that the terms of the foregoing transactions are no less favorable than could be obtained by the Company from unrelated parties on an arm's-length basis.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a)  Documents Filed with this Report

          1.   Financial Statements
               --------------------

               See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

          2.   Financial Statement Schedule
               ----------------------------

               See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

          3.   Exhibits
               --------

               See the accompanying Exhibit Index appearing on page 32.

     (b)  Reports on Form 8-K.

          1. The Registrant filed a Current Report on Form 8-K, dated as of December 27, 1996 and filed on January 2, 1997.

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
        2.1  Agreement and Plan of Merger, dated as of December 27, 1996, by and among
             Andrews Group Incorporated ("Andrews Group"), Andrews Acquisition Corp.
             ("Acquisition") and the Company (Incorporated by reference to Exhibit (c)(1) to the
             Transaction Statement on Schedule 13E-3 filed by Andrews Group and Acquisition on
             January 30, 1997.

        2.2  Amended and Restated Asset Purchase Agreement, dated August 17, 1995, between the Company and Spectra Star, Inc., as amended by the First, Second, Third, Fourth and Fifth Amendments thereto.  (Incorporated by reference to Exhibits 2.1, 2.2, 2.3
             2.4 and 2.5 to the Company's Current Report on Form 8-K, filed with the
             Commission on September 26, 1995.)

        3.1  Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)

        3.2  Certificate of Designation of Series A Preferred Stock of Toy Biz, Inc. (Incorporated
             by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 1995.)

        3.3  Bylaws (as restated and amended). (Incorporated by reference to Exhibit 3.2 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)

        4.1  Specimen Copy of Stock Certificate for shares of Class A Common Stock.
             (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
             Form S-1, File No. 33-87268.)

        9.1  Voting Trust Agreement, dated as of March 2, 1995, by and among Marvel
             Entertainment Group, Inc., Avi Arad and the Company.  (Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1, File No. 33-
             87268.)

        9.2  Voting Trust Agreement, dated as of March 2, 1995, by and among Marvel
             Entertainment Group, Inc., Isaac Perlmutter and the Company.  (Incorporated by
             reference to Exhibit 9.2 to the Company's Registration Statement on Form S-1, File
             No. 33-87268.)

       10.1  Stockholders Agreement, dated as of March 2, 1995, by and among the Company,
             Isaac Perlmutter T.A., Marvel Entertainment Group, Inc., Avi Arad and Zib Inc.
             (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1995.)

       10.2  Registration Rights Agreement, dated as of March 2, 1995, by and among the
             Company, Marvel Entertainment Group, Inc., and Isaac Perlmutter and Avi Arad.
             (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1995.)

EXHIBIT NO.
-----------
       10.3  Assignment and Assumption of Sublease by and between Job Lot of West 45th St.,
             Inc. and the Company, as amended by First Amendment of Sublease, dated May 26,
             1994, by and between Kallir, Philips, Ross, Inc. and the Company; Agreement of
             Sublease, dated May 6, 1991, by and between Kallir, Philips, Ross, Inc. and Job Lot of West 45th St., Inc.; Agreement of Sublease, dated January 1989, by and between
             673 First Realty Company and Kallir, Philips, Ross, Inc.  (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No.
             33-87268.)

       10.4  Lease, dated December 3, 1993, by and between 200 Fifth Avenue Associates and the
             Company.  (Incorporated by reference to Exhibit 10.4 to the Company's Registration
             Statement on Form S-1, File No. 33-87268.)

       10.5  Sublease, dated December 19, 1996, by and between Gruner & Jahr USA Publishing and the Company.

       10.6  Letter Agreement, effective March 1, 1994, by and between Regal West Warehouse
             Trucking and the Company.  (Incorporated by reference to Exhibit 10.5 to the
             Company's Registration Statement on Form S-1, File No. 33-87268.)

       10.7  Credit Agreement, dated as of February 22, 1995 among the Company, the Banks (as defined therein) and Chemical Bank as administrative agent for the Banks, as amended by First Amendment and Consent Number 1, dated as of August 29, 1995.
             (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1995 and Exhibit 10.7 to the Company's
             Current Report on Form 8-K filed on September 26, 1995.)

       10.8  License Agreement, dated April 30, 1993, by and between the Company and Marvel
             Entertainment Group, Inc., as amended by Amendments thereto, dated December 1,
             1994, and February 22, 1995.  (Incorporated by reference to Exhibits 10.9 and 10-
             9(b) to the Company's Registration Statement on Form S-1, File No. 33-87268 and to
             Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended
             March 31, 1995).

       10.9  License Agreement, dated July 1, 1994, between Marvel Entertainment Group, Inc.
             and the Company.  (Incorporated by reference to Exhibit 10.12 to the Company's
             Registration Statement on Form S-1, File No. 33-87268.)

      10.10  License Agreement, dated March 1, 1993, by and between the Company and Gerber
             Products Company as amended by Amendment thereto, dated April 5, 1995.
             (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
             on Form S-1, File No. 33-87268 and Exhibit 10.6 to the Company's Quarterly Report
             on Form 10-Q for the quarter ended June 30, 1995.), (Confidential treatment has been requested for a portion of this exhibit).

      10.11  Distribution Agreement, dated July 29, 1993, by and between the Company and Tyco
             Industries, Inc.  (Incorporated by reference to Exhibit 10.17 to the Company's
             Registration Statement on Form S-1, File No. 33-87268).

      10.12  Services Agreement, dated as of March 2, 1995, by and between the Company and Marvel Entertainment Group, Inc.  (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, File No. 33-87268.)

EXHIBIT NO.
-----------
      10.13  Showroom Sharing Agreement, dated as of March 2, 1995, by and among the
             Company, Marvel Entertainment Group, Inc., Classic Heroes, Inc. and REC Sound
             Incorporated.  (Incorporated by reference to Exhibit 10.20 to the Company's
             Registration Statement on Form S-1, File No. 33-87268.)

      10.14  Master License Agreement, dated as of April 30, 1993, between Avi Arad &
             Associates and the Company.  (Incorporated by reference to Exhibit 10.21 to the
             Company's Registration Statement on Form S-1, File No. 33-87268.)

      10.15  Amended and Restated Consulting Agreement by and between the Company and Avi
             Arad, as amended and restated as of March 2, 1995.  (Incorporated by reference to
             Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 33-
             87268.)*

      10.16  Amended and Restated Employment Agreement between New World Animation, Ltd.
             and Avi Arad.  (Incorporated by reference to Exhibit 10.23 to the Company's
             Registration Statement on Form S-1, File No. 33-87268.)

      10.17  Stock Option Agreement, dated as of April 30, 1993, between the Company and Avi
             Arad as amended.  (Incorporated by reference to Exhibits 10.25, 10.26 and 10.26(b)
             to the Company's Registration Statement on Form S-1, File No. 33-87268.)

      10.18  Employment Agreement, by and between Joseph M. Ahearn and the Company.
             (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement
             on Form S-1, File No. 33-87268.)*

      10.19  Employment Agreement, by and between Andrew R. Gatto and the Company.
             (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form
             10-K, filed on April 1, 1995.)*

      10.20  Employment Agreement, by and between Alan Fine and the Company.*

      10.21  1995 Stock Option Plan.  (Incorporated by reference to Exhibit 10.30 to the
             Company's Registration Statement on Form S-1, File No. 33-87268.)*

      10.22  Registration Rights Agreement, dated September 11, 1995, by and between the
             Company and Spectra Star, Inc.  (Incorporated by reference to Exhibit 10.8 to the
             Company's Current Report on Form 8-K, filed on September 26, 1995.)

      10.23  Option Agreement, dated September 11, 1995, by and between the Company and
             Spectra Star, Inc.  (Incorporated by reference to Exhibit 10.9 to the Company's
             Current Report on Form 8-K, filed on September 26, 1995.)

      10.24  Purchase and Option Agreement, dated September 11, 1995, by and between the
             Company, Frank Alonso, Jr. and Estrella Maquiladoras, S.A. DE C.V.
             (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on
             Form 8-K, filed on September 26, 1995.)

      10.25  Maquila and Technical Assistance Agreement, dated September 11, 1995, by and between the Company and Estrella Maquiladoras, S.A. DE C.V.  (Incorporated by
             reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on
             September 26, 1995.)

EXHIBIT NO.
-----------
      10.26  Stock Purchase Agreement, dated as of November 20, 1996, between Andrews and
             Avi Arad (Incorporated by reference to Exhibit A to Amendment No. 1 to the
             Schedule 13D filed by Andrews Group and Mafco Holdings, Inc. with respect to the
             Company), as amended by the Amendment to the Stock Purchase Agreement, dated as of January 29, 1997 (Incorporated by reference to Exhibit (c)(10) to the
             Transaction Statement on Schedule 13E-3 filed by Andrews Group and Acquisition on
             January 30, 1997).

      10.27  Stock Purchase Agreement, dated as of November 20, 1996, between Andrews Group and Isaac Perlmutter, Isaac Perlmutter, T.A. and Zib, Inc. (Incorporated by reference to Exhibit B to Amendment No. 1 to the Schedule 13D filed by Andrews Group and
             Mafco Holdings, Inc. with respect to the Company), as amended by the Amendment to the Stock Purchase Agreement, dated as of January 29, 1997 (Incorporated by reference to Exhibit (c)(11) to the Transaction Statement on Schedule 13E-3 filed by
             Andrews Group and Acquisition on January 30, 1997).

      10.28  Stock Purchase Agreement, dated as of December 27, 1996, by and between Andrews
             Group and Marvel Entertainment Group, Inc. (Incorporated by reference to Exhibit C to Amendment No. 3 to the Schedule 13D filed by Andrews Group and Mafco
             Holdings, Inc. with respect to the Company).

      10.29  Letter Agreement, February 14, 1997, between the Company and Avi Arad amending the Master License Agreement, dated as of April 20, 1993, between Avi Arad
             Associates and the Company.

       21.1  Subsidiaries of the Company.

         23  Consent of Accountants.

         24  Power of Attorney.

         27  Financial Data Schedule.


* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TOY BIZ, INC.

                              By:  /s/ Joseph M. Ahearn
                                 ---------------------------------------
                                      Joseph M. Ahearn
                                      President and Chief Executive Officer

                              Date: April 7, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----

            *               Director                             April 7, 1997
-------------------------
Ronald O. Perelman



/s/ Joseph M. Ahearn        President, Chief Executive Officer   April 7, 1997
-------------------------   and Director (principal executive
Joseph M. Ahearn            officer)



/s/ David J. Fremed         Chief Financial Officer and          April 7, 1997
-------------------------   Treasurer (principal financial and
David J. Fremed             accounting officer)



/s/ Avi Arad                Director                             April 7, 1997
-------------------------
Avi Arad



/s/ William C. Bevins       Director                             April 7, 1997
-------------------------
William C. Bevins



/s/ Donald G. Drapkin       Director                             April 7, 1997
-------------------------
Donald G. Drapkin



/s/ Bobby G. Jenkins        Director                             April 7, 1997
-------------------------
Bobby G. Jenkins

Signature                   Title                             Date
---------                   -----                             ----

/s/ James F. Halpin         Director                          April 7, 1997
-------------------------
James F. Halpin

/s/ Isaac Perlmutter        Director                          April 7, 1997
-------------------------
Isaac Perlmutter

/s/ Alfred A. Piergallini   Director                          April 7, 1997
-------------------------
Alfred A. Piergallini

/s/ Paul R. Verkuil         Director                          April 7, 1997
-------------------------
Paul R. Verkuil

/s/ Terry C. Stewart        Director                          April 7, 1997
-------------------------
Terry C. Stewart


*By: /s/ Daniel J. Werther
     -------------------------
     Daniel J. Werther
     Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                       PAGE
                                                                       ----

Report of Independent Auditors.......................................   F-2

Consolidated Balance Sheets as of December 31, 1995
 and December 31, 1996...............................................   F-3

Consolidated Statements of Income for the Years Ended
 December 31, 1994, 1995 and 1996....................................   F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1994, 1995 and 1996....................................   F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1994, 1995 and 1996....................................   F-6

Notes to Consolidated Financial Statements...........................   F-7

FINANCIAL STATEMENT SCHEDULES
 Schedule II - Valuation of Qualifying Accounts......................  F-22



     All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



THE STOCKHOLDERS OF TOY BIZ, INC.

We have audited the accompanying consolidated balance sheets of Toy Biz, Inc. and subsidiary as of December 31, 1995 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toy Biz, Inc., and subsidiary at December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP



New York, New York
March 25, 1997

                                 TOY BIZ, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,      DECEMBER 31,
                                                                         1995              1996
                                                                     -------------    --------------
                                                                (In thousands, except per share data)

ASSETS
Current Assets:
  Cash and cash equivalents....................................           $ 22,484          $  6,022
  Accounts receivable, net (Note 3)............................             74,748            95,591
  Inventories, net (Note 3)....................................             17,195            20,935
  Deferred income taxes (Notes 1 and 6)........................              4,141             6,173
  Prepaid expenses and other...................................              4,476             6,067
                                                                       -----------       -----------

     Total current assets......................................            123,044           134,788

Molds, tools and equipment, net (Note 3).......................             12,102            17,680
Product and package design costs, net (Note 3).................              6,971             9,283
Goodwill and other intangibles, net (Note 3)...................             10,101             9,981
                                                                       -----------       -----------

     Total assets..............................................           $152,218          $171,732
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................           $  8,830          $ 10,237
  Accrued expenses and other (Note 3)..........................             29,040            22,359
                                                                       -----------       -----------
     Total current liabilities.................................             37,870            32,596
                                                                       -----------       -----------
Redeemable preferred stock.....................................              3,016             1,681
                                                                       -----------       -----------


Stockholders' equity (Note 8, 9 and 10)

  Preferred Stock, $.01 par value, 25,000,000 shares
   authorized, none issued)....................................                --                --
  Class A common stock, $.01 par value, 100,000,000 shares
     authorized, 17,126,130 issued and outstanding at 12/31/95
     and 20,348,794 issued and outstanding at 12/31/96.........                171               203
  Class B common stock, $.01 par value, 20,000,000 shares
     authorized, 9,894,000 issued and outstanding at 12/31/95
     and 7,394,000 issued and outstanding at 12/31/96..........                 99                74
  Additional paid-in capital...................................             61,158            70,587
  Retained earnings............................................             49,904            66,591
                                                                       -----------       -----------

            Total stockholders' equity.........................            111,332           137,455
                                                                       -----------       -----------

            Total liabilities and stockholders' equity.........           $152,218          $171,732
                                                                       ===========       ===========

                See Notes to Consolidated Financial Statements.

                                 TOY BIZ, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                       YEARS ENDED DECEMBER 31,

                                                   1994          1995          1996
                                               ---------------------------------------
                                                (In thousands, except per share data)

Net sales....................................     $156,525      $196,395      $221,624
Cost of sales................................       73,490        88,397       116,455
                                                  --------      --------      --------

     Gross profit............................       83,035       107,998       105,169


Operating expenses:
  Selling, general and administrative........       38,263        48,234        61,876
  Depreciation and amortization..............        8,609        12,750        16,078
  Compensatory stock option..................        4,091             -             -
                                                  --------      --------      --------
     Total expenses..........................       50,963        60,984        77,954
                                                  --------      --------      --------

Operating income.............................       32,072        47,014        27,215

Interest expense.............................       (1,862)         (490)         (112)
Other income, net............................           65         1,050           708
                                                  --------      --------      --------
  Income before income taxes.................       30,275        47,574        27,811

  Income taxes (Note 6)......................       12,261        19,172        11,124
                                                  --------      --------      --------

     Net income..............................     $ 18,014      $ 28,402      $ 16,687
                                                  ========      ========      ========

Net income per share.........................        $0.67         $1.05         $0.61

Weighted average number of common and
   common equivalent shares outstanding (in
   thousands) (assumes 27,000 shares
   outstanding for periods prior to 1995)....       27,000        27,115        27,366

                See Notes to Consolidated Financial Statements.

                                 TOY BIZ, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                   ADDITIONAL
                                           COMMON    PAID-IN    RETAINED
                                           STOCK     CAPITAL    EARNINGS    TOTAL
                                           ------  -----------  --------  ---------
                                                       (In thousands)

Balance at December 31, 1993.............      --     $12,795    $ 3,488  $ 16,283

Compensatory stock option................      --       4,091         --     4,091

Exercise of stock option (Note 10).......      --          28         --        28

Net income for 1994......................      --          --     18,014    18,014
                                           ------     -------    -------  --------

Balance at December 31, 1994.............      --      16,914     21,502    38,416

Proceeds from initial public offering....    $270      43,875         --    44,145

Exercise of stock option.................      --         411         --       411

Accretion of redeemable preferred stock..      --         (42)        --       (42)

Net income for 1995......................      --          --     28,402    28,402
                                           ------     -------    -------  --------

Balance at December 31, 1995.............     270      61,158     49,904   111,332

Proceeds from secondary offering.........       7       9,096         --     9,103

Exercise of stock option.................      --         438         --       438

Accretion of redeemable preferred stock..      --        (105)        --      (105)

Net income for 1996......................      --          --     16,687    16,687
                                           ------     -------    -------  --------
Balance at December 31, 1996.............    $277     $70,587    $66,591  $137,455
                                           ======     =======    =======  ========

                See Notes to Consolidated Financial Statements.

                                 TOY BIZ, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31,
                                                          1994       1995       1996
                                                      --------------------------------
                                                                (In thousands)
Net income............................................  $ 18,014   $ 28,402   $ 16,687

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization.....................     8,609     12,750     16,078

    Provision for deferred income taxes...............     2,811        696     (2,032)

    Compensatory stock option.........................     4,091         --         --

    Changes in operating assets and liabilities:

      Accounts receivable.............................   (34,571)   (11,260)   (20,843)

      Inventories.....................................    (9,913)     1,130     (3,740)

      Prepaid expenses and other......................     1,431     (2,378)    (1,591)

      Other assets....................................       449        (17)      (283)

      Accounts payable................................     2,399      3,656      1,407

      Accrued expenses and other......................     5,215      2,028     (6,838)

      Due to affiliates...............................        --        517         --
                                                        --------   --------   --------

Net cash (used in) provided by operating activities...    (1,465)    35,524     (1,155)
                                                        --------   --------   --------



Cash flow from investing activities:

  Purchases of molds, tools and equipment.............   (10,862)    (9,591)   (15,352)

  Expenditures for product and package
    design costs......................................    (6,369)    (6,545)    (8,213)

  Acquisition of Spectra Star & Quest.................        --     (9,004)        --
                                                        --------   --------   --------

  Net cash used in investing activities...............   (17,231)   (25,140)   (23,565)
                                                        --------   --------   --------


Cash flow from financing activities:

  Payment of notes to stockholder.....................        --    (15,119)        --

  Exercise of stock option............................        28        411        438

  Net borrowings under credit agreement...............    17,000    (21,500)        --

  Borrowings from stockholder and affiliates..........     1,099         --         --

  Redemption of Preferred Stock.......................        --         --     (1,440)

  Proceeds from initial public offering...............        --     44,166         --

  Proceeds from additional public offering............        --         --      9,260
                                                        --------   --------   --------

Net cash provided by financing activities.............    18,127      7,958      8,258
                                                        --------   --------   --------

Net (decrease) increase in cash and cash equivalents..      (569)    18,342    (16,462)

Cash and cash equivalents at beginning of year........     4,711      4,142     22,484
                                                        --------   --------   --------

Cash and cash equivalents at end of year..............  $  4,142   $ 22,484   $  6,022
                                                        ========   ========   ========

Supplemental disclosure of cash flow information:

  Interest paid during the period.....................  $    624   $  2,335   $    149

  Income taxes paid during the period.................     5,878     16,410     16,156

Other non-cash transactions:
  Issuance of preferred stock for Spectra Star,
  including accretion of preferred dividend of $42
  for 1995 and $105 for 1996 (See Note 12)............        --      3,016         --

                See Notes to Consolidated Financial Statements.

                                 TOY BIZ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Toy Biz, Inc. ("Toy Biz" or the "Company") was formed on April 30, 1993 pursuant to a Formation and Contribution Agreement ("Formation Agreement"), entered into by the Predecessor Company, Mr. Isaac Perlmutter (the sole stockholder of the Predecessor Company), Marvel Entertainment Group, Inc. ("Marvel") and Avi Arad ("Mr. Arad"). The Predecessor Company had been Marvel's largest toy licensee. Toy Biz designs, markets and distributes boys', girls', infant/preschool and activity toys based on popular entertainment properties and consumer brand names. The Company also designs, markets and distributes its own line of proprietary toys. The Predecessor Company was incorporated in 1990, pursuant to an asset purchase agreement with Charan Industries, Inc.

     In accordance with the Formation Agreement, the Predecessor Company contributed all of its and an affiliate's assets ($23,335,000) and certain specified liabilities ($21,949,000) to the Company for 44% of Toy Biz's capital stock. Such specified liabilities included approximately $15,363,000 due to Mr. Perlmutter and other affiliated companies of the Predecessor Company. A portion of the assumed liabilities due to Mr. Perlmutter was paid in cash ($8,752,000) and the remainder of the assumed liabilities due to Mr. Perlmutter was converted into a promissory note ($6,611,000). Marvel made a capital contribution of $500,000 for 46% of the Company's capital stock and a loan, in the form of a note, of $8,507,000. In addition, Marvel granted the Company an exclusive, perpetual and royalty-free license to design and distribute toys based on Marvel characters. Pursuant to the Formation Agreement, in exchange for the contribution to the Company of his interests in certain license agreements with the Company and cash, Mr. Arad received 10% of the Company's capital stock. In addition, the Company granted Mr. Arad the Arad Stock Option (the "Option") to acquire an additional 10% of the Company's capital stock (see Note 10 regarding the Option and its subsequent exercise). Mr. Arad also agreed to enter into the Arad Consulting Agreement and the Master License Agreement.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiary in Hong Kong. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgement relate to provisions for returns and other sales allowances, and doubtful accounts, and the realizability of inventories, molds, tools and equipment, and product and package design costs. Actual results could differ from those estimates.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

Molds, Tools, and Equipment

     Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. At December 31, 1996, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over a three year period (the estimated life) for molds and tooling costs and over the useful life for furniture and fixtures and office equipment. On an ongoing basis the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization on the accompanying Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996 were approximately $461,000, $636,000 and $364,000, respectively.

Product and Package Design Costs

     The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. At December 31, 1996, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization of product and package design is computed by the straight-line method over a three year period (the estimated life). On an ongoing basis the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization on the accompanying Consolidated Statements of Income, for the years ended December 31, 1994, 1995 and 1996 were approximately $807,000, $1,276,000 and $1,164,000, respectively.

Goodwill and Other Intangibles

     Goodwill is amortized over 40 years and other intangibles are amortized over 3 years. For the years ended December 31, 1994, 1995 and 1996, amortization of goodwill was $0, $68,000 and $245,000, respectively.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Research and Development

     Research and development ("R&D") costs are charged to operations as incurred. For the years ended December 31, 1994, 1995 and 1996, R&D expenses were $2,829,000, $4,980,000 and $5,298,000, respectively.

Revenue Recognition

     Sales are recorded upon shipment of merchandise and a provision for future returns and other sales allowances is established based upon historical experience and management estimates. Income from distribution fees and sub-licensing of characters owned by the Company are recorded in accordance with the distribution agreement and at the time characters are available to the licensee and collection is reasonably assured. For the years ended December 31, 1994, 1995 and 1996, distribution fees and sub-licensing revenues were $782,000, $5,730,000 and $13,637,000, respectively.

Advertising Costs

     Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected unit of sales method during interim periods. For the years ended December 31, 1994, 1995 and 1996, advertising expenses were $15,667,000, $18,864,000 and $25,471,000, respectively. At December 31, 1995 and 1996, the Company had incurred $474,000, and $433,000, respectively, of prepaid advertising costs, principally related to production of advertisement that will arise in fiscal 1996 and 1997, respectively.

Royalties

     Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on sales of related products. The realizability of minimum guarantees paid is evaluated by the Company based on the projected sales of the related products.

Income Taxes

     The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse.

     Income tax expense includes U.S. and foreign income taxes, including U.S. Federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Foreign Currency Translation

     The financial position and results of operations of the Company's Hong Kong subsidiary are measured using the U.S. dollar as the functional currency.
Assets and liabilities are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translations adjustments, which were not material, arising from the use of differing exchange rates are included in the results of operations.

Income Per Share

     Net income per common share is computed by dividing net income, less the amount applicable to preferred dividends, by the weighted average common and common equivalent shares outstanding during the year. When diluted, common stock equivalents are included as stock equivalents using the treasury method.

Long-Lived Assets

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

2. SALES TO MAJOR CUSTOMERS AND INTERNATIONAL OPERATIONS

     The Company primarily sells its merchandise to major retailers, principally throughout the United States. Credit is extended based on an evaluation of the customer's financial condition, and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectation.

     During the year ended December 31, 1994, three customers accounted for approximately 31%, 18% and 13% of total net sales. During the year ended December 31, 1995, three customers accounted for approximately 29%, 19% and 12% of total net sales. During the year ended December 31, 1996, two customers accounted for approximately 23% and 18% of total net sales.

          The Company's Hong Kong subsidiary supervises the manufacturing of the Company's products in China and sells such products internationally. All sales are made F.O.B. Hong Kong against letters of credit. During the years ended December 31, 1994, 1995 and 1996, international sales were approximately 9%,
11% and 20%, respectively, of total net sales. During those periods, the Hong Kong operations reported operating income of approximately $3,009,000, $6,642,000, and $18,880,000 and income before income taxes of $3,003,000,
$6,721,000 and $19,079,000, respectively.  At December 31, 1995 and 1996 the
Company had assets in Hong Kong of approximately $13,915,000 and $29,342,000, respectively, and the Hong Kong subsidiary represents $9,277,000 and $24,785,000, respectively, of the Company's consolidated retained earnings.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
    (IN THOUSANDS)
                                                                          DECEMBER 31
                                                                        1995       1996
                                                                   ------------ --------
Accounts receivable, net, consists of the following:

  Accounts receivable..............................................   $86,019   $110,932

  Less allowances for:

    Doubtful accounts..............................................      (516)      (485)

    Advertising, markdowns, returns, volume discounts
      and other....................................................   (10,755)   (14,856)
                                                                     --------   --------

      Total........................................................   $74,748    $95,591
                                                                     =========  ========

Inventories, net, consist of the following:

  Finished goods...................................................   $13,504    $16,918

  Component parts, raw materials and
    work-in-process................................................     3,691      4,017
                                                                     --------   --------

      Total........................................................   $17,195    $20,935
                                                                     ========   ========

Molds, tools and equipment, net, consists of the following:

  Molds, tools and equipment.......................................   $20,921    $23,055

  Office equipment and other.......................................     1,628      4,092

  Less accumulated depreciation and amortization...................   (10,447)    (9,467)
                                                                   -----------  --------

      Total........................................................   $12,102    $17,680
                                                                   =====================


Product and package design costs, net, consists of the following:

  Product design costs.............................................    $9,854    $10,047

  Package design costs.............................................     3,675      3,612

  Less accumulated amortization....................................    (6,558)    (4,376)
                                                                     --------   --------

      Total........................................................    $6,971     $9,283
                                                                     ========   ========


Goodwill and other intangibles, net, consists of the following:


  Goodwill.........................................................    $9,815     $9,815

  Patents and other intangibles....................................       409        692

  Less accumulated amortization....................................      (123)      (526)
                                                                     --------   --------

      Total........................................................   $10,101     $9,981
                                                                     ========   ========


Accrued expenses and other consists of the following:


  Accrued advertising costs........................................    $9,459     $7,330

  Accrued royalties................................................     3,956        180

  Income taxes payable.............................................     7,374      4,343

  Deferred income..................................................       179        134

  Other accrued expenses...........................................     8,072     10,372
                                                                     --------   --------
      Total........................................................   $29,040    $22,359
                                                                     ========   ========

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


4. RELATED PARTY TRANSACTIONS

     The notes payable--stockholders were paid with proceeds from the Initial Public Offering (as defined below) in March, 1995. Interest accrued at the prime rate, as defined, and was payable at maturity. Interest expense on the notes amounted to approximately $1,099,000 and $235,000 for the years ended December 31, 1994 and 1995, respectively, and was added to the notes.

     Marvel provides significant support to the Company relating to licensing agreements, promotion, legal and financial matters. The cost for these support services has been included in selling, general and administrative expenses, and amounted to $498,000, $306,000 and $262,000 for the years ended December 31, 1994, 1995 and 1996, respectively. At December 31, 1996, the Company had a receivable from Marvel of $165,000.

     The Company and Marvel have entered into an exclusive license agreement pursuant to which Marvel may use the Toy Biz trademark on online services and electronic networks, including the Internet. The license is limited to Marvel-related products of the Company. Marvel paid the Company $500,000 for such license.

     An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 1994, 1995 and 1996 the Company paid fees and commissions to the affiliate totalling approximately $859,000, $970,000 and $965,000, respectively, relating to such advertisements.

     The Company sold merchandise to a subsidiary of Marvel totalling $429,000, $1,616,000 and $324,000 for the years ended December 31 1994, 1995 and 1996, respectively. Related receivables were $945,000 and $207,000 as of December 31, 1995 and 1996, respectively. These amounts were subsequently collected.

     During the years ended December 31, 1994, 1995 and 1996, the Company accrued royalties to Mr. Arad for toys he invented or designed of $6,541,000, $5,734,000 and $1,848,000, respectively. At December 31, 1996 the Company had a receivable from Mr. Arad for $505,000 related to reimbursement of expenses.

     The Company shares office space and certain general and administrative costs with affiliated entities. The Company paid rent to the affiliated entity; however, this was not subject to a formal sublease agreement. In 1994, the lease was amended and the Company become the lessee. Rent paid to the affiliated entity amounted to approximately $128,000 for the year ended December 31, 1994. Rent received from affiliates was $155,000, $172,000 and $109,000 for the years ended December 31, 1994, 1995 and 1996. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996

5. COMMITMENTS AND CONTINGENCIES

     Leases: The Company is a party to various noncancelable operating leases involving office and warehouse space expiring on various dates from February 28, 1997 through March 31, 2006. The leases are subject to escalations based on cost of living adjustments and tax allocations. Minimum future obligations on these leases are as follows:


1997           $  347,000

1998              156,000

1999              172,000

2000              172,000

2001              172,000

Thereafter        440,000
               ----------
               $1,459,000
               ==========

     Rent expense amounted to approximately $406,000, $522,000 and $788,000 for the years ended December 31, 1994, 1995 and 1996, respectively. See Note 4 regarding sublease income.

     The Company is a party to various royalty agreements with future guaranteed payments through 1999. Minimum future obligations are as follows:

1997     $1,757,000

1998      1,569,000

1999        325,000
         ----------
         $3,651,000
         ==========

     Legal Matters: On December 28, 1995 G.D.L. Management Incorporated ("GDL") commenced an action against the Company, Mr. Perlmutter and the Predecessor Company in the Supreme Court of the State of New York, County of New York. The amended complaint in that action, which was served on March 19, 1996, alleges that GDL is entitled to receive ten percent of the capital stock of the Predecessor Company pursuant to a 1990 agreement between GDL and Mr. Perlmutter and seeks money damages based on the value of ten percent of the Company's Class A Common Stock beneficially owned by Mr. Perlmutter and a variety of equitable remedies, including an order rescinding the 1993 transfer of the assets of the Predecessor Company to the Company pursuant to the Formation and Contribution Agreement. Mr. Perlmutter has denied all of the material allegations made in support of GDL's claims, and pursuant to the Formation and Contribution Agreement, agreed to indemnify the Company in respect to any liability arising from GDL's claims. The Company does not believe that any of the claims made against it will have a material adverse effect on its financial position because it believes that all of the claims against it are without merit and because of the indemnity provided to it in the Formation and Contribution Agreement.

          The Company is also involved in various legal proceedings arising in the normal course of business. Management believes that the final outcome of these proceedings will not have a significant adverse effect on the Company's results of operations or financial position.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996

6. INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1994, 1995 and 1996 is summarized as follows:

                                1994         1995           1996
                             -----------  -----------  --------------
CURRENT:

  Federal                    $ 7,222,000  $15,429,000  $   8,474,000

  State                        2,225,000    1,923,000      1,943,000

  Foreign                          3,000    1,124,000      2,739,000
                             -----------  -----------  -------------

                             $ 9,450,000  $18,476,000  $  13,156,000

DEFERRED:

  Federal                    $ 2,192,000  $   543,000   ($ 1,586,000)

  State                          619,000      153,000       (446,000)
                             -----------  -----------  -------------

                               2,811,000      696,000     (2,032,000)
                             -----------  -----------  -------------


PROVISION FOR INCOME TAXES:  $12,261,000  $19,172,000  $  11,124,000
                             ===========  ===========  =============

     The differences between statutory Federal income tax rate and the effective tax rate for the years ended December 31, 1994, 1995 and 1996 are attributable to the following:

                                      1994   1995   1996
                                      -----  -----  -----

Federal income tax provision
  computed at the statutory rate      35.0%  35.0%  35.0%

State taxes, net of Federal income
  tax effect                           5.5%   5.3%   5.0%
                                      -----  -----  -----
                                      40.5%  40.3%  40.0%
                                      =====  =====  =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 1995 and 1996 are as follows:

                                                1995         1996
                                             -----------  -----------

Allowance for future returns, other sales
  allowances and doubtful accounts and
  other allowances                           $1,377,000   $1,620,000

Inventory valuation                           1,842,000    2,861,000

Depreciation                                    983,000    1,762,000

Amortization                                    (61,000)     (70,000)
                                           ------------   ----------
                                             $4,141,000   $6,173,000
                                           ============   ==========

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996

7.  CREDIT FACILITY

     The Company has a $30,000,000 revolving credit facility (the "Credit Facility") with a syndicate of banks with The Chase Manhattan Bank (formerly named Chemical Bank) as administrative agent. The Credit Facility matures on February 21, 1998; however, the Company may voluntarily reduce the commitment from time to time with appropriate notice to the administrative agent for the syndicate of banks. Borrowings under the Credit Facility are collateralized by substantially all Company assets. Borrowings under the Credit Facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin (as defined).

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

     The interest rate for borrowing as of December 31, 1995 and 1996 was 8.5% and 8.25%, respectively and the weighted average interest rate for 1995 and 1996 was 8.8% and 8.27%, respectively. The maximum amounts outstanding during 1995 and 1996 were $21,500,000 and $4,000,000, respectively. The amount available under the Credit Facility at December 31, 1996 was $30,000,000. The Credit Facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the unused portion.

8. CAPITAL STOCK STRUCTURE

     In addition to Class A and Class B common stock shown on the accompanying balance sheet, the Company has authorized 2,500 shares of preferred stock, par value $.01.

     Two shares of Class B Common Stock are owned of record by voting trusts of which Messrs. Perlmutter and Arad are trustees and Marvel is the sole beneficiary. Each of Messrs. Perlmutter and Arad will have the right to vote the share of Class B Common Stock held by voting trust in his absolute discretion until the termination of such trust. Certain fundamental transactions will require the unanimous consent of the holders of Class B Common Stock voting as a class.

     The Class B Common Stock has ten votes for each share outstanding for most matters brought to a vote of the stockholders; whereas, the Class A Common Stock has only one vote per share on such matters.

          On March 2, 1995, the Company completed an initial public offering (the "Offering") by issuing 2,750,000 new shares of its Class A Common Stock at $18.00 per share. The net proceeds of the Offering to the Company ($44,145,000) were used to repay notes payable to the principal shareholders and to increase working capital. As part of the Offering, Mr. Arad sold 700,000 shares of Class A Common Stock owned by him to pay taxes due in connection with the exercise of a stock option. See Note 10.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


8. CAPITAL STOCK STRUCTURE--(CONTINUED)

     On August 13, 1996, the Company completed an additional public offering by issuing 700,000 new shares of Class A Common Stock at $15.00 per share. As part of such offering, Marvel Entertainment Group, Inc. ("Marvel"), a principal stockholder, also sold 2,500,000 shares of Class A Common Stock. The Company intends to use the net proceeds from the sale of the new shares of Class A Common Stock, of approximately $9.1 million, after deducting estimated fees and expenses, to fund a portion of its capital commitment to Marvel Studios ("Marvel Studios"), an entity to be formed with Marvel to facilitate the development of television programming, feature films and other media and theatrical productions based on Marvel characters. It is anticipated that the structure of Marvel Studios may change. Pending such use, the net proceeds are being used for working capital and general corporate purposes.

9. STOCK OPTIONS

     The Company's 1995 Stock Option Plan (the "Plan") provides for the issuance of Stock Options ("Options") and Stock Appreciation Rights ("SAR's") for up to 1,350,000 shares of the Company's Class A Common Stock at fair market value at the time of grant. One-third of the Options become exercisable at the date of the grant (the "Grant Date"), and the balance of the Options become exercisable in equal increments on the first and second anniversaries of the Grant Date. No SAR's have been granted and Options with respect to 186,321 shares are available for future grants.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation expense has been recognized for the stock option plans. For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                   1995     1996
                                  -------  -------

Pro forma net income............  $25,433  $15,195
Pro forma net income per share..  $  0.94  $  0.55
==================================================

     The fair value for each option grant was estimated at the date of grant using a Black Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates from 5.26% to 7.19%; no dividend yield; expected volatility of .354 and expected lives of three to five years.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


9. STOCK OPTIONS --(CONTINUED)

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                                             1995                       1996
                                 ---------------------------  -------------------------

                                              WEIGHTED-AVG.              WEIGHTED-AVG.
                                    OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                   ---------  --------------  ---------  --------------



Outstanding at
beginning of year................          0                    995,602          18.183

Granted..........................  1,049,000          18.173    195,250          17.111

Exercised........................     20,130          18.000     22,664          18.000

Forfeited........................     33,268          18.000     47,303          18.119

Outstanding at end of year.......    995,602          18.183  1,120,885          18.002

Exercisable at end of year.......    329,187          18.184    691,211          18.089

Weighted-average fair value of
options granted during the year..                       6.85                       6.15
---------------------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 1996 ranged from $15.00 to $22.625.


10. ARAD OPTION AGREEMENT

     Pursuant to the Formation Agreement executed by the Company, Mr. Arad received the Option to acquire an additional 278 shares of the Company's Class C common stock at $100 per share, subsequently converted to 2,696,600 shares of Class A common stock. The Option, which expires April 30, 1998, was exercisable contingent upon the Company achieving certain operating results, as defined. At the end of 1993, it became evident that the operating results necessary for the Option to become exercisable would, in all likelihood, be achieved sometime in 1994. Therefore, the Company amended the Option so that it became exercisable March 31, 1994. Based on an independent appraisal of the value of the Option, the Company charged operations for the last quarter of 1993 $10,909,000 for this compensatory stock option and operations for the three month period ended March 31, 1994 with the remainder of the value of the Option ($4,091,000). The appraisal of the value of the Option, performed in April, 1994, determined the value of the shares issuable on exercise of the Option to be $6.19 per share. The appraisal applied market multiples of 1994 earnings estimates of publicly traded companies considered to be comparable to the Company to the Company's 1994 projected earnings and considered the Company dependence on Mr. Arad and the illiquid nature of the shares subject to the Option.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


10. ARAD OPTION AGREEMENT--(CONTINUED)

     On June 30, 1994, Mr. Arad exercised the stock option described above. In connection with that exercise, the Company agreed to loan Mr. Arad (the "Option Loan") an amount necessary to allow Mr. Arad to pay the incremental Federal, state and local income tax liability that he incurred as a result of the vesting and exercise of the Option. The Company advanced Mr. Arad $10,000 in 1994 under the Option Loan. Mr. Arad repaid the $10,000 advance under the Option Loan upon the consummation of the initial public offering and the pledge was released at that time. See Note 8.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1995 and 1996 is as follows (dollars in thousands, except per share data):

                                                   1995                                                    1996
                             ----------------------------------------------- --------------------------------------------
QUARTER ENDED                  MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31  MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31
                             ----------------------------------------------- --------------------------------------------
Net Sales                       $27,888  $30,435       $58,687      $79,385   $38,369  $45,814       $83,437      $54,004

Gross Profit                     14,490   18,420        32,227       42,861    18,636   22,875        42,988       20,670

Operating income (loss)           5,078    6,981        15,789       19,166     5,123    7,472        18,884       (4,264)

Net income (loss)                 2,859    4,323         9,480       11,740     3,173    4,594        11,417       (2,497)

Net income (loss) per share       $0.11  $  0.16       $  0.35      $  0.43     $0.12  $  0.17       $  0.42       ($0.09)

Weighted average number
  of common and common
  equivalent shares out-
  standing (in thousands)        27,000   27,000        27,193       27,199    27,201   27,134        27,398       27,761

The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income per common share for the year. The fourth quarter includes pretax adjustments of $1,600,000 related to prior quarter matters.

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


12. ACQUISITION

     On September 11, 1995, pursuant to an Asset Purchase Agreement dated as of August 17, 1995, as amended, between the Company and Spectra Star, Inc. ("Spectra Star"), the Company acquired certain assets and assumed certain liabilities of Spectra Star (the "Acquisition"). Spectra Star is the leading U.S. manufacturer and marketer of children's and performance kites. They also manufacture other toy and recreation products, many of which feature popular children's entertainment characters. The purchase price, including estimated fees related to the Acquisition, totaled approximately $13.6 million, consisting of approximately $10.6 million of cash and assumed liabilities and a maximum of 130,303 shares of Series A Preferred Stock (the "Preferred Stock") with a maximum redemption value of $4.3 million. The Preferred Stock is convertible at any time after March 10, 1996 at the option of the holders into 130,303 shares of Class A Common Stock or cash at the then present value of the Preferred Stock. During the year ended December 31, 1996, 53,030 shares of the Preferred Stock were redeemed for cash at an aggregate present value of approximately $1.4 million. The present value of the Preferred Stock issued was approximately $1.7 million as of December 31, 1996. The Company utilized available cash to finance the Acquisition and to redeem the Preferred Stock.

The Acquisition was accounted for using the purchase method of accounting. The fair value of the assets acquired is summarized below.


Current assets......   $ 3,470

Non-current assets..   $   521

Intangibles.........   $ 9,566
                       -------
                       $13,557
                       =======

The following unaudited pro forma consolidated financial information gives effect to the Acquisition as if it occurred at the beginning of the periods presented. These pro forma results include certain adjustments, such as increased amortization, decreased interest expense and the elimination of a discontinued product line, and are not necessarily indicative of what results would have been had the Acquisition occurred at the beginning of the respective periods.


                       FOR THE YEAR
                          ENDED        FOR THE YEAR ENDED
                      DECEMBER, 1994     DECEMBER, 1995
                     ----------------  ------------------


Net Sales..........          $173,548            $210,762

Net Income.........          $ 16,500            $ 27,680

Earning Per Share..          $    .60            $   1.01

                                 TOY BIZ, INC.

                               DECEMBER 31, 1996


13. OFFER TO ACQUIRE THE COMPANY

     On October 17, 1996, Andrews Group Incorporated ("Andrews Group"), an indirect parent of Marvel, announced that it had reached agreement with each of Isaac Perlmutter and Avi Arad to purchase approximately 67% of the outstanding Class A Common Stock for debt of Andrews Group and cash. Andrews Acquisition Corp. ("Acquisition"), an affiliate of Andrews Group, made a subsequent proposal to the Company's board of directors to acquire all remaining shares of Class A Common Stock and, as part of such transaction, the Company would become a wholly owned subsidiary of Marvel. On December 27, 1996, following approval by an independent committee of the Company's board of directors (the "Independent Committee"), the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Andrews Group and Acquisition, pursuant to which Andrews Group would acquire the entire equity interest in the Company not otherwise acquired from Isaac Perlmutter and Avi Arad, by means of a merger (the "Merger") of the Company with and into Acquisition. The Andrews Group agreements with each of Messrs. Perlmutter and Arad are subject to a number of significant conditions, including the consummation of Andrews Group's investment in Marvel pursuant to a Stock Purchase Agreement between Andrews Group and Marvel dated as of December 27, 1996 (the "Stock Acquisition Agreement").

     Andrews Group has since terminated the Stock Acquisition Agreement. Accordingly, a condition to the obligations of Andrews Group and Acquisition to consummate the Merger pursuant to the Merger Agreement will not be satisfied. Andrews Group has further advised that Andrews Group does not intend to waive such condition, and anticipates that the Merger will not be consummated. Because such condition to consummation of the Merger will not be satisfied, the conditions to the obligations of Andrews Group to consummate the transactions contemplated by the agreements with Messrs. Perlmutter and Arad will not be satisfied.

     On December 27, 1996, Marvel and its subsidiaries filed a voluntary position for reorganization under Chapter 11 of the U.S. Bankruptcy Code. All of the Company Class B Common Stock (7,394,000 shares) is owned by Marvel. The Class B Common Stock has ten votes for each share outstanding while such shares are owned by Marvel, which effectively gives Marvel voting control for most matters brought to a vote of the stockholders. See Note 8. While the Company was not a participant of Marvel's bankruptcy filing, the final resolution of Marvel's bankruptcy filing could result in change in control of the Company. This could cause the Company's Credit Facility to be terminated. See Note 7. The Company believes it could obtain a replacement credit facility if a termination of the Credit Facility were to occur.


14. SUBSEQUENT EVENT

     On March 25, 1997, the Company acquired Colorforms, Inc., a manufacturer of vinyl stick-ons and other toy products. The purchase price was approximately $5.0 million, excluding fees and expenses, consisting of approximately $2.9 million in cash paid at the closing and the assumption of approximately $2.1 million of the acquired company's accounts payable and accrued liabilities at the closing date. The transaction will be accounted for as a purchase.

                                 TOY BIZ, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE     CHARGED TO SALES   CHARGED TO                 BALANCE
                                        AT BEGINNING    OR COSTS AND       OTHER                    AT END
DESCRIPTION                              OF PERIOD        EXPENSES        ACCOUNTS   DEDUCTIONS    OF PERIOD
-----------                             ------------  -----------------  ----------  -----------  -----------
Year Ended December 31, 1994,
Allowances included in Accounts
Receivable, Net:

   Doubtful accounts                     $   991,000    $    30,000 (1)          --  $   505,000  $   516,000

   Advertising, markdowns,                 8,530,000     15,493,000 (2)          --   14,270,000    9,753,000
   returns, volume discounts,
   and other

Year Ended December 31, 1995,
Allowances included in Accounts
Receivable, Net:

   Doubtful accounts                         516,000        443,000 (1)          --      443,000      516,000

   Advertising, markdowns,                 9,753,000     21,682,000 (2)          --   20,680,000   10,755,000
   returns, volume discounts,
   and other

Year Ended December 31, 1996,
Allowances included in Accounts
Receivable, Net:

   Doubtful accounts                         516,000                --           --       31,000      485,000

   Advertising, markdowns,                10,755,000     39,317,000 (2)          --   35,216,000   14,856,000
   returns, volume discounts,
   and other

--------------------------------------

  (1) Charged to costs and expenses.

  (2) Charged to sales.