Form 10-Q
period 1997-03-31
TOY BIZ INC
filed 1997-05-15
CIK 933730

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  -------------

Commission file number 1-13638

                                TOY BIZ, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       13-3711775
------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



333 East 38th Street, New York, NY                        10016
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 212-682-4700
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
 (Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At May 1, 1997, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 20,352,127 shares of Class A Common Stock and 7,394,000 shares of Class B Common Stock, totaling 27,746,127 shares of Common Stock.

                                 TOY BIZ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                        MARCH 31,  DECEMBER 31,
                                                          1997       1996 *
                                                       (UNAUDITED)
                                                       -----------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents ..........................     $  5,203     $  6,022
  Accounts receivable, net ...........................       78,722       95,591
  Inventories, net ...................................       24,605       20,935
  Deferred income taxes ..............................        6,173        6,173
  Prepaid expenses and other .........................        8,815        6,067
                                                           --------     --------

     Total current assets ............................      123,518      134,788

Molds, tools and equipment, net ......................       19,936       17,680
Product and package design costs, net ................        9,342        9,283
Goodwill and other intangibles, net ..................       14,131        9,981
                                                           --------     --------

     Total assets ....................................     $166,927     $171,732
                                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................     $  8,236     $ 10,237
  Accrued expenses and other .........................       14,018       22,359
  Borrowings under credit facility ...................        5,000         --
                                                           --------     --------

     Total current liabilities .......................       27,254       32,596
                                                           --------     --------

Redeemable preferred stock ...........................        1,704        1,681
                                                           --------     --------

Stockholders' equity:
  Common stock .......................................          277          277
  Additional paid-in capital .........................       70,626       70,587
  Retained earnings ..................................       67,066       66,591
                                                           --------     --------

     Total stockholders' equity ......................      137,969      137,455
                                                           --------     --------

     Total liabilities and stockholders' equity ......     $166,927     $171,732
                                                           ========     ========



* Derived from the audited Financial Statements for the year ended December 31, 1996.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                            --------------------
                                                             1997         1996
                                                            -------      -------

Net sales ............................................      $34,414      $38,369

Cost of sales ........................................       19,901       19,733
                                                            -------      -------

Gross profit .........................................       14,513       18,636

Operating expenses:

  Selling, general and administrative ................       10,854       11,369
  Depreciation and amortization ......................        2,894        2,144
                                                            -------      -------

     Total operating expenses ........................       13,748       13,513
                                                            -------      -------

Operating income .....................................          765        5,123

Interest income, net .................................           27          166
                                                            -------      -------

  Income before provision for income taxes ...........          792        5,289

  Provision for income taxes .........................          317        2,116
                                                            -------      -------

Net income ...........................................      $   475      $ 3,173
                                                            =======      =======


Earnings per share ...................................      $  0.02      $  0.12
                                                            =======      =======

Weighted average number of common and common
  equivalent shares outstanding ......................       27,756       27,201
                                                            =======      =======



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        --------------------
                                                                          1997        1996
                                                                        --------    --------
Cash flows from operating activities:
Net income ..........................................................   $    475    $  3,173
                                                                        --------    --------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................      2,894       2,144
   Changes in assets and liabilities:
    Decrease in accounts receivable, net ............................     17,694       8,366
    (Increase) decrease in inventories ..............................     (3,042)      2,497
    Increase in prepaid expenses and other ..........................     (2,748)     (3,274)
    Decrease in accounts payable ....................................     (2,001)     (4,521)
    Decrease in accrued expenses and other ..........................    (10,079)    (15,834)
                                                                        --------    --------

Total adjustments ...................................................      2,718     (10,622)
                                                                        --------    --------

     Net cash provided by (used in) operating activities ............      3,193      (7,449)
                                                                        --------    --------

Cash flows from investing activities:
  Purchases of molds, tools and equipment ...........................     (3,930)     (2,588)
  Expenditures for product and package design costs .................       (960)     (2,525)
  Acquisition of Colorforms .........................................     (4,160)       --
  Other investments .................................................        (22)        (98)
                                                                        --------    --------

     Net cash used in investing activities ..........................     (9,072)     (5,211)
                                                                        --------    --------

Cash flows from financing activities:
  Redemption of preferred stock .....................................       --        (1,440)
  Exercise of stock option ..........................................         60         167
  Net borrowings under credit agreement .............................      5,000        --
                                                                        --------    --------

     Net cash provided by (used in) financing activities ............      5,060      (1,273)
                                                                        --------    --------

Net decrease in cash ................................................       (819)    (13,933)

Cash, at beginning of period ........................................      6,022      22,484
                                                                        --------    --------

Cash, at end of period ..............................................   $  5,203    $  8,551
                                                                        ========    ========

Supplemental disclosures of cash flow information:
   Interest paid during the period ..................................   $     26    $     28
   Income taxes, net paid during the period .........................   $  1,394    $  6,979

Other non-cash transactions:
  Accretion of preferred dividend ...................................   $     23    $     35


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


1.BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Toy Biz, Inc. and its subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

2.COMMON STOCK OFFERINGS

     On August 13, 1996, the Company completed a public offering of 700,000 shares of its Class A Common Stock at $15.00 per share. As part of such offering, Marvel Entertainment Group, Inc. ("Marvel"), a principal stockholder of the Company, also sold 2,500,000 shares of Class A Common Stock. The approximately $9.1 million net proceeds to the Company was intended to fund the working capital of the Company and a portion of the Company's capital commitment to Marvel Studios ("Marvel Studios"), the Company's proposed joint venture with Marvel. At this time, the Company has no plans to invest a material amount of funds in Marvel Studios in the short term, and before the Company makes any material investment in Marvel Studios, the Company intends to assess the developments in Marvel's bankruptcy proceeding. See Notes 6 and 7.

3.ACQUISITION

     On March 25, 1997, pursuant to an Asset Purchase Agreement between the Company and Colorforms, Inc. ("Colorforms"), the Company acquired certain assets and assumed certain liabilities of Colorforms (the "Acquisition"). The purchase price, including estimated fees related to the Acquisition, totaled approximately $5.9 million. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase and the results of Colorforms is included in the Company's consolidated financial statements from the date of acquisition.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                       MARCH 31,  DECEMBER 31,
                                          1997        1996
                                       ---------    ---------
Accounts receivable, net:

  Accounts receivable ..............   $  91,245    $ 110,932
  Less allowances ..................     (12,523)     (15,341)
                                       ---------    ---------
      Total ........................   $  78,722    $  95,591
                                       =========    =========

Inventories, net:

  Finished goods, net ..............   $  19,715    $  16,918
  Component parts, raw materials and
     work-in-process ...............       4,890        4,017
                                       ---------    ---------
      Total ........................   $  24,605    $  20,935
                                       =========    =========

Goodwill and other intangibles, net:

  Goodwill .........................   $  14,062    $   9,815
  Patents and other intangibles ....         714          692
  Less accumulated amortization ....        (645)        (526)
                                       ---------    ---------
      Total ........................   $  14,131    $   9,981
                                       =========    =========

Accrued expenses and other:

  Accrued advertising costs ........   $   2,576    $   7,330
  Income taxes payable .............       3,264        4,343
  Accrued inventory purchases ......       4,907        7,366
  Other accrued expenses ...........       3,271        3,320
                                       ---------    ---------
      Total ........................   $  14,018    $  22,359
                                       =========    =========

5.EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common and common equivalent shares. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's consolidated financial position or results of operations.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



6.POSSIBLE CHANGE OF CONTROL

     Marvel owns approximately 26.6% of the outstanding common stock of the Company and has 78.4% of the total voting power of the Company's outstanding common stock. On December 27, 1996, Marvel and its subsidiaries, other than Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp., a general partner in Marvel's Marvel Mania restaurant joint venture, and certain inactive subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("the Petitions"). In separate cases, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel (Parent)") and Marvel III Holdings Inc. ("Marvel III" and collectively with Marvel Holdings and Marvel (Parent), the "Marvel Holding Companies") also filed voluntary petitions for reorganization under Chapter 11.

     On February 26, 1997, upon consideration of a motion made by the Official Bondholder's Committee in the Marvel Holding Companies bankruptcy cases, the bankruptcy court granted relief from the automatic stay, allowing the Official Bondholder's Committee to exercise certain creditors' remedies. Such remedies include the right to direct the indenture trustee to vote the common stock of Marvel and the capital stock of Marvel Holdings and Marvel (Parent) that is pledged under the indentures governing the secured notes issued by the Marvel Holding Companies to the creditors represented by the Official Bondholder's Committee. The Marvel Holding Companies have collectively pledged approximately 80% of the outstanding common stock of Marvel. The Marvel Holding Companies have appealed this ruling. On March 20, 1997, the Official Bondholder's Committee notified
Marvel that it intended to exercise its voting rights to replace the board of directors of Marvel. On March 24, 1997, the bankruptcy court ruled that the Official Bondholder's Committee could exercise the voting rights associated with the capital stock of Marvel Holdings and Marvel (Parent), but could not exercise the voting rights associated with the common stock of Marvel until authorized to do so by further order of the bankruptcy court. The Official Bondholder's Committee appealed this ruling and on appeal the District Court for the District of Delaware reversed the bankruptcy court's decision and vacated effective at noon on May 23, 1997 the bankruptcy court's order preventing Marvel Holdings and Marvel (Parent) from exercising voting rights associated with the common stock of Marvel. The incumbent board of directors of Marvel remains in office as of May 15, 1997. Marvel is a party to a Stockholders' Agreement with the Company, Avi Arad and Isaac Perlmutter which provides for Marvel's shares of Class B Common Stock to be submitted for conversion into Class A Common Stock when Ronald O. Perelman no longer controls Marvel.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



7.SUBSEQUENT EVENT

     On April 25, 1997, the Company signed a letter of intent with Marvel proposing a plan of reorganization for Marvel and its subsidiaries and, on May 7, 1997, the Company and Marvel filed a joint plan of reorganization with the bankruptcy court seeking to implement the transactions contemplated by the letter of intent. Under this Marvel/Toy Biz Plan, the Company would merge with Marvel's publishing and licensing businesses to form a new entity. This new entity would obtain a $250 million term loan and would issue a 5-year
$170 million note to satisfy certain claims of Marvel's current secured lenders. In addition, Marvel's secured lenders would receive 28% of the equity of the new entity and all of the stock of Marvel's Fleer/Skybox and Panini subsidiaries. Marvel shareholders would receive two series of three-year warrants: the first entitles them to acquire 7.5% of the common stock of the new entity with an exercise price based upon the new entity having an enterprise value of $950 million, the second entitles them to acquire an additional 5% with an exercise price based upon an enterprise value of $1.1 billion.

     The Marvel/Toy Biz Plan allows for an auction process with a minimum acceptable bid for the new entity that would yield net cash proceeds to the Marvel pre-petition secured lenders of approximately $430 million and yield the non-Marvel stockholders of the Company $285 million, or approximately $14 per share. Alternatively, Marvel may auction its publishing and licensing businesses with its 26.6% interest in Toy Biz separately, but in the event of the consummation of such auction, the Company would receive a breakup fee of $7 million provided that certain conditions are met.

     Completion of the transactions contemplated by the Marvel/Toy Biz Plan are subject to, among other things, completion of due diligence, approval by the Marvel board and the Company's board, negotiation and execution of definitive documentation, confirmation of the bankruptcy court and approval of the Company's shareholders.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimated", "believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) developments in the Marvel bankruptcy proceedings; (ii) a decrease in the level of media exposure or popularity of Marvel characters resulting in declining revenues of toys based on such characters; (iii) the lack of continued commercial success of properties owned by major licensors which have granted the Company toy licenses; (iv) consumer acceptance of new toy product introductions; (v) the impositon of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; (vi) changing consumer preferences; (vii) production delays or shortfalls; and (viii) general economic conditions.

GENERAL

      The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, and activity toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets, and distributes its own line of proprietary toys.

      On March 25, 1997, pursuant to an Asset Purchase Agreement between the Company and Colorforms, the Company acquired certain assets and assumed certain liabilities of Colorforms. The purchase price, including estimated fees related to the Acquisition, totaled approximately $5.9 million. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase and the results of Colorforms is included in the Company's consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared with the three months ended March 31, 1996

      The Company's net sales decreased to approximately $34.4 million for the first quarter of 1997 from approximately $38.4 million in the first quarter of 1996. Net sales in the domestic boys' toys category decreased approximately $5.0 million to approximately $7.6 million in the first quarter of 1997. The Company believes that this category was adversely affected by concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand. Net sales in the domestic girls' toys category decreased approximately $5.6 million in the first quarter of 1997 due primarily to the introduction of the Take Care of Me Twins(R) doll and the Flipper(TM) product line in the 1996 quarter, while new product introductions for 1997 are scheduled to begin after the first quarter. Activity toy net sales, which consist primarily of kite sales from the Spectra Star division, remained constant from the first quarter of 1996 to the first quarter of 1997. International net sales increased approximately $3.4 million from the first quarter of 1996 to the first quarter of 1997. The introduction of the import division also accounted for approximately $4.9 million increase in net sales in the 1997 period. Net sales of other products decreased approximately $1.7 million due to sales in the preschool category and closeout sales of various items in the first quarter of 1996 which did not recur in the first quarter of 1997.

      Gross profit decreased 22% to approximately $14.5 million for the first quarter of 1997 from approximately $18.6 million in the first quarter of 1996. Gross profit as a percentage of net sales decreased to approximately 42% in the first quarter of 1997 from approximately 49% in the first quarter of 1996 due to changes in the Company's product mix, additional sales allowances and the effect of a higher percentage of international sales and the introduction of products from the import division, both of which typically have lower gross margins than domestic sales, in the 1997 period.

      Selling, general and administrative expenses decreased 5% to approximately $10.9 million (approximately 32% of net sales) in the first quarter of 1997 from approximately $11.4 million (approximately 30% of net sales) in the first quarter of 1996. The decrease of approximately $500,000 was due to decreased royalties and advertising expenses as a result of decreased sales, offset by additional salaries and related expenses attributable to the Company's expanded product lines.

      Depreciation and amortization expense increased to approximately $2.9 million in the first quarter of 1997 from approximately $2.1 million in the first quarter of 1996. The increase of $800,000 was primarily attributable to increased amortization expense resulting from an increased investment in product tooling to support the Company's expanded product line.

     The Company believes its sales and business were adversely affected in the first quarter of 1997 by concerns among retailers as to the impact of the Marvel bankruptcy. While the Company is attempting to address these concerns, to the extent they are not alleviated, it can be expected that they will continue to adversely affect demand for the Company's products.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was approximately $3.2 million in the first quarter of 1997, while net cash used in operating activities was approximately $7.4 million in the first quarter of 1996. The net increase results primarily from the increased collections of receivables in the first quarter of 1997.

      In March, 1995, the Company entered into a three year $30 million revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank) serves as administrative agent. Substantially all of the assets of the Company were pledged to secure borrowings under this credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 3/4 of 1% to 1% to be determined based on the Company's financial performance. The credit facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility. The Company had $5.0 million outstanding indebtedness under the line of credit as of May 1, 1997.

      The credit facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires an annual reduction of outstanding borrowings to zero for a period of 45 consecutive days, commencing during the first six months of each calendar year. In addition, the credit facility also requires that (a) Marvel continue to control the Company and (b) the toy license agreement between the Company and Marvel remain in effect. The credit facility is not guaranteed by Marvel. Proceedings in the Marvel bankruptcy could result in a change in control in the Company which could cause the credit facility to be terminated. If such an event occurred, the Company could seek a waiver of the foregoing provisions and believes it could obtain a replacement credit facility if a termination of the credit facility were to occur, although there can be no assurance of the Company's ability to do so or the terms of such a replacement facility.

     On March 25, 1997, the Company acquired certain assets and assumed certain liabilities of Colorforms. As of March 31, 1997, the Company used approximately $4.2 million in borrowings under the credit facility to satisfy Colorform's liabilities and recognized approximately $4.2 million in goodwill from the Acquisition.

      In March, 1996, the Company acquired, pursuant to a put right, 53,030 shares of Series A Preferred Stock of the Company for approximately $1.4 million.

     The Company has authorized the repurchase of up to three million shares of Class A Common Stock. The repurchase program requires the consent of Marvel Characters, Inc., a subsidiary of Marvel, and the consent of the lenders under the credit facility. The Company has not commenced the repurchase program pending the outcome of the Marvel/Toy Biz reorganization plan. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

      The Company believes that it has sufficient funds available from cash and cash equivalents, cash flow from operating activities and borrowings under the credit facility to meet peak working capital needs and capital expenditure requirements.



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


                                           TOY BIZ, INC.
                                           (Registrant)



Dated:  May 14, 1997                       By:  /s/David J. Fremed
                                           -----------------------
                                           David J. Fremed
                                           Chief Financial Officer
                                           and Treasurer