Form 10-Q
period 1997-06-30
TOY BIZ INC
filed 1997-08-14
CIK 933730

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638


                                 TOY BIZ, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                    13-3711775
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)



     685 THIRD AVENUE, NEW YORK, NY                       10017
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 212-588-5100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                   333 EAST 38TH STREET, NEW YORK, NY 10016
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

At August 1, 1997, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 27,746,127 shares of Class A Common Stock.

                                 TOY BIZ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                       JUNE 30,
                                                         1997       DECEMBER 31,
                                                      (UNAUDITED)      1996*
                                                      -----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents........................      $4,616         $6,022
  Accounts receivable, net.........................      82,057         95,591
  Inventories, net.................................      26,046         20,935
  Deferred income taxes............................       6,173          6,173
  Prepaid expenses and other.......................       7,275          6,067
                                                       --------       --------
     Total current assets..........................     126,167        134,788

Molds, tools and equipment, net....................      20,972         17,680
Product and package design costs, net..............       9,369          9,283
Goodwill and other intangibles, net................      14,112          9,981
                                                       --------       --------
     Total assets..................................    $170,620       $171,732
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................     $11,904        $10,237
  Accrued expenses and other.......................      12,309         22,359
  Borrowings under credit facility.................      12,000           --
                                                       --------       --------
     Total current liabilities.....................      36,213         32,596
                                                       --------       --------
Redeemable preferred stock.........................       1,728          1,681
                                                       --------       --------
Stockholders' equity:
  Common stock.....................................         277            277
  Additional paid-in capital.......................      70,602         70,587
  Retained earnings................................      61,800         66,591
                                                       --------       --------
     Total stockholders' equity....................     132,679        137,455
                                                       --------       --------
     Total liabilities and stockholders' equity....    $170,620       $171,732
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

                                 TOY BIZ, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                               THREE MONTHS      SIX MONTHS
                                              ENDED JUNE 30,    ENDED JUNE 30,
                                             ----------------  ----------------
                                               1997     1996     1997     1996
                                             -------  -------  -------  -------
Net sales..................................  $34,452  $45,814  $68,866  $84,183

Cost of sales..............................   22,257   22,939   42,158   42,672
                                             -------  -------  -------  -------
Gross profit...............................   12,195   22,875   26,708   41,511

Operating expenses:

  Selling, general and administrative......   16,976   12,961   27,830   24,330
  Depreciation and amortization............    3,895    2,442    6,789    4,586
                                             -------  -------  -------  -------
     Total operating expenses..............   20,871   15,403   34,619   28,916
                                             -------  -------  -------  -------
Operating (loss) income....................   (8,676)   7,472   (7,911)  12,595
Interest expense (income), net.............      100     (184)      73     (350)
                                             -------  -------  -------  -------
  (Loss) income before (benefit) provision
    for income taxes.......................   (8,776)   7,656   (7,984)  12,945
  (Benefit) provision for income taxes.....   (3,510)   3,062   (3,193)   5,178
                                             -------  -------  -------  -------
Net (loss) income..........................  ($5,266)  $4,594  ($4,791)  $7,767
                                             =======  =======  =======  =======
(Loss) earnings per share..................   ($0.19)   $0.17   ($0.17)   $0.28
                                             =======  =======  =======  =======
Weighted average number of common and
  common equivalent shares outstanding,
  (in thousands)...........................   27,746   27,134   27,745   27,168
                                             =======  =======  =======  =======



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
Cash flows from operating activities:
Net (loss) income..........................................   ($4,791)   $7,767
                                                              --------  --------
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization...........................     6,789     4,586
   Changes in assets and liabilities:
    Decrease in accounts receivable, net...................    13,534     3,045
    Increase in inventories, net...........................    (4,483)   (3,618)
    Increase in prepaid expenses and other.................    (1,208)   (4,019)
    Increase (decrease) in accounts payable................     1,667    (1,679)
    Decrease in accrued expenses and other.................   (11,231)  (10,025)
                                                              --------  --------
Total adjustments..........................................     5,068   (11,710)
                                                              --------  --------
     Net cash provided by (used in) operating activities...       277    (3,943)
                                                              --------  --------
Cash flows from investing activities:
  Purchases of molds, tools and equipment..................    (7,443)   (5,297)
  Expenditures for product and package design costs........    (2,260)   (4,392)
  Acquisition of Colorforms................................    (3,947)        -
  Other investments........................................       (93)     (176)
                                                              --------  --------
     Net cash used in investing activities.................   (13,743)   (9,865)
                                                              --------  --------
Cash flows from financing activities:
  Redemption of preferred stock............................         -    (1,440)
  Exercise of stock option.................................        60       438
  Net borrowings under credit agreement....................    12,000         -
                                                              --------  --------
     Net cash provided by (used in) financing activities...    12,060    (1,002)
                                                              --------  --------
Net decrease in cash.......................................    (1,406)  (14,810)
Cash, at beginning of period...............................     6,022    22,484
                                                              --------  --------
Cash, at end of period.....................................    $4,616    $7,674
                                                              ========  ========
Supplemental disclosures of cash flow information:
   Interest paid during the period.........................      $287       $28
   Income taxes, net paid during the period................    $1,394    $8,460
Other non-cash transactions:
  Accretion of preferred dividend..........................       $47       $58


 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Toy Biz, Inc. and its subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of those for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

         2. COMMON STOCK OFFERINGS

         On August 13, 1996, the Company completed a public offering of 700,000 shares of its Class A Common Stock at $15.00 per share. As part of such offering, Marvel Entertainment Group, Inc. ("Marvel"), a principal stockholder of the Company, also sold 2,500,000 shares of Class A Common Stock. The approximately $9.1 million net proceeds to the Company was intended to fund the working capital of the Company and a portion of the Company's capital commitment to Marvel Studios ("Marvel Studios"), the Company's proposed joint venture with Marvel. At this time, the Company has no plans to invest a material amount of funds in Marvel Studios in the short term, and before the Company makes any material investment in Marvel Studios, the Company intends to assess the developments in Marvel's bankruptcy proceeding. See Notes 6, 7 and 8.

         3. ACQUISITION

         On March 25, 1997, pursuant to an Asset Purchase Agreement between the Company and Colorforms, Inc. ("Colorforms"), the Company acquired certain assets and assumed certain liabilities of Colorforms (the "Acquisition"). The purchase price, including estimated fees related to the Acquisition, totaled approximately $5.9 million. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase and the results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
            (Dollars in thousands)

                                                         June 30,  December 31,
                                                           1997       1996
                                                         --------  ------------
Accounts receivable, net:

  Accounts receivable................................    $95,173    $110,932
  Less allowances....................................    (13,116)    (15,341)
                                                         --------   ---------
      Total..........................................    $82,057     $95,591
                                                         ========   =========
Inventories, net:
  Finished goods, net................................    $19,284     $16,918
  Component parts, raw materials and
     work-in-process, net............................      6,762       4,017
                                                         --------   ---------
      Total..........................................    $26,046     $20,935
                                                         ========   =========
Goodwill and other intangibles, net:
  Goodwill. .........................................    $14,117      $9,815
  Patents and other intangibles......................        785         692
  Less accumulated amortization......................       (790)       (526)
                                                         --------   ---------
      Total..........................................    $14,112      $9,981
                                                         ========   =========
Accrued expenses and other:
  Accrued advertising costs..........................     $1,900      $7,330
  Income taxes (recoverable) payable.................       (246)      4,343
  Accrued inventory purchases........................      3,961       7,366
  Other accrued expenses.............................      6,694       3,320
                                                         --------   ---------
      Total..........................................    $12,309     $22,359
                                                         ========   =========

         5. EARNINGS PER SHARE

         Earnings per share have been computed based on the weighted average number of common and common equivalent shares. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not anticipate the effect of adopting this new standard will have a material effect on the Company's earnings (loss) per share information as currently presented.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         6. CHANGE OF CONTROL

         On June 20, 1997, as a result of proceedings in the bankruptcy cases of Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel (Parent)"), Marvel III Holdings Inc. ("Marvel III" and together with Marvel Holdings and Marvel (Parent), the "Marvel Holding Companies") and Marvel and certain of its subsidiaries, all of which are currently pending in the United States Bankruptcy Court for the District of Delaware, creditors of the Marvel Holding Companies (the "Marvel Creditors") obtained the right to vote the shares of the common stock of Marvel which had been pledged to secure indebtedness held by them to replace Marvel's board of directors with persons nominated by the Marvel Creditors. Accordingly, on June 20, 1997, the board of directors of Marvel Holdings, which was previously elected by the Marvel Creditors, voted its majority of Marvel's common stock to elect a new board of directors of Marvel. As a result of the proceedings in those bankruptcy cases, culminating in the election of nine new members to Marvel's board of directors replacing Ronald O. Perelman and the other then incumbent directors of Marvel, Marvel's voting power as a stockholder of the Company was reduced from approximately 78.4% to approximately 26.6%. With this reduction in voting power, Marvel lost the ability to control, subject to the terms of the Stockholders' Agreement, dated as of March 2, 1995 (the "Stockholders' Agreement"), the election of directors to the Company's board of directors and to control the affairs and operations of the Company.

         The reduction in Marvel's stockholder voting power from 78.4% to 26.6% resulted from the automatic conversion of all of the shares of class B common stock, par value $.01 per share ("Class B Common Stock"), of the Company held by Marvel into shares of class A common stock, par value $.01 per share ("Class A Common Stock" and together with the Class B Common Stock, the "Common Stock"), of the Company. Under the Stockholders' Agreement, by and among the Company, Marvel and the Company's two other principal stockholders, Isaac Perlmutter (including two affiliates of Mr. Perlmutter) and Avi Arad, the loss of control of Marvel by Mr. Perelman triggered the automatic conversion of the shares of Class B Common Stock held by Marvel into an equal number of shares of Class A Common Stock. Prior to the conversion of its shares of Class B Common Stock, which afforded Marvel ten votes per share, Marvel held approximately 78.4% of the voting power of the Company's Common Stock. As a result of the conversion, Marvel holds approximately 26.6% of the voting power of the Company, while Mr. Perlmutter and Mr. Arad each hold approximately 33.4% and approximately 15%, respectively, of the voting power of the Company.

         Marvel disputes the enforceability of the automatic conversion provisions of the Stockholders Agreement and maintains that it continues to own its shares of Class B Common Stock. Marvel has purported to exercise the 78.4% voting power associated with those shares to remove a majority of the Company's directors and to replace them with Marvel nominees. On June 23, 1997, the Company, Zib Inc., Isaac Perlmutter T.A., Isaac Perlmutter and Avi Arad commenced adversary

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         6. CHANGE OF CONTROL (continued)

proceedings in the United States Bankruptcy Court for the District of Delaware in the Marvel bankruptcy cases against Marvel, its wholly-owned subsidiary, Marvel Characters, Inc. and one of Marvel's parents, Marvel Holdings Inc., for a declaration that the Class B Common Stock owned of record by Marvel Characters, Inc. converted to Class A Common Stock on or before June 20, 1997 and that the incumbent board of the Company is the Company's duly constituted board and for an injunction enjoining the Marvel defendants from interfering with the proper and orderly functioning of the Company's incumbent board of directors. On July 7, 1997 the bankruptcy court issued an order indicating that it intended to abstain from determining the issues presented in favor of the matter being submitted to the Delaware Chancery Court. On the same date the defendants filed a motion to dismiss the proceedings. Shortly thereafter, the parties to these adversary proceedings and the bankruptcy court have by stipulation deferred further action pending the resolution of overall settlement discussions that would render these proceedings moot.

         The change in control of the Company described above is an event of default under the Company's credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         On July 1, 1997, Andrews Group, Incorporated and Andrews Acquisition Corp. terminated agreements entered into in 1996 (the "1996 Andrews Acquisition Agreements") pursuant to which they would have acquired all of the equity interests in the Company not already owned by Marvel. Andrews Group, Incorporated and Andrews Acquisition Corp. are both entities controlled by Mr. Perelman.


         7. POSSIBLE REORGANIZATION PLANS

         On April 25, 1997, the Company signed a letter of intent with Marvel proposing a plan of reorganization for Marvel and its subsidiaries and, on May 7, 1997, the Company and Marvel filed a joint plan of reorganization with the bankruptcy court seeking to implement the transactions contemplated by the letter of intent. Under this Marvel/Toy Biz Plan, the Company would have merged with Marvel's publishing and licensing businesses to form a new entity. On May 20, 1997, the Company terminated the April 25, 1997 letter of intent and withdrew from the plan of reorganization jointly filed by the Company and Marvel.

         On May 21, 1997, the Company signed a proposed term sheet with the Official Bondholders Committee of the Marvel Holding Companies pursuant to which Marvel and the Company would combine to become separate subsidiaries of a new holding company. On May 29, 1997, the Company terminated that proposal.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




         8. SUBSEQUENT EVENT

         On July 10, 1997, the Company along with the principal unsecured creditors of the Marvel Holding Companies and The Chase Manhattan Bank, one of Marvel's principal secured creditors, announced an agreement in principle on certain key economic terms of an arrangement to combine the Company and Marvel. In connection with the combination, Toy Biz stockholders, other than Marvel, would receive 49% of the capital stock of the combined company and Marvel stockholders, including holders of the Marvel Holding Companies bonds, would receive 51% of the capital stock of the combined company, pursuant to a rights offering. Marvel stockholders, including holders of the Marvel Holding Companies bonds, would also provide the combined entity with $225 million in term indebtedness pursuant to the rights offering. The success of the rights offering would be guaranteed by the two largest holders of the Marvel Holding Companies bonds (the "Stand-By Purchasers"). The Stand-By Purchasers would purchase the debt held by Marvel's secured lenders in exchange for $395 million in cash and would have the right to elect a majority of the board of directors of the combined entity. The debt purchased by the Stand-By Purchasers from Marvel's secured lenders would be repaid with the proceeds of the rights offering.

         Marvel's secured lenders would also receive Marvel's Fleer/Skybox and Panini subsidiaries and warrants to acquire 10% of the combined entity. The warrants would have an exercise price based on the combined entity having a net equity value of $525 million.

         The agreement in principle is subject to, among other things, negotiation and execution of definitive agreements, confirmation of the bankruptcy court and approval by the Marvel board and the Company's board.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) developments in the Marvel bankruptcy proceedings; (ii) a decrease in the level of media exposure or popularity of Marvel characters resulting in declining revenues of toys based on such characters; (iii) the lack of continued commercial success of properties owned by major licensors which have granted the Company toy licenses; (iv) consumer acceptance of new toy product introductions; (v) the impositon of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; (vi) changing consumer preferences; (vii) production delays or shortfalls; and (viii) general economic conditions.

GENERAL

         The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, and activity toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets, and distributes its own line of proprietary toys.

         On March 25, 1997, pursuant to an Asset Purchase Agreement between the Company and Colorforms, the Company acquired certain assets and assumed certain liabilities of Colorforms. The purchase price, including estimated fees related to the Acquisition, totaled approximately $5.9 million. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase and the results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared with the three months ended
June 30,1996

         The Company's net sales decreased to approximately $34.5 million for the three months ended June 30, 1997 from approximately $45.8 million in the 1996 period. Net sales in the domestic boys' toys category, including sublicense income, decreased approximately $9.7 million to approximately $6.2 million in the second quarter of 1997. The Company's sales of domestic boys' toys have decreased since the first quarter of 1996 as compared to the respective period in the prior year. The Company believes that the decrease in this category has been accelerated by concerns among retailers as to the impact of the Marvel bankruptcy on the future of the

Marvel brand. Net sales in the domestic girls' toys category decreased approximately $8.9 million in the second quarter of 1997 compared to the second quarter of 1996. The decrease was due primarily to significant sales of the Company's new 1996 promotional doll line, as well as continued strong sales of promotional dolls introduced in 1995, in the second quarter of 1996, while new product introductions for 1997 did not begin substantial shipments until after the second quarter. Domestic activity toy net sales increased approximately $1.1 million from the second quarter of 1996 to the second quarter of 1997 due to sales from the new Colorforms division and increased sales of the Company's Quest rockets in the 1997 period. International net sales increased approximately $500,000 from approximately $13.3 million in the second quarter of 1996 to approximately $13.8 million in the second quarter of 1997. Sales by the Company's import division, which was established in late 1996, accounted for approximately $10.2 million in sales in the 1997 period. Net sales of other products decreased approximately $2.5 million due to sales in the preschool category and closeout sales of various items in the second quarter of 1996 which did not recur in the second quarter of 1997. The Company recorded an additional $2.0 million of sales allowances in the 1997 period related to the impact of the Marvel bankruptcy on the Company's relationships with its distributors.

         Gross profit decreased 47% to approximately $12.2 million for the second quarter of 1997 from approximately $22.9 million in the second quarter of 1996. Gross profit as a percentage of net sales decreased to approximately 35% in the second quarter of 1997 from approximately 50% in the second quarter of 1996 due to changes in the Company's product mix, additional sales allowances, various closeout sales and the effect of a higher percentage of international sales and the introduction of the import division, both of which typically have lower gross margins than domestic sales, in the 1997 period. Without the $2 million of additional sales allowances relating to the Marvel bankruptcy, gross profit for the second quarter of 1997 would have been approximately $14.2 million and gross profit as a percentage of net sales would be approximately 39%.

         Selling, general and administrative expenses increased 31% to approximately $17.0 million (approximately 49% of net sales) in the second quarter of 1997 from approximately $13.0 million (approximately 28% of net sales) in the second quarter of 1996. The increase was primarily due to approximately $4.6 million of additional professional fees expensed in the 1997 period due to the Marvel bankruptcy, including the 1996 Andrews Acquisition Agreements, which did not occur in the 1996 period. That increase was offset by a net reduction in selling expenses due to a decrease in domestic sales in the 1997 period, offset by additional salaries and related expenses attributable to the Company's expanded product lines. Without the Marvel related professional fees, selling, general and administrative expenses would have been approximately $12.4 million (approximately 34% of net sales before the $2 million of additional sales allowances relating to the Marvel bankruptcy) in the second quarter of 1997.

         Depreciation and amortization expense increased to approximately $3.9 million in the second quarter of 1997 from approximately $2.4 million in the second quarter of 1996. The increase was primarily attributable to increased amortization expense resulting from an increased investment in product tooling and product design to support the Company's expanded product line.

         Interest expense (income), net was $100,000 and ($184,000) for the three months ended June 30, 1997 and 1996, respectively. The net change was due primarily to the Company's borrowing funds in the 1997 period compared with investing excess cash in the 1996 period.

         The Company reported a net loss of approximately $5.3 million and a loss per share of $0.19 for the three months ended June 30, 1997. Without the approximately $4.6 million in additional professional fees and $2.0 million in additional sales allowances associated with the Marvel bankruptcy and various reorganization plans involving Marvel and Toy Biz, and without regard to other impacts on the Company of the Marvel bankruptcy, the Company would have had a net loss of approximately $1.3 million and a loss per share of $0.05 for the three months ended June 30, 1997.

         The Company believes that the Marvel bankruptcy has had and will continue to have an adverse impact on the Company in various ways including, but not limited to, the following: concerns among retailers about the future of the Marvel brand and the status of the Company, potential impact on the Company's relationship with its distributors, difficulty in obtaining new licenses and excess on-going expenses relating to the Company's reorganization.

Six months ended June 30, 1997 compared with the six months ended June 30,1996

         The Company's net sales decreased to approximately $68.9 million for the six months ended June 30, 1997 from approximately $84.2 million in the 1996 period. Net sales in the domestic boys' toys category, including sublicense income, decreased approximately $14.1 million to approximately $14.4 million in the first six months of 1997. The Company believes that this category was adversely affected by concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand. Net sales in the domestic girls' toys category decreased approximately $14.7 million in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decrease was due primarily to significant sales of the Company's new 1996 promotional doll line, as well as continued strong sales of promotional dolls introduced in 1995, in the six months ended June 30, 1996, while new product introductions for 1997 did not begin substantial shipments until after June 30th. Domestic activity toy net sales increased approximately $900,000 from the first half of 1996 to the first half of 1997 due to sales from the new Colorforms division and increased sales of the Company's Quest rockets in the 1997 period. International net sales increased approximately $4.0 million from approximately $20.5 million in the first half of 1996 to approximately $24.5 million in the first half of 1997. Sales by the Company's import division, which was established in late 1996, accounted for approximately $14.5 million in sales in the 1997 period. Net sales of other products decreased approximately $3.9 million due to sales in the preschool category and closeout sales of various items in the first six months of 1996 which did not recur in the first six months of 1997. The Company recorded an additional $2.0 million of sales allowances in the 1997 period related to the impact of the Marvel bankruptcy on the Company's relationships with its distributors.

         Gross profit decreased 36% to approximately $26.7 million for the six months ended June 30, 1997 from approximately $41.5 million in the six months ended June 30, 1996. Gross profit as a percentage of net sales decreased to approximately 39% in the first half of 1997 from approximately 49% in the first half of 1996 due to changes in the Company's product mix, additional sales allowances, various closeout sales and the effect of a higher percentage of international sales and the introduction of the import division, both of which typically have lower gross margins than domestic sales, in the 1997 period. Without the $2 million of additional sales allowances relating to the Marvel bankruptcy, gross profit for the first half of 1997 would have been approximately $28.7 million and gross profit as a percentage of net sales would be approximately 41%.

         Selling, general and administrative expenses increased 14% to approximately $27.8 million (approximately 40% of net sales) in the six months ended June 30, 1997 from approximately $24.3 million (approximately 29% of net sales) in the six months ended June 30, 1996. The increase was primarily due to approximately $4.6 million of additional professional fees expensed in the 1997 period due to the Marvel bankruptcy, including the 1996 Andrews Acquisition Agreements, which did not occur in the 1996 period. That increase was offset by a net reduction in selling expenses due to the decrease in domestic sales in the 1997 period, offset by additional salaries and related expenses attributable to the Company's expanded product lines. Without the Marvel related professional fees, selling, general and administrative expenses would have been approximately $23.3 million (approximately 33% of net sales before the $2 million of additional sales allowances relating to the Marvel bankruptcy) in the six months ended June 30, 1997.

         Depreciation and amortization expense increased to approximately $6.8 million in the first half of 1997 from approximately $4.6 million in the first half of 1996. The increase was primarily attributable to increased amortization expense resulting from an increased investment in product tooling and product design to support the Company's expanded product line.

         Interest expense (income), net was $73,000 and ($350,000) for the six months ended June 30, 1997 and 1996, respectively. The net change was due primarily to the Company's borrowing funds in the 1997 period compared with investing excess cash in the 1996 period.

         The Company reported a net loss of approximately $4.8 million and a loss per share of $0.17 for the six months ended June 30, 1997. Without the approximately $4.6 million in additional professional fees and $2.0 million in additional sales allowances associated with the Marvel bankruptcy and various reorganization plans involving Marvel and Toy Biz, and without regard to other impacts on the Company of the Marvel bankruptcy, the Company would have had a net loss of $861,000 and a loss per share of $0.03 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $300,000 with a net loss of approximately $4.8 million in the six months ended June 30, 1997, while net cash used in operating activities was approximately $3.9 million with a net income of approximately $7.8 million in the six months ended June 30, 1996. The decrease in net income was more than offset by, among other things, higher depreciation, improved accounts receivable balances as a result of increased collections of receivables and decreased sales in 1997 as compared to 1996, slower growth in prepaid expenses, and less paydown of accounts payable and accrued expenses.

         In March, 1995, the Company entered into a three year $30 million revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank serves as administrative agent. Substantially all of the assets of the Company were pledged to secure borrowings under this credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 3/4 of 1% to 1% to be determined based on the Company's financial performance. The credit facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility. The Company had $12.0 million outstanding indebtedness under the line of credit as of August 1, 1997.

         The credit facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires an annual reduction of outstanding borrowings to zero for a period of 45 consecutive days, commencing during the first six months of each calendar year. In addition, the credit facility also requires that (a) Marvel continue to control the Company and (b) the toy license agreement between the Company and Marvel remain in effect. The credit facility is not guaranteed by Marvel. Proceedings in the Marvel bankruptcy have resulted in a change in control in the Company (See Note 6) which could cause the credit facility to be terminated. The Company did not reduce its borrowings to zero for a period of 45 consecutive days commencing during the first six months of 1997 and the Company did not satisfy all the financial covenants by maintaining an EBITDA in excess of $30 million for the four consecutive fiscal quarters ending June 30, 1997. The Company is seeking a waiver of the foregoing provisions and believes it could obtain a replacement credit facility if a termination of the credit facility were to occur, although there can be no assurance of the Company's ability to do so or the terms of such a replacement facility.

         On March 25, 1997, the Company acquired certain assets and assumed certain liabilities of Colorforms. As of June 30, 1997, the Company used approximately $3.9 million in borrowings under the credit facility to satisfy Colorform's liabilities and recognized approximately $4.3 million in goodwill from the Acquisition.

         In March, 1996, the Company acquired, pursuant to a put right, 53,030 shares of Series A Preferred Stock of the Company for approximately $1.4 million.

         The Company has authorized the repurchase of up to three million shares of Class A Common Stock. The Company has not commenced the repurchase program and has no current intention to do so.

         Provided that the Company obtains a waiver of its current default under its credit facility or obtains a replacement credit facility, then the Company believes that the funds available to it under its credit facility or under a replacement credit facility, together with its funds available from cash and cash equivalents and cash flow from operating activities, will allow the Company to meet its peak working capital needs and capital expenditure requirements.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)   Exhibits
               None

         (b)   Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K, dated as of April 28, 1997, under Item 5 "Other Events" reporting the Company's issuance of a press release announcing that the Company had signed a letter of intent with Marvel with respect to a proposed plan of reorganization of Marvel and certain of its subsidiaries.

         The Registrant filed a Current Report on Form 8-K, dated as of May 20, 1997, under Item 5 "Other Events" reporting the Company's issuance of a press release announcing that the Company had terminated its letter of intent, dated April 28, 1997, with Marvel with respect to the Company's participation in a plan of reorganization of Marvel. The Company issued a press release on May 21, 1997 announcing that it had signed a proposed term sheet with the Official Bondholders Committee of the holding companies of Marvel, pursuant to which Marvel and the Company would combine to become separate subsidiaries of a new holding company.

         The Registrant filed a Current Report on Form 8-K, dated as of May 30, 1997, under Item 5 "Other Events" reporting the Company's issuance of a press release announcing that the Company and the Official Bondholders Committee of the holding companies of Marvel had terminated their joint proposal made on May 21, 1997 for the reorganization of Marvel.

         The Registrant filed a Current Report on Form 8-K, dated as of June 10, 1997, under Item 1 "Change in Control of the Registrant" reporting the change in control of Marvel's board of directors as of June 20, 1997 that automatically converts all the Company's Class B shares into Class A shares; and thus, Marvel's stockholder voting power of the Company reduces from 78.4% to 26.6%. The Registrant also reported under Item 5 "Other Events" the Company's issuance of a press release on June 23, 1997 announcing that five members of the board of directors resigned as of June 20, 1997, as well as the issuance of a press release on June 24, 1997 announcing the appointment of four new directors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                             TOY BIZ, INC.
                                             (Registrant)


Dated:  August 14, 1997                      By: /s/ David J. Fremed
                                                -------------------------------
                                                 David J. Fremed
                                                 Chief Financial Officer
                                                 and Treasurer