Form 10-Q
period 1997-09-30
TOY BIZ INC
filed 1997-11-14
CIK 933730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638


                                 TOY BIZ, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                 13-3711775
-----------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)



685 THIRD AVENUE, NEW YORK, NY                              10017
-----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                212-588-5100
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

At November 1, 1997, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 27,746,127 shares of Class A Common Stock.

                                TOY BIZ, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                       September 30,   December 31,
                                                          1997           1996 *
                                                       (unaudited)
                                                        ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................       $6,454           $6,022
  Accounts receivable, net........................       77,900           95,591
  Inventories, net.................................      26,393           20,935
  Income tax receivable............................       9,340             -
  Deferred income taxes............................       7,238            6,173
  Prepaid expenses and other.......................       5,646            6,067
                                                       ------------    ------------

     Total current assets.........................      132,971          134,788

Molds, tools and equipment, net...................       20,892           17,680
Product and package design costs, net.............        8,472            9,283
Goodwill and other intangibles, net...............       13,976            9,981
                                                       ------------    ------------

     Total assets.................................     $176,311         $171,732
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................      $9,030          $10,237
  Accrued expenses and other.......................      32,093           22,359
  Borrowings under credit facility.................      12,000
                                                       ------------    ------------

     Total current liabilities.....................      53,123           32,596
                                                       ------------    ------------

Redeemable preferred stock.........................       1,752            1,681
                                                       ------------    ------------

Stockholders' equity:
  Common stock.....................................         277              277
  Additional paid-in capital.......................      70,578           70,587
  Retained earnings................................      50,581           66,591
                                                       ------------    ------------

     Total stockholders' equity....................     121,436          137,455
                                                       ------------    ------------

     Total liabilities and stockholders' equity....    $176,311         $171,732
                                                       ============    ============

   * Derived from the audited Financial Statements for the year ended
                          December 31, 1996.

The accompanying Notes to Condensed Consolidated Financial Statements are
                  an integral part of these statements.

                                     TOY BIZ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                     (unaudited)

                                                Three Months                          Nine Months
                                             Ended September 30,                  Ended September 30,
                                        ------------------------------      --------------------------------
                                           1997              1996              1997                1996
                                        ------------      ------------      ------------        ------------
Net sales..............................     $40,765          $83,437          $109,631           $167,620

Cost of sales..........................      30,520           40,449            72,678             83,121
                                        ------------      ------------      ------------        ------------

Gross profit...........................      10,245           42,988            36,953             84,499

Operating expenses:

  Selling, general and administrative..      22,454           20,060            50,284             44,390
  Depreciation and amortization........       6,296            4,044            13,085              8,630
                                        ------------      ------------      ------------      ------------

     Total operating expenses..........      28,750           24,104            63,369             53,020
                                        ------------      ------------      ------------      ------------

Operating (loss) income................     (18,505)          18,884           (26,416)            31,479

Interest expense (income), net.........         194             (144)              267               (494)
                                        ------------      ------------      ------------      ------------

  (Loss) income before income taxes....     (18,699)          19,028           (26,683)            31,973

  (Benefit) provision for income taxes.      (7,480)           7,611           (10,673)            12,790
                                        ------------      ------------      ------------      ------------

Net (loss) income......................    ($11,219)         $11,417          ($16,010)           $19,183
                                       ============      ============      ============       ============


(Loss) earnings per share.............       ($0.41)           $0.42            ($0.58)             $0.70
                                        ============      ============      ============      ============

Weighted average number of common and
  common equivalent shares outstanding,
  (in thousands).......................      27,746           27,398            27,746             27,233
                                        ============      ============      ============       ============



The accompanying Notes to Condensed Consolidated Financial Statements are
             an integral part of these statements.

                                 TOY BIZ, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (unaudited)

                                                                         Nine Months
                                                                     Ended September 30,
                                                                 ----------------------------
                                                                     1997            1996
                                                                 ------------    ------------
Cash flows from operating activities:
Net (loss) income.........................................         ($16,010)        $19,183
                                                                 ------------    ------------
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization............................         13,085           8,630
   Benefit for deferred income taxes........................         (1,065)            -
   Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, net.........         17,691         (33,260)
    Increase in inventories, net............................         (5,185)        (12,432)
    Increase in income tax receivable.......................         (9,340)            -
    Decrease (increase) in prepaid expenses and other.......            421          (4,455)
    (Decrease) increase in accounts payable.................         (1,207)          3,837
    Increase in accrued expenses and other..................          8,943          12,252
                                                                 ------------    ------------

Total adjustments..........................................          23,343         (25,428)
                                                                 ------------    ------------

     Net cash provided by (used in) operating activities...           7,333          (6,245)
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchases of molds, tools and equipment..................         (11,473)        (11,246)
  Expenditures for product and package design costs........          (3,403)         (6,236)
  Acquisition of Colorforms................................          (3,982)            -
  Other investments........................................            (103)           (213)
                                                                 ------------    ------------

     Net cash used in investing activities.................         (18,961)        (17,695)
                                                                 ------------    ------------

Cash flows from financing activities:
  Redemption of preferred stock............................           -             (1,440)
  Exercise of stock option.................................             60             438
  Proceeds from secondary offering.........................           -              9,726
  Net borrowings under credit agreement....................         12,000             -
                                                                 ------------    ------------

     Net cash provided by financing activities.............         12,060           8,724
                                                                 ------------    ------------

Net increase (decrease) in cash............................            432         (15,216)

Cash, at beginning of period...............................          6,022          22,484
                                                                 ------------    ------------

Cash, at end of period.....................................         $6,454          $7,268
                                                                 ============    ============

Supplemental disclosures of cash flow information:
   Interest paid during the period.........................           $559             $83
   Income taxes, net paid during the period................           $265         $10,511

Other non-cash transactions:
  Accretion of preferred dividend..........................            $71             $81


The accompanying Notes to Condensed Consolidated Financial Statements are
                      an integral part of these statements.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Toy Biz, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of those for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

     2.   COMMON STOCK OFFERINGS

     On August 13, 1996, the Company completed a public offering of 700,000 shares of its Class A Common Stock at $15.00 per share. In connection with such offering, Marvel Entertainment Group, Inc. ("Marvel"), a principal stockholder of the Company, also sold 2,500,000 shares of Class A Common Stock. The approximately $9.1 million net proceeds to the Company was intended to fund the working capital of the Company and a portion of the Company's capital commitment to Marvel Studios ("Marvel Studios"), the Company's proposed joint venture with Marvel. At this time, because of the circumstances surrounding Marvel's bankruptcy proceedings, the Company has no plans to invest a material amount of funds in Marvel Studios. Before the Company makes any material investment in Marvel Studios, the Company intends to assess the developments in Marvel's bankruptcy proceedings. See Notes 6, 7 and 8.

     3.   ACQUISITION

     On March 25, 1997, pursuant to an Asset Purchase Agreement between the Company and Colorforms, Inc. ("Colorforms"), the Company acquired certain assets and assumed certain liabilities of Colorforms (the "Acquisition"). The purchase price, including estimated fees related to the Acquisition, totaled approximately $5.9 million. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase and the results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition. On September 23, 1997, the Company entered into a Memorandum of Understanding to transfer substantially all of the assets and liabilities relating to the business purchased from Colorforms for approximately $5.4 million. A number of conditions exist to the consummation of the sale of these assets including the negotiation of definitive agreements with the potential purchaser.

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


4.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (Dollars in thousands)

                                             September 30,       December 31,
                                                 1997                1996
                                             ----------          ----------

Accounts receivable, net:

  Accounts receivable ..............           $102,747            $110,932
  Less allowances ..................            (24,847)            (15,341)
                                             ----------          ----------
      Total ........................            $77,900           $  95,591
                                             ==========          ==========

Inventories, net:

  Finished goods, net ..............           $ 18,558            $ 16,918
  Component parts, raw materials and
     work-in-process, net ..........              7,835               4,017
                                             ----------          ----------
      Total ........................           $ 26,393            $ 20,935
                                             ==========          ==========

Goodwill and other intangibles, net:

  Goodwill .........................           $ 14,117            $  9,815
  Patents and other intangibles ....                795                 692
  Less accumulated amortization ....               (936)               (526)
                                             ----------          ----------
      Total ........................           $ 13,976            $  9,981
                                             ==========          ==========

Accrued expenses and other:

  Accrued advertising costs ........           $  8,969            $  7,330
  Income taxes payable .............              3,808               4,343
  Accrued inventory purchases ......             10,821               7,366
  Other accrued expenses ...........              8,495               3,320
                                            ----------          ----------
      Total ........................           $ 32,093            $ 22,359
                                             ==========          ==========

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

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



     6.   CHANGE OF CONTROL

     On June 20, 1997, as a result of proceedings in the bankruptcy cases of Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel (Parent)"), Marvel III Holdings Inc. ("Marvel III" and together with Marvel Holdings and Marvel (Parent), the "Marvel Holding Companies") and Marvel and certain of its subsidiaries, all of which are currently pending in the United States Bankruptcy Court for the District of Delaware, creditors of the Marvel Holding Companies (the "Marvel Holding Companies Creditors") obtained the right to vote the shares of the common stock of Marvel which had been pledged to secure indebtedness held by them to replace Marvel's board of directors with persons nominated by the Marvel Holding Companies Creditors. Accordingly, on June 20, 1997, the board of directors of Marvel Holdings, which was previously elected by the Marvel Holding Companies Creditors, voted its majority of Marvel's common stock to elect a new board of directors of Marvel. As a result of the proceedings in those bankruptcy cases, culminating in the election of nine new members to Marvel's board of directors replacing Ronald O. Perelman and the other then incumbent directors of Marvel, Marvel's voting power as a stockholder of the Company was reduced from approximately 78.4% to approximately 26.6%. With this reduction in voting power, Marvel lost the ability to control, subject to the terms of the Stockholders' Agreement, dated as of March 2, 1995 (the "Stockholders' Agreement"), the election of directors to the Company's board of directors and to control the affairs and operations of the Company.

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

     Marvel disputes the enforceability of the automatic conversion provisions of the Stockholders Agreement and maintains that it continues to own its shares of Class B Common Stock. Marvel has purported to exercise the 78.4% voting power associated with those shares to remove a majority of the Company's directors and to replace them with Marvel nominees. On June 23, 1997, the Company, Zib Inc., Isaac Perlmutter T.A., Isaac Perlmutter and Avi Arad commenced adversary

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     6.   CHANGE OF CONTROL (continued)

proceedings in the United States Bankruptcy Court for the District of Delaware in the Marvel bankruptcy cases against Marvel, its wholly-owned subsidiary, Marvel Characters, Inc. and one of Marvel's parents, Marvel Holdings Inc., for a declaration that the Class B Common Stock owned of record by Marvel Characters, Inc. converted to Class A Common Stock on or before June 20, 1997 and that the incumbent board of the Company is the Company's duly constituted board and for an injunction enjoining the Marvel defendants from interfering with the proper and orderly functioning of the Company's incumbent board of directors. On July 7, 1997 the bankruptcy court issued an order indicating that it intended to abstain from determining the issues presented in favor of the matter being submitted to the Delaware Chancery Court. On the same date the defendants filed a motion to dismiss the proceedings. On October 30, 1997, Marvel and certain of its subsidiaries filed suit against the Company, its directors and a number of other defendants in the United States District Court for the District of Delaware and claimed, among other things, that the Company's board of directors properly consists of Marvel's nominees and that the actions of the incumbent board were unauthorized. As part of this suit, Marvel is also seeking to enjoin the Company's pursuit of a reorganization plan for the resolution of Marvel's bankruptcy that would result in a combination of the Company with Marvel and is also seeking damages against the Company for pursuing the reorganization plan. See Note 8.

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


     7.   POSSIBLE REORGANIZATION PLANS

     Due to the significance of the Marvel toy business on the Company's overall boys' toys business and the negative impact that Marvel's bankruptcy has had on such business, during the first three quarters of 1997, the Company had participated in discussions concerning a number of proposed plans of reorganization that would have resulted in a combination of the Company and various segments of Marvel's business and that would have facilitated a resolution of Marvel's bankruptcy proceedings. In connection with these proposals, the Company had reached tentative agreements with various parties interested in the bankruptcy proceedings including Marvel, the largest holders of the Marvel Holding Companies bonds and Marvel's senior secured lenders. Except as described in Note 8, none of the transactions contemplated by these proposals is being pursued or has been consummated.

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)




     8.   SUBSEQUENT EVENT

     On October 8, 1997, the Company announced a further proposal for the combination of Toy Biz and Marvel. In connection with the proposed combination, Toy Biz stockholders, other than Marvel, currently would receive 41% of the capital stock of the combined company (on a fully diluted basis) and the senior secured creditors of Marvel would receive a combination of cash and common and preferred securities issued by the combined company. The proposal is subject to a number of conditions including acceptance by the holders of no less than two thirds of the Marvel's senior secured debt by November 21, 1997 and bankruptcy court approval. Holders of more than one third of Marvel's senior secured debt have accepted the proposal.

     On October 30, 1997, Marvel and its subsidiaries filed an action against the Company, its directors and a number of other defendants in the United States District Court for the District of Delaware. The complaint against the Company and its directors alleges that the Company and its directors have breached their fiduciary duty to Marvel, as a minority stockholder in Toy Biz, and have otherwise wrongfully acted, in making the Company's October 8, 1997 reorganization proposal to combine with Marvel in attempting to conclude Marvel's bankruptcy proceedings and by refusing to recognize Marvel's designees to the Company's board of directors. The complaint also alleges that the Company's proposed reorganization plan violates certain provisions of the bankruptcy code and is therefore invalid. The complaint further alleges that the Company has breached an agreement with Marvel by failing to contribute any amounts to the operations of Marvel Studios. Finally, the complaint alleges that the Company has wrongfully interfered with Marvel's efforts to negotiate with the Marvel secured lenders for the resolution of the bankruptcy proceedings. The Company believes that the claims against it and the Company's directors are without merit and the Company intends to defend this action vigorously.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) developments in the Marvel bankruptcy proceedings (including the Company's proposal with respect thereto); (ii) a decrease in the level of media exposure or popularity of Marvel characters resulting in declining revenues of toys based on such characters; (iii) the lack of commercial success of properties owned by major entertainment companies that have granted the Company toy licenses; (iv) consumer acceptance of new toy product introductions; (v) the impositon of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; (vi) changing consumer preferences; (vii) production delays or shortfalls; and (viii) general economic conditions.

GENERAL

     The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, and activity toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets, and distributes its own line of proprietary toys. The Company's believes that its business in the boys' toys category domestically and internationally continues to be negatively impacted as a result of the proceedings surrounding Marvel's bankruptcy. This includes decreased retailer interest in Marvel brand products and reduced consumer interest in these products due to reduced promotional activity by Marvel. The Company believes that the Marvel bankruptcy has had and will continue to have an adverse impact on the Company in various ways including, but not limited to, the following: concerns among retailers about the future of the Marvel brand, the status of the Company, potential impact on the Company's relationship with its distributors, difficulty in obtaining new licenses and excess legal and administrative expenses. The Company has set forth below estimates of its results of operations after making certain adjustments for the effects of the Marvel bankruptcy. There can be no assurance that these estimates could have been achieved had the circumstances surrounding Marvel's bankruptcy not existed.

     On March 25, 1997, pursuant to an Asset Purchase Agreement between the Company and Colorforms, the Company acquired certain assets and assumed certain liabilities of Colorforms. The purchase price, including estimated fees related to the Acquisition, totaled approximately $5.9 million. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase and the results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition. On September 23, 1997, the Company entered into a Memorandum of Understanding to transfer substantially all of the assets and liabilities relating to the business purchased from Colorforms for approximately $5.4 million. A number of conditions exist to the consummation of the sale of these assets including the negotiation of definitive agreements with the potential purchaser.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared with the three months ended September 30,1996

     The Company's net sales decreased to approximately $40.8 million for the three months ended September 30, 1997 from approximately $83.4 million in the 1996 period. Net sales in the domestic boys' toys category, including sublicense income, decreased approximately $13.3 million to approximately $13.5 million in the third quarter of 1997. The Company's sales of domestic boys' toys have decreased since the first quarter of 1996 as compared to the respective prior periods. The Company believes that the decrease in this category has been accelerated as a result of concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand. Net sales in the domestic girls' toys category decreased approximately $7.2 million to $16.4 million in the third quarter of 1997 compared to the third quarter of 1996. The decrease was due primarily to the Company's decision to reduce the number of promotional dolls offered for sale by the Company during 1997 as compared to 1996. Domestic activity toy net sales increased approximately $150,000 from the third quarter of 1996 to the third quarter of 1997 due primarily to the introduction of a ride-on product in the 1997 period, offset by decreased sales in a game table product which was introduced in the 1996 period. International net sales decreased approximately $16.1 million to approximately $3.8 million in the third quarter of 1997 from approximately $19.9 million in the third quarter of 1996 due primarily to the decreased interest in Marvel products in the international markets. Sales by the Company's import division, which was established in late 1996, accounted for approximately $8.4 million in sales in the 1997 period. Net sales of other products decreased approximately $6.6 million to approximately $200,000 due primarily to a reduction in sales in the preschool category which was transferred to the import division in 1997. The Company recorded an additional $8.0 million of sales allowances in the 1997 period that the Company believes is attributable to the impact of the Marvel bankruptcy on the Company's relationships with its distributors.

     Gross profit decreased 76% to approximately $10.2 million for the third quarter of 1997 from approximately $43.0 million in the third quarter of 1996. Gross profit as a percentage of net sales decreased to approximately 25% in the third quarter of 1997 from approximately 52% in the third quarter of 1996 due to additional sales allowances, changes in the Company's product mix and increased activity from the import division which generally has a lower gross margin than average domestic sales. The Company estimates that without the $8.0 million of additional sales allowances relating to the Marvel bankruptcy and approximately $3 million of additional product cost to compensate customers due to poor sell-through of the Marvel products, gross profit for the third quarter of 1997 would have been approximately $21.2 million and gross profit as a percentage of net sales would have been approximately 44%.

     Selling, general and administrative expenses increased 12% to approximately $22.5 million (approximately 55% of net sales) in the third quarter of 1997 from approximately $20.1 million (approximately 24% of net sales) in the third quarter of 1996. The increase in expenses consisted primarily of approximately $1.0 million of additional professional fees, approximately $3.1 million of additional advertising expenses and approximately $1.0 million of additional royalties expensed in the 1997 period that are the result of the effects of the Marvel bankruptcy on the Company. This increase was partially offset by a net reduction in selling expenses due to a decrease in sales in the 1997 period, offset by additional salaries and related expenses attributable to the Company's expanded product lines. Without those Marvel related expenses, the Company estimates that selling, general and administrative expenses would have been approximately $17.4 million (approximately 36% of net sales before the $8 million of additional sales allowances relating to the Marvel bankruptcy) in the third quarter of 1997.

     Depreciation and amortization expense increased to approximately $6.3 million in the third quarter of 1997 from approximately $4.0 million in the third quarter of 1996. The increase was primarily attributable to approximately $1.5 million of additional amortization expense resulting from early write-offs of discontinued Marvel products that were the result of the effects of the Marvel bankruptcy on the Company.

     Interest expense (income), net was $194,000 and ($144,000) for the three months ended September 30, 1997 and 1996, respectively. The net change was due primarily to the Company's borrowing funds in the 1997 period compared with investing excess cash in the 1996 period.

     The Company reported a net loss of approximately $11.2 million and a loss per share of $0.41 for the three months ended September 30, 1997. Without the approximately $8.0 million in additional sales allowances, the approximately $6.6 million in additional expenses and approximately $3.0 million in additional product cost that are the result of the effects of the Marvel bankruptcy on the Company, and without regard to other effects of the Marvel bankruptcy on the Company, the Company estimates that it would have had a net loss of $659,000 and a loss per share of $0.02 for the three months ended September 30, 1997.

Nine months ended September 30, 1997 compared with the nine months ended September 30,1996

     The Company's net sales decreased to approximately $109.6 million for the nine months ended September 30, 1997 from approximately $167.6 million in the 1996 period. Net sales in the domestic boys' toys category, including sublicense income, decreased approximately $26.0 million to approximately $28.5 million in the first nine months of 1997. The Company's sales of domestic boys' toys have decreased since the first quarter of 1996 as compared to the respective prior periods. The Company believes that the decrease in this category has been accelerated as a result of concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand. Net sales in the domestic girls' toys category decreased approximately $21.8 million to approximately $20.8 million in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The decrease was due primarily to the Company's decision to reduce the number of promotional dolls offered for sale by the Company during 1997 as compared to 1996. Domestic activity toy net sales decreased approximately $900,000 from the first nine months of 1996 as compared to the first nine months of 1997 due primarily to decreased sales in a game table product offset by sales from the new Colorforms division and the introduction of a ride-on product line in the 1997 period. International net sales decreased approximately $12.0 million to approximately $28.3 million in the first nine months of 1997 from approximately $40.3 million in the first nine months of 1996 due primarily to the decreased interest in Marvel products in the international markets. Sales by the Company's import division, which was established in late 1996, accounted for approximately
$23.3 million in sales in the 1997 period. Net sales of other products decreased approximately $10.6 million to approximately $900,000 due primarily to a reduction in sales in the preschool category which was transferred to the import division in 1997. The Company recorded an additional $10.0 million of sales allowances in the 1997 period that the Company believes is attributable to the impact of the Marvel bankruptcy on the Company's relationships with its distributors.

     Gross profit decreased 56% to approximately $37.0 million for the nine months ended September 30, 1997 from approximately $84.5 million in the nine months ended September 30, 1996. Gross profit as a percentage of net sales decreased to approximately 34% in the first nine months of 1997 from approximately 50% in the first nine months of 1996 due to changes in the Company's product mix, additional sales allowances and the introduction of the import division which generally has a lower gross margin than average domestic sales. The Company estimates that without the $10.0 million of additional sales allowances relating to the Marvel bankruptcy and approximately $3 million of additional product cost to compensate customers due to poor sell-through of the Marvel products, gross profit for the nine months ended September 30, 1997 would have been approximately $50.0 million and gross profit as a percentage of net sales would have been approximately 42%.

     Selling, general and administrative expenses increased 13% to approximately $50.3 million (approximately 46% of net sales) in the nine months ended September 30, 1997 from approximately $44.4 million (approximately 26% of net sales) in the nine months ended September 30, 1996. The increase in expenses consisted primarily of approximately $5.6 million of additional professional fees, approximately $3.1 million of additional advertising expenses and approximately $1.0 million of additional royalties expensed in the 1997 period that are the result of the effects of the Marvel bankruptcy on the Company. This increase was partially offset by a net reduction in selling expenses due to a decrease in sales in the 1997 period, offset by additional salaries and related expenses attributable to the Company's expanded product lines. Without these Marvel related expenses, the Company estimates that selling, general and administrative expenses would have been approximately $40.6 million (approximately 34% of net sales before the $10.0 million of additional sales allowances relating to the Marvel bankruptcy) in the nine months ended September 30, 1997.

     Depreciation and amortization expense increased to approximately $13.1 million in the first nine months of 1997 from approximately $8.6 million in the first nine months of 1996. The increase was primarily attributable to increased amortization expense resulting from an increased investment in product tooling and product design to support the Company's expanded product line and approximately $1.5 million of additional expense resulting from early write-offs of discontinued Marvel products that were the result of the effects of the Marvel bankruptcy on the Company.

     Interest expense (income), net was $267,000 and ($494,000) for the nine months ended September 30, 1997 and 1996, respectively. The net change was due primarily to the Company's borrowing funds in the 1997 period compared with investing excess cash in the 1996 period.

     The Company reported a net loss of approximately $16.0 million and a loss per share of $0.58 for the nine months ended September 30, 1997. Without the approximately $10.0 million in additional sales allowances, the approximately $11.2 in additional expenses and approximately $3.0 million in additional product cost that are the result of the effects of the Marvel bankruptcy on the Company, and without regard to other effects of the Marvel bankruptcy on the Company, the Company estimates that it would have had a net loss of approximately $1.5 million and a loss per share of $0.06 for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was approximately $7.3 million with a net loss of approximately $16.0 million in the nine months ended September 30, 1997, while net cash used in operating activities was approximately $6.2 million with a net income of approximately $19.2 million in the nine months ended September 30, 1996. The decrease in net income was more than offset by, among other things, higher depreciation, improved accounts receivable balances as a result of increased collections of receivables and decreased sales in 1997 as compared to 1996, slower growth in prepaid expenses and a reduction in inventory levels.

     In March, 1995, the Company entered into a three year $30 million revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank serves as administrative agent. Substantially all of the assets of the Company were pledged to secure borrowings under this credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 3/4 of 1% to 1% to be determined based on the Company's financial performance. The credit facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility. The Company had $12.0 million in outstanding borrowings under the line of credit as of November 1, 1997.

     The credit facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires an annual reduction of outstanding borrowings to zero for a period of 45 consecutive days, commencing during the first six months of each calendar year. In addition, the credit facility also requires that (a) Marvel continue to control the Company and (b) the toy license agreement between the Company and Marvel remain in effect. The credit facility is not guaranteed by Marvel. Proceedings in the Marvel bankruptcy have resulted in a change in control in the Company (See Note 6) which could cause the credit facility to be terminated. The Company did not reduce its borrowings to zero for a period of 45 consecutive days commencing during the first six months of 1997 and the Company did not satisfy certain of the financial covenants. On October 21, 1997, the Company and The Chase Manhattan Bank agreed that the Company would not seek to borrow any additional funds under the credit facility and the banks agreed not to demand immediate repayment of the amounts outstanding.

     The Company believes that the funds available from cash and cash equivalents and cash flow from operating activities will allow the Company to meet its anticipated working capital needs and capital expenditure requirements. The Company believes that it could obtain a replacement credit facility if the syndicate of banks demanded immediate repayment of the amounts outstanding, although there can be no assurance of the Company's ability to do so or the terms of such a replacement facility.

     In March, 1996, the Company acquired, pursuant to a put right, 53,030 shares of Series A Preferred Stock of the Company for approximately $1.4 million. In October, 1997, the Company acquired, pursuant to a put right, 31,818 shares of Series A Preferred Stock of the Company for $939,000. The balance of the shares of Series A Preferred Stock were retired in October 1997 in conjunction with the final settlement of the acquisition of Spectra Star.

PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS

     On October 30, 1997, Marvel and its subsidiaries filed an action against the Company, its directors and a number of other defendants in the United States District Court for the District of Delaware. The complaint against the Company and its directors alleges that the Company and its directors have breached their fiduciary duty to Marvel, as a minority stockholder in Toy Biz, and have otherwise wrongfully acted, in making the Company's October 8, 1997 reorganization proposal to combine with Marvel in attempting to conclude Marvel's bankruptcy proceedings and by refusing to recognize Marvel's designees to the Company's board of directors. The complaint also alleges that the Company's proposed reorganization plan violates certain provisions of the bankruptcy code and is therefore invalid. The complaint further alleges that the Company has breached an agreement with Marvel by failing to contribute any amounts to the operations of Marvel Studios. Finally, the complaint alleges that the Company has wrongfully interfered with Marvel's efforts to negotiate with the Marvel secured lenders for the resolution of the bankruptcy proceedings. The Company believes that the claims against it and the Company's directors are without merit and the Company intends to defend this action vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits
               None

         (b)   Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           TOY BIZ, INC.
                                             (Registrant)


Dated:  November 14, 1997                  By: /s/ David J. Fremed
                                                   ----------------------------
                                                   David J. Fremed
                                                   Chief Financial Officer
                                                   and Treasurer