Form 10-K
period 1997-12-31
TOY BIZ INC
filed 1998-03-31
CIK 933730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

         (Mark One)

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                               685 Third Avenue
                           New York, New York 10017

         (Address of principal executive offices, including zip code)

                                (212) 588-5100
             (Registrant's telephone number, including area code)

         ------------------------------------------------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998 was $138,689,704, based on a price of $9 7/8 per share, the closing sales price for the Registrant's Class A Common Stock as reported in the New York Stock Exchange Composite Transaction Tape on that date.

As of March 25, 1998, there were 27,746,127 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share (the "Class A Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE

      None.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.......................................................................1
     ITEM 1.      BUSINESS...................................................1
     ITEM 2.      PROPERTIES................................................12
     ITEM 3.      LEGAL PROCEEDINGS.........................................12
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......13

PART II.....................................................................13
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................13
     ITEM 6.      SELECTED FINANCIAL DATA...................................14
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................15
     ITEM 7 A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................19
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............19
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................20

PART III....................................................................20
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........20
     ITEM 11.     EXECUTIVE COMPENSATION....................................23
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................26
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............27

PART IV.....................................................................32
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................32

SIGNATURES..................................................................37

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K Annual Report. When used in this Form 10-K, the words "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the
Company: (i) developments in the Marvel bankruptcy proceedings (including the Company's proposal with respect thereto); (ii) a decrease in the level of media exposure or popularity of Marvel characters resulting in declining revenues of toys based on such characters; (iii) the lack of commercial success of properties owned by major entertainment companies that have granted the Company toy licenses; (iv) consumer acceptance of new toy product introductions; (v) the imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; (vi) changing consumer preferences; (vii) production delays or shortfalls; and (viii) general economic conditions.

                                    PART I

ITEM 1.  BUSINESS

General

         Toy Biz, Inc. (the "Company") was incorporated in Delaware on March 18, 1993. The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, activity and electronic toy categories, based on popular entertainment properties, consumer brand names and proprietary designs. The Company's products are distributed to a number of general and specialty merchandisers and distributors, principally in the United States and around the world.

         For purposes of this Form 10-K Annual Report, the "Company" includes, unless the context otherwise requires, the Company, its subsidiaries and their respective predecessors. The "Predecessor Company" means Toy Biz, Inc., a Delaware corporation incorporated in 1990 and subsequently renamed Zib Inc., and its foreign sales affiliate, Toy Biz International Ltd., a Hong Kong corporation. The Company's principal executive offices are located at 685 Third Avenue, New York, New York 10017 and its telephone number is (212) 588-5100.

         In connection with the Company's formation, the Company obtained an exclusive, perpetual and paid up license (the "Marvel License") from Marvel Entertainment Group, Inc. ("Marvel") in exchange for approximately 46% of the common stock of the Company. The Marvel License permits the Company to produce a broad range of toys based on Marvel's more than 3,500 characters (the "Marvel Characters"). The Company also has licenses to manufacture certain toy products based on non-Marvel Characters depicted in television programs such as Xena:

 Warrior Princess(TM) and Men in Black(TM), both of which are or are planned to be, broadcast on network, syndicated or cable television. A number of motion pictures as to which the Company has obtained licenses to manufacture certain products have been, or are about to be, released. These include feature films such as Godzilla, The Lost World: Jurassic Park, Batman and Robin and Blues Brothers 2000. The Company has also begun marketing collector figures based upon the characters appearing in popular video games such as Tomb Raider(TM) and Resident Evil.(TM)

         The Company believes that media events associated with the characters on which it bases certain of its toy products increase overall consumer awareness and popularity of these characters and the Company has in part followed a strategy intended to capitalize on the popularity generated by such media exposure. The Company also has used its success in marketing the Marvel line as a means of attracting licenses for use of recognized trademarks and brand names such as Gerber(R) and NASCAR(R).

Change of Control

         At the time of the Company's initial public offering in 1995 (the "IPO"), Marvel received shares of class B common stock, par value $.01 per share ("Class B Common Stock") of the Company which had ten votes per share. All of the other stockholders of the Company received shares of class A common stock, par value $.01 per share ("Class A Common Stock" and together with the Class B Common Stock, the "Common Stock") of the Company which had one vote per share. Two voting trusts were created under voting trust agreements ("Voting Trust Agreements"), each of which held one share of Class B Common Stock, for the purpose of providing the Company's other principal stockholders, Isaac Perlmutter ("Mr. Perlmutter") and Avi Arad ("Mr. Arad"), with the ability to veto certain significant corporate actions. Also at the time of the Company's IPO, the Company, Marvel, Mr. Perlmutter (including two affiliates of Mr. Perlmutter through which Mr. Perlmutter held his shares of Class A Common Stock) and Mr. Arad entered into a Stockholders' Agreement (the "Stockholders' Agreement") which addressed the composition of the Company's board of directors. The Stockholders' Agreement provided that the Class B Common Stock would be converted into Class A Common Stock if Ronald O. Perelman ("Mr. Perelman"), who was then the indirect beneficial owner of a majority of Marvel's common stock, ceased to control Marvel. Subsequently, Marvel transferred its shares of Class B Common Stock to Marvel Characters, Inc., a wholly-owned subsidiary of Marvel ("Characters"), and Characters became a party to the Stockholders' Agreement, with the result that Characters owned approximately 26.6% of the outstanding Common Stock but held approximately 78.4% of the voting power of the Common Stock. See "Item 13. Certain Relationships and Related Transactions -- Stockholders' Agreement and Class B Common Stock".

         On December 27, 1996, Marvel and virtually all of its subsidiaries, including Characters (the "Marvel Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In separate cases, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel (Parent)") and Marvel III Holdings Inc. ("Marvel III" and together with Marvel Holdings and Marvel (Parent), the "Marvel Holding Companies") filed voluntary petitions for reorganization under Chapter 11. The Marvel Holding Companies were the owners of a majority of Marvel's common stock and were the entities through which Mr. Perelman held his majority ownership position in Marvel.

         During the period between December 27, 1996 and June, 1997, as a result of proceedings in those bankruptcy cases, creditors of the Marvel Holding Companies (the "Marvel Holding Companies Creditors") obtained the right to vote the shares of the common stock of the Marvel Holding Companies and elected new boards of directors for those entities. On June 20, 1997 Marvel Holdings voted its pledged shares of Marvel common stock to elect a new board of directors of Marvel.

         The Company contends that, under the Stockholders' Agreement, the loss of control of Marvel by Mr. Perelman in those bankruptcy proceedings triggered the conversion of the shares of Class B Common Stock held by Characters into an equal number of shares of Class A Common Stock and that the effect of that conversion was to reduce the voting power of Characters as a stockholder of the Company from approximately 78.4% to approximately 26.6% and to terminate the Stockholders' Agreement.

         The enforceability of the conversion provisions of the Stockholders' Agreement has been disputed by the bankruptcy trustee appointed in the bankruptcy cases of the Marvel Debtors (the "Chapter 11 Trustee"), by the equity committee appointed in those cases and by High River Limited Partnership and Westgate International L.P., which are affiliates of Carl C. Icahn and Vincent Intrieri, both of whom are members of Marvel's board of directors. Those parties maintain that Characters continues to own shares of Class B Common Stock. On June 20, 1997, Characters purported to exercise the 78.4% voting power associated with those shares to remove a majority of the Company's directors and to replace them with Marvel nominees. On June 23, 1997, the Company, Mr. Perlmutter, the two affiliates of Mr. Perlmutter who were parties to the Stockholders' Agreement and Avi Arad commenced adversary proceedings in the Marvel bankruptcy cases against Marvel, Characters and Marvel Holdings for a declaration that the Class B Common Stock owned of record by Characters converted to Class A Common Stock on or before June 20, 1997, and that the incumbent board of the Company is the Company's duly constituted board and for an injunction enjoining those defendants from interfering with the proper and orderly functioning of the Company's incumbent board of directors.

         On October 7, 1997, the Company and various senior secured creditors of the Marvel Debtors agreed to pursue a combination of the Company with Marvel. See "Item 1. Business -- Proposed Combination with Marvel."

         On October 30, 1997, Marvel and certain of its subsidiaries filed suit against the Company, its directors and a number of other defendants in the United States District Court for the District of Delaware (the "District Court") claiming, among other things, that the Company's board of directors properly consists of Character's nominees and that the actions of the Company's incumbent board were unauthorized.

          On December 8, 1997, the Company, Mr. Perlmutter, the two affiliates of Mr. Perlmutter who were parties to the Stockholders' Agreement and Avi Arad asked the District Court for a summary judgment ruling in favor of their claims in the adversary proceeding.

On March 30, 1998, the District Court granted the Company's motion for summary judgment and directed the entry of a judgment declaring that as a result of the June 20, 1997 change of control of Marvel, the Class B Common Stock owned by Characters converted, as of that date, into Class A Common Stock. See "Item 1. Business -- Proposed Combination with Marvel" and "Item 3. Legal Proceedings."

         The change in control of the Company described above constituted an event of default under the Company's credit facility. Subsequently, the Company and The Chase Manhattan Bank amended the credit facility and as a consequence of this amendment, the Company is no longer in default under the credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Developments With Respect to the Company's Business During Fiscal Year 1997

         During the past fiscal year, the Company continued to launch products based on the various Marvel Character groups mentioned above. These included, among other things, new products and product line extensions in the Company's X-Men(R) and Spider-Man(R) ranges.

         During 1997, the Company also continued its efforts to develop toys under licenses for recognized consumer brand names and other popular characters such as The Lost World: Jurassic Park and Xena: Warrior Princess(TM). The Company continued to build on its line of dolls and infant and toddler learning toys marketed under the Gerber(R) trademark. The Company also continued to develop products under its license from NASCAR(R) and several well-known stock car drivers.

         During 1997, the Company also continued to manufacture and distribute additional proprietary products in various categories including: Casey Cartwheel(TM), Baby Headstand Surprise(TM), Magic Stroller Baby(TM), Take Care of Me Triplets(TM) and multi-activity game tables.

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

Industry Background

         The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for such dollars along with the makers of computers and video games. The Company believes that its products are well made, attractively priced, and benefit from television exposure arising from scheduled programming, media events, advertising and the strength of recognized trademarks or brand names.

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


         Boys' Products

         The Marvel License includes more than 3,500 Marvel Characters, all of which are available to the Company for toy development. The segment of the Marvel universe which has been most successfully developed by the Company is the X-Men(R), consisting of over 300 characters. The popularity of the X-Men(R) primarily resulted from that character group's long-standing success as a comic book title, as well as the past success of the Fox Kids Network's animated X-Men(R) television show. The Company's sales of the X-Men(R) product line have decreased in 1996 and 1997 as that product line has matured although the Company believes that the Company can continue to take advantage of the popularity of the X-Men group of characters by introducing new assortments of action figures, play sets and vehicles.

         The Spider-Man(R) product line also capitalizes on an animated television series which is broadcast on the Fox Kids Network. The Spider-Man(R) toy line includes action figures, vehicles, play sets and accessories such as the popular Spiderman Web Blaster(TM). The Company has recently launched Silver Surfer(TM) products based upon the Silver Surfer animated television program which began broadcasting on the Fox Kids Network in February 1998.

         The Company's boys' business is also comprised of non-Marvel Character genres supported by television advertising and broadcasts as well as popular video game characters. The Company continues to market a line of action figures and play sets based on characters portrayed in the Xena: Warrior Princess(TM) syndicated television program. The Company also markets play sets and vehicles using well-known stock car drivers and NASCAR(R) licenses. The Company has recently launched action figure lines based upon two popular video game titles; Tomb Raider(TM) and Resident Evil(TM).

         Many of the action figure properties have proven to be highly popular with the Company's international customers, especially those in Europe.

         Girls' Products

         The Company's girls' business has continued to be well received by consumers with new introductions and product line extensions. Casey Cartwheel(TM) and Magic Stroller Baby(TM) were top-selling unit volume dolls during 1997. The Company also continued to market Baby Tumbles Surprise(TM) and Baby Headstand Surprise(TM) and extended another line with the introduction of the Take Care of Me Triplets(TM) dolls. The Company believes that it will continue to be an important source of new girls' products for the retail toy market.

         Preschool Products

         The Company continues to take advantage of the name recognition and the goodwill associated with the Gerber(R) name with the production of its line of dolls, as well as infant and toddler learning toys with the Gerber(R) trademark and/or the famous trademarked Gerber(R) baby face.

         Activity Toys

         The Spectra Star(R) brand name accounts for a substantial share of the United States domestic kite business, and also utilizes license-driven products to expand consumer appeal. The Company's kite licenses have been granted by well-known licensors such as Disney, Sony, Universal and Warner Bros. The Company's activity toy products also include the model rocketry products associated with the business acquired from Quest and the Company's proprietary multi-activity game tables.


Factors Which May Affect the Company's Product Strategy

         The success of the Company's product strategy depends in part upon consumer acceptance of its new toy products for which there can be no assurance. Consumer acceptance of many of the Company's products is dependent on the popularity generated by television programs and other media events, the strength of recognized consumer trademarks and brand names, and consumer interest in the Company's core product categories. There can be no assurance that any scheduled or anticipated television program or other media event will occur at all or will continue to be broadcast or will otherwise result in substantial marketing value to, or sales of, the Company's toy products. Further, there can be no assurance that the goodwill associated with recognized consumer trademarks or brand names will add marketing value to the Company's toy products or that the Company's core products will maintain the buying interest of consumers. The Company's new and existing products are also subject to changing consumer preferences. Some products in the toy industry are successfully marketed for a limited period, sometimes only one or two years. There can be no assurance that any existing product lines will retain their current popularity or that new products developed by the Company will meet with the same success as the Company's current products. While it is impossible to predict future trends in a business as fad-oriented as the toy industry, the Company believes its product line is sufficiently diverse to benefit from such trends. No assurance can be given that the Company will accurately anticipate future trends or will be able to successfully develop, produce and market products to take advantage of market opportunities presented by such trends.

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

         In 1997, the Company produced a majority of its products under licenses which it has obtained from third parties. Some of these licenses confer rights to exploit original concepts developed by toy inventors and designers. Character licenses, such as the Marvel License, permit the Company to manufacture and market toys based on characters owned by others which have or develop their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. Other licenses, referred to as trademark or brand name licenses, permit the Company to produce toys bearing the recognized consumer trademark or brand name owned by the licensor. In return for these rights (other than those under the Marvel License), the Company pays royalties to its licensors.

         A determination to acquire a character license must frequently be made before the commercial introduction of the property in which a licensed character appears, and such license arrangements often require thinimum royalties. Accordingly, the success of a character licensing program is dependent upon the ability of the Company to accurately assess the future success and popularity of the character properties which it is evaluating, to bid for such properties on a selective basis in accordance with such evaluation and to capitalize on the properties for which it has obtained licenses in an expeditious manner. The success of the trademark licensing program depends in part on whether the strength of the licensed trademark will produce marketing value for the toy products. There can be no assurance that products produced under the licenses acquired by the Company will obtain significant market acceptance.

         Royalties paid by the Company to licensors and inventors are typically based on a percentage of net sales. Most licenses have terms of one to three years and some are renewable at the option of the Company upon payment of minimum guaranteed payments or the attainment of certain sales levels during the term of the license. In the future, royalty rates and minimum guaranteed royalty payments may increase or decrease depending upon various competitive forces in the toy industry.

         Marvel License Agreement

         In connection with the formation of the Company, Marvel granted the Company the Marvel License, an exclusive, perpetual and paid up license, subject to certain limitations, to manufacture and distribute a broad range of toys and toy-related products based upon the Marvel Characters and properties in which it owns copyrights, trademarks or trade names. The Marvel License covers all characters (including the associated copyrights and trademarks) owned by Marvel and disseminated under the Marvel Comics(R) trademark during the perpetual term of the Marvel License. The Marvel License currently covers more than 3,500 different Marvel Characters, including: Marvel Super Heroes(TM), X-Men(R) and X-Force(TM) (including Wolverine(R), Nightcrawler(TM), Colossus(TM), Storm(TM), Cyclops(TM), Bishop(R) and Gambit(TM)); Spider-Man(R); Captain America(R); Fantastic Four(TM) (including Mr. Fantastic(TM), The Human Torch(TM), Invisible Woman(TM) and The Thing(TM)); Hulk(R); Thor(TM); The Silver Surfer(TM); Daredevil(TM); Iron Man(R); The Punisher(R); Dr. Strange(TM); Ghost Rider(TM); Cable(TM) and the other Marvel Characters. The Marvel License covers specified categories of toys and toy-related products. In connection with the Marvel bankruptcy proceedings, representatives of various Marvel Holding Companies Creditors have publicly stated that they could seek to reject the Marvel License as an executory contract. The Company would vigorously oppose any such action to reject the Marvel License and would seek any and all damages resulting from any such action.

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

         Gerber License Agreement

         The Company is a party to a license agreement with the Gerber Products Company (the "Gerber License") which grants the Company an exclusive license to use the Gerber(R) trademark in connection with the manufacture and distribution of dolls as well as infant and toddler learning toys. The Gerber License, which continues until December 31, 1999, provides for a royalty on net sales of the licensed products and contains certain minimum sales guarantees and customary quality control and indemnification provisions. The Gerber License is terminable immediately by Gerber if Avi Arad & Associates ceases to be involved in the product development and marketing of the licensed products or upon a change of ownership, control or management of the Company without Gerber's prior approval. Gerber could claim that the change in control of Marvel and the conversion of Marvel's shares of Class B Common Stock resulted in a change in control of the Company within the meaning of the Gerber Agreement. In such event, the Company will seek any necessary approval from Gerber for which there can be no assurance.


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

         Transactions in which the Company purchases goods from manufacturers are mostly effected in Hong Kong dollars and, accordingly, fluctuations in Hong Kong monetary rates may have an impact on the cost of goods.

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

         The Company's Spectra Star(R) products are manufactured mainly in Mexico. The Company recently completed the construction of a new manufacturing facility in Mexico in order to expand manufacturing capacity for the Spectra Star(R) and possibly other product lines. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Customers, Marketing and Distribution

         The Company markets and distributes its products throughout the world, with sales to customers in the United States accounting for approximately 78% of the Company's net sales in 1997.

         The following table sets forth information concerning the Company's net sales in the United States and internationally:

                               Year ended December 31,
                               -----------------------
                           1995         1996          1997
                           ----         ----          ----
                                    (In Millions)

Domestic Sales.........  $175.8       $176.6        $117.6

International Sales....    20.6         45.0          33.2
                           ----         ----          ----

     Total.............  $196.4       $221.6        $150.8
                         ======       ======        ======


         Outlets for the Company's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from the Company and ship them to retail outlets. The Company's five largest customers include Toys 'R' US, Inc., Wal- Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Dayton-Hudson Corp. and Kay-Bee Toys, a division of Consolidated Stores, Inc. which customers accounted in the aggregate for approximately 77.2% of the Company's domestic gross sales and 60.2% of the Company's total sales in 1997.

         The Company maintains a sales and marketing staff and retains various independent manufacturers' sales representative organizations in the United States. The Company's senior management coordinates and supervises the efforts of its salesmen and its other sales representatives. The Company also directly introduces and markets to customers new products and extensions to previously marketed product lines by participating in the major toy trade shows in New York, Hong Kong and Europe and through a showroom maintained by the Company in New York.

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


Advertising

         Although a portion of the Company's advertising budget is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates a majority of its advertising budget to television promotion. The Company advertises on national television and purchases advertising spots on a local basis. The Company believes that television programs underlying various Company product lines increase exposure and awareness. The Company currently engages Tangible Media, Inc. ("Tangible Media"), an affiliate of Mr. Perlmutter, to purchase all advertising for the Company. The Company believes that its transactions with Tangible Media are on terms which are no less favorable to the Company than those that it could obtain from independent third parties, and the Company may engage other companies to perform similar services at any time. The Company retains the services of a media consulting agency for advice on matters of advertising creativity.

Competition

         The toy industry is highly competitive and the Company competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Inc., Mattel Inc., Playmates, Inc. and Bandai, Co., Ltd., and the Company considers Just Toys, Inc., Lewis Galoob Toys, Inc., Empire of Carolina, Inc. and Ohio Art Co. to be among its competitors as well. The Company believes that the Marvel License, other strong character and product licenses, the industry reputation and ability of its senior management, the quality of its products and its overhead and operational controls have enabled the Company to compete successfully.

Seasonality

         The Company, like the toy industry in general, experiences a significant seasonal pattern in sales and net income due to the heavy demand for toys during the Christmas season. During 1995, 1996 and 1997, 69%, 64% and 67%, respectively, of the Company's domestic net sales were realized during the months of July through December. This seasonal pattern requires significant use of working capital mainly to build inventory during the year, prior to the Christmas selling season. The Company expects that its business will continue to experience a significant seasonal pattern for the foreseeable future.

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

Employees

         As of March 25, 1998, the Company had 640 employees, of whom 68 were based at the Company's New York office, 48 were based at the Company's Arizona offices, 500 were based at the Company's facility in Mexico, 4 were based in the California office and 20 were based at the Company's Hong Kong office.


Proposed Combination With Marvel

         On October 8, 1997, the Company, certain senior secured creditors of the Marvel Debtors (the "Consenting Lenders") and certain creditors of Panini (the "Consenting Panini Lenders") filed, with the Bankruptcy Court, a Joint Plan of Reorganization proposing the combination of the Company and Marvel (as since amended, the "Plan").

         In connection with the Plan, stockholders of the Company, other than Characters, currently would receive approximately 41% of the common stock of the Company and Marvel ("the Combined Company") (assuming the conversion of all preferred stock but not assuming any exercise of warrants) and the senior secured creditors of Marvel would receive a combination of cash and common and preferred securities issued by the Combined Company which (under the same assumptions) would represent approximately 40% of the common stock of the Combined Company. An investor group, in which Mr. Perlmutter is expected to be a participant, would purchase securities that (under the same assumptions) would represent approximately 19% of the common stock of the Combined Company. The Plan is being proposed by in excess of two-thirds in amount of Marvel's senior secured lenders and is supported by the Official Committee of the Unsecured Creditors of Marvel. Consummation of the Plan is subject to a number of conditions including approval of the Company's stockholders and the District Court. A hearing has been ordered by the District Court for May 4, 1998, to consider a motion by the Company to confirm the Plan. The Company currently anticipates that a meeting of the stockholders of the Company will be held in the second quarter of 1998 for the purpose of considering and voting upon approval of the Plan. In connection with that meeting, the Company will distribute separate proxy materials describing the transactions contemplated by the Plan and the other circumstances in connection therewith. As part of the agreements setting forth the terms of the Plan, Messrs. Perlmutter and Arad have agreed to vote all shares of Common Stock owned by them in favor of the Plan.

         The Plan contemplates that for a period of 30 days after the confirmation of the Plan, the Company will cooperate in efforts to sell Marvel and the Company on a combined basis and that if a transaction can be arranged which would result in stockholders of the Company (other than Characters) receiving approximately $13.75 in exchange for each share of Common Stock held by them, the Company will be sold in that transaction. The Plan provides that any excess proceeds payable by the buyer in that transaction will not increase the amount to be received by holders of Common Stock, but instead will inure to the benefit of claimants in the Marvel bankruptcy.

         The Plan was filed pursuant to a master agreement, dated October 7, 1997 (as since amended, the "Master Agreement"), by and among the Company, the Consenting Leaders and the Consenting Panini Lenders. The Master Agreement recites the intention of the Consenting Lenders and the Company to jointly propose the Plan as creditors and parties in interest in the bankruptcy cases of the Marvel Debtors. The Master Agreement provides, in general, that its parties will use their reasonable best efforts to effectuate the Plan and to maintain the status quo in various respects until the Plan is consummated.

         The Company agrees, in the Master Agreement, not to take various actions without the permission of the Consenting Lenders unless those actions are expressly contemplated by the Master Agreement, the Plan, or agreements contemplated by the Plan (the "Plan Documents"). In particular, the Company agrees that it will not, unless permitted by the Consenting Lenders or by the terms of the Plan Documents: (i) issue or encumber any stock of the Company;
(ii) amend its certificate of incorporation or its by-laws; (iii) authorize a stock split, combination, or reclassification; (iv) declare or pay dividends;
(v) redeem shares of the Company; (vi) combine with any other company; (vii) mortgage a material portion of its assets unless in the usual course of business (including in connection with the Company's current credit agreement); (viii) incur or guarantee indebtedness outside the usual course of business; or (ix) enter into any agreements with Company insiders other than consistent with past practice.

         The Company is obliged, under the Master Agreement, to arrange, on or before the consummation date of the Plan (the "Consummation Date"), three forms of financing for the company to survive the merger of the Company and Marvel (the"Merger"): (i) ninety million dollars ($90,000,000) in cash from purchasers of a new class of 8% cumulative convertible preferred stock to be issued by the Combined Company (the "8% Preferred Stock"); (ii) a term loan facility in the amount of one hundred and forty million dollars ($140,000,000), secured by all the assets of the Combined Company; and (iii) a revolving credit (working capital) facility in the amount of seventy-five million dollars ($75,000,000). The Company's failure to obtain the financing required by the Master Agreement would be a breach of the Master Agreement by the Company.

         The Master Agreement sets forth various conditions to each party's performance. Among the conditions to certain obligations of the Consenting Lenders is that there be no "Stockholder Breach Event" as defined in the proxy and stock option agreements of Mr. Perlmutter and Mr. Arad. See "Item 13. Certain Relationships and Related Transactions -- Proxy and Stock Option Agreements." Another condition to the Consenting Lenders' performance is that the Company, Mr. Perlmutter (and certain of his affiliates), and Mr. Arad enter into a stockholders' agreement pursuant to which the Perlmutter affiliates and Mr. Arad agree to vote their shares of stock of the Combined Company in favor of the election to the Combined Company's eleven-member board of directors of five nominees designated by the Consenting Lenders and certain of the Consenting Lenders' transferees for as long as the Consenting Lenders and those transferees hold more than a specified percentage of the outstanding stock of the Combined Company.

         The Master Agreement provides that if it or the Merger Agreement is terminated by the Consenting Lenders because of a breach by the Company, then, upon request by the Consenting Lenders, the Company will reconvert the shares of the Company's Common Stock that were converted from Class B Common Stock to Class A Common Stock upon the change of control at Marvel ("Converted Class B Shares") back into duly authorized, fully paid and nonassessable shares of Class B Common Stock. As a condition to any obligation of the Company to reconvert the Converted Class B Shares, the holders of the Converted Class B Shares must execute and deliver a new stockholders' agreement and new voting trust agreements. The terms of the new stockholders' agreement and the new voting trust agreements are substantially the same as those of the Stockholders' Agreement and Voting Trust Agreements.

         The Master Agreement specifies certain dates by which events are contemplated to occur. If the events do not occur by the stated dates, various parties may terminate or withdraw from the Master Agreement. For example, the Company may terminate the Master Agreement if, through no fault of the Company's, the Consummation Date has not occurred on or before November 20, 1998. Unless a missed deadline has been caused by a Consenting Lender or a Consenting Panini Lender, each Consenting Lender may withdraw from the Master Agreement (a) before June 10, 1998, if the Plan has not been confirmed by the court on or before June 1, 1998; (b) before July 25, 1998, if the Consummation Date has not occurred on or before July 14, 1998; and (c) at any time during the sixty-day period following various judicial determinations, adverse to the Company's board of directors that approved the Master Agreement, based on a contention that that board of directors was not the duly authorized board of the Company.

ITEM 2.  PROPERTIES

         The Company's principal executive offices and showroom are located in New York City where the Company occupies approximately 30,000 square feet of office space pursuant to a sublease that expires in June 2000. Under a lease that expires in 2004, the Company also maintains a showroom at the Toy Center Building in New York City, where the Company leases approximately 5,200 square feet of display and office space. The Company owns a warehouse facility consisting of approximately 80,000 square feet in Yuma, Arizona, and leases additional property in Arizona pursuant to a lease that expires in 2006, where it manufactures the Quest product line. The Company owns a manufacturing facility consisting of approximately 210,000 square feet located in San Luis, Mexico primarily for the production of its Spectra Star kites. The Company also leases office space in Santa Monica, California for the Spectra Star division. The Company believes that additional office and warehouse space is readily available and that such new space, together with the Company's existing facilities, will be adequate and suitable for the operation of its business for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

         On December 28, 1995 G.D.L. Management Incorporated ("GDL") commenced an action against the Company, Mr. Perlmutter and the Predecessor Company in the Supreme Court of the State of New York, County of New York. The amended complaint alleged that GDL was entitled to receive ten percent of the capital stock of the Predecessor Company pursuant to a 1990 agreement between GDL and Mr. Perlmutter and sought money damages based on the value of ten percent of the Company's Class A Common Stock beneficially owned by Mr. Perlmutter and a variety of equitable remedies. The action was settled by Mr. Perlmutter and GDL without liability to the Company in December 1997.

         On June 23, 1997, the Company, Zib Inc., Isaac Perlmutter T.A., Isaac Perlmutter and Avi Arad commenced adversary proceedings in the United States Bankruptcy Court for the District of Delaware in the Marvel bankruptcy cases against Marvel, Characters and Marvel Holdings for a declaration that the Class B Common Stock owned of record by Characters converted to Class A Common Stock on or before June 20, 1997, and that the incumbent board of the Company is the Company's duly constituted board and for an injunction enjoining the Marvel defendants from interfering with the proper and orderly functioning of the Company's incumbent board of directors. The District Court held a hearing on the Company's request for summary judgment in its favor on these claims on March 12, 1998. On March 30, 1998, the District Court granted the Company's motion for summary judgment and directed the entry of a judgment declaring that as a result of the June 20, 1997 change of control of Marvel, the Class B Common Stock owned by Characters converted, as of that date, into Class A Common Stock.

         On October 30, 1997, Marvel and its subsidiaries filed an action against the Company, its directors and a number of other defendants in the District Court. The complaint against the Company and its directors alleges that the Company and its directors have breached their fiduciary duty to Marvel, as a minority stockholder in Toy Biz, and have otherwise wrongfully acted, in putting forward the reorganization proposal to combine the Company and Marvel and thereby conclude Marvel's bankruptcy proceedings and by refusing to recognize Marvel's designees to the Company's board of directors. The complaint also alleges that the Company's proposed reorganization plan violates certain provisions of the Bankruptcy Code and is therefore invalid. The complaint further alleges that the Company has breached an agreement with Marvel by failing to contribute any amounts to the operations of Marvel Studios. Finally, the complaint alleges that the Company has wrongfully interfered with Marvel's efforts to negotiate with the Marvel secured lenders for the resolution of the bankruptcy proceedings. On December 8, 1997 the Company and its directors filed a motion to dismiss various claims asserted against them in this action. That motion has not yet been scheduled for a hearing. The Company believes that the action was not properly commenced and that the claims against it and the Company's directors are without merit and the Company intends to defend this action vigorously.

         During 1995, the Company licensed the Apple name to be used in educational toys in exchange for $1,000,000 and future royalty payments. Shortly after licensing the Apple name, Apple made public certain financial difficulties Apple was experiencing. The Company has not made minimum royalty payments of $1,000,000 for 1996 and 1997 and has commenced an arbitration proceeding against Apple for return of the original 1995 payment. Apple is asserting the right to receive the $2,000,000 in unpaid royalties.

         The Company is involved in variong in the normal course of business. The Company believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial position.

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

         Fiscal Year                        High                Low
         -----------                        ----                ---

         1996
         First Quarter                      $ 24 3/4          $ 17 7/8
         Second Quarter                     $ 22 3/8          $ 17 5/8
         Third Quarter                      $ 20 1/4          $ 14
         Fourth Quarter                     $ 19 7/8          $ 17

         1997
         First Quarter                      $ 20              $  8 3/8
         Second Quarter                     $ 11              $  8 1/4
         Third Quarter                      $ 11              $  7 15/16
         Fourth Quarter                     $  9 11/16        $  7 9/16

         As of March 25, 1998, there were 85 holders of record of the Company's Class A Common Stock.

         The Company has not declared any dividends. For a description of certain restrictions on payment of dividends, see Note 7 to the December 31, 1997 Consolidated Financial Statements included elsewhere in this Report.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected combined or consolidated financial data for the business of the Company and the Predecessor Company for the five year period ended December 31, 1997 which were derived from audited financial statements of the Company's business.

                  The Company has not paid dividends on its capital stock during any of the periods presented below.


                                      Predecessor
                                        Company
                                      Four Months    Eight Months                      Year Ended
                                         Ended          Ended        ----------------------------------------------
                                       Apr. 30,        Dec. 31,      Dec. 31,     Dec. 31,     Dec.31,      Dec.31,
                                         1993            1993          1994         1995         1996        1997
                                         ----            ----          ----         ----         ----        ----
                                                           (in thousands, except per share amounts)
Statement of Operations
      Data: (1) (2)
      Net Sales.................       $10,175          $79,569      $156,525     $196,395   $221,624     $150,812
      Operating income (loss)...       ( 1,611)           6,266        32,072       47,014     27,215      (49,288)
      Net income (loss) (3).....       ( 1,110)           3,488        18,014       28,402     16,687      (29,465)
Net income (loss) per common
      share (3)(4)..............       (  0.04)            0.13          0.67         1.05       0.61       (1.06)

      At December 31:

      Balance Sheet Data:
      Working capital...........                         24,780       39,839        85,174     102,192      74,047
      Total assets..............                         56,877      104,723       152,218     171,732     150,366
Borrowings under credit facility                          4,500       21,500           --          --       12,000
Due to stockholders and affiliated
      companies.................                         15,746       16,845           --          --           --
      Redeemable preferred stock                             --           --        3,016       1,681           --
      Stockholders' equity......                         16,283       38,416      111,332      137,455     107,981

(1) The four month period ended April 30, 1993 represents the combined results of the business of the Company, which was then wholly owned by Mr. Perlmutter, and Toy Biz International Ltd., a Hong Kong company indirectly controlled by the Predecessor Company. These operations are referred to as the Predecessor Company results. The eight month period ended December 31, 1993 and the years ended December 31, 1994, 1995, 1996 and 1997 represent the consolidated results of the Company. There was no change in the carrying value of the Company's assets or liabilities as a result of the April 30, 1993 transaction (see Note 1 of notes to audited financial statements).

(2) The four month period ended April 30, 1993 includes the five months of results of Toy Biz International Ltd. as a result of changing Toy Biz International Ltd's fiscal year end from November 30 to December 31. The sales and operating loss of Toy Biz International Ltd. for the month of December 1992 were not significant.

(3) For the taxable periods from January 1, 1993 until April 30, 1993, the Predecessor Company was subject to taxation under Subchapter S of the Internal Revenue code of 1986, as amended. As a result, the Predecessor Company was not subject to Federal and certain state income taxes as its sole stockholder included the results of its operations in his personal income for tax purposes. Provision for income taxes for the aforementioned periods reflects income tax benefit (at an assumed effective combined tax rate of 40%) on a pro forma basis as if the Predecessor Company had not been an S corporation.

(4) Assumes 27,000,000 common and common equivalent shares outstanding for periods prior to 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Overview

         The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, activity and electronic toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets and distributes its own line of proprietary toys. The Company believes that its business in the boys' toys category domestically and internationally continues to be negatively impacted as a result of the proceedings surrounding Marvel's bankruptcy. This includes decreased retailer interest in Marvel brand products and reduced consumer interest in these products due to reduced promotional activity by Marvel. The Company believes that the Marvel bankruptcy has had and will continue to have an adverse impact on the Company in various ways including, but not limited to, the following: concerns among retailers about the future of the Marvel brand, the status of the Company due to Marvel's ownership of 26% of the Company's Common Stock and its claim that it continues to control the Company through its ownership of Class B Common Stock, potential impact on the Company's relationship with its distributors, difficulty in obtaining new licenses and excess legal and administrative expenses.

Results of Operations

         Years Ended December 31, 1997 and 1996

         The Company's net sales decreased to approximately $150.8 million for the year ended December 31, 1997 from approximately $221.6 million in the 1996 period. Net sales in the domestic boys' toys category, including sublicense income, decreased approximately $33.4 million to approximately $43.1 million in 1997. The Company's sales of domestic boys' toys have decreased since the first quarter of 1996 as compared to the respective prior periods, but the Company believes that the decrease in this category has been accelerated as a result of concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand. Net sales in the domestic girls' toys category decreased approximately $19.2 million to approximately $38.7 million in 1997 due primarily to the Company's decision to reduce the number of promotional dolls offered for sale by the Company during 1997 as compared to 1996. Domestic activity toy net sales increased approximately $1.4 million to approximately $28.0 million in 1997 due primarily to the expansion of the Quest rocket division in the 1997 period. International net sales decreased approximately $17.6 million to approximately $27.4 million in 1997 from approximately $45.0 million in 1996 due primarily to the decreased interest in Marvel products in the international markets. Sales by the Company's import division, which was established in late 1996, accounted for approximately $30.5 million in sales in the 1997 period. Net sales of other products decreased approximately $10.7 million to approximately $1.1 million due primarily to a reduction in sales in the preschool category which was transferred to the import division in 1997. The Company recorded an additional $18.0 million of sales allowances in the 1997 period that the Company believes are attributable to the impact of the Marvel bankruptcy on the Company's relationships with its distributors.

         Gross profit decreased 58% to approximately $43.9 million for 1997 from approximately $105.2 million in 1996. Gross profit as a percentage of net sales ("gross margin") decreased to approximately 29% in 1997 from approximately 47% in 1996 due to changes in the Company's product mix, additional sales allowances required due to the Marvel bankruptcy and concerns among retailers about the future of the Marvel brand and the introduction of the import division which generally has a lower gross margin than average domestic sales.

         Selling, general and administrative expenses increased 16% to approximately $72.1 million (approximately 48% of net sales) in 1997 from approximately $61.9 million (approximately 28% of net sales) in 1996. The increase in expenses consisted primarily of approximately $2.3 million of additional professional fees, approximately $5.0 million of additional advertising expenses and approximately $1.7 million of additional royalties expensed in the 1997 period. The Company believes that these increases were primarily attributable to the effects of the Marvel bankruptcy on the Company. This increase was partially offset by a net reduction in selling expenses due to a decrease in sales in the 1997 period, offset by additional salaries and related expenses attributable to the Company's expanded product lines.

         Depreciation and amortization expense increased to approximately $21.1 million in 1997 from approximately $16.1 million in 1996. The increase was primarily attributable to increased amortization expense resulting from an increased investment in product tooling and product design to support the Company's expanded product line and approximately $2.5 million of additional expense resulting from early write-offs of products.

         Interest expense (income), net was $362,000 and ($596,000) for the years ended December 31, 1997 and 1996, respectively. The net change was due primarily to the Company's borrowing of funds in the 1997 period compared with investing excess cash in the 1996 period.

         As a result of the above, the Company reported a net loss of approximately $29.5 million and a loss per share of $1.06 for the year ended December 31, 1997.

         Years Ended December 31, 1996 and 1995

         The Company's net sales increased 12.8% to approximately $221.6 million from approximately $196.4 million in 1995.

         Domestic net sales of boys' toys decreased 27% from approximately $105.5 million in 1995 to $76.5 million in 1996 due primarily to decreased sales of the X-Men(R), Fantastic Four(TM) and Iron Man(R) product lines. International net sales of boys' toys more than doubled from approximately $16.4 million in 1995 to approximately $39.6 million in 1996. Domestic net sales of girls' toys increased 54% from approximately $37.7 million in 1995 to approximately $57.9 million in 1996 due mainly to the introduction and success of Take Care of Me Twins(TM) doll, as well as the expansion of the Baby Tumbles Surprise(TM) category in 1996. Sales in the activity toy category increased 72% from approximately $15.5 million in domestic net sales in 1995 to approximately $26.6 million in 1996 due to the introduction of the multi-activity game tables and the full-year effect of kite sales from the Spectra Star(R) acquisition, which only had four months of sales included in the 1995 year. The preschool category decreased 32% from approximately $13.5 million in domestic net sales in 1995 to approximately $9.2 million in 1996. International net sales more than doubled from approximately $20.6 million in 1995 to approximately $45.0 million in 1996, due to the continued expansion of the Company's product offerings overseas. Distribution agreement fees and sub-licensing revenues more than doubled from approximately $5.7 million in 1995 to approximately $13.6 million in 1996.

         Gross profit decreased 3% to approximately $105.2 million in 1996 from approximately $108.0 million in 1995. Gross profit as percentage of net sales decreased from approximately 55% in 1995 to approximately 47% in 1996 due primarily to changes in the Company's product mix, additional sales allowances and the effect of a higher percentage of international sales, which typically have a lower gross margin than domestic sales.

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

         Interest income, net of interest expense, increased 6.4% to $596,000 in 1996 from $560,000 in 1995.

         As a result of the above, net income decreased 41% to approximately $16.7 million in 1996 from approximately $28.4 million in 1995.

Backlog

         Customer open orders were approximately $15.2 million on December 31, 1997 and $7.8 million on December 31, 1996. The Company believes that this increase in open orders resulted from several causes, including the diversification of the Company's product base.

Liquidity and Capital Resources

         The Company's operating activities provided or (used) net cash of approximately $35.5 million, ($1.2 million) and $11.7 million in 1995, 1996 and 1997, respectively.

         Cash used in investing activities in 1995, 1996 and 1997 was approximately $25.1 million, $23.6 million and $21.3 million, respectively and consisted of capital expenditures for molds, tools and equipment for the production of new products, as well as capitalized product and package design expenditures. In 1997, approximately $3.3 million net cash was used for the acquisition of Colorforms and approximately $1.3 million net cash was used for the final payment of the purchase price of Spectra Star(R).

         Cash provided by financing activities in 1995, 1996 and 1997 was approximately $8.0 million, $8.3 million and $11.1 million, respectively. In 1995, cash provided by financing activities consisted principally of net proceeds from the initial public offering of $44.1 million, offset by repayments of notes to the stockholders, which totalled approximately $15.1 million, and by repayments of funds previously borrowed under the Credit Facility with the balance used for working capital and general corporate purposes. In 1996, cash provided by financing activities consisted principally of approximately $9.3 million in net proceeds from an additional public offering of Class A Common Stock completed in August 1996, offset by the redemption of preferred stock issued in connection with the Spectra Star(R) acquisition, with the balance used for working capital and general corporate purposes. In 1997, cash provided by financing activities consisted principally of $12.0 million in borrowings under the Credit Facility (defined below), offset by the redemption of Preferred Stock issued in connection with the Spectra Star acquisition.

         Since 1995 the Company has had a revolving line of credit (the "Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank) serves as administrative agent. The change in control of the Company resulting from the conversion of Marvel's Class B Common Stock during 1997, could have allowed the banks to terminate the Credit Facility. In addition the Company did not reduce its borrowings to zero for a period of 45 consecutive days commencing during the first six months of 1997, as required by the Credit Facility, and did not satisfy certain of the financial covenants under the Credit Facility during 1997. As a result of these circumstances, on October 21, 1997, the Company and The Chase Manhattan Bank agreed that the Company would not seek to borrow any additional funds under the Credit Facility and the banksayment of the amounts outstanding.

         In March 1998, the Company and the Chase Manhattan Bank entered into an amendment to the Credit Facility extending the duration of the Credit Facility and modifying its terms. The Credit Facility, as amended (the "Amended Credit Facility") provides the Company can borrow an aggregate amount of up to $20.0 million (increasing during October through mid-November 1998 to up to $29 million), subject to certain borrowing base limitations based upon the level of the Company's receivables and inventory. Substantially all of the assets of the Company continue to be pledged to secure borrowings under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% with respect to base rate loans and 2% with respect to Eurodollar loans. The Amended Credit Facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the Amended Credit Facility. The Company had $9.0 million in outstanding borrowings under the line of credit as of March 25, 1998. The Amended Credit Facility is scheduled to expire in February 1999.

         The Amended Credit Facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. In addition, the Amended Credit Facility also requires that (a) the current board of directors or successors designated by them remain in office, (b) the Marvel License remains in effect and (c) Messrs. Perlmutter and Arad continue to own at least 50% of the Common Stock held by them as of February 21, 1998. The Credit facility is not guaranteed by Marvel.

         For a description of the Spectra Star(R) acquisition in September 1995, see Note 12 to the December 31, 1997 Consolidated Financial Statements included elsewhere in this Report.

         The approximately $9.1 million net proceeds to the Company from the August 1996 public offering was intended to fund the working capital of the Company and a portion of the Company's capital commitment to Marvel Studios, the Company's proposed he Company has no plans to invest a material amount of funds in Marvel Studios in the foreseeable future. The Marvel Studios joint venture will become mooted if the Plan proposed by the Company to combine with Marvel is consummated. See Note 8 to the December 31, 1997 Consolidated Financial Statements included elsewhere in this report.

         In 1997, the Company concluded the construction of a new manufacturing facility in Mexico in order to expand manufacturing capacity for the Spectra Star(R) product line. The expenditures needed in 1996 and 1997 to complete that facility were approximately $3.3 million.

         In March 1996, the Company acquired, pursuant to a put right, 53,030 shares of Series A Preferred Stock of the Company for approximately $1.4 million. In October 1997, the Company acquired, pursuant to a put right, 31,818 shares of Series A Preferred Stock of the Company for $939,000. The balance of the shares of Series A Preferred Stock were retired in October 1997 in conjunction with the final settlement of the acquisition of Spectra Star.

         In March 1997, the Company acquired all of the assets of Colorforms Inc. The purchase price was approximately $5.0 million, excluding fees and expenses, consisting of approximately $2.9 million in cash paid at the closing and the assumption of approximately $2.1 million of accounts payable and accrued liabilities at the closing date. The Company utilized cash available under its credit facility to finance the acquisition. The transaction was accounted for as a purchase. The results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition.

         During 1997 the Company concluded that Colorforms did not fit the Company's long-term strategy and the Company decided to dispose of this operation. On January 30, 1998, the Company sold Colorforms for approximately $4.35 million, of which $3.0 million was paid in cash with a promissory note representing the remainder of $1.35 million due from August 1998 through May 1999. The sales price is subject to adjustment based upon inventory levels.

         The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

         The Company's Year 2000 initiative is being managed by a team of internal staff and outside consultants. These activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

         The Company believes that it has sufficient funds available from cash and cash equivalents, operating activities and borrowings under the Amended Credit Facility to meet peak working capital needs and capital expenditure requirements. During 1997, the maximum amount outstanding under the Credit Facility was $12,000,000.

Proposed Combination with Marvel

         Due to the significance of the Marvel license on the Company's overall boys' toys business and the negative impact that Marvel's bankruptchad participated in discussions concerning a number of proposed plans of reorganization that would have resulted in a combination of the Company and various segments of Marvel's business and that would have facilitated a resolution of Marvel's bankruptcy proceedings. In connection with these proposals, the Company participated in discussions with various parties interested in the bankruptcy proceedings including Marvel, the largest holders of the Marvel Holding Companies bonds and Marvel's senior secured creditors. None of these discussions resulted in definitive agreements not subject to due diligence, board approval or other contingencies which failed to occur.

         The Company has proposed a plan of reorganization for Marvel which provides for the combination of the Company and Marvel. See "Item 1. Business -- Proposed Combination with Marvel."

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item, the report of the independent auditors thereon and the related financial statement schedule required by Item 14(a)(2) appear on pages F-2 to F-22. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in
Note 11 to the December 31, 1997 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         The executive officers and Directors of the Company, their ages as of March 25, 1998 and their positions with the Company are as follows:

Name                                Age     Position
----                                ---     --------
Joseph M. Ahearn................... 43      President, Chief Executive Officer and Director
David J. Fremed.................... 37      Chief Financial Officer and Treasurer
Alan Fine.......................... 47      Chief Operating Officer and Director
William H. Hardie, III............. 35      Executive Vice President-Business Affairs and Secretary
Avi Arad........................... 50      Director
James S. Carluccio................. 44      Director
James F. Halpin.................... 47      Director
Morton E. Handel................... 62      Director
Isaac Perlmutter................... 55      Director
Alfred A. Piergallini.............. 50      Director
Lt. Gen. Donald E. Rosenblum, Ret.. 68      Director
Paul R. Verkuil.................... 57      Director

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

         Avi Arad has served as a Director of and consultant to the Company since April 1993. Mr. Arad was the President and Chief Executive Officer of New World Animation, a media production company under common control with Marvel, from April 1993 until February 1997 and held the same position at the Marvel Studios division of Marvel from February 1997 until November 1997. At New World Animation and Marvel Studios, Mr. Arad served as the Executive Producer of the X-Men(R) and the Spider-Man(R) animated TV series. Mr. Arad has been a toy inventor and designer for more than 20 years for major toy companies including Mattel Inc., Hasbro, Inc. and Tyco Toys, Inc.

During his career, Mr. Arad has designed or co-designed more than 160 toys.
Mr. Arad is also the owner of Avi Arad & Associates, a firm engaged in the design and development of toys and the production and distribution of television programs and is a beneficial owner in Classic Heroes, Inc.

         Alan Fine was appointed as a Director in June 1997 and has served as the Chief Operating Officer of the Company since September 1996. From June 1996 to September 1996, Mr. Fine was the President and Chief Operating Officer of Toy Biz International Ltd. From May 1995 to May 1996, Mr. Fine was the President and Chief Operating Officer of Kay-Bee Toys, a national toy retailer, and from December 1989 to May 1995, he was the Senior Vice President General Merchandise Manager of Kay-Bee Toys.

         James F. Halpin has served as a Director of the Company since March 1995. Mr. Halpin has been President, Chief Operating Officer and a director of CompUSA Inc., a retailer of computer hardware, software, accessories and related products, since May 1993 and Chief Executive Officer of CompUSA, Inc. since December 1993. From 1990 to November 1992, Mr. Halpin was President of Homebase, a home center warehouse retailer. From 1988 to 1990, Mr. Halpin was President of BJ's Wholesale Club, a chain of club retail stores. Mr. Halpin also served as Executive Vice President of Waban Inc., the parent of Homebase and BJ's Wholesale Club, from 1988 to May 1993. Mr. Halpin is also a director of both Interphase Corporation, a manufacturer of high-performance networking equipment for computers, and Lowe's Companies, Inc., a chain of home improvement stores.

         Isaac Perlmutter has served as a Director of the Company since April 1993 and he served as Chairman of the Board of Directors until March 1995. Mr. Perlmutter purchased the Company's predecessor company from Charan Industries, Inc. in January 1990. Mr. Perlmutter is actively involved in the management of the affairs of the Company and has been an independent financial investor for more than the past five years. Mr. Perlmutter is also a director of Ranger Industries, Inc. ("Ranger"). As an independent investor Mr. Perlmutter currently has, or has had within the past five years, controlling ownership interests in Ranger, Remington Products Company, Westwood Industries, Inc., a manufacturer and distributor of table and floor lamps, Job Lot Incorporated (and its predecessor Job Lot Associates L.P.), a discount oriented retail chain, and Tangible Media, Inc. ("Tangible Media"), a media buying and barter advertising agency.

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

         Paul R. Verkuil is an attorney-at-law and Dean of the Cardozo Law School, Yeshiva University. Mr. Verkuil served as President of the College of William and Mary from 1985 to 1992. He has been on the faculty of the Columbia Law School as an Adjunct Professor and on the faculty of the University of Pennsylvania as a Visiting Professor from January 1995 to December 1995. Mr. Verkuil served as Dean of Tulane Law School from 1978 to 1985. Mr. Verkuil also served as the President and Chief Executive officer of the American Automobile Association from January 1992 to December 1994. Mr. Verkuil was appointed as a Director of the Company in July 1996. Mr. Verkuil is a director of Universal Health Services, Inc. and previously served as a director of NationsBank of Florida from 1992 to 1995 and of Florida Progress Corporation from 1993 to 1995.

         James S. Carluccio is the Executive Vice President of Technology Solutions Company, a systems integration consulting group, and has held that position since January 1992. Prior to that time, Mr. Carluccio was a partner with Andersen Consulting. Mr. Carluccio was appointed as a Director in June 1997.

         Morton E. Handel is the President of S&H Consulting Ltd., a financial consulting group. Mr. Handel has held that position since 1990. Mr. Handel has also held the position of Director and President of Ranger Industries since July 1997. Mr. Handel also serves as a director of CompUSA, Inc., Ithaca Industries, Inc. and Concurrent

Computer Corp., and was previously Chairman of the Board of Directors and Chief Executive Officer of Coleco Industries, Inc. Mr. Handel was appointed as a director in June 1997.

         Lt. Gen. Donald E. Rosenblum, Ret. General Rosenblum was appointed as a Director in June 1997. General Rosenblum is the President of Rosenblum & Associates, a marketing and management consulting firm, and has held that position since 1985. Prior to that time, General Rosenblum held various ranks with the U.S. Army during a distinguished 33-year military career.

Executive Officers

         The following sets forth the positions held with the Company and selected biographical information for the executive officers of the Company who are not Directors.

         David J. Fremed has served as the Chief Financial Officer and Treasurer of the Company since October 1996 and Vice President/Controller of the Company since 1990. From 1986 to 1990, Mr. Fremed served as Controller of Admerex International, Inc. From 1984 to 1986, Mr. Fremed served as Assistant Controller of Albert Frank-Guenther Law, Inc., a subsidiary of Foote, Cone & Belding. From 1981 to 1984, Mr. Fremed served in the audit department of Arthur Andersen & Co.

         William H. Hardie, III was the Executive Vice President, Business Affairs and Secretary of Fleer/SkyBox International, a subsidiary of Marvel, from May 1995 through September 1997. From January 1991 to May 1995, Mr. Hardie was an associate at Jones, Walker, Waechter, Poitevant, Carrere & Denegre in New Orleans, Louisiana.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("10% stockholders"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the NYSE. Officers, directors and 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5's for a specified fiscal year, the Company believes that all of its officers, directors and 10% Stockholders complied with all filing requirements applicable to them with respect to transactions during 1997, other than the following:

                  (i) a Form 3 was filed by William H. Hardie, III in February 1998 that reported his status, as of September 1, 1997, as Executive Vice President of the Company. Mr. Hardie's Form 3 should have been filed in September 1997. Mr. Hardie owned no stock in the Company on September 1, 1997, and the number of transactions that he has not reported on a timely basis is zero;

                  (ii) a Form 4 was filed by Isaac Perlmutter in February 1998 that reported, among other things, three purchases (totaling 12,500 shares) of Class A Common Stock of the Company made by an affiliate of Mr. Perlmutter's in the last two days of December 1997. A Form 4 reporting those three transactions should have been filed in January 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the four most highly paid executive officers earning over $100,000, other than the Chief Executive Officer, who served as executive officers of the Company as of December 31, 1997 (the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such period.

                          Summary Compensation Table

                                                ----------------------------------------------------------------------------
                                                                                                        Long Term
                                                                  Annual Compensation                  Compensation
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Securities Underlying
Name and Principal Position                         Year      Salary($)           Bonus($)        Options(#)
---------------------------                         ----      --------            --------            ----------
Joseph M. Ahearn                                    1997      $500,000            $150,000                 --
         President and Chief Executive              1996      350,000             150,000                  --
         Officer                                    1995      350,000                --                 280,000(1)

Daniel J. Werther(2)                                1997      $132,364               --                    --
         Executive Vice President and               1996      300,000             25,000                   --
         Senior Legal Officer                       1995      252,000             25,000                75,000

Andrew R. Gatto(3)                                  1997      $212,562               --                    --
         Executive Vice President -                 1996      275,000             50,000                   --
         Marketing                                  1995      126,923             30,000                30,000

Alan Fine(4)                                        1997      $400,000            $302,816                 --
         Chief Operating Officer                    1996      253,846             117,858               30,000
                                                      --          --                  --                   --

David J. Fremed                                     1997      $165,000            $40,000                  --
         Chief Financial Officer                    1996      140,000              25,000                  --
                                                      --          --                  --                   --
-----------------------------

(1) Includes options for 250,000 shares granted in March 1995 after consummation of the Company's IPO and options for 30,000 shares granted in December 1995 in lieu of $150,000 non-discretionary cash bonus payable pursuant to the terms of Mr. Ahearn's employment agreement with the Company.

(2) Mr. Werther terminated his employment with the Company in May 1997.

(3) Mr. Gatto commenced employment with the Company in July 1995 and terminated his employment with the Company in October 1997.

(4) Mr. Fine commenced employment with the Company in May 1996.

Stock Option Plan

         The Company did not grant any stock options during 1997 to the Company's Chief Executive Officer or to the Named Executive Officers.

         The following chart shows the number of exercisable and unexercisable stock options held by the Chief Executive Officer and by the other Named Executive Officers. None of the Named Executive Officers exercised stock options during 1997. Based upon the December 31, 1997, New York Stock Exchange (the "NYSE") closing price per share of Class A Common Stock of $7.75, none of the Options held by the Named Executive Officers were considered in-the-money.

                             Year End 1997 Options


                                     Number of Securities
                                    Underlying Unexercised
                                     Options/SARs at Year
                                           End #(1)
                                    ----------------------

Name                        Exercisable            Unexercisable
----                        -----------            -------------

Joseph M. Ahearn            280,000                           --

Alan Fine                   20,000                        10,000

David J. Fremed             30,000                            --


----------
(1) Represents shares underlying stock options; none of the executive officers hold SARs.

Employment Agreements

         During 1997 the Company was a party to an employment agreement with each of Joseph M. Ahearn, Andrew R. Gatto and Alan Fine which governed, respectively, Mr. Ahearn's employment as President and Chief Executive Officer, Mr. Gatto's employment as Executive Vice President - Marketing and Mr. Fine's employment as Chief Operating Officer. Mr. Gatto terminated his employment with the Company in October 1997. Mr. Ahearn's employment agreement expired on December 31, 1997, in accordance with its terms and Mr. Ahearn and the Compensation Committee of the Board have elected to defer discussions regarding the renewal of his contract until a resolution of the Marvel bankruptcy has been reached.

         Employment Agreement with Mr. Ahearn: Under his employment agreement, Mr. Ahearn received a base salary, subject to discretionary increases, of $350,000. Mr. Ahearn was entitled to an annual non-discretionary bonus of $150,000. The employment agreement further provided for the payment of discretionary bonuses and participation in the Company's Stock Option Plan as determined by the Board of Directors. Mr. Ahearn also received a $1,000 monthly automobile allowance and was entitled to participate in employee benefit plans generally available to the Company's employees.

         Employment Agreement with Mr. Gatto: Under his employment agreement, Mr. Gatto received a base salary, subject to discretionary increases, of $275,000. Mr. Gatto was entitled to an annual non-discretionary bonus of $50,000. The employment agreement further provided for the payment of discretionary bonuses and participation in the Company's Stock Option Plan as determined by the Board of Directors. Mr. Gatto also received a $1,000 monthly automobile allowance and was entitled to participate in employee benefit plans generally available to the Company's employees.

         Employment Agreement with Mr. Fine: Pursuant to his employment agreement, Mr. Fine has agreed to render his exclusive and full time services to the Company for a term of employment expiring on December 31, 1999. Under his employment agreement, Mr. Fine receives a base salary, subject to discretionary increases, of $400,000. Mr. Fine is entitled to an annual non-discretionary bonus based on a formula for FOB sales. The employment agreement further provides for the payment of discretionary bonuses and participation in the Company's Stock Option Plan as determined by the Board of Directors. Mr. Fine also receives a $1,000 monthly automobile allowances and is entitled to participate in employee benefit plans generally available to the Company's employees.

         Mr. Fine's employment agreement provides that, in the event of termination other than for cause, Mr. Fine is entitled to his salary and car allowance earned through the date of termination and thereafter for a period up to twelve months. Mr. Fine is also entitled to the pro rata portion of his annual bonus earned through the date of termination.

         Each of the employment agreements with Messrs. Ahearn, Gatto and Fine prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and otherwise provides that all inventions made by the employees during their employment belong to the Company. In addition, the employees agreed during their employment, and for one year thereafter, not to engage in any competitive business activity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 25, 1998, with respect to the shares of Common Stock beneficially owned by (a) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (b) each Director of the Company and (c) all Directors and executive officers of the Company as a group.

                                               Class A Common Stock(1)
                                          ----------------------------------

                                                   Number of Shares
                                                  Beneficially Owned
                                          ----------------------------------
Five Percent Stockholders,                                     Percent of
Directors and Executive Officers              Number              Class
---------------------------------------   ---------------    ---------------

Marvel Characters, Inc................         7,394,000           26.6%
  c/o Marvel Entertainment
  Group, Inc.
  387 Park Avenue South
  New York, New York 10016

Avi Arad (2)..........................         4,150,000           15.0%
  1698 Post Road East
  Westport, Connecticut  06880

Isaac Perlmutter (3)..................         9,539,500           34.4%
  P.O. Box 1028
  Lake Worth, Florida  33460-1028

Joseph M. Ahearn (4)..................           280,100               *
David J. Fremed (5)...................            30,000               *
James F. Halpin.......................             5,000               *
Alfred A. Piergallini.................             4,000               *
Paul R. Verkuil.......................             2,000               *
James S. Carluccio....................                 0               *
Morton E. Handel......................             1,000               *
Donald E. Rosenblum...................                 0               *
William H. Hardie, III................                 0               *
Alan Fine (5).........................            20,000               *
All executive officers and Directors
  as a group (12 persons)(6)..........        14,031,600           50.6%

--------------------------
*  Less than 1%.

(1) There are no longer any shares of Class B Common Stock outstanding. In accordance with the Stockholders' Agreement, each share of Class B Common Stock held by Marvel, was converted into a share of Class A Common Stock as a result of the change of control at Marvel no later than June 20, 1997. The enforceability of the conversion provisions of the Stockholders' Agreement has been disputed by the Chapter 11 Trustee. See "Item 1. Business Change in Control." and "Item 3. - Legal Proceedings."

(2)      Mr. Arad is also a Director of the Company.

(3) Mr. Perlmutter is also a Director of the Company. Represents shares of Class A Common Stock owned by (i) Zib, Inc., formerly Toy Biz, Inc., a Delaware corporation incorporated in 1990, which is owned entirely by the Isaac Perlmutter T.A. trust, a revocable trust established by Mr. Perlmutter, (ii) The Laura and Isaac Perlmutter Foundation Inc. and
         (iii) Object Trading Corp. Mr. Perlmutter is the sole beneficiary of the trust during his lifetime and may revoke the trust at any time and he and his wife serve as trustees of the trust. Mr. Perlmutter is the sole stockholder of the Foundation and Object Trading Corp.

(4) Includes 280,000 shares of Class A Common Stock subject to employee options granted pursuant to the Stock Option Plan which are immediately exercisable or exercisable within 60 days.

(5) Represents shares of Class A Common Stock subject to employee options granted pursuant to the Stock Option Plan which are immediately exercisable or exercisable within 60 days.

(6) Includes 330,000 shares of Class A Common Stock subject to employee options granted pursuant to the Stock Option Plan which are immediately exercisable or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Because Marvel and various of its affiliates are the subject of petitions for reorganization under Chapter 11, agreements described below to which Marvel or those affiliates are parties which are determined by the District Court to be executory contracts may be subject to rejection in the Marvel bankruptcy cases.

Marvel License Agreements

         In connection with the formation of the Company, Marvel granted the Company the Marvel License, an exclusive, perpetual and paid up license to manufacture and distribute a broad range of toys based upon characters owned by Marvel and properties in which it owns copyrights, trademarks or tradenames. The Marvel License covers all characters (including the associated copyrights and trademarks) owned by Marvel and disseminated under the Marvel Comics trademark.

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

         The Company also distributed certain products through a wholly owned subsidiary of Marvel engaged in the distribution of products to certain comic book retailers. During the years ended December 31, 1995, 1996 and 1997, the Company's sales to that subsidiary totaled $1,616,000, $324,000 and $0, respectively.

License With Avi Arad

         Avi Arad & Associates ("Associates"), of which Mr. Arad is the sole proprietor, and the Company are parties to a license agreement which amended the licenses between Associates and the Predecessor Company outstanding at the time of the Company's formation and which governs the licensing of new material to the Company by Associates thereafter. The license agreement provides that Associates is entitled to receive royalty payments on net sales of Marvel character-based toys and on net sales of non-Marvel based toys of which Arad is the inventor of record. In no event, however, may the total royalties payable to Associates during any calendar year exceed $7.5 million. Mr. Arad has agreed that he was not entitled to receive royalties based on sales in 1996 of certain Marvel character-based toys which were developed independently of Arad in 1996. The Company accrued royalties to Mr. Arad for toys he invented or designed of $1,848,000 and $3,624,000 during the years ended December 31, 1996 and 1997, respectively. At December 31, 1996 the Company had a receivable from Mr. Arad for $505,000 related to reimbursement of expenses which was subsequently collected.

Marvel Services Arrangement

         In connection with the IPO, the Company and Marvel entered into a services agreement (the "Services Agreement") governing the provision by Marvel of services to the Company. Under the Services Agreement, upon request by the Company and acceptance by Marvel, Marvel provides certain management, consulting and administrative services and certain services purchased from third party providers, including legal and accounting services. The Company is obligated to reimburse Marvel for the costs of such services. The Services Agreement automatically renews for successive one-year terms unless terminated upon 120 days' notice. Marvel is under no obligation to provide services under the Services Agreement. The Company accrued for the account of, or reimbursed Marvel for, approximately $262,000 and $141,000 for 1996 and 1997, respectively. The Company has not requested services under the Services Agreement since June 1997.

Stockholders' Agreement and Class B Common Stock

         In connection with the IPO, Marvel, Mr. Perlmutter, two affiliates of Mr. Perlmutter through which Mr. Perlmutter held his shares of Class A Common Stock, Mr. Arad and the Company entered into the Stockholders' Agreement which provided, among other things, that Marvel and its permitted transferees (in this case, Characters) ("Permitted Transferees"), if any, Perlmutter and Arad would vote their respective shares of common stock of the Company to elect as directors of the Company (i) eight persons designated by Characters, (ii) two persons designated by Perlmutter and (iii) one person designated by Arad. The Stockholders' Agreement also permitted certain pledges of Class B Common Stock owned by Marvel and its Permitted Transferees.

         The Stockholders' Agreement provided that, if Marvel ceased to be controlled by Mr. Perelman, Characters would be obligated to convert its shares of Class B Common Stock into Class A Common Stock, unless Mr. Perlmutter and Mr. Arad consented to those shares remaining Class B Common Stock. The Stockholders' Agreement provided that it would terminate upon, among other events, the conversion into Class A Common Stock of the Class B Common Stock held by Characters pursuant to a change in control of Marvel. The Company contends that, under the Stockholders' Agreement, the loss of control of Marvel by Mr. Perelman in the Marvel bankruptcy proceedings triggered the conversion of the shares of Class B Common Stock held by Characters into an equal number of shares of Class A Common Stock and that the effect of that conversion was to reduce the voting power of Characters as a stockholder of the Company from approximately 78.4% to approximately 26.6% and to terminate the Stockholders' Agreement. See "Item 1. Business -- Change of Control".

Company Registration Rights Agreement

         The Company is a party to a registration rights agreement (the "Company Registration Rights Agreement") with Marvel, Arad and Perlmutter, pursuant to which they and certain of their transferees each have the right, subject to certain conditions, to require the Company to register under the Securities Act, all or any portion of the shares of Class A Common Stock held by them on two occasions. In addition, Marvel, Arad, Perlmutter and certain of their transferees have certain rights to participate in such registrations and in other registrations by the Company of its Class A Common Stock. The Company is obligated to pay any expenses incurred in connection with such registrations, except for underwriting discounts and commissions attributable to the shares of Class A Common Stock sold by stockholders pursuant to such registrations.

Tangible Media Advertising Services

         Tangible Media, a corporation which is wholly owned by Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commission based on the cost of the placement of such advertising. Tangible Media is compensated solely as a consultant on an event-by-event basis with no written arrangements in place. It is expected that Tangible Media, upon request, will continue to arrange for the placement for the Company's advertising. The Company retains the services of a non-affiliated media consulting agency on matters of advertising creativity. Tangible Media received payments of fees and commissions totaling approximately $965,000 and $1,274,000 in 1996 and 1997, respectively.

Employee, Office Space and Overhead Cost Sharing Arrangements

         Under expense sharing arrangements with Tangible Media, Classic Heroes, REC Sound and Marvel Software, affiliated companies owned by Perlmutter in the case of Tangible Media, Classic Heroes and REC Sound, or owned equally by Marvel and the Company in the case of Marvel Software (collectively, the "Affiliates"), the Company and the Affiliates have shared certain space at the Company's principal executive offices and related overhead expenses. Since 1994, Tangible Media and the Company have been, and until the end of 1995 Classic Heroes and REC Sound were, parties to an employee, office space and overhead cost sharing agreement governing the Company's sharing of employees, office space and overhead expenses (the "Cost Sharing Agreement"). Under the Cost Sharing Agreement, any party thereto may through its employees provide services to another party, upon request, whereupon the party receiving services shall be obligated to reimburse the providing party for the cost of such employees' salaries and benefits accrued for the time devoted by such employees to providing services. Under this agreement, Tangible Media is currently obligated to reimburse the Company for 18% of the rent paid under the sublease for the space, which obligations reflect the approximate percentage of floor space occupied by Tangible Media. The agreement also requires Tangible Media to reimburse the Company for any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile services, in proportion to its percentage occupancy. The Cost Sharing Agreement is coterminous with the term of the Company's sublease for its executive offices. The Company received net reimbursements from one of the Affiliates of approximately $245,000 for 1996 and paid approximately $38,000 to this Affiliate in 1997 under this Agreement.

Showroom Sharing Arrangement

         Under an expense sharing arrangement with Marvel, Classic Heroes and REC Sound (the "Showroom Affiliates"), the Company and the Showroom Affiliates have shared showroom space and related overhead expenses. Since 1995, Marvel and the Company have been, and until the end of 1995 Classic Heroes and REC Sound were, parties to a showroom space sharing agreement (the "Showroom Sharing Agreement"). Under the Showroom Sharing Agreement, Marvel is currently obligated to reimburse the Company for 30% of the rent paid under the lease for the showroom space, which obligations reflect the percentage of floor space occupied by Marvel. The agreement also requires Marvel to reimburse the Company for any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile service, in proportion to their percentage occupancy, except that overhead expenses which inure to the benefit of a single party shall be reimbursed entirely by such party. The agreement has a term which is coterminous with the term of the Company's lease for the showroom space. The Company was reimbursed approximately $47,000 in 1996 under the Showroom Sharing Agreement and accrued approximately $26,000 as being due from Marvel for 1997.

Marvel Studios

         The Company and Marvel formed Marvel Studios with the objective of facilitating the release of live action and animated motion pictures and television programming and other media based on the Marvel Characters in order to create greater consumer interests in these characters and related merchandise. The Company believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for the Company's licensing and toy businesses. The rights to produce certain feature films based on certain of the Marvel Characters are currently licensed to third parties. The approximately $9.1 million net proceeds to the Company from its 1996 public offering was intendedal commitment to Marvel Studios. At this time, the Company has no plans to invest a material amount of funds in Marvel Studios until the resolution of Marvel's bankruptcy proceeding. The Marvel Studios joint venture will become mooted if the Plan proposed by the Company to combine with Marvel is consummated. Marvel has asserted that the Company has breached its obligation to fund Marvel Studios. See "Item 3. Legal Proceedings."

Other Agreements with Affiliates

         The Company was a party to a license agreement entered into in September 1994 with Coleman, an affiliate of the Company, pursuant to which the Company licensed certain Coleman trademarks. The license terminated during 1997.

         The Company was a party to a license agreement entered into in July 1995 with Revlon Consumer Products Corporation, an affiliate of the Company, pursuant to which the Company licenses certain Revlon Consumer Products Trademarks. The license terminated during 1997.

         The Company believes that the terms of the foregoing transactions are no less favorable than could be obtained by the Company from unrelated parties on an arm's-length basis.

Proxy and Stock Option Agreements

         Mr. Perlmutter and certain of his affiliates (the "Perlmutter Group") and Mr. Arad have entered into proxy and stock option agreements with the Consenting Lenders (the "Proxy and Stock Option Agreements"). In the following discussion of the Proxy and Stock Option Agreements, the term "Stockholder" means the Perlmutter Group or Mr. Arad, pursuant to the respective Proxy and Stock Option Agreement of each.

         In each Proxy and Stock Option Agreement, the Stockholders have agreed to vote all shares of Class A Common Stock held beneficially or of record by them (i) in favor of the Merger and of any other action necessary or appropriate to effect the Merger; (ii) in favor of the other transactions contemplated by the Master Agreement and the Plan or of any other action necessary or appropriate to effect the Master Agreement and the Plan; (iii) against any action or agreement that would result in a material breach or default by the Company of the Master Agreement or the Plan; or (iv) against any action or agreement that would, directly or indirectly, interfere with the Merger or with the confirmation of the Plan. See "Item 1. Business -- Proposed Combination with Marvel."

         The Proxy and Stock Option Agreements require each Stockholder not to
(i) dispose of any of the Stockholder's shares of Class A Common Stock; (ii) grant any additional proxies; (iii) support any plan of reorganization other than the Plan; (iv) take any action inconsistent with the Stockholder's obligations under the Proxy and Stock Option Agreement; (v) acquire any claim against or interest in the Marvel Debtors; or (vi) take any action that would cause the Company to materially breach the Master Agreement.

         Under each Proxy and Stock Option Agreement, the Consenting Lenders have the option (the "Option") to purchase all (but not less than all) of the Stockholders' shares of Class A Common Stock if (i) the Master Agreement is terminated because of a material breach by the Company or (ii) the Stockholder materially breaches the Proxy and Stock Option Agreement. The purchase and sale price of the Class A Common Stock pursuant to the Option is $4.00 per share.

Agreements Relating to the Purchase of Preferred Shares

         On November 19, 1997, Zib Inc. (an entity wholly-owned by Mr. Perlmutter), Dickstein Partners, Inc. ("Dickstein") and the Company entered into an agreement in the form of a commitment letter (the "Commitment Letter") relating to the purchase of 8% Preferred Stock of the Company by Zib Inc. and Dickstein as investors ("New Preferred Stock Investors"). On that same day, Mr. Perlmutter, Mr. Arad, and Joseph M. Ahearn executed a related letter agreement (the "Letter Agreement") addressed to Dickstein.

         The Commitment Letter provides that Zib Inc. has committed to purchase 600,000 shares, and Dickstein has committed to purchase 300,000 shares, of the 8% Preferred Stock of the Combined Company to be issued in connection with the proposed combination of the Company and Marvel pursuant to the Plan (the "Merger") and the

Company has agreed to sell those shares to the New Investors. The purchase price is $90,000,000, or $100 per share. Zib Inc. is permitted to assign its rights under the Commitment Letter without the Company's consent. In consideration of the New Preferred Stock Investors' commitment, the Company has agreed that if the Company and Marvel consummate any of certain transactions (generally consisting of mergers other than the Merger contemplated by the Plan; each is referred to as an "Alternative Transaction") where the holders of the outstanding Class A Common Stock of the Company receive consideration in excess of $9.625 per share of Class A Common Stock, then Dickstein shall be entitled to be paid an alternative transaction fee (the "Alternative Transaction Fee") by the Company. The Alternative Transaction Fee is to be equal to the product of
(a) the lesser of (x) $3.00 (appropriately adjusted for any recapitalization of the Company) and (y) the amount by which the consideration per share of Class A Common Stock received by Company stockholders in that Alternative Transaction exceeds $9.625, (b) 10.39 (appropriately adjusted for any recapitalization of the Company) and (c) the number of shares of 8% Preferred Stock to be pAny Alternative Transaction Fee that becomes payable in respect of an Alternative Transaction announced or consummated prior to the later of September 21, 1998 and the termination of the Master Agreement will not be in excess of $8,000,000 and any Alternative Transaction Fee which becomes payable in respect of an Alternative Transaction which is announced and consummated after the later of September 21, 1998 and the termination of the Master Agreement will not be in excess of $4,000,000 (with certain exceptions). No Alternative Transaction Fee is payable by the Company in respect of an Alternative Transaction which occurs after a final and non-appealable determination of any court that the board of directors of the Company which approved the Master Agreement was not at such time the duly authorized board of the Company, or which results in a change in the identity of the majority of directors of the Company (a "Final Change in Control").

         The Commitment Letter provides that the Company will not at any time prior to the termination of the Master Agreement, with certain exceptions, consent to any material change in the Plan or withdraw or otherwise terminate the Plan for the purpose of submitting an alternative plan of reorganization or consummating an Alternative Transaction without the prior written consent of the New Preferred Stock Investors having committed to purchase 80% of the shares of 8% Preferred Stock to be purchased by the New Preferred Stock Investors. Additionally, the Company will not at any time prior to the termination of the Master Agreement implement the transactions contemplated by the Master Agreement or any similar transactions without permitting the New Preferred Stock Investors to purchase the 8% Preferred Stock on the terms provided in the Commitment Letter.

         The Letter Agreement provides that Mr. Perlmutter and Mr. Arad are severally obligated to pay a cash fee (the "Substitute Fee") to Dickstein if (a) a Final Change in Control (as defined above) shall occur and, but for the Final Change of Control, Dickstein would be entitled under the terms of the Commitment Letter to receive an Alternative Transaction Fee, (b) a court order, preventing the Company from consummating the Plan and based on a contention that the board of directors of the Company which approved the Master Agreement was not duly authorized, shall prevent the payment of the Alternative Transaction Fee in accordance with the terms of the Commitment Letter where Dickstein is otherwise entitled under the terms of the Commitment Letter to receive an Alternative Transaction Fee or (c) a Marvel Board Change (defined generally as a time where persons designated by Marvel and not approved by Dickstein or Zib Inc. become a majority of the directors of the Company) occurs and the Alternative Transaction Fee is not paid when due. The Substitute Fee is equal to ten percent (10%) of the product of (a) the number of Company Shares owned, directly or indirectly, by each of Messrs. Perlmutter and Arad as of the date of the Letter Agreement and (b) the amount by which (i) the consideration per share received by holders of Common Stock in the Alternative Transaction exceeds (ii) $9.00. No Substitute Fee, however, shall be payable by Mr. Perlmutter or Mr. Arad in respect of any shares sold upon exercise of the Option granted by him in the Proxy and Stock Option Agreements. The Letter Agreement also provides that each of Mr. Perlmutter, Mr. Arad, and Mr. Ahearn shall use his reasonable best efforts, subject to his fiduciary duties as a director and/or officer of the Company, to cause the Company to comply with the terms of the Commitment Letter irrespective of any judicial determination as to the authorized composition of the Company's board of directors.

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

                  1.       Financial Statements
                           --------------------

                           See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

                  2.       Financial Statement Schedule
                           ----------------------------

                           See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

                  3.       Exhibits
                           --------

                           See the accompanying Exhibit Index appearing on page
33.

         (b)      Reports on Form 8-K.

                  1. The Registrant filed a Current Report on Form 8-K, dated as of October 16, 1997 and filed on October 16, 1997.

                  2. The Registrant filed a Current Report on Form 8-K, dated as of November 24, 1997 and filed on November 24, 1997.

                                 EXHIBIT INDEX

Exhibit No.
-----------

    2.1              Amended and Restated Asset Purchase Agreement, dated
                     August 17, 1995, between the Company and Spectra Star, Inc., as amended by the First, Second, Third, Fourth and Fifth Amendments thereto. (Incorporated by reference to Exhibits 2.1, 2.2, 2.3 2.4 and 2.5 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 1995.)

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

   10.1 Stockholders' Agreement, dated as of March 2, 1995, by and among the Company, Isaac Perlmutter T.A., Marvel Entertainment Group, Inc., Avi Arad and Zib Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)

   10.2 Registration Rights Agreement, dated as of March 2, 1995, by and among the Company, Marvel Entertainment Group, Inc., and Isaac Perlmutter and Avi Arad. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)

   10.3 Assignment and Assumption of Sublease by and between Job Lot of West 45th St., Inc. and the Company, as amended by First Amendment of Sublease, dated May 26, 1994, by and between Kallir, Philips, Ross, Inc. and the Company; Agreement of Sublease, dated May 6, 1991, by and between Kallir, Philips, Ross, Inc. and Job Lot of West 45th St., Inc.; Agreement of Sublease, dated January 1989, by and between 673 First Realty Company and Kallir, Philips, Ross, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 33- 87268.)

   10.4 Lease, dated December 3, 1993, by and between 200 Fifth Avenue Associates and the Company.
                     (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-87268.)

Exhibit No.
-----------

   10.5              Sublease, dated December 19, 1996, by and between
                     Gruner & Jahr USA Publishing and the Company. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

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

   10.8 License Agreement, dated April 30, 1993, by and between the Company and Marvel Entertainment Group, Inc., as amended by Amendments thereto, dated December 1, 1994, and February 22, 1995. (Incorporated by reference to Exhibits 10.9 and 10-9(b) to the Company's Registration Statement on Form S-1, File No. 33-87268 and to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995.)

   10.9 License Agreement, dated July 1, 1994, between Marvel Entertainment Group, Inc. and the Company. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-87268.)

   10.10 License Agreement, dated March 1, 1993, by and between the Company and Gerber Products Company as amended by Amendment thereto, dated April 5, 1995. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-87268 and Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.), (Confidential treatment has been requested for a portion of this exhibit.)

   10.11 Distribution Agreement, dated July 29, 1993, by and between the Company and Tyco Industries, Inc. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 33-87268.)

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

Exhibit No.
-----------

   10.15 Amended and Restated Consulting Agreement by and between the Company and Avi Arad, as amended and restated as of March 2, 1995. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 33-87268.)*

   10.16 Amended and Restated Employment Agreement between New World Animation, Ltd. and Avi Arad. (Incorporated by reference to
                     Exhibit 10.23 to the Company's Registration Statement on Form S-1, File No. 33-87268.)

   10.17 Stock Option Agreement, dated as of April 30, 1993, between the Company and Avi Arad as amended. (Incorporated by reference to Exhibits 10.25, 10.26 and 10.26(b) to the Company's Registration Statement on Form S-1, File No. 33-87268.)

   10.18 Employment Agreement, by and between Joseph M. Ahearn and the Company. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, File No. 33-87268.)*

   10.19 Employment Agreement, by and between Andrew R. Gatto and the Company. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed on April 1, 1995.)*

   10.20 Employment Agreement, by and between Alan Fine and the Company. (Incorporated by reference to Exhibit
                     10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)*

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

   10.26 Amended and Restated Master Agreement, dated as of November 19, 1997, by and among the Company, certain secured creditors of Marvel and certain secured creditors of Panini Spa and Amendments 1 and 2 thereto.

   10.27 Amended and Restated Proxy and Stock Option Agreement, dated as of November 19, 1997, between the Company and Avi Arad (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 24,
                     1997).

Exhibit No.
-----------

   10.28 Amended and Restated Proxy of Stock Option Agreement, dated as of November 19, 1997 among the Company, Isaac Perlmutter, Isaac Perlmutter T.A. and Zib Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 24, 1997).

   10.29 Commitment Letter, dated as of November 19, 1997, by and between the Registrant, Dickstein Partners Inc., and Zib Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 24,
                     1997).

   10.30 Agreement, dated as of November 19, 1997, by and among Dickstein Partners, Inc., Isaac Perlmutter, Avi Arad and Joseph M. Ahearn (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 24, 1997).

   10.31 Second Amended Joint Plan of Reorganization filed with the United States Bankruptcy Court for the District of Delaware on March 12, 1998 by the secured lenders of Marvel and the Registrant.

   21.1              Subsidiaries of the Company.

    23               Consent of Accountants.

    27               Financial Data Schedule.

*    Management contract or compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TOY BIZ, INC.

                                  By:      /s/ Joseph M. Ahearn
                                           -------------------------------------
                                           Joseph M. Ahearn
                                           President and Chief Executive Officer

                                  Date:    March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                                             Date
---------                      -----                                             ----
/s/  Isaac Perlmutter           Director                                         March 31, 1998
---------------------------
      Isaac Perlmutter



/s/  Joseph Ahearn              President, Chief Executive Officer and
---------------------------
     Joseph M. Ahearn           Director (principal executive officer)           March 31, 1998



/s/  David J. Fremed            Chief Financial Officer and  Treasurer           March 31, 1998
---------------------------
     David J. Fremed            (principal financial and accounting officer)



/s/  Avi Arad                   Director                                         March 31, 1998
---------------------------
     Avi Arad



/s/  Morton E. Handel           Director                                         March 31, 1998
---------------------------
     Morton E. Handel


/s/  James S. Carluccio         Director                                         March 31, 1998
---------------------------
     James S. Carluccio



/s/  Donald E. Rosenblum        Director                                         March 24, 1998
---------------------------
     Donald E. Rosenblum


Signature                      Title                                             Date
---------                      -----                                             ----

/s/  James F. Halpin            Director                                         March 31, 1998
---------------------------
     James F. Halpin


/s/ Alan Fine                    Chief Operating Officer and Director            March 31, 1998
------------------------
    Alan Fine


/s/ Alfred A. Piergallini        Director                                        March 23, 1998
------------------------
    Alfred A. Piergallini



/s/ Paul R. Verkuil              Director                                        March 31, 1998
------------------------
    Paul R. Verkuil

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                      Page
                                                                      ----

Report of Independent Auditors.........................................F-2

Consolidated Balance Sheets as of December 31, 1996
 and December 31, 1997.................................................F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 1995, 1996 and 1997......................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1995, 1996 and 1997......................................F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995, 1996 and 1997......................................F-6

Notes to Consolidated Financial Statements.............................F-7

Financial Statement Schedules
 Schedule II - Valuation and Qualifying Accounts......................F-22

         All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

The Stockholders of Toy Biz, Inc.

We have audited the accompanying consolidated balance sheets of Toy Biz, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toy Biz, Inc. and subsidiaries at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

New York, New York
March 9, 1998, except as to Note 7
as to which the date is March 25, 1998

                                 TOY BIZ, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,            December 31,
                                                                                   1996                    1997
                                                                            ------------------      ------------------
                                                                              (In thousands, except per share data)
ASSETS
Current Assets:
  Cash and cash equivalents...........................................                 $6,022                  $7,596
  Accounts receivable, net (Note 3)...................................                 95,591                  50,395
  Inventories, net (Note 3)...........................................                 20,935                  22,685
  Assets held for resale (Note 10)....................................                      -                   4,136
  Income tax receivable (Note 6)......................................                      -                  17,542
  Deferred income taxes (Notes 1 and 6)...............................                  6,173                   7,494
  Prepaid expenses and other..........................................                  6,067                   6,584
                                                                                     --------                --------

     Total current assets.............................................                134,788                 116,432

Molds, tools and equipment, net (Note 3)..............................                 17,680                  17,013
Product and package design costs, net (Note 3)........................                  9,283                   7,616
Goodwill and other intangibles, net (Note 3)..........................                  9,981                   9,305
                                                                                     --------                --------

     Total assets.....................................................               $171,732                $150,366
                                                                                     ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable....................................................                $10,237                 $ 5,354
  Accrued expenses and other (Note 3).................................                 22,359                  25,031
  Borrowings under credit facility....................................                      -                  12,000
                                                                                     --------                --------

     Total current liabilities........................................                 32,596                  42,385
                                                                                     --------                --------

Redeemable preferred stock (Note 12)..................................                  1,681                       -
                                                                                     --------                --------

Stockholders' equity (Notes 8 and 9)

  Preferred Stock, $.01 par value, 25,000,000 shares authorized,
     none issued).....................................................                      -                       -
  Class A common stock, $.01 par value, 100,000,000 shares
     authorized, 20,348,794 issued and outstanding at 12/31/96
     and 27,746,127 issued and outstanding as of 12/31/97.............                    203                     277
  Class B common stock, $.01 par value, 20,000,000 shares
     authorized, 7,394,000 issued and outstanding at 12/31/96
     and none issued and outstanding as of 12/31/97...................                     74                       -
  Additional paid-in capital..........................................                 70,587                  70,578
  Retained earnings...................................................                 66,591                  37,126
                                                                                     --------                --------

     Total stockholders' equity.......................................                137,455                 107,981
                                                                                     --------                --------

     Total liabilities and stockholders' equity.......................               $171,732                $150,366
                                                                                     ========                ========

                 See Notes to Consolidated Financial Statements.

                                  TOY BIZ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31,
                                                                1995                1996                1997
                                                       --------------------------------------------------------------
                                                                   (In thousands, except per share data)
Net sales..............................................          $196,395            $221,624            $150,812
Cost of sales..........................................            88,397             116,455             106,951
                                                                ---------           ---------           ---------
     Gross profit......................................           107,998             105,169              43,861

Operating expenses:

  Selling, general and administrative..................            48,234              61,876              72,081
  Depreciation and amortization........................            12,750              16,078              21,068
                                                                 --------            --------            --------
     Total expenses....................................            60,984              77,954              93,149
                                                                 --------            --------            --------

Operating income (loss)................................            47,014              27,215            (49,288)

Interest expense.......................................             (490)               (112)               (776)
Other income, net......................................             1,050                 708                 414
                                                                 --------           ---------           ---------
  Income (loss) before income taxes....................            47,574              27,811            (49,650)

  Income taxes (benefit) (Note 6)......................            19,172              11,124            (20,185)
                                                                 --------            --------           ---------

     Net income (loss).................................           $28,402             $16,687           ($29,465)
                                                                  =======             =======           =========


Basic and dilutive net income (loss) per share.........             $1.05               $0.61             ($1.06)

Weighted average number of common and
   common equivalent shares outstanding (in
   thousands)..........................................            27,115              27,366              27,746

                 See Notes to Consolidated Financial Statements.

                                 TOY BIZ, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       ADDITIONAL
                                                         COMMON          PAID-IN         RETAINED
                                                         STOCK           CAPITAL         EARNINGS          TOTAL
                                                         ------         ---------       ----------        -------
                                                                              (In thousands)
Balance at December 31, 1994.........................         --             16,914          21,502           38,416
Proceeds from initial public offering................       $270             43,875              --           44,145
Exercise of stock options............................         --                411              --              411
Accretion of redeemable preferred stock..............         --                (42)             --              (42)
Net income for 1995..................................         --                --           28,402           28,402
                                                            ----            -------         -------         --------
Balance at December 31, 1995.........................        270             61,158          49,904          111,332
Proceeds from secondary offering.....................          7              9,096              --            9,103
Exercise of stock options............................         --                438              --              438
Accretion of redeemable preferred stock..............         --               (105)             --             (105)
Net income for 1996..................................         --                --           16,687           16,687
                                                            ----            -------         -------         --------
Balance at December 31, 1996.........................        277             70,587          66,591          137,455
Exercise of stock options............................         --                 62              --               62
Accretion of redeemable preferred stock..............         --                (71)             --              (71)
Net (loss) for 1997..................................         --                 --         (29,465)         (29,465)
                                                            ----            -------         -------         --------
Balance at December 31, 1997.........................       $277            $70,578         $37,126         $107,981
                                                            ====            =======         =======         ========

                 See Notes to Consolidated Financial Statements.

                                 TOY BIZ, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                         1995             1996             1997
                                                                 -----------------------------------------------------
                                                                                     (In thousands)
Net income (loss)................................................        $28,402          $16,687          ($29,465)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization................................         12,750           16,078            20,168
    Deferred income taxes........................................            696           (2,032)           (1,321)
    Changes in operating assets and liabilities:
      Accounts receivable........................................        (11,260)         (20,843)           45,076
      Inventories................................................          1,130           (3,740)           (2,452)
      Income tax receivable......................................             --               --           (17,542)
      Prepaid expenses and other.................................         (2,378)          (1,591)             (581)
      Other assets...............................................            (17)            (283)             (127)
      Accounts payable...........................................          3,656            1,407            (4,883)
      Accrued expenses and other.................................          2,028           (6,838)            2,851
      Due to affiliates..........................................            517               --                --
                                                                         -------         --------          --------
Net cash provided by (used in) operating activities..............         35,524           (1,155)           11,724
                                                                         -------         --------          --------

Cash flow used in investing activities:
  Purchases of molds, tools and equipment........................         (9,591)         (15,352)          (11,748)
  Expenditures for product and package
    design costs.................................................         (6,545)          (8,213)           (4,969)
  Acquisition of Spectra Star, Quest and Colorforms..............         (9,004)              --            (4,556)
                                                                        --------         --------          --------
  Net cash used in investing activities..........................        (25,140)         (23,565)          (21,273)
                                                                        --------         --------          --------

Cash flow from financing activities:
  Payment of notes to stockholder................................        (15,119)              --                --
  Exercise of stock option.......................................            411              438                62
  Net (repayments) borrowings under credit agreement.............        (21,500)              --            12,000
  Redemption of Preferred Stock..................................             --           (1,440)             (939)
  Proceeds from initial public offering..........................         44,166               --                --
  Proceeds from additional public offering.......................             --            9,260                --
                                                                         -------         --------           -------
Net cash provided by financing activities........................          7,958            8,258            11,123
                                                                         -------         --------           -------
Net increase (decrease) in cash and cash equivalents.............         18,342          (16,462)            1,574
Cash and cash equivalents at beginning of year...................          4,142           22,484             6,022
                                                                         -------          -------           -------
Cash and cash equivalents at end of year.........................        $22,484          $ 6,022           $ 7,596
                                                                         =======          =======           =======

Supplemental disclosure of cash flow information:
  Interest paid during the period................................        $ 2,335          $   149           $   820
  Net income taxes paid (recovered) during the year..............         16,410           16,156              (476)
Other non-cash transactions:
  Issuance of preferred stock for Spectra Star,
  including accretion of preferred dividend of $42
  for 1995, $105 for 1996 and $71 for 1997 (See Note 12).........          3,016              105                71

                 See Notes to Consolidated Financial Statements.

                                 TOY BIZ, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

1. Summary of Significant Accounting Policies

Description of Business

         Toy Biz, Inc. ("Toy Biz" or the "Company") was formed on April 30, 1993 pursuant to a Formation and Contribution Agreement ("Formation Agreement"), entered into by the Predecessor Company, Mr. Isaac Perlmutter (the sole stockholder of the Predecessor Company), Marvel Entertainment Group, Inc. ("Marvel") and Avi Arad ("Mr. Arad"). The Predecessor Company had been Marvel's largest toy licensee. Toy Biz designs, markets and distributes boys', girls', preschool, activity and electronic toys based on popular entertainment properties and consumer brand names. The Company also designs, markets and distributes its own line of proprietary toys. The Predecessor Company was incorporated in 1990, pursuant to an asset purchase agreement with Charan Industries, Inc.

         In accordance with the Formation Agreement, the Predecessor Company contributed all of its and an affiliate's assets ($23,335,000) and certain specified liabilities ($21,949,000) to the Company for 44% of Toy Biz's capital stock. Such specified liabilities included approximately $15,363,000 due to Mr. Perlmutter and other affiliated companies of the Predecessor Company. A portion of the assumed liabilities due to Mr. Perlmutter was paid in cash ($8,752,000) and the remainder of the assumed liabilities due to Mr. Perlmutter was converted into a promissory note ($6,611,000). Marvel made a capital contribution of $500,000 for 46% of the Company's capital stock and a loan, in the form of a note, of $8,507,000. In addition, Marvel granted the Company an exclusive, perpetual and paid-up license to design and distribute toys based on Marvel characters. Pursuant to the Formation Agreement, in exchange for the contribution to the Company of his interests in certain license agreements with the Company and cash, Mr. Arad received 10% of the Company's capital stock. In addition, the Company granted Mr. Arad the Arad Stock Option (the "Option") to acquire an additional 10% of the Company's capital stock. Mr. Arad also agreed to enter into the Arad Consulting Agreement and the Master License Agreement.

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries in Hong Kong and Mexico. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

                               December 31, 1997

1. Summary of Significant Accounting Policies--(Continued)

Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

Molds, Tools, and Equipment

         Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. At December 31, 1997, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over a three year period (the estimated life) for molds and tooling costs and over the useful life for furniture and fixtures and office equipment. On an ongoing basis the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization on the accompanying Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997 were approximately $636,000, $364,000 and $2,174,000, respectively.

Product and Package Design Costs

         The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. At December 31, 1997, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization of product and package design is computed by the straight-line method over a three year period (the estimated life). On an ongoing basis the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization on the accompanying Consolidated Statements of Income, for the years ended December 31, 1995, 1996 and 1997 were approximately $1,276,000, $1,164,000 and $1,230,000, respectively.

                                 TOY BIZ, INC.

                               December 31, 1997

1. Summary of Significant Accounting Policies--(Continued)

Goodwill and Other Intangibles

         Goodwill and other intangibles are stated at cost less accumulated amortization. Goodwill is amortized over 40 years and other intangibles are amortized over 3 years. For the years ended December 31, 1995, 1996 and 1997, amortization of goodwill was $68,000, $245,000 and $299,000, respectively.

Research and Development

         Research and development ("R&D") costs are charged to operations as incurred. For the years ended December 31, 1995, 1996 and 1997, R&D expenses were $4,980,000, $5,298,000 and $4,599,000, respectively.

Revenue Recognition

         Sales are recorded upon shipment of merchandise and a provision for future returns and other sales allowances is established based upon historical experience and management estimates. Income from distribution fees and sub-licensing of characters owned by the Company are recorded in accordance with the distribution agreement and at the time characters are available to the licensee and collection is reasonably assured. For the years ended December 31, 1995, 1996 and 1997, distribution fees and sub-licensing revenues were $5,730,000, $13,637,000 and $3,265,000, respectively.

Advertising Costs

         Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected unit of sales method during interim periods. For the years ended December 31, 1995, 1996 and 1997, advertising expenses were $18,864,000, $25,471,000 and $27,910,000 respectively. At December 31, 1996 and 1997, the Company had incurred $433,000 and $420,000 respectively, of prepaid advertising costs, principally related to production of advertisement that will be first run in fiscal 1997 and 1998, respectively.

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

                                 TOY BIZ, INC.

                               December 31, 1997

1. Summary of Significant Accounting Policies--(Continued)

         Income tax expense includes U.S. and foreign income taxes, including U.S. Federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted.

Foreign Currency Translation

         The financial position and results of operations of the Company's Hong Kong and Mexican subsidiaries are measured using the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translations adjustments, which were not material, arising from the use of differing exchange rates are included in the results of operations.

Income (Loss) Per Share

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income (loss) per common share is computed by dividing net income (loss), less the amount applicable to preferred dividends, by the weighted average common and common equivalent shares outstanding during the year. All income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

2. Sales to Major Customers and International Operations

         The Company primarily sells its merchandise to major retailers, principally throughout the United States. Credit is extended based on an evaluation of the customer's financial condition, and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently were within management's expectation until the recent Marvel bankruptcy and concerns among retailers about the future of the Marvel brand.

         During the year ended December 31, 1995, three customers accounted for approximately 29%, 19% and 12% of total net sales. During the year ended December 31, 1996, two customers accounted for approximately 23% and 18% of total net sales. During the year ended December 31, 1997, three customers accounted for approximately 22%, 15% and 12% of total net sales.

                                 TOY BIZ, INC.

                               December 31, 1997

2. Sales to Major Customers and International Operations (Continued)

         The Company's Hong Kong subsidiary supervises the manufacturing of the Company's products in China and sells such products internationally. All sales are made F.O.B. Hong Kong against letters of credit. During the years ended December 31, 1995, 1996 and 1997, international sales were approximately 11%, 20% and 22%, respectively, of total net sales. During those periods, the Hong Kong operations reported operating income of approximately $6,642,000, $18,880,000 and $5,868,000 and income before income taxes of $6,721,000,
$19,079,000 and $6,102,000, respectively. At December 31, 1996 and 1997 the
Company had assets in Hong Kong of approximately $29,342,000 and $28,660,000, respectively, and the Hong Kong subsidiary represents $24,785,000 and $26,670,000, respectively, of the Company's consolidated retained earnings.

                                 TOY BIZ, INC.

                               December 31, 1997

3. Details of Certain Balance Sheet Accounts
    (in thousands)

                                                                                         December 31,
                                                                                   1996                  1997
                                                                            ------------------    ------------------
Accounts receivable, net, consists of the following:

  Accounts receivable..................................................              $110,932               $80,212
  Less allowances for:
    Doubtful accounts..................................................                 (485)                 (430)
    Advertising, markdowns, returns, volume discounts and other........              (14,856)              (29,387)
                                                                            ------------------    ------------------
      Total............................................................               $95,591               $50,395
                                                                            ==================    ==================

Inventories, net, consist of the following:

  Finished goods.......................................................               $16,918               $17,518
  Component parts, raw materials and work-in-process...................                 4,017                 5,167
                                                                            ------------------    ------------------
      Total............................................................               $20,935               $22,685
                                                                            ==================    ==================

Molds, tools and equipment, net, consists of the following:

  Molds, tools and equipment...........................................               $23,055               $26,873
  Office equipment and other...........................................                 4,092                 7,539
  Less accumulated depreciation and amortization.......................               (9,467)              (17,399)
                                                                            ------------------    ------------------
      Total............................................................               $17,680               $17,013
                                                                            ==================    ==================

Product and package design costs, net, consists of the following:

  Product design costs.................................................               $10,047               $11,113
  Package design costs.................................................                 3,612                 4,404
  Less accumulated amortization........................................               (4,376)               (7,901)
                                                                            ------------------    ------------------
      Total............................................................                $9,283               $ 7,616
                                                                            ==================    ==================

Goodwill and other intangibles, net, consists of the following:

  Goodwill.............................................................                $9,815               $ 9,453
  Patents and other intangibles........................................                   692                   818
  Less accumulated amortization........................................                 (526)                 (966)
                                                                            ------------------    ------------------
      Total............................................................                $9,981               $ 9,305
                                                                            ==================    ==================

Accrued expenses and other consists of the following:

  Accrued advertising costs............................................                $7,330               $11,544
  Accrued royalties....................................................                   180                 2,228
  Income taxes payable.................................................                 4,343                 3,495
  Deferred income......................................................                   134                   315
  Other accrued expenses...............................................                10,372                 7,449
                                                                            ------------------    ------------------
      Total............................................................               $22,359               $25,031
                                                                            ==================    ==================

                                 TOY BIZ, INC.

                               December 31, 1997

4. Related Party Transactions

         Interest expense on notes payable to stockholders amounted to approximately $235,000 for the year ended December 31, 1995 and was added to the notes.

         Marvel provides support to the Company relating to licensing agreements, promotion, legal and financial matters. The cost for these support services has been included in selling, general and administrative expenses, and amounted to $306,000, $262,000 and $141,000 for the years ended December 31, 1995, 1996 and 1997, respectively. At December 31, 1996 and 1997, the Company had a receivable from Marvel of $165,000 and $94,000, respectively.

         The Company and Marvel have entered into an exclusive license agreement pursuant to which Marvel may use the Toy Biz trademark on online services and electronic networks, including the Internet. The license is limited to Marvel-related products of the Company. Marvel paid the Company $500,000 in 1996 for such license.

         An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 1995, 1996 and 1997 the Company paid fees and commissions to the affiliate totaling approximately $970,000, $965,000 and $1,274,000, respectively, relating to such advertisements.

         The Company sold merchandise totaling $1,616,000 and $324,000 to a subsidiary of Marvel during the years ended December 31, 1995 and 1996, respectively. Related receivables were $207,000 as of December 31, 1996. These amounts were subsequently collected.

         The Company accrued royalties to Mr. Arad for toys he invented or designed of $5,734,000, $1,848,000 and $3,624,000 during the years ended December 31, 1995, 1996 and 1997, respectively. At December 31, 1996 the Company had a receivable from Mr. Arad for $505,000 related to reimbursement of expenses which was subsequently collected.

         The Company shares office space and certain general and administrative costs with affiliated entities. Rent received from affiliates for the years ended December 31, 1995, 1996 and 1997 was $172,000, $109,000 and $116,000 ,
respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

                                 TOY BIZ, INC.

                               December 31, 1997

5. Commitments and Contingencies

         Leases: The Company is a party to various noncancellable operating leases involving office and warehouse space expiring on various dates from November 18, 1999 through March 31, 2006. The leases are subject to escalations based on cost of living adjustments and tax allocations. Minimum future obligations on these leases are as follows:

1998                                 $  692,000
1999                                    703,000
2000                                    418,000
2001                                    172,000
2002                                    172,000
Thereafter                              253,000
                                     ----------
                                     $2,410,000
                                     ==========

         Rent expense amounted to approximately $522,000, $788,000 and $1,220,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

         The Company is a party to various royalty agreements with future guaranteed payments through 2000. Minimum future obligations are as follows:

1998                                 $2,234,000
1999                                  1,357,000
2000                                    150,000
                                     ----------
                                     $3,741,000
                                     ==========

         Legal Matters: On December 28, 1995 G.D.L. Management Incorporated ("GDL") commenced an action against the Company, Mr. Perlmutter and the Predecessor Company in the Supreme Court of the State of New York, County of New York. The amended complaint alleged that GDL was entitled to receive ten percent of the capital stock of the Predecessor Company pursuant to a 1990 agreement between GDL and Mr. Perlmutter and sought money damages based on the value of ten percent of the Company's Class A Common Stock beneficially owned by Mr. Perlmutter and a variety of equitable remedies. The action was settled by Mr. Perlmutter and GDL without liability to the Company in December 1997.

         On June 23, 1997, the Company, Zib Inc., Isaac Perlmutter T.A., Isaac Perlmutter and Avi Arad commenced adversary proceedings in the United States Bankruptcy Court for the District of Delaware in the Marvel bankruptcy cases against Marvel, Marvel Characters, Inc. and one of Marvel's parents, Marvel Holdings Inc., for a declaration that the Class B Common Stock owned of record by Characters converted to Class A Common Stock on or before June 20, 1997, and that the incumbent board of the Company is the Company's duly constituted board and for an injunction enjoining the Marvel defendants from interfering with the proper and orderly functioning of the Company's incumbent board of directors. The District Court held a hearing on the Company's request for summary judgment in its favor on these claims on March 12, 1998. On March 30, 1998, the District Court granted the Company's motion for summary judgment and directed the entry of a judgment declaring that as a result of the June 20, 1997 change of control of Marvel, the Class B Common Stock owned by Characters converted, as of that date, into Class A Common Stock.

         On October 30, 1997, Marvel and its subsidiaries filed an action against the Company, its directors and a number of other defendants in the United States District Court for the District of Delaware. The complaint against the Company and its directors alleges that the Company and its directors have breached their fiduciary duty to Marvel, as a minority stockholder in Toy Biz, and have otherwise wrongfully acted, in putting forward the reorganization proposal to combine the Company and Marvel and thereby conclude Marvel's bankruptcy proceedings and by refusing to recognize Marvel's designees to the Company's board of directors. The complaint also alleges that the Company's proposed reorganization plan violates certain provisions of the bankruptcy code and is therefore invalid. The complaint further alleges that the Company has breached an agreement with Marvel by failing to contribute any amounts to the operations of Marvel Studios. Finally, the complaint alleges that the Company has wrongfully interfered with Marvel's efforts to negotiate with the Marvel secured lenders for the resolution of the bankruptcy proceedings. On December 8, 1997, the Company and its directors filed a motion to dismiss various claims asserted against them in this action. That motion has not yet been scheduled for hearing. The Company believes that the action was not properly commenced and that the claims against it and the Company's directors are without merit and the Company intends to defend this action vigorously.

         During 1995, the Company licensed the Apple name to be used in educational toys in exchange for $1,000,000 and future royalty payments. Shortly after licensing the Apple name, Apple made public certain financial difficulties Apple was experiencing. The Company has not made minimum royalty payments of $1,000,000 for 1996 and 1997 and has commenced an arbitration proceeding against Apple for return of the original 1995 payment. Apple is asserting the right to receive the $2,000,000 in unpaid royalties.

         The Company is involved in various other legal proceedings arising in the normal course of business. The Company believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial position.

                                 TOY BIZ, INC.

                               December 31, 1997

6. Income Taxes

         The provision (benefit) for income taxes for the years ended December 31, 1995, 1996 and 1997 is summarized as follows:

                                         1995                   1996                  1997
                                         ----                   ----                  ----
Current:

  Federal                               $15,429,000           $ 8,474,000            ($19,196,000)
  State                                   1,923,000             1,943,000                (191,000)
  Foreign                                 1,124,000             2,739,000                 523,000
                                        -----------          ------------           -------------
                                        $18,476,000          $ 13,156,000            ($18,864,000)

Deferred:

  Federal                               $   543,000          ($ 1,586,000)            $ 1,287,000
  State                                     153,000          (    446,000)             (2,608,000)
                                        -----------          ------------           -------------
                                            696,000          (  2,032,000)             (1,321,000)
                                        -----------          ------------           -------------

Provision (benefit) for income
taxes                                   $19,172,000           $11,124,000            ($20,185,000)
                                        ===========          ============           =============

         The differences between statutory Federal income tax rate and the effective tax rate for the years ended December 31, 1995, 1996 and 1997 are attributable to the following:

                                                           1995              1996             1997
                                                           ----              ----             ----
Federal income tax provision computed at the
  statutory rate                                            35.0%             35.0%            35.0%

State taxes, net of Federal income tax effect                5.3%              5.0%             5.7%
                                                            ----              ----             ----
                                                            40.3%             40.0%            40.7%
                                                            ====              ======           ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 1996 and 1997 are as follows:

                                                                        1996                 1997
                                                                        ----                 ----
Allowance for future returns, other sales adjustments
  and  doubtful accounts and other matters                             $1,620,000          $ 2,767,000
Inventory valuation                                                     2,861,000            2,447,000
Depreciation                                                            1,762,000             (247,000)
Amortization                                                              (70,000)            (293,000)
State and local NOL carryforward                                                -            2,820,000
                                                                       -----------          ----------
                                                                       $6,173,000           $7,494,000
                                                                       ===========          ==========

         At December 31, 1997, the Company has a net operating loss carryforward of approximately $34.1 million for state and local income tax purposes. Such carryforward expires in various jurisdictions in years 2003 through 2012. The 1997 provision reflects full benefit for such losses.

7. Credit Facility

         Since 1995 the Company has had a revolving line of credit (the "Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank) serves as administrative agent. The change in control of the Company resulting from the conversion of Marvel's Class B Common Stock during 1997, could have allowed the banks to terminate the Credit Facility. In addition the Company did not reduce its borrowings to zero for a period of 45 consecutive days commencing during the first six months of 1997, as required by the Credit Facility, and did not satisfy certain of the financial covenants under the Credit Facility during 1997. As a result of these circumstances, on October 21, 1997, the Company and The Chase Manhattan Bank agreed that the Company would not seek to borrow any additional funds under the Credit Facility and the banks agreed not to demand immediate repayment of the amounts outstanding.

         In March 1998, the Company and the Chase Manhattan Bank entered into an amendment to the Credit Facility extending the duration of the Credit Facility and modifying its terms. The Credit Facility, as amended (the "Amended Credit Facility") provides the Company can borrow an aggregate amount of up to $20.0 million (increasing during October through mid-November 1998 to up to $29 million), subject to certain borrowing base limitations based upon the level of the Company's receivables and inventory. Substantially all of the assets of the Company continue to be pledged to secure borrowings under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% with respect to base rate loans and 2% with respect to Eurodollar loans. The Amended Credit Facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the Amended Credit Facility. The Company had $9.0 million in outstanding borrowings under the line of credit as of March 25, 1998. The Amended Credit Facility is scheduled to expire in February 1999.

         The Amended Credit Facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. In addition, the Credit Facility also requires that (a) the current board of directors or successors designated by them remain in office, (b) the toy license agreement between the Company and Marvel remains in effect and (c) Messrs. Perlmutter and Arad continue to own at least 50% of the Common Stock held by them as of February 21, 1998. The Credit Facility is not guaranteed by Marvel.

         Certain indebtedness of Marvel and Marvel's direct and indirect parent companies impose restrictions that limit the ability of Marvel and its subsidiaries, including the Company, to incur debt, make restricted payments, enter into transactions with affiliates and sell or transfer assets.

         The interest rate for borrowing as of December 31, 1996 and 1997 was 8.25% and 8.5%, respectively and the weighted average interest rate for 1996 and 1997 was 8.27% and 8.44%, respectively. The maximum amounts outstanding during 1996 and 1997 were $4,000,000 and $12,000,000, respectively. The amount available under the Credit Facility at December 31, 1997 was $0. The Credit Facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the unused portion. Proceedings in the Marvel bankruptcy have resulted in a change in control in the Company which, prior to the most recent amendment, could have caused the Credit Facility to terminate. In addition, the Company did not reduce its borrowings to zero for a period of 45 consecutive days commencing during the first six months of 1997 and the Company did not satisfy certain of the financial covenants that were previously applicable under the Credit Facility. As a result of these circumstances, on October 21, 1 Bank agreed that the Company would not seek to borrow additional funds under the Credit Facility and the banks agreed not to demand immediate repayment of the amounts outstanding.

                                 TOY BIZ, INC.

                               December 31, 1997

8. Capital Stock Structure

         In addition to Class A and Class B common stock shown on the accompanying balance sheet, the Company has authorized 25,000,000 shares of preferred stock, par value $.01.

         The Class A Common Stock has ten votes (super-voting rights) for each share outstanding for most matters brought to a vote of the stockholders; where as Class A Common Stock has only one vote per share on such matters. In connection with the Marvel bankruptcy and a related change in control of Marvel, the Class B Common Stock held by Marvel was automatically converted into equal number of shares of Class A Common Stock and Marvel's voting power was reduced from 78.4% to 26.6% for matters brought to a vote of the stockholders. Certain creditors of Marvel are disputing the automatic conversion of the Class B Common Stock to Class A Common Stock. See Note 5.

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

         On August 13, 1996, the Company completed an additional public offering by issuing 700,000 new shares of Class A Common Stock at $15.00 per share. As part of such offering, Marvel Entertainment Group, Inc. ("Marvel"), a principal stockholder, also sold 2,500,000 shares of Class A Common Stock. The Company originally intended to use the net proceeds from the sale of the new shares of Class A Common Stock, of approximately $9.1 million, after deducting fees and expenses, to fund a portion of its capital commitment to Marvel Studios ("Marvel Studios"), an entity to be formed with Marvel to facilitate the development of television programming, feature films and other media and theatrical productions based on Marvel characters. At this time, the Company has no plans to invest a material amount of funds in Marvel Studios until the resolution of Marvel's bankruptcy proceedings. (See Note 5) The nused for working capital and general corporate purposes.

9. Stock Options

         The Company's 1995 Stock Option Plan (the "Plan) provides for the issuance of Stock Options ("Options") and Stock Appreciation Rights ("SAR's") for up to 1,350,000 shares of the Company's Class A Common Stock at fair market value at the time of grant. One-third of the Options become exercisable at the date of the grant (the "Grant Date"), and the balance of the Options become exercisable in equal increments on the first and second anniversaries of the Grant Date. No SAR's have been granted and Options with respect to 670,987 shares are available for future grants.

                                 TOY BIZ, INC.

                               December 31, 1997

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

                                             1995       1996       1997
                                             ----       ----       ----
                                          (in thousands except per share data)

Pro forma net income (loss)..............    $25,433    $15,195    ($29,816)
Pro forma net income (loss) per share....    $0.94      $0.55      ($1.08)
================================================================================

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

                                                              1996                                 1997
                                               -----------------------------------  -----------------------------------
                                                                 Weighted-Avg.                         Weighted-Avg.
                                                   Options       Exercise Price          Options      Exercise Price
                                                   -------       --------------          -------      --------------
Outstanding at beginning of year............          995,602          18.183            1,120,885          18.002
Granted.....................................          195,250          17.111                   --              --
Exercised...................................           22,664          18.000                3,333          18.000
Forfeited...................................           47,303          18.119              484,666          18.115
Outstanding at end of year..................        1,120,885          18.002              632,886          17.916
Exercisable at end of year..................          691,211          18.089              577,295          18.035
Weighted-average fair value of
options granted during the year.............                            6.15                                   --

Exercise prices for options outstanding as of December 31, 1997 ranged from $15.00 to $22.625.

10. Assets Held for Resale

         On March 25, 1997, the Company acquired all of the assets of Colorforms Inc. The purchase price was approximately $5.0 million, excluding fees and expenses, consisting of approximately $2.9 million in cash paid at the closing and the assumption of approximately $2.1 million of accounts payable and accrued liabilities at the closing date. The Company utilized cash available under its credit facility to finance the acquisition. The transaction was accounted for as a purchase. The results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition.

         During 1997 the Company concluded that Colorforms did not fit the Company's long-term strategy and the Company decided to dispose of this operation. On January 30, 1998, the Company sold Colorforms for approximately $4.35 million, of which $3.0 million was paid in cash with a promissory note representing the remainder of $1.35 million due in August 1998 through May 1999. The sales price is subject to adjustment based upon inventory levels. As of December 31, 1997, assets held for resale are $4,136,000.

11. Quarterly Financial Data (unaudited)

Summarized quarterly financial information for the years ended December 31, 1996 and 1997 is as follows (dollars in thousands, except per share data):

                                            1996                                           1997
                       ----------------------------------------------  -------------------------------------------
Quarter Ended           March 31  June 30    September   December 31    March 31 June 30   September  December 31
                                                30                                            30
                       ----------------------------------------------  -------------------------------------------
Net Sales                 $38,369   $45,814     $83,437      $54,004      $34,414 $34,452     $40,765    $41,181
Gross Profit               18,636    22,875      42,988       20,670       14,513  12,195      10,245      6,908
Operating income (loss)     5,123     7,472      18,884       (4,264)          765 (8,676)    (18,505)   (22,872)
Net income (loss)           3,173     4,594      11,417       (2,497)          475 (5,266)    (11,219)   (13,455)
Net income (loss) per
  share                     $0.12     $0.17       $0.42       ($0.09)        $0.02 ($0.19)     ($0.41)    ($0.48)
Weighted average number
  of common and common
  equivalent shares out-
  standing (in thousands)  27,201    27,134      27,398       27,761       27,756  27,746      27,746     27,746


The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

The fourth quarter of 1996 and 1997 includes pretax adjustments of $3,250,000 and $7,762,000 related to year end audit adjustments which were not previously estimable. The Company believes most of these adjustments relate to the Marvel bankruptcy and concerns among retailers about the future of the Marvel brand.

12. Acquisition

         On September 11, 1995, pursuant to an Asset Purchase Agreement dated as of August 17, 1995, as amended, between the Company and Spectra Star, Inc. ("Spectra Star"), the Company acquired certain assets and assumed certain liabilities of Spectra Star (the "Acquisition"). Spectra Star is the leading U.S. manufacturer and marketer of children's and performance kites. They also manufacture other toy and recreation products, many of which feature popular children's entertainment characters. The purchase price, including estimated fees related to the Acquisition, totaled approximately $13.6 million, consisting of approximately $10.6 million of cash and assumed liabilities and a maximum of 130,303 shares of Series A Preferred Stock (the "Preferred Stock") with a maximum redemption value of $4.3 million. The Preferred Stock was convertible at any time after March 10, 1996 at the option of the holders into 130,303 shares of Class A Common Stock or cash at the then present value of the Preferred Stock. During the year ended December 31, 1996, 53,030 shares of the Preferred Stock were redeemed for $1.4 million and during the year ended December 31, 1997, 31,818 shares of the Preferred Stock were redeemed for $939,000. The balance of the shares of Preferred Stock were retired in connection with the final settlement of the

                                 TOY BIZ, INC.

                               December 31, 1997

12.  Acquisition (Continued)

acquisition of Spectra Star. The Company utilized available cash to finance the Acquisition and to redeem the Preferred Stock. The Acquisition was accounted for using the purchase method of accounting.

13.  Combination with Marvel

         Due to the significance of the Marvel license on the Company's overall boys' toys business and the negative impact that Marvel's bankruptcy has had on such business during 1997, the Company had participated in discussions concerning a number of proposed plans of reorganization that would have resulted in a combination of the Company and various segments of Marvel's business and that would have facilitated a resolution of Marvel's bankruptcy proceedings. In connection with these proposals, the Company participated in discussions with various parties interested in the bankruptcy proceedings including Marvel, the largest holders of the Marvel Holding Companies bonds and Marvel's senior secured creditors. None of these discussions resulted in definitive agreements not subject to due diligence, board approval or other contingencies which failed to occur.

         On October 8, 1997, the Company and certain creditors of Marvel announced a further proposal for the combination of the Company and Marvel (the "Combined Company"). In connection with the Joint Plan of Reorganization proposing the combination of the Company and Marvel (as since amended, the "Plan"), the Company stockholders, other than Marvel Characters, Inc., currently would receive approximately 41% of the common stock of the Combined Company (assuming the conversion of all preferred stock but not assuming any exercise of warrants) and the senior secured creditors of Marvel would receive a combination of cash and common and preferred securities issued by the Combined Company which (under the same assumptions) would represent approximately 40% of the common stock of the Combined Company. An investor group, in which Mr. Perlmutter is expected to be a participant, would purchase securities that (under the same assumptions) would represent approximately 19% of the common stock of the Combined Company. The Plan is being proposed by in excess of two-thirds in amount of Marvel's senior secured lenders and is supported by the Official Committee of the Unsecured Creditors of Marvel. Consummation of the Plan is subject to a number of conditions including approval of the Company's stockholders and the District Court. A hearing has been ordered by the District Court for May 4, 1998, to consider a motion by the Company to confirm the Plan. The Company currently anticipates that a meeting of the stockholders of the Company will be held in the second quarter of 1998 for the purpose of considering and voting upon approval of the Plan.

         In connection with any such meeting, the Company will distribute separate proxy materials describing the transactions contemplated by the Plan and the other circumstances in connection therewith. As part of the agreements setting forth the terms of the Plan, Messrs. Perlmutter and Arad have agreed to vote all shares of Common Stock owned by them in favor of the Plan.

         The Plan contemplates that for a period of 30 days after the confirmation of the Plan, the Company will cooperate in efforts to sell Marvel and the Company on a combined basis and that if a transaction can be arranged which would result in stockholders of the Company (other than Characters) receiving approximately $13.75 in exchange for each share of Common Stock held by them, the Company will be sold in that transaction. The Plan provides that any excess proceeds payable by the buyer in that transaction will not increase the amount to be received by holders of Common Stock, but instead will inure to the benefit of claimants in the Marvel bankruptcy.

                                 TOY BIZ, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                            Balance         Charged to Sales       Charged to                           Balance
                                         at Beginning         or Costs and           Other                              at End
         Description                       of Period            Expenses            Accounts        Deductions         of Period
         -----------                     ------------       -----------------       ---------       ----------         ---------
Year Ended December 31, 1995,
Allowances included in Accounts
Receivable, Net:

   Doubtful accounts                        $    516,000     $     443,000 (1)         --             $    443,000      $    516,000

   Advertising, markdowns,                     9,753,000        21,682,000 (2)         --               20,680,000        10,755,000
   returns, volume discounts,
   and other

Year Ended December 31, 1996,
Allowances included in Accounts
Receivable, Net:

   Doubtful accounts                             516,000               --  (1)         --                   31,000           485,000

   Advertising, markdowns,                    10,755,000        39,317,000 (2)         --               35,216,000        14,856,000
   returns, volume discounts,
   and other

Year Ended December 31, 1997,
Allowances included in Accounts
Receivable, Net:

   Doubtful accounts                             485,000           --                  --                   55,000           430,000

   Advertising, markdowns,                    14,856,000        55,746,000 (2)         --               41,215,000        29,387,000
   returns, volume discounts,
   and other

----------
  (1) Charged to costs and expenses.

  (2) Charged to sales.