Form 10-Q
period 1998-03-31
TOY BIZ INC
filed 1998-05-15
CIK 933730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

At May 1, 1998, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 27,746,127 shares of Class A Common Stock.

                                 TOY BIZ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                               March 31,    December 31,
                                                 1998       1997  *
                                             (unaudited)
                                            ------------ -------------
ASSETS
Current Assets:
  Cash and cash equivalents.............      $  7,910     $  7,596
  Accounts receivable, net..............        46,012       50,395
  Inventories, net......................        17,269       22,685
  Colorforms assets held for resale.....                      4,136
  Income tax receivable.................        17,542       17,542
  Deferred income taxes.................         7,494        7,494
  Prepaid expenses and other............        10,694        6,584
                                            ------------ -------------
     Total current assets...............       106,921      116,432

Notes receivable - long term............           375            -
Molds, tools and equipment, net.........        18,323       17,013
Product and package design costs, net...         7,895        7,616
Goodwill and other intangibles, net.....        10,107        9,305
                                            ------------ -------------
     Total assets.......................      $143,621     $150,366
                                            ============ =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................      $  4,431     $  5,354
  Accrued expenses and other............        12,133       25,031
  Borrowings under credit facility......        18,000       12,000
                                            ------------ -------------
     Total current liabilities..........        34,564       42,385
                                            ------------ -------------
Stockholders' equity:
  Common stock..........................           277          277
  Additional paid-in capital............        70,578       70,578
  Retained earnings.....................        38,202       37,126
                                            ------------ -------------
     Total stockholders' equity.........       109,057      107,981
                                            ------------ -------------
     Total liabilities and stockholders'      $143,621     $150,366
                                            ============ =============

  *Derived from the audited Financial Statements for the year ended December 31, 1997

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data
                                  (unaudited)

                                                    Three Months
                                                   Ended March 31,
                                               ---------------------
                                                1998         1997
                                               --------     --------
Net sales...............................       $42,641      $34,414

Cost of sales...........................        23,233       19,901
                                               --------     ---------
Gross profit............................        19,408       14,513

Operating expenses:

  Selling, general and administrative...        14,222       10,854
  Depreciation and amortization.........         3,304        2,894
                                               --------     ---------
     Total operating expenses...........        17,526       13,748
                                               --------     ---------
Operating income........................         1,882          765

Interest expense (income), net..........            67          (27)
                                               --------     ---------
  Income before provision for income tax         1,815          792

  Provision for income taxes............           739          317
                                               --------     ---------
Net income..............................       $ 1,076      $   475
                                               ========     =========

Basic and dilutive earnings per share...         $0.04        $0.02
                                               ========     =========
Weighted average number of common and common
  equivalent shares outstanding.........        27,746       27,756
                                               ========     =========



The accompanying Notes to Condensed Consolidated Financial Statement are an integral part of these statements.

                                   TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                 -----------------------
                                                    1998         1997
                                                 ----------   ----------
Cash flows from operating activities:
Net income.....................................   $  1,076     $  475
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization...............      3,304      2,894
   Changes in assets and liabilities:
    Decrease in accounts receivable, net.......      5,358     17,694
    Decrease (increase) in inventories,........      5,416     (3,042)
    Increase in prepaid expenses and other.....     (4,110)    (2,748)
    Decrease in accounts payable...............       (923)    (2,001)
    Decrease in accrued expenses and other
     activities ...............................    (12,898)   (10,079)
                                                 ----------   ----------
Total adjustments..............................     (3,853)     2,718
                                                 ----------   ----------
     Net cash (used in) provided by operating..     (2,777)     3,193
                                                 ----------   ----------
Cash flows from investing activities:
  Purchases of molds, tools and equipment .....     (3,501)    (3,930)
  Expenditures for product and package design
   costs ......................................     (1,226)      (960)
  Sale (acquisiton) of Colorforms assets.......      2,786     (4,160)
  Other investments............................       (968)       (22)
                                                 ----------   ----------
     Net cash used in investing activities ....     (2,909)    (9,072)
                                                 ----------   ----------
Cash flows from financing activities:
  Exercise of stock options....................         -         60
  Net borrowings under credit agreement........      6,000      5,000
                                                 ----------   ----------
     Net cash provided by financing activities.      6,000      5,060
                                                 ----------   ----------
Net increase (decrease) in cash................        314       (819)

Cash and cash equivalents, at beginning of
 period .......................................      7,596      6,022
                                                 ----------   ----------
Cash and cash equivalents, at end of period....     $7,910     $5,203
                                                 ==========   ==========
Supplemental disclosures of cash flow
 information:
   Interest paid during the period.............     $  221     $   26
   Income taxes, net paid during the period....     $1,951     $1,394

Other non-cash transactions:
  Accretion of preferred dividend..............          -     $   23


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

         1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Toy Biz, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of those for the full year ending December 31, 1998. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

         2. ACQUISITION & SALE OF COLORFORMS

         On March 25, 1997, pursuant to an Asset Purchase Agreement between the Company and Colorforms, Inc. ("Colorforms"), the Company acquired certain assets and assumed certain liabilities of Colorforms (the "Acquisition"). The purchase price was approximately $5.0 million, excluding fees and expenses. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase.


         During 1997, the Company concluded that Colorforms did not fit the Company's long-term strategy and the Company decided to dispose of this operation. On January 30, 1998, the Company sold Colorforms for approximately $4.35 million, of which $3.0 million was paid in cash and used to reduce the amounts due under the credit facility, with a promissory note representing the remainder of $1.35 million due in August, 1998 through May, 1999. The results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition to the date of sale.

                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


     3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                             MARCH 31,          DECEMBER 31,
                                                               1998                 1997
                                                          ----------------     ----------------
     Accounts receivable, net:

     Accounts receivable...............................      $73,008              $80,212
     Less allowances...................................      (26,996)             (29,817)
                                                          ----------------     ----------------
               Total...................................      $46,012              $50,395
                                                          ================     ================

     Inventories, net:

     Finished goods....................................      $13,241              $17,518
     Component parts, raw materials and
       work-in-process.................................        4,028                5,167
                                                          ----------------     ----------------
               Total...................................     $17,269               $22,685
                                                          ================     ================

     Goodwill and other intangibles, net:

     Goodwill..........................................      $9,453               $9,453
     Patents and other intangibles.....................       1,786                  818
     Less accumulated amortization.....................      (1,132)                (966)
                                                          ----------------     ----------------
               Total...................................     $10,107               $9,305
                                                          ================     ================

     Accrued expenses and other:

     Accrued advertising costs.........................      $3,155              $11,544
     Income taxes payable..............................       2,283                3,495
     Accrued inventory purchases.......................       2,584                4,909
     Other accrued expenses............................       4,111                5,083
                                                          ----------------     ----------------
               Total...................................     $12,133              $25,031
                                                          ================     ================

     4. EARNINGS PER SHARE


         In 1997, the Financial Accounting Standards Board issued Statement No.
128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per common share is computed by dividing net income, less the amount applicable to preferred dividends in the case of the first quarter of 1997, by the weighted average common shares outstanding during the year. All income per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.





                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         5. CHANGE OF CONTROL


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


         The reduction in Marvel's stockholder voting power from 78.4% to 26.6% resulted from the automatic conversion of all of the shares of class B common stock, par value $.01 per share ("Class B Common Stock"), of the Company held by Marvel into shares of class A common stock, par value $.01 per share ("Class
A Common Stock" and together with the Class B Common Stock, the "Common
Stock"), of the Company. Under the Stockholders' Agreement, by and among the Company, Marvel and the Company's two other principal stockholders, Isaac
Perlmutter (including two affiliates of Mr. Perlmutter) and Avi Arad, the loss of control of Marvel by Mr. Perelman triggered the automatic conversion of the shares of Class B Common Stock held by Marvel into an equal number of shares of Class A Common Stock. Prior to the conversion of its shares of Class B Common
Stock, which afforded Marvel ten votes per share, Marvel held approximately
78.4% of the voting power of the Company's Common Stock. As a result of the conversion, Marvel holds approximately 26.6% of the voting power of the Company, while Mr. Perlmutter and Mr. Arad each hold approximately 33.4% and 15%, respectively, of the voting power of the Company.

         The enforceability of the conversion provisions of the Stockholders'
Agreement has been disputed by the bankruptcy trustee appointed in the bankruptcy cases of the Marvel Holding Companies and by the equity committee of Marvel Holdings. Those parties maintain that Marvel continues to own shares of Class B Common Stock. On June 20, 1997, Marvel purported to exercise the 78.4% voting power associated with those shares to remove a majority of the Company's directors and to replace them with Marvel nominees. On June 23, 1997, the Company, Mr. Perlmutter, the two affiliates of Mr. Perlmutter






                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         5. CHANGE OF CONTROL (CONTINUED)

who were parties to the Stockholders' Agreement and Avi Arad commenced adversary proceedings in the Marvel bankruptcy cases against Marvel and Marvel
Holding Companies for a declaration that the Class B Common Stock owned of record by Marvel converted to Class A Common Stock on or before June 20, 1997, and that the incumbent board of the Company is the Company's duly constituted board and for an injunction enjoining those defendants from interfering with the proper and orderly functioning of the Company's incumbent board of directors. On March 30, 1998, the United States District Court for the District of Delaware (the "District Court") granted the Company's motion for summary judgement and directed the entry of a judgement declaring that as a result of the June 20, 1997 change of control of Marvel, the Class B Common Stock owned by Marvel converted, as of that date, into Class A Common Stock. Marvel filed an appeal of this determination to the United States Court of Appeals for the Third Circuit. This appeal is scheduled for hearing on June 11, 1998. On
May 12, 1998, an agreement, which is subject to the approval of the District
Court, was reached among the Company, John J. Gibbons, Chapter 11 trustee of Marvel (the "Trustee"), representatives of Marvel's senior secured lenders and certain other parties to settle this litigation as well as certain litigation commenced by Marvel against the Company, Marvel's senior secured lenders and such other parties. (See Part II Item 1).

         6. COMBINATION WITH MARVEL

         The Company and certain creditors of Marvel have announced a proposal for the combination of the Company and Marvel (the "Combined
Company"). In connection with the Joint Plan of Reorganization proposing the combination of the Company and Marvel (as since amended, the "Plan"), the Company stockholders, other than Marvel, would receive approximately 41% of the common stock of the Combined Company (assuming the conversion of all preferred stock to be issued by the Combined Company pursuant to the Plan but not assuming any exercise of warrants to be issued pursuant to the Plan and without regard to shares held by the Combined Company or its subsidiaries) and the senior secured lenders of Marvel would receive a combination of cash and common and preferred securities issued by the Combined
Company which (under the same assumptions) would represent approximately 40% of the common stock of the Combined Company. An investor group, in which Mr. Perlmutter is expected to be a participant, would purchase securities that (under the same assumptions) would represent approximately 19% of the common stock of the Combined Company. Under the Plan, holders of allowed unsecured claims of Marvel ("Unsecured Creditors") will receive (i) up to $8.0 million in cash and (ii) between 1. 0 million and 1.75 million warrants having a term of four years and entitling the holders to purchase common stock of the Combined Company at $17.25 per share. The exact amount of cash and warrants to be distributed to the Unsecured Creditors will be determined by reference to the aggregate amount of allowed unsecured claims. In addition, Unsecured Creditors will be entitled to receive distributions from any future recovery on certain litigation. The Plan is being proposed by in excess of two-thirds in amount of Marvel's senior secured lenders and is supported by the Official. Committee of the Unsecured Creditors of Marvel. Consummation of the Plan is subject to a number of conditions including approval of the Company's stockholders and the District Court. A hearing had been ordered by the District Court for May 4, 1998 to consider a motion by the Company to confirm the Plan; however, the hearing has been postponed pending the resolution of the hearing of the appeal on the corporate governance litigation commenced by the Company. In connection with the proposed settlement of this litigation as well as certain litigation brought by Marvel against the Company and others, a further amendment to the Plan has been proposed. (See Note 5 and Part II Item 1). The Company currently anticipates a meeting of the stockholders of the Company will be held in the third quarter of 1998 for the purpose of considering and voting upon approval of the Plan.

         In connection with any such meeting, the Company will distribute separate proxy materials describing the transactions contemplated by the Plan and the other circumstances in connection therewith. As part of the agreements setting forth the terms of the Plan, Messrs. Perlmutter and Arad have agreed to vote all shares of Common Stock owned by them in favor of the Plan.




                                 TOY BIZ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         6. COMBINATION WITH MARVEL (CONTINUED)

         The Plan contemplates that for a period of 30 days after the confirmation of the Plan, the Company will cooperate in efforts to sell Marvel and the Company on a combined basis and that if a transaction can be arranged which would result in stockholders of the Company (other than Marvel) receiving approximately $13.75 in exchange for each share of Common Stock held by them, the Company will be sold in that transaction. The Plan provides that any excess proceeds payable by the buyer in that transaction will not increase the amount to be received by holders of Common Stock, but instead will inure to the benefit of claimants in the Marvel bankruptcy.







          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of
Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimate", "believe", expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) developments in the Marvel bankruptcy proceedings (including the Company's proposal with respect thereto); (ii) a decrease in the level of media exposure or popularity of Marvel characters resulting in declining revenues of toys based on such characters; (iii) the lack of continued commercial success of properties owned by major entertainment companies that have granted the Company toy licenses;
(iv) consumer acceptance of new toy product introductions; (v) the impositon of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; (vi) changing consumer preferences; (vii) production delays or shortfalls; and (viii) general economic conditions.

GENERAL

         The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, activity and electronic toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets, and distributes its own line of proprietary toys in certain of these categories.
The Company believes that its business in the boys' toys category domestically and internationally continues to be negatively impacted as a result of the proceedings surrounding Marvel's bankruptcy. This includes decreased retailer interest in Marvel brand products and reduced consumer interest in these products due to reduced promotional activity by Marvel. The Company believes that the Marvel bankruptcy has had and will continue to have an adverse impact on the Company in various ways, including but not limited to, the following:
concerns among retailers about the future of the Marvel brand, the status of the Company due to Marvel's ownership of 26% of the Company's Common Stock and its claim that it continues to control the Company through its ownership of Class B Common Stock, potential impact on the Company's relationship with its distributors, difficulty in obtaining new licenses and excess legal and administrative expenses.

         On March 25, 1997, pursuant to an Asset Purchase Agreement between the
Company and Colorforms, the Company acquired certain assets and assumed certain liabilities of Colorforms. The purchase price was approximately $5.0 million, excluding fees and expenses. The Company utilized cash available under its credit facility to finance the Acquisition. The Acquisition was accounted for as a purchase. During 1997, the Company concluded that Colorforms did not fit the Company's long-term strategy and the Company decided to dispose of this operation. On January 30, 1998, the Company sold Colorforms for approximately
$4.35 million, of which $3.0 million was paid in cash and used to reduce the amounts due under the credit facility, with a promissory note representing the remainder of $1.35 million due in August, 1998 through May, 1999. The results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition to the date of sale.



RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared with the three months ended March
31, 1997

         The Company's net sales increased to approximately $42.6 million for the first quarter of 1998 from approximately $34.4 million in the first quarter of 1997. Net sales in the domestic boys' toys category increased approximately
$7.8 million to approximately $15.5 million in the first quarter of 1998 due primarily to continued sales of boys' accessories which were introduced in the second half of 1997 as well as increased sales of new action figure assortments. Net sales in the domestic girls' toys category increased approximately $3.7 million in the first quarter of 1998 to approximately $5.6 million due primarily to the introduction of the Lil' Splash 'n Shivers doll in the 1998 quarter, while no comparable products were introduced during the first quarter of 1997. Domestic activity toy and other product net sales increased approximately $900,000 to approximately $10.3 million. Net sales of product sold through the import division increased approximately $600,000 to approximately $5.5 million in the first quarter of 1998. International net sales, which includes international distribution and sub-licensing revenues, decreased approximately $4.8 million to approximately $5.7 million in the first quarter of 1998 as a result of reduced distribution of animated Marvel television shows in international markets. The Company believes that the reduced distribution of those shows is a result of the Marvel bankruptcy.

         Gross profit increased 34% to approximately $19.4 million for the first quarter of 1998 from approximately $14.5 million in the first quarter of 1997. Gross profit as a percentage of net sales increased to approximately 46% in the first quarter of 1998 from approximately 42% in the first quarter of 1997 due to changes in the Company's product mix and the effect of a lower percentage of international sales and sales from the import division during the 1998 period, both of which typically have lower gross margins than domestic sales.

         Selling, general and administrative expenses increased 31% to approximately $14.2 million (approximately 33% of net sales) in the first quarter of 1998 from approximately $10.9 million (approximately 32% of net sales) in the first quarter of 1997. The increase of approximately $3.4 million was due to increased advertising expenses as a result of additional promotional products in 1998 and increased royalties as a result of increased sales.

         Depreciation and amortization expense increased to approximately $3.3 million in the first quarter of 1998 from approximately $2.9 million in the first quarter of 1997. The increase of approximately $400,000 was primarily attributable to increased amortization expense resulting from an increased investment in product tooling to support the Company's expanded product line.

         The Company believes its sales and business continue to be adversely affected in the first quarter of 1998 by concerns among retailers as to the impact of the Marvel bankruptcy. While the Company is attempting to address these concerns, to the extent they are not alleviated, it can be expected that they will continue to adversely affect demand for the Company's products.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $2.8 million in the first quarter of 1998, while net cash provided by operating activities was approximately $3.2 million in the first quarter of 1997. This change results primarily from an increase in domestic receivables related to higher domestic sales in the first quarter of 1998 on standard credit terms as compared to the 1997 period which had a higher percentage of international sales which generally provide for faster collection of receivables. This change was partially offset by a decrease in inventory levels.



         In March, 1998, the Company and The Chase Manhattan Bank entered into an amendment to the Company's revolving line of credit (the "Amended Credit
Facility") extending the duration of the credit facility and modifying its terms. The Amended Credit Facility provides that the Company can borrow an aggregate amount of up to $20.0 million (increasing during October through mid-November 1998 to up to $29.0 million), subject to certain borrowing base limitations based upon the level of the Company's receivables and inventory.
Substantially all of the assets of the Company continue to be pledged to secure borrowings under the Amended Credit Facility. Borrowings under the Amended
Credit Facility bear interest at either The Chase Manhattan Bank's alternative base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% with respect to base rate loans and 2% with respect to Eurodollar loans. The Amended Credit Facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the Amended
Credit Facility. The Company had $4.0 million in outstanding borrowings under the Amended Credit Facility as of May 11, 1998. The Amended Credit Facility is scheduled to expire in February 1999.

         The Amended Credit Facility contains various financial covenants, as well as restrictions, on new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. In addition, the Amended Credit Facility also requires that (a) the current board of directors or successors designated by them remain in office, (b) the Marvel license remain in effect and (c) Messrs.
Perlmutter and Arad continue to own at least 50% of the Common Stock held by them as of February 21, 1998. The Amended Credit Facility is not guaranteed by Marvel.

         The Company believes that it has sufficient funds available from cash and cash equivalents, operating activities and borrowings under the Amended
Credit Facility to meet peak working capital needs and capital expenditure requirements.


PART II.         OTHER INFORMATION.

ITEM 1.          LEGAL PROCEEDINGS.

                 On May 12, 1998, the Company and Marvel announced that an agreement, subject to District Court approval had been reached among the Company, the Trustee, representatives of Marvel's Senior Secured Lenders and certain other parties to settle litigation commenced by Marvel against the Company, Marvel's Senior Secured Lenders and those other parties as well as litigation commenced by the Company against Marvel. See Note 5 to the Condensed Consolidated
                 Financial Statements of the Company included elsewhere in this Report on Form 10-Q. On March 30, 1998, the District
                 Court entered a judgment declaring that the supervoting rights associated with the Class B Common Stock owned by Marvel, which enabled Marvel to control the board, terminated on June 20, 1997 when Carl C. Icahn took control of Marvel.
                 This judgment has been appealed by the Trustee and others to the United States Court of Appeals for the Third Circuit. On
                 April 13, 1998, the Court of Appeals stayed, pending the outcome of the appeals, the previously scheduled confirmation hearing on the Plan that had been proposed by the Company and Marvel's Senior Secured Lenders.

                 If the settlement agreement is approved by the District Court, the Trustee has agreed to seek to have the stay of the confirmation hearing vacated, to defer consideration of the appeals and to move to dismiss all appeals upon consummation of the Plan. Under the terms of the proposed settlement agreement, the Trustee, the Senior Secured Lenders of Marvel, and others will exchange releases, including releases from the lawsuit commenced by Marvel. The lawsuit was commenced by Marvel when it was controlled by the Icahn interests against the Senior Secured Lenders, the Company and others.
                 Among the parties against whom Marvel brought its lawsuit are Ronald O. Perelman and certain of his affiliates and associates, who are not being released. The proposed settlement also provides for the amendment of the Plan so that Marvel equityholders and entities entitled to securities litigations claims will receive three series of warrants upon consummation of the amended Plan entitling them to purchase common and convertible/exchangeable preferred stock to be issued by the Combined Company. The first series of four million warrants will have a term of six months and will allow the recipients to purchase common stock in the Combined Company at a price of $12.00 per share (subject to increase based on the issuance date of the warrants). The second series of three million warrants will have a term of six months and will allow the recipients to purchase convertible/exchangeable preferred stock in the Combined
                 Company at a price of $10.65 per share (also subject to increase based on the issuance date of the warrants). The final series of five million warrants will have a term of four years and will allow the recipients to purchase common stock in the Combined Company at a price of $18.50 per share.
                 Finally, the equity holders and class securities litigation claimants will be entitled to receive distributions from any recovery on certain future litigation. The proposed amendment to the Plan does not affect the terms of the Plan regarding the distributions to be made to Marvel's Senior Secured or Unsecured Lenders or the Company's stockholders.

                 In addition to the approval of the District Court, the agreement is subject to the approval of the Senior Secured
                 Lenders that have agreed to support the Plan. The company expects to receive the Senior Secured Lenders approval shortly and will be seeking court approval of the settlement together with the Trustee expeditiously.
                 The agreement is subject to confirmation of the amended Plan by June 30, 1998, which will require the Court of Appeals to lift its stay, and consummation of the amended Plan by August 15, 1998. The Trustee has the right to terminate the agreement prior to the confirmation of the amended Plan for the purpose of accepting an alternative transaction involving the sale of Marvel, but only if the Trustee determines that the alternative transaction will provide greater recoveries to the Senior Secured Lenders and Marvel's unsecured creditors and equityholders and the transaction provides that the pending dispute involving the conversion of the Class B
                 Common Stock is resolved in favor of the Company, or the alternative transaction provides for payment in full in cash to the Senior Secured Lenders and Marvel's debtor in possession lenders.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.
                 (a) Exhibits

                     10.32     Sixth Amendment to the Credit Agreement
                               between the Company and The Chase Manhattan
                               Bank, as administrative agent for the banks, dated as of March 25, 1998.

                     10.33     Stipulation and Agreement of Settlement, among
                               John J. Gibbons, Chapter 11 Trustee of Marvel, the Company and other parties thereto, dated
                               May 12, 1998.

                 (b) Reports on Form 8-K

                     None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                    TOY BIZ, INC.

                                                    (Registrant)

Dated:  May 13, 1998                         By:   /s/David J. Fremed
                                                 -------------------------------
                                                      David J. Fremed
                                                      Chief Financial Officer
                                                      and Treasurer

                                       13





