Form 10-Q
period 1998-06-30
TOY BIZ INC
filed 1998-08-14
CIK 933730

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638


                                 TOY BIZ, INC.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)


     DELAWARE                                               13-3711775
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



685 THIRD AVENUE, NEW YORK, NY                      10017
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                                 212-588-5100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___
    ---

At August 1, 1998 the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 27,746,127 shares of Class A Common Stock.

                                 TOY BIZ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                     June 30,     December 31,
                                                       1998          1997 *
                                                    (unaudited)
                                                    ----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents.......................    $  2,672      $  7,596
  Accounts receivable, net........................      58,662        50,395
  Inventories, net................................      27,620        22,685
  Colorforms assets held for resale...............           -         4,136
  Income tax receivable...........................       1,065        17,542
  Deferred income taxes...........................       9,341         7,494
  Prepaid expenses and other......................      11,838         6,584
                                                    ----------    ----------

     Total current assets.........................     111,198       116,432

Molds, tools and equipment, net...................      17,883        17,013
Product and package design costs, net.............       7,331         7,616
Goodwill and other intangibles, net...............      10,566         9,305
                                                    ----------    ----------

     Total assets.................................    $146,978      $150,366
                                                    ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................    $  3,708      $  5,354
  Accrued expenses and other......................      23,107        25,031
  Borrowings under credit facility................       9,000        12,000
                                                    ----------    ----------

     Total current liabilities....................      35,815        42,385
                                                    ----------    ----------

Stockholders' equity:
  Common stock....................................         277           277
  Additional paid-in capital......................      70,578        70,578
  Retained earnings...............................      40,308        37,126
                                                    ----------    ----------

     Total stockholders' equity...................     111,163       107,981
                                                    ----------    ----------

     Total liabilities and stockholders' equity...    $146,978      $150,366
                                                    ==========    ==========

          * Derived from the audited Financial Statements for the year ended December 31, 1997.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                             Three Months                  Six Months
                                                             Ended June 30,               Ended June 30,
                                                       -------------------------     -------------------------
                                                          1998           1997           1998           1997
                                                       ----------     ----------     ----------     ----------
Net sales..........................................      $48,675        $34,452        $91,316        $68,866

Cost of sales......................................       25,780         22,257         49,013         42,158
                                                       ----------     ----------     ----------     ----------

Gross profit.......................................       22,895         12,195         42,303         26,708

Operating expenses:

  Selling, general and administrative..............       14,469         16,976         28,691         27,830
  Depreciation and amortization....................        4,819          3,895          8,123          6,789
                                                       ----------     ----------     ----------     ----------

     Total operating expenses......................       19,288         20,871         36,814         34,619
                                                       ----------     ----------     ----------     ----------


Operating income (loss)............................        3,607         (8,676)         5,489         (7,911)

Interest expense, net..............................           56            100            123             73
                                                       ----------     ----------     ----------     ----------

  Income (loss) before provision (benefit)
    for income taxes...............................        3,551         (8,776)         5,366         (7,984)

  Provision (benefit) for income taxes.............        1,445         (3,510)         2,184         (3,193)
                                                       ----------     ----------     ----------     ----------

Net income (loss)..................................      $ 2,106        ($5,266)       $ 3,182        ($4,791)
                                                       ==========     ==========     ==========     ==========


Basic and dilutive earnings (loss) per share.......      $  0.08         ($0.19)       $  0.11         ($0.17)
                                                       ==========     ==========     ==========     ==========


Weighted average number of common and
  common equivalent shares outstanding,
  (in thousands)...................................       27,746         27,746         27,746         27,745
                                                       ==========     ==========     ==========     ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                                  Six Months
                                                                 Ended June 30,
                                                            -----------------------
                                                                 1998         1997
                                                            ----------   ----------
Cash flows from operating activities:
Net income (loss)........................................       $3,182      ($4,791)
                                                            ----------   ----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization.........................        8,123        6,789
   Deferred income taxes.................................       (1,847)           -
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable net.......       (6,917)      13,534
    Increase in inventories, net.........................       (4,935)      (4,483)
    Decrease in income tax receivable....................       16,477            -
    Increase in prepaid expenses and other...............       (5,254)      (1,208)
    (Decrease) increase in accounts payable..............       (1,646)       1,667
    Decrease in accrued expenses and other...............       (1,924)     (11,231)
                                                            ----------   ----------

Total adjustments........................................        2,077        5,068
                                                            ----------   ----------

     Net cash provided by operating activities...........        5,259          277
                                                            ----------   ----------

Cash flows from investing activities:
  Purchases of molds, tools and equipment................       (5,898)      (7,443)
  Expenditures for product and package design costs......       (2,437)      (2,260)
  Sale (acquisition) of Colorforms assets................        2,786       (3,947)
  Other investments......................................       (1,634)         (93)
                                                            ----------   ----------

     Net cash used in investing activities...............       (7,183)     (13,743)
                                                            ----------   ----------

Cash flows from financing activities:
  Exercise of stock options..............................            -           60
  Net (repayments) borrowings under credit agreement.....       (3,000)      12,000
                                                            ----------   ----------

     Net cash (used in) provided by financing activities.       (3,000)      12,060
                                                            ----------   ----------

Net decrease in cash.....................................       (4,924)      (1,406)

Cash and cash equivalents, at beginning of period........        7,596        6,022
                                                            ----------   ----------

Cash and cash equivalents, at end of period..............      $ 2,672     $  4,616
                                                            ==========   ==========

Supplemental disclosures of cash flow information:
   Interest paid during the period.......................      $   418     $    287
   Income taxes, net (refunded) paid during the period...     ($12,679)    $  1,394

Other non-cash transactions:
  Accretion of preferred dividend........................            -     $     47

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (unaudited)


     1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Toy Biz, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of those for the full year ending December 31, 1998. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.


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

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (unaudited)

     3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                     JUNE 30,            DECEMBER 31,
                                                                       1998                  1997
                                                                 ----------------      ----------------
           Accounts receivable, net:

             Accounts receivable..............................            $70,824               $80,212
             Less allowances..................................            (12,162)              (29,817)
                                                                 ----------------      ----------------
                 Total........................................            $58,662               $50,395
                                                                 ================      ================

           Inventories, net:

             Finished goods...................................            $22,520               $17,518
             Component parts, raw materials and
                work-in-process...............................              5,100                 5,167
                                                                 ----------------      ----------------
                 Total........................................            $27,620               $22,685
                                                                 ================      ================

           Goodwill and other intangibles, net:

             Goodwill. .......................................             $9,453                $9,453
             Patents and other intangibles....................              2,452                   818
             Less accumulated amortization....................             (1,339)                 (966)
                                                                 ----------------      ----------------
                 Total........................................            $10,566                $9,305
                                                                 ================      ================

           Accrued expenses and other:

             Accrued inventory purchases......................            $12,257                $4,909
             Accrued advertising costs........................                787                11,544
             Income taxes payable.............................              3,728                 3,495
             Other accrued expenses...........................              6,335                 5,083
                                                                 ----------------      ----------------
                 Total........................................            $23,107               $25,031
                                                                 ================      ================

     4.   EARNINGS PER SHARE

          In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per common share is computed by dividing net income, less the amount applicable to preferred dividends in the case of the first half of 1997, by the weighted average common shares outstanding during the year. All income per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


    5.CHANGE OF CONTROL

     On June 20, 1997, as a result of proceedings in the bankruptcy cases of Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel (Parent)"), Marvel III Holdings Inc. ("Marvel III" and together with Marvel Holdings and Marvel (Parent), the "Marvel Holding Companies") and Marvel and certain of its subsidiaries, all of which are currently pending in the United States District Court for the District of Delaware, creditors of the Marvel Holding Companies (the "Marvel Holding Companies Creditors") obtained the right to vote the shares of the common stock of Marvel which had been pledged to secure indebtedness held by them to replace Marvel's board of directors with persons nominated by the Marvel Holding Companies Creditors. Accordingly, on June 20, 1997, the board of directors of Marvel Holdings, which was previously elected by the Marvel Holding Companies Creditors, voted its majority of Marvel's common stock to elect a new board of directors of Marvel. As a result of the proceedings in those bankruptcy cases, culminating in the election of nine new members to Marvel's board of directors replacing Ronald O. Perelman and the other then incumbent directors of Marvel, Marvel's voting power as a stockholder of the Company was reduced from approximately 78.4% to approximately 26.6%. With this reduction in voting power, Marvel lost the ability to control, subject to the terms of the Stockholders' Agreement, dated as of March 2, 1995 (the "Stockholders' Agreement"), the election of directors to the Company's board of directors and to control the affairs and operations of the Company.

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

     The enforceability of the conversion provisions of the Stockholders' Agreement was disputed by John J. Gibbons, the Chapter 11 trustee appointed in the Marvel bankruptcy (the "Trustee") and by various other parties. Those parties maintained that Marvel continued to own shares of Class B Common Stock. On June 20, 1997, Marvel purported to exercise the 78.4% voting power associated with those shares to remove a majority of the Company's directors and to replace them with Marvel nominees. On June 23, 1997, the Company, Mr. Perlmutter, the two affiliates of Mr. Perlmutter

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


    5.CHANGE OF CONTROL (continued)

who were parties to the Stockholders' Agreement and Avi Arad commenced adversary proceedings in the Marvel bankruptcy cases against Marvel and the Marvel Holding Companies for a declaration that the Class B Common Stock owned of record by Marvel converted to Class A Common Stock on or before June 20, 1997, and that the incumbent board of the Company is the Company's duly constituted board and for an injunction enjoining those defendants from interfering with the proper and orderly functioning of the Company's incumbent board of directors. On March 30, 1998, the United States District Court for the District of Delaware (the "District Court") granted the Company's motion for summary judgement and directed the entry of a judgement declaring that as a result of the June 20, 1997 change of control of Marvel, the Class B Common Stock owned by Marvel converted, as of that date, into Class A Common Stock. The Trustee and various other parties filed an appeal of this determination to the United States Court of Appeals for the Third Circuit. On May 12, 1998, an agreement was reached among the Company, the Trustee, representatives of Marvel's senior secured lenders and certain other parties to settle this litigation as well as certain litigation commenced by Marvel against the Company, Marvel's senior secured lenders and such other parties. This settlement agreement was reached in connection with the Joint Plan of Reorganization proposing the combination of the Company and Marvel (as since amended, the "Plan"). (See Note 6 and Part II
Item 1).

    6.COMBINATION WITH MARVEL

     The Plan contemplates the combination of the Company and Marvel (the "Combined Company"). In connection with the Plan, the Company stockholders, other than Marvel, would receive approximately 40% of the outstanding common stock of the Combined Company (assuming the conversion of all preferred stock to be issued by the Combined Company pursuant to the Plan but not assuming any exercise of warrants to be issued pursuant to the Plan) and the senior secured lenders of Marvel would receive a combination of cash and common and preferred securities issued by the Combined Company which (under the same assumptions) would represent approximately 42% of the common stock of the Combined Company. Investors, including Mr. Perlmutter would purchase securities that (under the same assumptions) would represent approximately 18% of the common stock of the Combined Company. Under the Plan, holders of allowed unsecured claims of Marvel ("Unsecured Creditors") will receive (i) up to $8.0 million in cash and (ii) between 1.0 million and 1.75 million warrants having a term of four years and entitling the holders to purchase common stock of the Combined Company at $17.25 per share. The exact amount of cash and warrants to be distributed to the Unsecured Creditors will be determined by reference to the aggregate amount of allowed unsecured claims. In addition, Unsecured Creditors will be entitled to receive distributions from any future recovery on certain litigation. Finally, the Plan provides that three series of warrants (the "Stockholder Warrants") will be distributed to holders of shares of Marvel common stock, to holders of certain class securities litigation claims arising in connection with the purchase and sale of Marvel common stock and to LaSalle National Bank. The Stockholder Warrants consist of (a) three-year warrants to purchase 4.0 million shares of common stock in the Combined

                                 TOY BIZ, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


    6.COMBINATION WITH MARVEL (continued)

Company at $12.00 per share, (b) six-month warrants to purchase 3.0 million shares of preferred stock to be issued by the Combined Company for $10.65 per share and (c) four-year warrants to purchase 7.0 million shares of common stock in the Combined Company at $18.50 per share. The recipients of the Stockholder Warrants will also be entitled to receive distributions from any future recovery on certain litigation. Certain other cash distributions are also provided for by the Plan in connection with settling the disputes arising out of Marvel's bankruptcy. The Plan was proposed by in excess of two-thirds in amount of Marvel's senior secured lenders and is supported by the Trustee, the Official Committee of the Unsecured Creditors of Marvel and the Official Committee of Marvel Equity Holders. The Plan was approved by the District Court on July 31, 1998. Consummation of the Plan is subject to a number of conditions including approval of the Company's stockholders. The Company has called a meeting of the stockholders of the Company for September 11, 1998 for the purpose, among other things, of considering and voting upon approval of the transactions contemplated by the Plan. In connection with the scheduled meeting, the Company has distributed proxy materials describing the transactions contemplated by the Plan and the other circumstances in connection therewith. As part of the agreements setting forth the terms of the Plan, Messrs. Perlmutter and Arad have agreed to vote all shares of Common Stock owned by them in favor of the Plan.

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


GENERAL

     The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, activity and electronic toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets, and distributes its own line of proprietary toys in certain of these categories. The Company believes that its business in the boys' toys category domestically and internationally continues to be negatively impacted as a result of the proceedings surrounding Marvel's bankruptcy. This includes decreased retailer interest in Marvel brand products and reduced consumer interest in these products due to reduced promotional activity by Marvel. The Company believes that the Marvel bankruptcy has had and until consummation of the Company's proposal to combine with Marvel will continue to have an adverse impact on the Company in various ways, included but not limited to, the following: concerns among retailers about the future of the Marvel brand, the status of the Company due to Marvel's ownership of 26% of the Company's Common Stock, potential impact on the Company's relationship with its distributors, difficulty in obtaining new licenses and excess legal and administrative expenses.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared with the three months ended June 30,
------------------------------------------------------------------------------
1997
----

     The Company's net sales increased to approximately $48.7 million for the three months ended June 30, 1998 from approximately $34.5 million in the 1997 period. Net sales in the domestic boys' toys category increased approximately $1.4 million to approximately $7.7 million in the second quarter of 1998. The Company believes that this category continues to be adversely affected due to concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand and the reduced level of media exposure of the Marvel characters. Net sales in the domestic girls' toys category increased approximately $3.7 million in the second quarter of 1998 to approximately $6.0 million due primarily to initial shipments of the new 1998 dolls in the second quarter of 1998, while new product introductions for 1997 did not begin substantial shipments until after the second quarter of 1997. Domestic activity toy and other product net sales increased approximately $2.4 million to approximately $6.3 million in the 1998 period due primarily to shipments of product related to the Godzilla feature film released in 1998. This increase was partially offset by a reduction in sales of ride-on product. Net sales of product sold through the import division increased approximately $10.1 million to approximately $20.3 million in the second quarter of 1998, also due primarily to shipments of Godzilla product in the 1998 period. International net sales, which includes international distribution and sub-licensing revenues, decreased approximately $5.4 million to approximately $8.4 million in the second quarter of 1998 as a result of reduced distribution of animated Marvel television shows in international markets. The Company believes that the reduced distribution of these shows is a result of the Marvel bankruptcy. The Company recorded an additional $2.0 million of sales allowances in the 1997 period, which did not recur in the 1998 period, related to the impact of the Marvel bankruptcy on the Company's relationships with its distributors.

     Gross profit increased 88% to approximately $22.9 million for the second quarter of 1998 from approximately $12.2 million in the second quarter of 1997. Gross profit as a percentage of net sales increased to approximately 47% in the second quarter of 1998 from approximately 35% in the second quarter of 1997. This increase was due primarily to additional sales allowances in the 1997 period that resulted from retailers concerns over Marvel's bankruptcy and its effect on the Company.

     Selling, general and administrative expenses decreased 15% to approximately $14.5 million (approximately 30% of net sales) in the second quarter of 1998 from approximately $17.0 million (approximately 49% of net sales) in the second quarter of 1997. The decrease was primarily due to approximately $4.6 million of additional professional fees expensed in the 1997 period due to the Marvel bankruptcy. That decrease was offset by approximately $2.1 million in royalties and advertising expenses in the 1998 period as a result of an increase of sales during that period.

     Depreciation and amortization expense increased to approximately $4.8 million in the second quarter of 1998 from approximately $3.9 million in the second quarter of 1997. The increase of approximately $900,000 was primarily attributable to increased amortization expense resulting from an increased investment in product tooling and design costs to support the Company's expanded product line.

     The Company believes its sales and business continued to be adversely affected in the second quarter of 1998 by concerns among retailers as to the impact of the Marvel bankruptcy. While the Company is attempting to address these concerns, to the extent they are not alleviated, it can be expected that they will continue to adversely affect demand for the Company's products.

Six months ended June 30, 1998 compared with the six months ended June 30, 1997
-------------------------------------------------------------------------------

     The Company's net sales increased to approximately $91.3 million for the six months ended June 30, 1998 from approximately $68.9 million in the 1997 period. Net sales in the domestic boys' toys category increased approximately $8.7 million to approximately $23.1 million in the first six months of 1998 due primarily to continued sales of boys' accessories in early 1998 which were introduced in the second half of 1997. The Company believes that this category continues to be adversely affected due to concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand and the reduced level of media exposure of the Marvel characters. Net sales in the domestic girls' toys category increased approximately $7.4 million in the six months ended June 30, 1998 to approximately $11.6 million due primarily to the introduction of the Lil' Splash 'n Shivers doll in early 1998 and to initial shipments of the other new 1998 dolls in the first half of 1998, while new product introductions for 1997 did not begin substantial shipments until the second half of 1997. Domestic activity toy and other product net sales increased approximately $3.4 million to approximately $16.5 million in the 1998 period due primarily to shipments of product related to the Godzilla feature film released in 1998. Net sales of product sold through the import division increased approximately $11.3 million to approximately $25.8 million in the first six months of 1998, also due primarily to shipments of Godzilla product in the 1998 period. International net sales, which includes international distribution and sub-licensing revenues, decreased approximately $10.3 million to approximately $14.2 million in the first six months of 1998 as a result of reduced distribution of animated Marvel television shows in international markets. The Company believes that the reduced distribution of these shows is a result of the Marvel bankruptcy. The Company recorded an additional $2.0 million of sales allowances in the 1997 period, which did not recur in the 1998 period, related to the impact of the Marvel bankruptcy on the Company's relationships with its distributors.

     Gross profit increased 58% to approximately $42.3 million for the six months ended June 30, 1998 from approximately $26.7 million in the six months ended June 30, 1997. Gross profit as a percentage of net sales increased to approximately 46% in the first half of 1998 from approximately 39% in the first half of 1997 due primarily to additional sales allowances in the 1997 period that resulted from retailers concerns over Marvel's bankruptcy and its effect on the Company.

     Selling, general and administrative expenses increased 3% to approximately $28.7 million (approximately 31% of net sales) in the six months ended June 30, 1998 from approximately $27.8 million (approximately 40% of net sales) in the six months ended June 30, 1997. Approximately $5.6 million of the increase was due to an increase in advertising expenses as a result of additional promotional products in the 1998 period and increased royalties as a result of increased sales. This was offset by approximately $4.6 million in professional fees expensed in the 1997 period due to the Marvel bankruptcy.

       Depreciation and amortization expense increased to approximately $8.1 million in the first half of 1998 from approximately $6.8 million in the first half of 1997. The increase of approximately $1.3 million was primarily attributable to increased amortization expense resulting from an increased investment in product tooling and design costs to support the Company's expanded product line.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was approximately $5.3 million in the six months ended June 30, 1998, while net cash provided by operating activities was approximately $300,000 in the six months ended June 30, 1997. The increase was due primarily to an increase of $8.0 million in net income when comparing the 1998 period to the 1997 period, the collection of a $16.5 million tax receivable in the 1998 period and a reduction in the decrease in accrued expenses in the 1998 period offset by an increase in accounts receivable resulting from increased sales in the 1998 period and an increase in prepaid expenses in the 1998 period.

     In March, 1998, the Company and The Chase Manhattan Bank entered into an amendment to the Company's revolving line of credit (the "Amended Credit Facility") extending the duration of the credit facility and modifying its terms. The Amended Credit Facility provides that the Company can borrow an aggregate amount of up to $20.0 million (increasing during October through mid-November 1998 to up to $29.0 million), subject to certain borrowing base limitations based upon the level of the Company's receivables and inventory. Substantially all of the assets of the Company continue to be pledged to secure borrowings under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at either The Chase Manhattan Bank's alternative base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% with respect to base rate loans and 2% with respect to Eurodollar loans. The Amended Credit Facility requires the Company to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the Amended Credit Facility. The Company had $15.0 million in outstanding borrowings under the Amended Credit Facility as of August 10, 1998. The Amended Credit Facility is scheduled to expire in February 1999.

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

     If the Plan is consummated, the Company expects that the Combined Company will be required to incur approximately $200.0 million in long term debt, enter into a new $50.0 million working capital facility and sell $90.0 million in new, 8% convertible exchangeable preferred stock ("8% Preferred Stock"). The Combined Company will also be required to issue additional shares of 8% Preferred Stock, common Stock and warrants to creditors and stockholders of Marvel.

     The Company believes that it has sufficient funds available from cash and cash equivalents, operating activities and borrowings under the Amended Credit Facility to meet peak working capital needs and capital expenditure requirements.

PART II.         OTHER INFORMATION.

ITEM 1.          LEGAL PROCEEDINGS.

On May 12, 1998, the Company and Marvel announced that an agreement, approved by the District Court on June 25, 1998, had been reached among the Company, the Trustee, representatives of Marvel's Senior Secured Lenders and certain other parties to settle litigation commenced by Marvel against the Company, Marvel's Senior Secured Lenders and those other parties as well as litigation commenced by the Company against Marvel. (See Note 5 to the Condensed Consolidated Financial Statements of the Company included elsewhere in this Report on Form 10-Q). This settlement agreement was reached in connection with the Plan. (See
Note 6 to the Condensed Consolidated Financial Statements of the Company included elsewhere in this Report on Form 10-Q). Under the terms of the settlement agreement, the Trustee, the Senior Secured Lenders of Marvel, and others will exchange releases, including releases from the lawsuit commenced by Marvel. The lawsuit was commenced by Marvel when it was controlled by the Icahn interests against the Senior Secured Lenders, the Company and others. Among the parties against whom Marvel brought its lawsuit are Ronald O. Perelman and certain of his affiliates and associates, who are not being released. As approved by the District Court on July 31, 1998, the Plan provides that Marvel equityholders and entities entitled to securities litigations claims will receive three series of warrants upon consummation of the Plan entitling them to purchase common stock and 8% Preferred Stock to be issued by the Combined Company. The first series of four million warrants will have a term of three years and will allow the recipients to purchase common stock in the Combined Company at a price of $12.00 per share. The second series of three million warrants will have a term of six months and will allow the recipients to purchase 8% Preferred Stock in the Combined Company at a price of $10.65 per share (subject to increase based on the issuance date of the warrants). The final series of seven million warrants will have a term of four years and will allow the recipients to purchase common stock in the Combined Company at a price of $18.50 per share. Finally, the equity holders and class securities litigation claimants will be entitled to receive distributions from any recovery on certain future litigation.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.
                 (a)   Exhibits

                       Exhibit 27  Financial Data Schedule

                 (b)   Reports on Form 8-K

                       None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 TOY BIZ, INC.
                                 (Registrant)


Dated:  August 14, 1998                      By:  /s/ David J. Fremed
                                                --------------------------------
                                                      David J. Fremed
                                                      Chief Financial Officer
                                                      and Treasurer