Form 10-Q
period 1998-09-30
MARVEL ENTERPRISES INC
filed 1998-11-16
CIK 933730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.
--------------------------------------------------------------------------------
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

                                 TOY BIZ, INC.
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

At November 1, 1998, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 33,452,127 shares of common stock.

                            MARVEL ENTERPRISES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SEPTEMBER      DECEMBER
                                                                       30,           31,
                                                                    1998/*/       1997/**/
                                                                -----------------------------
ASSETS
Current assets:
     Cash and cash equivalents................................         $ 29,802      $  7,596
     Accounts receivable, net.................................           64,723        50,395
     Inventories, net.........................................           42,750        22,685
     Assets held for sale.....................................               --         4,136
     Income tax receivable....................................            1,065        17,542
     Deferred income taxes....................................           10,920         7,494
     Deferred financing fees..................................           10,375            --
     Prepaid expenses and other...............................            4,824         6,584
                                                                -----------------------------
          Total current assets................................          164,459       116,432

Molds, tools and equipment, net...............................           19,686        17,013
Product and package design costs, net.........................            6,374         7,616
Goodwill and other intangibles, net...........................          543,919         9,305
Other assets..................................................            5,924            --
                                                                -----------------------------
          Total assets........................................         $740,362      $150,366
                                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................         $ 17,597      $  5,354
     Accrued expenses and other...............................          105,619        25,031
     Borrowings under credit facility.........................               --        12,000
     Note payable.............................................          200,000            --
                                                                -----------------------------
          Total current liabilities...........................          323,216        42,385
                                                                -----------------------------
Long-term liabilities:
     Panini liability.........................................           27,000             -
     Other long-term liabilities..............................            5,573             -
                                                                -----------------------------
          Total long-term liabilities.........................           32,573             -
                                                                -----------------------------
Total liabilities.............................................          355,789        42,385

Redeemable cumulative convertible exchangeable
  preferred stock.............................................          169,000            --

Stockholders' equity:
     Common stock.............................................              408           277
     Additional paid-in capital...............................          215,035        70,578
     Retained earnings........................................           33,085        37,126
                                                                -----------------------------
          Total stockholders' equity before treasury stock....          248,528       107,981
                                                                -----------------------------
     Treasury stock...........................................          (32,955)           --
                                                                -----------------------------
          Total stockholders' equity including
            treasury stock....................................          215,573       107,981
                                                                -----------------------------
          Total liabilities, redeemable preferred stock,
            stockholders' equity and treasury stock...........         $740,362      $150,366
                                                                =============================

/*/ Gives effect to the Company's acquisition on October 1, 1998 of Marvel Entertainment Group, Inc. (See/ Notes 1&2).
/**/ Derived from the Company's audited Financial Statements for the year ended December 31, 1997.

 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS            NINE MONTHS
                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ---------------------------------------------
                                                      1998        1997       1998        1997
                                                  ---------------------------------------------

Net sales.....................................      $ 65,045   $  40,765   $156,361   $ 109,631
Cost of sales.................................        38,745      30,520     87,758      72,678
                                                  ---------------------------------------------
Gross profit..................................        26,300      10,245     68,603      36,953

Operating expenses:

 Selling, general and administrative..........        32,234      22,454     60,925      50,284
 Depreciation and amortization................         6,035       6,296     14,158      13,085
                                                  ---------------------------------------------
     Total operating expenses.................        38,269      28,750     75,083      63,369
                                                  ---------------------------------------------
Operating loss................................       (11,969)    (18,505)    (6,480)    (26,416)
Interest expense, net.........................           212         194        335         267
                                                  ---------------------------------------------
 Loss before income taxes.....................       (12,181)    (18,699)    (6,815)    (26,683)
 Income tax benefit...........................        (4,958)     (7,480)    (2,774)    (10,673)
                                                  ---------------------------------------------
Net loss......................................       ($7,223)   ($11,219)   ($4,041)   ($16,010)
                                                  =============================================
Basic and dilutive loss per share.............        ($0.26)     ($0.41)    ($0.15)     ($0.58)
                                                  =============================================
Weighted average number of basic and dilutive
 shares outstanding, (in thousands)...........        27,746      27,746     27,746      27,746
                                                  =============================================



 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                            -----------------------------
                                                                                  1998             1997
                                                                            -----------------------------
Cash flows from operating activities:
Net loss................................................................         ($4,041)        ($16,010)
                                                                            -----------------------------
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization........................................          14,158           13,085
   Benefit for deferred income taxes....................................          (1,847)          (1,065)
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable, net......................          (2,178)          17,691
   Increase in inventories, net.........................................         (10,914)          (5,185)
   Decrease (increase) in income tax receivable.........................          16,477           (9,340)
   Decrease in prepaid expenses and other...............................           2,960              421
   Decrease in accounts payable.........................................          (1,245)          (1,207)
   (Decrease) increase in accrued expenses and other....................          (2,153)           8,943
                                                                            -----------------------------
Total adjustments.......................................................          15,258           23,343
                                                                            -----------------------------
      Net cash provided by operating activities.........................          11,217            7,333
                                                                            -----------------------------
Cash flows from investing activities:
   Acquisition of Marvel Entertainment Group, net of cash acquired......        (255,812)              --
   Purchases of molds, tools and equipment..............................          (8,610)         (11,473)
   Expenditures for product and package design costs....................          (3,697)          (3,403)
   Sale (acquisition) of Colorforms.....................................           2,786           (3,982)
   Other investments....................................................          (1,678)            (103)
                                                                            -----------------------------
      Net cash used in investing activities.............................        (267,011)         (18,961)
                                                                            -----------------------------
Cash flows from financing activities:
   Proceeds from bridge facility........................................         200,000               --
   Proceeds from preferred stock offering...............................          90,000               --
   Exercise of stock option.............................................              --               60
   Net (repayments) borrowings under credit facility....................         (12,000)          12,000
                                                                            -----------------------------
      Net cash provided by financing activities.........................         278,000           12,060
                                                                            -----------------------------
Net increase in cash and cash equivalents...............................          22,206              432
Cash and cash equivalents at beginning of period........................           7,596            6,022
                                                                            -----------------------------
Cash and cash equivalents at end of period..............................       $  29,802        $   6,454
                                                                            =============================
Supplemental disclosures of cash flow information:
   Interest paid during the period......................................       $     729        $     559
   Income taxes (refunded) paid, during the period, net.................        ($12,594)       $     265

Other non-cash transactions:
   Accretion of preferred dividend......................................              --        $      71
   Issuance of securities in connection with the acquisition
     of Marvel Entertainment Group and acquisition of
     treasury stock.....................................................       $ 189,133               --

    The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

     1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.) and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals as well as the matters discussed in Note 4) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet reflects the acquisition of Marvel Entertainment Group, Inc. and its subsidiaries (collectively, "Marvel") which occurred on October 1, 1998 as if the transaction occurred on September 30, 1998. (See Note 2). The Consolidated Statements of Operations for the nine months ended September 30, 1998 do not include Marvel. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flow for the periods ended September 30, 1998 are not necessarily indicative of those for the full year ending December 31, 1998. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

     2.   ACQUISITION OF MARVEL

     On October 1, 1998, pursuant to the Fourth Amended Joint Plan of Reorganization proposed by the senior secured lenders of Marvel and Toy Biz, Inc. (the "Plan"), Marvel became a wholly-owned subsidiary of Toy Biz, Inc. The acquisition of Marvel was accounted for using the purchase method of accounting. The results of the acquired business will be included in the Company's consolidated results of operations from October 1, 1998. Toy Biz, Inc. also changed its name to Marvel Enterprises, Inc. on that date. The Plan was confirmed on July 31, 1998 by the United States District Court for the District of Delaware, which had been administering the Marvel bankruptcy cases, and was approved by the Company's stockholders at a meeting on September 11, 1998.

     In accordance with the Plan, the Toy Biz, Inc. stockholders, other than Marvel, continue to own approximately 40% of the outstanding common stock of the Company (assuming the conversion of all of the shares of 8% Cumulative Convertible Exchangeable Preferred Securities (the "8% Preferred Stock") issued by the Company pursuant to the Plan but not assuming the exercise of any warrants issued pursuant to the Plan) and the senior secured lenders of Marvel received (i) approximately $231.8 million in cash and (ii) common and 8% Preferred Stock issued by the Company which (assuming the conversion of all 8% Preferred Stock) represent approximately 42% of the common stock of the Company. Investors purchased 9.0 million shares of 8% Preferred Stock that, when converted, represent approximately 18% of the common stock of the Company (assuming the conversion of all 8% Preferred Stock). Under the Plan, holders of allowed unsecured claims of Marvel ("Unsecured Creditors") will receive (i) up to $8.0 million

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

in cash and (ii) between 1.0 million and 1.75 million warrants having a term of four years and entitling the holders to purchase common stock of the Company at $17.25 per share. The exact amount of cash and warrants to be distributed to the Unsecured Creditors will be determined by reference to the aggregate amount of allowed unsecured claims. In addition, Unsecured Creditors will receive (i) distributions from any future recovery on certain litigation and (ii) a portion of the Stockholder Warrants as described below. Finally, the Plan provides that three series of warrants (the "Stockholder Warrants") will be distributed to the Unsecured Creditors, to former holders of shares of Marvel common stock, to holders of certain class securities litigation claims arising in connection with the purchase and sale of Marvel common stock and to LaSalle National Bank. The Stockholder Warrants consist of (a) three-year warrants to purchase 4.0 million shares of common stock of the Company at $12.00 per share, (b) six-month warrants to purchase 3.0 million shares of 8% Preferred Stock for $10.65 per share subject to increase based upon the date of issuance of the six-month warrants and (c) four-year warrants to purchase 7.0 million shares of common stock of the Company at $18.50 per share. The recipients of the Stockholder Warrants will also be entitled to receive distributions from any future recovery on certain litigation. Certain other cash distributions were also provided for by the Plan in connection with settling certain of the disputes arising out of Marvel's bankruptcy.

     The preliminary purchase price, including related fees and expenses, was approximately $446.9 million which included approximately $255.8 million in cash and the remainder in securities of the Company as outlined above, net of shares of the Company owned by Marvel and reacquired in these transactions. The purchase resulted in the creation of approximately $533.5 million of goodwill which will be amortized over 20 years.

     Based on a preliminary allocation of purchase price, the fair value of the assets and liabilities acquired is summarized below.

Current assets.....  $  28,877
Noncurrent assets..      8,120
Intangible assets..    533,522
Total liabilities..   (123,614)
                     ---------
                     $ 446,905
                     =========

     In the preliminary allocation of the purchase price, the Company has not consolidated Panini SpA ("Panini"), Marvel's Italian subsidiary engaged in the children's activity sticker and adhesive paper businesses. The Company does not currently intend to continue operating this business. Panini has a deficit in net tangible assets of approximately $130.7 million as of September 30, 1998; however, the Panini deficit in net tangible assets reflected in the preliminary

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

allocation of the purchase price and in the accompanying consolidated balance sheet is $27.0 million as this is the maximum amount of such deficit that the Company has guaranteed. The $27.0 million liability is presented as a long-term liability on the Consolidated Balance Sheet as of September 30, 1998.

     The following unaudited pro forma consolidated financial information gives effect to the acquisition as if it occurred at the beginning of the period presented. These pro forma results include certain adjustments, such as increased amortization and interest expense, and do not reflect Marvel's debt forgiveness and reorganization items and are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period. This financial information includes the results of Panini's operations during the nine months ended September 30, 1998.

                       Nine Months Ended
                      September 30, 1998
                      -------------------
Net sales...........      $429,857
Net (loss)..........      ($63,792)
Loss per basic and
dilutive share......        ($1.91)


     3.   DEBT FINANCING

     To finance the acquisition of Marvel, the Company issued 9.0 million shares of 8% Preferred Stock at $10.00 per share for an aggregate of $90.0 million and obtained a $200.0 million loan (the "Bridge Facility") from UBS AG, Stamford Branch ("UBS AG"). The Bridge Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus 5.50% or at the Eurodollar rate plus 6.50%. Both margins increase by 0.50% on April 30, 1999 and by an additional 0.50% on the last day of each three-month period thereafter. The Company incurred a commitment fee for the Bridge Facility upon signing and is required to pay an additional continuation fee of 2% if the Company has not refinanced the facility on or prior to April 30, 1999. The Bridge Facility is required to be repaid by September 27, 1999.

     On September 28, 1998, the Company and UBS AG entered an agreement for a $50.0 million Revolving Credit Facility ("UBS Credit Facility"). The UBS Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 1.75% to 2.25% depending on the Company's financial performance. The UBS Credit Facility requires the Company to pay a commitment fee of 0.50% per annum on the average daily unused portion of

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


the facility. The Company had approximately $1.6 million in letters of credit outstanding as of November 10, 1998, which reduce the available amount under the UBS Credit Facility. There have been no borrowings under the UBS Credit Facility. The UBS Credit Facility is scheduled to expire on September 27, 2001.

     The Bridge Facility and the UBS Credit Facility are secured by all of the Company's assets (other than Panini) and contain various financial covenants, as well as restrictions on new indebtedness, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, restricted payments, payment of dividends, issuing guarantees and creating liens. The UBS Credit Facility also requires an annual reduction of outstanding borrowings to zero for a period of at least thirty consecutive calendar days from October 1, 1998 to December 31, 1999 and during each fiscal year thereafter.

     4.   RESTRUCTURING AND OTHER UNUSUAL COSTS

     In connection with the consummation of the Plan, the Company reviewed the relationships with its and Marvel's foreign distributors, as well as the Company's relationship with certain suppliers, for business conflicts. As part of integrating Marvel's operations with those of the Company, the Company plans on rationalizing its international licensing and product distribution relationships. In addition, certain products that were at various stages of design and marketing are being discontinued and written-off because of business conflicts that arose out of the acquisition of Marvel.

     As a result of the above matters, the Company has recorded increased allowances and unusual charges of approximately $14.9 million in the nine and three months ended September 30, 1998, which relate to impairment of assets recorded by the Company and which are reflected in the following captions in the statement of operations.

Net sales (allowances)..............  $   2,925
Cost of sales.......................      1,193
Selling general and administrative..      9,772
Depreciation and amortization.......      1,032
                                       --------
                                      $  14,922
                                       ========

     Additional costs, consisting principally of severance costs, to be recorded during the fourth quarter to complete the restructuring plan are currently estimated to be approximately $1.8 million.

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


     5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1998             1997
                                                    ------------------------------
Accounts receivable, net:
     Accounts receivable..........................      $ 79,716           $ 80,212
     Less allowances..............................       (14,993)           (29,817)
                                                     ------------------------------
          Total...................................      $ 64,723           $ 50,395
                                                     ==============================
Inventories, net:
     Finished goods...............................      $ 32,392           $ 17,518
     Component parts, raw materials
       and work-in-process........................        10,358              5,167
                                                     ------------------------------
          Total...................................      $ 42,750           $ 22,685
                                                     ==============================
Goodwill and other intangibles, net:
     Goodwill.....................................      $542,975           $  9,453
     Patents and other intangibles................         2,496                818
     Less accumulated amortization................        (1,552)              (966)
                                                     ------------------------------
          Total...................................      $543,919           $  9,305
                                                     ==============================
Accrued expenses and other:
     Accrued inventory purchases..................      $  9,696           $  4,909
     Accrued advertising costs....................         5,586             11,544
     Sales returns reserve........................        25,654                 --
     Administrative claims payable related
       to Marvel's bankruptcy.....................        23,988                 --
     Unsecured creditors payable related
       to Marvel's bankruptcy.....................         8,000                 --
     Accrued Marvel acquisition costs.............         9,100                 --
     Other accrued expenses.......................        23,595              8,578
                                                     ------------------------------
          Total...................................      $105,619           $ 25,031
                                                     ==============================

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


     6.   EARNINGS PER SHARE AND SHARES OUTSTANDING

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income (loss) per common share is computed by dividing net income (loss), less the amount applicable to preferred dividends in the case of the first half of 1997, by the weighted average common shares outstanding during the period. All income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

     The Consolidated Statement of Operations presents operations of the Company through September 30, 1998 and during that period the Company had 27,746,127 shares outstanding, including 7,394,000 shares owned by Marvel. After the Marvel acquisition, the number of shares outstanding (assuming no conversion of the 8% Preferred Stock and no exercise of any of the warrants) is 33,452,127 (excluding the shares owned by Marvel); assuming conversion of all the 8% Preferred Stock, the number of shares outstanding is 51,011,227 (on the same basis); assuming conversion of the 8% Preferred Stock and exercise of all warrants, the number of shares outstanding is 66,878,227 (on the same basis).

     7.   CAPITAL STOCK

     On September 11, 1998, the Company's stockholders approved changes in the Company's capital structure in connection with the approval of the Plan. These changes eliminated the Class B Common Stock, authorized an additional 150 million shares of common stock and authorized 100 million shares of preferred stock. including 75 million shares of 8% Preferred Stock. The Company issued the following securities in accordance with the Plan: (a) 7.9 million shares of 8% Preferred Stock to Marvel fixed senior secured lenders, (b) 9.0 million shares of 8% Preferred Stock to new investors at $10.00 per share, (c) 13.1 million shares of common stock to the Marvel fixed senior secured lenders, (d) four-year warrants to purchase up to 1.75 million shares of common stock at $17.25 per share, (e) three-year warrants to purchase 4.0 million shares of common stock at $12.00 per share, (f) six-month warrants to purchase 3.0 million shares of preferred stock for $10.65 per share subject to increase based upon the date of issuance of the six-month warrants, and (g) four-year warrants to purchase 7.0 million shares of common stock at $18.50 per share. (See Note 2).

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


     8.   CONTINGENCIES

     During 1995, the Company licensed the Apple name from Apple Computer, Inc. to be used for electronic learning aids and certain other toys in consideration for a minimum of $3,000,000 in royalty payments. Shortly after commencement of the license term on January 1, 1996, Apple made public certain financial difficulties that Apple was experiencing which effectively forestalled the Company's exploitation of the Apple license. In July 1997 the Company commenced an arbitration proceeding against Apple seeking the return of the $1,000,000 advance paid upon execution of the license and a declaration that no further royalty payments were due. Apple asserted the right to receive the $2,000,000 balance of minimum royalty payments under the license. In early November 1998, the dispute between the Company and Apple ended with the issuance of an arbitration award pursuant to which the Company is obligated to pay approximately $1.5 million to Apple, which was accrued in the September 30, 1998 Consolidated Financial Statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) difficulty in the Company's ability to integrate the operations of Marvel with those of the Company; (ii) the inability to refinance the Bridge Facility; (iii) a decrease in the level of media exposure or popularity of Marvel characters resulting in declining revenues from products based on such characters; (iv) the lack of commercial success of properties owned by major entertainment companies that have granted the Company toy licenses; (v) the lack of consumer acceptance of new product introductions; (vi) the imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; (vii) changing consumer preferences; (viii) production delays or shortfalls; (ix) the timing and effectiveness of the Company's programs designed to make the Company's operations Year 2000 compliant; and (x) continued pressure by certain of the Company's major retail customers to significantly reduce their toy inventory levels.

GENERAL

     On October 1, 1998, pursuant to the Plan, Marvel became a wholly-owned subsidiary of the Company and the Company subsequently changed its name to Marvel Enterprises, Inc. The acquisition of Marvel was accounted for using the purchase method of accounting. The results of the acquired business will be included in the Company's consolidated results of operations from October 1, 1998.

     The Company designs, markets and distributes in the United States and internationally new and traditional toys in the boys', girls', preschool, activity and electronic toy categories featuring major entertainment and consumer brand name properties. The Company also designs, markets, and distributes its own line of proprietary toys in certain of these categories.
The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by the Company, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions. The Company's products also include comic book and other children's publications, sports and entertainment trading cards, activity stickers, and adhesive paper products.
The Company is considering whether to continue the activity stickers and adhesive paper products businesses of Panini in light of Panini's deficit in net tangible assets. See Note 2. The

Company believes that the Marvel bankruptcy has had an adverse impact on the Company in various ways, some of which will continue to affect the Company following the consummation of the Plan, including but not limited to, concerns among retailers about the future of the Marvel brand, potential impact on the Company's relationship with its international distributors and licensing agents, difficulty in obtaining new licenses and excess legal and administrative expenses. In addition, during the third quarter of 1998, the Company's operations began to be negatively impacted by the decision of certain major retailers to significantly reduce their toy inventory levels.

     The following discussion and analysis of the results of operations relates to the Company prior to the acquisition of Marvel.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared with the three months ended
--------------------------------------------------------------------------
September 30, 1997
------------------

     The Company's net sales increased approximately $24.3 million to approximately $65.0 million for the three months ended September 30, 1998 from approximately $40.8 million in the 1997 period. Net sales in the domestic boys' toys category increased approximately $5.4 million to approximately $18.9 million in the third quarter of 1998 primarily due to the introduction of the Company's WCW Bash 'n Brawler product in the third quarter of 1998. The Company believes that the boys' toys category continued to be adversely affected due to concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand and the reduced level of media exposure of the Marvel characters that resulted from Marvel's bankruptcy. Net sales in the domestic girls' toys category increased approximately $1.9 million in the third quarter of 1998 to approximately $18.3 million due primarily to the sale of four new promotional dolls in 1998 while the corresponding period for 1997 had only three new promotional dolls. Net sales of domestic activity toy and other products decreased approximately $1.6 million to approximately $5.1 million due primarily to a reduction in sales of ride-on and game table product, partially offset by the introduction of the Company's Rotten Egg electronic game which was introduced in the third quarter of 1998. Net sales of product sold through the import division increased approximately $6.8 million to approximately $15.2 million in the third quarter of 1998 due primarily to shipments of product related to the Godzilla feature film in the 1998 period. International net sales increased approximately $3.8 million to approximately $7.6 million in the third quarter of 1998, also due primarily to shipments of Godzilla product in the 1998 period. The Company recorded additional sales allowances of approximately $2.9 million due to the expected impact of the Marvel acquisition on the Company's relationship with certain of its international distributors in the 1998 period. The Company recorded an additional $8.0 million of sales allowances related to the impact of the Marvel bankruptcy on the Company's relationships with its domestic and international distributors in the 1997 period.

     Gross profit increased to approximately $26.3 million for the third quarter of 1998 from approximately $10.2 million in the third quarter of 1997. Gross profit as a percentage of net sales increased to approximately 40% in the third quarter of 1998 from approximately 25% in the third quarter of 1997. In the 1998 period, the cost of sales was increased by approximately $1.2 million due to certain restructuring and unusual costs associated with the Company's acquisition of Marvel. The 1997 period includes approximately $3.0 million in additional cost of sales relating to the Marvel bankruptcy. Without these additional allowances and restructuring and unusual charges, gross profit and gross profit as a percentage of net sales would be approximately $30.4 million and 45% for the 1998 period and approximately $21.2 million and 44% for the 1997 period, respectively.

     Selling, general and administrative expenses increased 44% to approximately $32.2 million (approximately 50% of net sales) in the third quarter of 1998 from approximately $22.5 million (approximately 55% of net sales) in the third quarter of 1997. The increase during the 1998 period was primarily due to approximately $9.8 million of expenses relating to terminating previous contractual commitments that the Company believes it will not benefit from as a result of the Company's restructuring from the Marvel acquisition. The 1997 period includes approximately $5.1 million in additional professional fees,
advertising and royalty expense due to the Marvel bankruptcy.   Without the
additional sales allowances and unusual charges in 1998 and 1997, the Company estimates that selling, general and administrative expenses would have been approximately $22.5 million (approximately 33% of net sales) in 1998 vs. approximately $17.4 million (approximately 36% of net sales) in 1997. After eliminating unusual charges associated with the 1998 and 1997 periods, the net $5.0 million increase in selling, general and administrative expenses is primarily related to increased royalty and other selling expenses due to increased sales in the 1998 period.

     Depreciation and amortization expense decreased to approximately $6.0 million in the third quarter of 1998 from approximately $6.3 million in the third quarter of 1997. The 1998 period includes approximately $1.0 million in additional amortization expense related to early write-offs of product discontinued as a result of the acquisition of Marvel while the 1997 period includes approximately $1.5 million in additional amortization expense related to early write-offs of discontinued Marvel products that were the result of the Marvel bankruptcy on the Company.

     The Company believes its sales and business continued to be adversely affected in the third quarter of 1998 by concerns among retailers regarding the Marvel bankruptcy and the Company believes that this adverse affect could continue even though the Plan was consummated as of September 30, 1998. While the Company is attempting to address these concerns, to the extent they are not alleviated, it can be expected that they will continue to adversely affect demand for certain of the Company's products. The Company also believes that its operations in the third quarter of 1998 began to be negatively impacted by the decision of Toys 'R' Us, a major customer of the Company, to significantly reduce its toy inventory levels.

Nine months ended September 30, 1998 compared with the nine months ended
------------------------------------------------------------------------
September 30, 1997
------------------

     The Company's net sales increased approximately $46.7 million to approximately $156.4 million for the nine months ended September 30, 1998 from approximately $109.6 million in the 1997 period. Net sales in the domestic boys' toys category increased approximately $13.6 million to approximately $42.0 million in the first nine months of 1998 due primarily to the introduction of the WCW Bash 'n Brawler in the third quarter of 1998 as well as continued increased sales of boys' accessories in the 1998 period. The Company believes that the boys' toys category continued to be adversely affected due to concerns among retailers as to the impact of the Marvel bankruptcy on the future of the Marvel brand and the reduced level of media exposure of the Marvel characters. Net sales in the domestic girls' toys category increased approximately $9.1 million in the nine months ended September 30, 1998 to approximately $29.9 million due primarily to the sale of four new promotional dolls in 1998 while the corresponding period for 1997 had only three new promotional dolls. Net sales of domestic activity toy and other products increased approximately $3.0 million to approximately $21.6 million in the 1998 period due primarily to shipments of product related to the Godzilla feature film released in 1998. Net sales of product sold through the import division increased approximately $17.6 million to approximately $41.0 million in the first nine months of 1998, also due primarily to shipments of Godzilla product in the 1998 period. International net sales, which includes international distribution and sub-licensing revenues, decreased approximately $6.5 million to approximately $21.8 million in the first nine months of 1998 as a result of reduced distribution of animated Marvel television shows in international markets during the 1998 period. The Company believes that the reduced distribution of these animated television shows was a result of the Marvel bankruptcy. The Company increased 1998 sales allowances by approximately $2.9 million due to the expected impact of the Marvel acquisition on the Company's relationship with certain of its international distributors. During the 1997 period, the Company recorded an additional $10.0 million of sales allowances related to the impact of the Marvel bankruptcy on the Company's relationships with its domestic and international distributors.

     Gross profit increased 86% to approximately $68.6 million for the nine months ended September 30, 1998 from approximately $37.0 million in the nine months ended September 30, 1997. Gross profit as a percentage of net sales increased to approximately 44% in the first nine months of 1998 from approximately 34% in the first nine months of 1997. In the 1998 period, the cost of sales was increased by approximately $1.2 million due to certain restructuring and unusual costs associated with the Company's acquisition of Marvel. The 1997 period includes approximately $3.0 in additional cost of sales relating to the Marvel bankruptcy. Without these additional allowances and restructuring and unusual charges, gross profit and gross profit as a percentage of net sales would be approximately $72.7 million and 46% for the 1998 period and approximately $50.0 million and 42% for the 1997 period, respectively.

     Selling, general and administrative expenses increased 21% to approximately $60.9 million (approximately 39% of net sales) in the nine months ended September 30, 1998 from approximately $50.3 million (approximately 46% of net sales) in the nine months ended September 30, 1997. The increase during the 1998 period was primarily due to approximately $9.8 million of expenses relating to terminating previous contractual commitments that the Company believes it will not benefit from as a result of the Company's restructuring from the Marvel acquisition. The 1997 period includes approximately $9.7 million in additional professional fees, advertising and royalty expense due to the Marvel bankruptcy. Without the additional sales allowances and unusual charges in 1998 and 1997, the Company estimates that selling, general and administrative expenses would have been approximately $51.2 million (approximately 32% of net sales) in 1998 as compared to. approximately $40.6 million (approximately 34% of net sales) in 1997. After eliminating additional allowances and unusual charges associated with the 1998 and 1997 periods, the net $10.5 million increase in selling, general and administrative expenses is primarily related to increased royalty, advertising and other selling expenses due to the increased sales in the 1998 period.

     Depreciation and amortization expense increased to approximately $14.2 million in the first nine months of 1998 from approximately $13.1 million in the first nine months of 1997. The 1998 period includes approximately $1.0 million in additional amortization expense related to early write-offs of product discontinued as a result of the acquisition of Marvel while the 1997 period includes approximately $1.5 million in additional amortization expense related to early write-offs of discontinued Marvel products that were the result of the Marvel bankruptcy on the Company.

     The Company's business is seasonal with higher sales and income during its third and fourth quarters which coincide with the Christmas selling season.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was approximately $11.2 million in the nine months ended September 30, 1998, while net cash provided by operating activities was approximately $7.3 million in the nine months ended September 30, 1997. The increase was due primarily to a decrease of approximately $12.0 million in net loss when comparing the 1998 period to the 1997 period, the collection of a $16.5 million tax receivable in the 1998 period as opposed to recording a $9.3 million tax receivable in the 1997 period. This increase was partially offset by an increase in the change in accounts receivable from the 1997 period to the 1998 period resulting from increased sales in the 1998 period and a decrease in the accrued expenses in the 1998 period compared to an increase in the 1997 period.

     On September 28, 1998, the Company and UBS AG entered into a one-year agreement for a $200.0 million loan (the "Bridge Facility") in order to fund a portion of the consideration required to complete the acquisition of Marvel. The Bridge Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus 5.50% or at the Eurodollar rate plus 6.50%. Both margins increase by 0.50% on April 30, 1999 and by an additional 0.50% on the last day of each three-month period thereafter. The Company incurred a commitment fee for the Bridge Facility upon signing and is required to pay an additional continuation fee of 2% if the Company has not refinanced the facility on or prior to April 30, 1999. The Bridge Facility is required to be repaid no later than September 27, 1999.

     On September 28, 1998, the Company and UBS AG entered an agreement for a $50.0 million Revolving Credit Facility ("UBS Credit Facility"). The UBS Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 1.75% to 2.25% depending on the Company's financial performance. The UBS Credit Facility requires the Company to pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility. The Company had approximately $1.6 million in letters of credit outstanding as of November 10, 1998 which reduces the available amount under the UBS Credit Facility. There have been no borrowings under the UBS Credit Facility. The UBS Credit Facility is scheduled to expire on September 27, 2001.

     The Bridge Facility and the UBS Credit Facility are secured by all of the Company's assets (other than Panini) and contain various financial covenants, as well as restrictions on new indebtedness, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, restricted payments, payment of dividends, issuing guarantees and creating liens. The UBS Credit Facility also requires an annual reduction of outstanding borrowings to zero for a period of at least thirty consecutive calendar days from October 1, 1998 to December 31, 1999 and during each fiscal year thereafter.

     In March, 1998, the Company and The Chase Manhattan Bank entered into an amendment to the Company's revolving line of credit (the "Amended Credit Facility") extending the duration of the credit facility and modifying its terms. The Amended Credit Facility was paid-off in full and cancelled on October 1, 1998 when the Company obtained financing through the Bridge Facility and the UBS Credit Facility. The Company had $21.0 million in outstanding borrowings under the Amended Credit Facility at the time the facility was cancelled.

     On October 1, 1998, the Company sold 9.0 million shares of 8% Preferred Stock at $10.00 per share for an aggregate of $90.0 million. The 8% Preferred Stock pays quarterly dividends on a cumulative basis on the first business day of January, April, July and October in each year, commencing January 4, 1999. Dividends are payable, at the option of the board of directors, in cash, in additional shares of 8% Preferred Stock or in any combination thereof. The Company is prohibited under the Bridge Facility from making dividend payments on the 8% Preferred Stock except in additional shares of 8% Preferred Stock.

     In accordance with the Plan, the Company paid approximately $255.8 million on October 1, 1998 in connection with the acquisition of Marvel. This included payments to Marvel's secured creditors, partial payments of administrative claims, and a payment to reduce a guarantee of indebtedness to Panini. An $8.0 million escrow account has been set-up for payment to Marvel's unsecured creditors and the Company estimates having to pay approximately $24.0 million in administrative claims to Marvel's creditors. The funds in the escrow account and the administrative claims are expected to be distributed and paid in early 1999.

     The Company believes that it has sufficient funds available from cash and cash equivalents, operating activities and borrowings under the UBS Credit Facility to meet peak working capital needs and capital expenditure requirements. The Company believes that it will be able to obtain financing to replace the Bridge Facility before the expiration date of September 27, 1999, although there can be no assurance that the Company will be able to do so. The Company's inability to obtain alternate financing by September 27, 1999 would have a material adverse affect on the Company.

Year 2000
---------

     The Company has incurred approximately $1.0 million in expenses and has acquired approximately $200,000 in new computer hardware and software during the nine months ended September 30, 1998, in connection with making its computer systems Year 2000 compliant. The Company expects to incur additional Year 2000 conversion costs of approximately $1.0 million throughout the balance of 1998 and 1999. The Company is utilizing both internal and external sources to remediate, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by June 30, 1999.

     The Company is in the process of completing an assessment of Year 2000 compliance for the Marvel operations. Marvel had not allocated resources to the Year 2000 project while it was in bankruptcy. The Company believes that it can successfully complete Marvel's Year 2000 compliance by converting Marvel's financial system into the Company's financial system by August, 1999.

Other systems used by Marvel will be made Year 2000 compliant in conformance with the Company's systems. The Company estimates that the costs to conform Marvel will be under $500,000.

     The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's estimates. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has begun to communicate with its customers and major suppliers in order to determine whether the Year 2000 issue will impact the ability of those companies' computer systems to interface with the Company's systems or will otherwise impact the ability of those companies to transact business with the Company. The Company is not aware of any such material issues with its customers and suppliers at this time. The Company currently has not developed a detailed contingency plan. The Company assesses its Year 2000 status regularly and will begin to develop comprehensive contingency plans if the Company believes it will not complete the Year 2000 project in a timely manner. If the Company's Year 2000 project is not completed on a timely basis, or if its major customers or suppliers fail to address all the Year 2000 issues, the Company believes it could have a material adverse impact on the Company's operations.

PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS.

     Certain Bankruptcy Proceedings. As a result of the consummation of the Plan on October 1, 1998, all appeals from orders with respect to the Plan issued by the United States District Court for the District of Delaware (the "Delaware District Court") will be dismissed, as will all claims by Marvel against the Company and all claims against the Company concerning the effect of the June 1997 change of control of Marvel on the voting power of the stock in the Company owned by Marvel. Those appeals and claims were described in the Company's quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 1998.

     Toy Biz, Inc. v. Apple Computer, Inc. During 1995, the Company licensed the Apple name from Apple Computer, Inc. to be used for electronic learning aids and certain other toys in consideration for a minimum of $3,000,000 in royalty payments. Shortly after commencement of the license term on January 1, 1996, Apple made public certain financial difficulties that Apple was experiencing which effectively forestalled the Company's exploitation of the Apple license. In July 1997 the Company commenced an arbitration proceeding against Apple seeking the return of the $1,000,000 advance paid upon execution of the license and a declaration that no further royalty payments were due. Apple asserted the right to receive the $2,000,000 balance of minimum royalty payments under the license. In early November 1998, the dispute between the Company and Apple ended with the issuance of an arbitration award pursuant to which the Company is obligated to pay approximately $1.5 million to Apple, which was accrued in the September 30, 1998 Consolidated Financial Statements.

     Spider-Man Litigation. The Company's subsidiaries Marvel and Marvel Characters, Inc. (collectively, the "Marvel Parties") are parties to a consolidated case pending in the Superior Court of the State of California for the County of Los Angeles to which Metro-Goldwyn-Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"),

Viacom International Inc. ("Viacom"), Menahem Golan and others are also parties. Insofar as the Marvel Parties are concerned, the litigation involves, on one hand, claims by each of MGM, Sony and Viacom of rights to produce or to distribute in certain media a feature length, live action motion picture based upon the Marvel Parties' "Spider-Man" character and on the other hand, the Marvel Parties' assertion that none of these parties has any such rights. In addition to declaratory relief and other equitable relief with respect to the right to produce or distribute a live action Spider-Man movie, the Marvel Parties and their adversaries have asserted unliquidated damage claims against one another on a variety of legal theories. The rights being asserted by MGM, Sony and Viacom are alleged to arise under a series of agreements, the first of which dates back to 1985, under which certain rights to produce and distribute a Spider-Man movie were granted by the Marvel Parties. Each of these agreements contemplated the production or distribution of a Spider-Man movie before a specified date after which the granted rights terminated or reverted to the Marvel Parties. The Marvel Parties contend that all rights granted under these agreements have expired or been terminated by agreement or that the claims asserted are barred for a variety of other reasons. The Marvel Parties have filed a motion to dismiss several of the claims asserted against them by MGM, Sony and Viacom, which if granted would dispose of a significant aspect of the case. This motion and several motions by the other parties to dismiss certain subsidiary claims by the Marvel Parties are currently pending. The consolidated case is currently in the discovery phase and no trial date has been set.

     The Spider-Man motion picture rights at issue in the California consolidated case are also the subject of an adversary proceeding commenced by the chapter 11 trustee of the Marvel Parties in the Delaware District Court for a declaratory judgment that the Marvel Parties are the sole owners of the unencumbered right to produce and distribute a Spider-Man movie. The adversary proceeding was stayed by the Delaware District Court in August 1998, subject to the right of the Marvel Parties to apply to lift the stay if the California case is not adjudicated promptly. The Company believes that it will ultimately be successful in establishing its rights with respect to a Spider-Man movie and intends to litigate its claims vigorously.

     Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, Marvel and its wholly owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture BLADE, produced and distributed by New Line pursuant to an agreement with Marvel, as well as the Company's sale of action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the "Blade" and "Deacon Frost" characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by Marvel and granted Marvel only the non-exclusive right to publish the Work in print for Marvel Comics' Tomb of Dracula series and that Wolfman had relied upon Marvel to apply for registration of copyrights covering the Work in Wolfman's name. The complaint also charges the defendants in the action with unfair competition and other tortious conduct based upon Wolfman's asserted rights in the Work. The relief sought by the complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes each and every component of the Work was created for Marvel as a "work for hire" within the meaning of the applicable copyright statute and believes that all of Wolfman's claims are without merit and intends vigorously to defend the action if it is allowed to proceed.

     In August 1998, Marvel responded to the filing of Wolfman's California complaint by filing a motion in the Delaware District Court to have Wolfman held in contempt of court for violating the automatic stay of actions against debtors or their property imposed under the bankruptcy laws. Shortly thereafter Wolfman agreed in writing not to take any further action with respect to the California action without leave of the Delaware District Court. On October 30, 1998 Wolfman filed a motion in the Delaware District Court, which is scheduled to be heard on November 19, 1998, seeking leave to prosecute his claims in the California action. The Company plans to oppose that motion.

ITEM 4.   SUBMISSION OF MATTERS TO a VOTE OF SECURITY HOLDERS.

     The 1998 Annual Meeting of Stockholders of the Company was held on September 11, 1998. There were 27,746,127 shares of Common Stock of the Company eligible to vote at the Annual Meeting. As proposed in the proxy solicitation issued pursuant to Regulation 14A of the Securities Exchange Act of 1934, stockholders approved an amendment to the Company's certificate of incorporation to (a) eliminate the Class B Common Stock and authorize one class of Common Stock, consisting of 250,000,000 shares, par value $0.01, each share of which has one vote, (b) change the name of the Company to "Marvel Enterprises, Inc.",
(c) authorize 100,000,000 shares of preferred stock including 75,000,000 shares of 8% Preferred Stock, and (d) fix the number of directors at eleven. Stockholders also approved securities issuances as follows: (a) 16,900,000 shares of 8% Preferred Stock of which 7,900,000 shares were issued to the Marvel fixed senior secured lenders and 9,000,000 shares were sold to certain investors, (b) 13,100,000 shares of Common Stock to Marvel fixed senior secured lenders, (c) four-year warrants to purchase up to 1,750,000 shares of Common Stock, (d) three-year warrants to purchase 4,000,000 shares of Common Stock, (e) six-month warrants to purchase 3,000,000 shares of 8% Preferred Stock and (f) four-year warrants to purchase 7,000,000 shares of Common Stock. The following persons were elected to serve as directors until the earlier of the 1999 Annual Meeting or the election and qualification of their respective successors: Joseph
M. Ahearn, Avi Arad, Isaac Perlmutter, Alan Fine, James F. Halpin, Alfred A. Piergallini, Paul R. Verkuil, James S. Carluccio, Morton E. Handel and Donald E. Rosenblum. Stockholders also ratified the selection of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 1998.

     The results of shares voted for approval of the amendment to the Company's certificate of incorporation were 25,347,177 for, 15,530 against and 3,330 abstentions. There were 25,347,930 shares voted to approve the securities issuance with 12,852 voted against and 5,255 abstentions. There were 27,721,244 votes for the election of all ten directors with 16,371 abstentions. There were 27,722,975 shares voted for the ratification of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 1998 with 10,460 voted against and 4,180 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON Form 8-K.

          (a)  Exhibits

          Exhibit 10.1 Employment Agreement dated as of January 1, 1998 between the Company and David Fremed.

          Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K, dated as of July 31, 1998, announcing the court approval of the Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              MARVEL ENTERPRISES, INC.
                              (Registrant)


Dated: November 16, 1998            By: /s/ David J. Fremed
                                        -------------------
                                        David J. Fremed
                                        Chief Financial Officer
                                        and Treasurer