Form 10-K
period 1998-12-31
MARVEL ENTERPRISES INC
filed 1999-04-01
CIK 933730

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                   For the transition period from     to

                          Commission File No. 1-13638
                           MARVEL ENTERPRISES, INC.
            (Exact name of Registrant as specified in its charter)

                       (formerly known as Toy Biz, Inc.)

               Delaware                              13-3711775
       (State of incorporation)            (I.R.S. employer identification
                                                       number)

                             387 Park Avenue South
                           New York, New York 10016
         (Address of principal executive offices, including zip code)

                                (212) 696-0808
             (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:

  8% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share
                Plan Warrants for the purchase of Common Stock
               Class A Warrants for the purchase of Common Stock
  Class B Warrants for the purchase of 8% Cumulative Convertible Exchangeable
                                Preferred Stock
               Class C Warrants for the purchase of Common Stock

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 22, 1999 was $81,355,950, based on a price of $6.25 per share, the closing sales price for the Registrant's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape on that date.

   As of March 25, 1999, there were 33,532,127 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.
================================================================================

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I..................................................................   1
    ITEM 1.   BUSINESS..................................................    1
    ITEM 2.   PROPERTIES................................................   18
    ITEM 3.   LEGAL PROCEEDINGS.........................................   18
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   19

 PART II.................................................................  20
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................   20
    ITEM 6.   SELECTED FINANCIAL DATA...................................   21
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   21
    ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK.........................................   28
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   28
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................   28

 PART III................................................................  29
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   29
    ITEM 11.  EXECUTIVE COMPENSATION....................................   32
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   40
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   44

 PART IV.................................................................  45
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K..................................................   45

 SIGNATURES..............................................................  50

                          FORWARD-LOOKING STATEMENTS

   This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

  .  our potential need for additional financing,

  . our potential inability to integrate the operations of Marvel Entertainment Group, Inc. with those of Toy Biz, Inc.,

  .  our potential inability to successfully implement our business strategy,

  . a decrease in the level of media exposure or popularity of our characters resulting in declining revenues from products based on those characters,

  . the lack of commercial success of properties owned by major entertainment companies that have granted us toy licenses,

  .  the lack of consumer acceptance of new product introductions,

  . the imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China,

  .  changing consumer preferences,

  .  production delays or shortfalls,

  . continued pressure by certain of our major retail customers to significantly reduce their toy inventory levels,

  . the impact of competition and changes to the competitive environment on our products and services,

  . changes in technology (including uncertainties associated with Year 2000 compliance),

  .  changes in governmental regulation, and

  . other factors detailed from time to time in our filings with the Securities and Exchange Commission.

   These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                    PART I

ITEM 1. BUSINESS

   Unless the context otherwise requires: (i) the term the "Company" and the term "Marvel" each refer to Marvel Enterprises, Inc. (formerly Toy Biz, Inc.), a Delaware corporation, and its subsidiaries; (ii) the term "MEG" refers to Marvel Entertainment Group, Inc., a Delaware corporation, and its subsidiaries, prior to the consummation of the Merger, as defined below, and its emergence from bankruptcy; (iii) the term "Toy Biz, Inc." refers to the Company prior to the consummation of the Merger; (iv) the term "Marvel Licensing" refers to the Marvel Licensing business division of the Company;
(v) the term "Marvel Publishing" refers to the Marvel Publishing business division of the Company; (vi) the term "Toy Biz" refers to the Toy Biz business division of the Company; and (vii) the term "Panini SpA" refers to Panini, S.p.A., an Italian corporation and a wholly-owned subsidiary of the Company. Unless otherwise indicated, the statement of operations data and statement of cash flows data included in this Report do not include (i) Fleer Corp., Frank H. Fleer Corp. and SkyBox International Inc. (each a wholly-owned subsidiary of the Company), substantially all of the assets of which the Company sold on February 11, 1999 (the "Fleer Sale"), or (ii) Panini SpA, which the Company has decided to dispose of. Certain of the characters and properties referred to in this Report are subject to copyright and/or trademark protection.

Background

   On October 1, 1998, the Company acquired MEG by means of a merger between MEG and the Company's wholly-owned subsidiary MEG Acquisition Corp. (the "Merger"). Upon consummation of the Merger, the Company changed its name from "Toy Biz, Inc." to "Marvel Enterprises, Inc." The Merger was part of the Fourth Amended Joint Plan of Reorganization for MEG that was confirmed by the United States District Court for the District of Delaware, which had jurisdiction of MEG's chapter 11 case. MEG's chapter 11 case had begun in December 1996 with MEG's filing of a voluntary petition for bankruptcy protection. Prior to the reorganization, MEG was a principal stockholder of Toy Biz, Inc. See "--The Reorganization."

   In order to finance a portion of the consideration required to consummate the Merger and certain other transactions contemplated by the plan of reorganization, the Company borrowed $200 million (the "Bridge Loan") from UBS AG, Stamford Branch ("UBS"). The Company used a portion of the proceeds from an offering, completed on February 25, 1999 (the "Notes Offering"), of $250 million of 12% senior notes due 2009 (the "Notes") to repay the Bridge Loan. UBS is an affiliate of Warburg Dillon Read LLC, one of the placement agents in the Notes Offering.

General

   The Company is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 3,500 characters. The Company operates in the licensing, comic book publishing and toy businesses in both domestic and international markets. The Company's library of characters includes Spider-Man, X-Men, Captain America, Fantastic Four and The Incredible Hulk and is one of the oldest and most recognizable collections of characters in the entertainment industry. Management believes that the potential of the Company's library remains largely unrealized.

   The Company's characters have been developed through a long history of comic book plots and storylines which give each of them their own personality, context and depth. In addition, the Company's characters exist in the "Marvel Universe," a fictitious universe which provides a unifying historical and contextual background for the characters and storylines. The "Marvel Universe" concept permits the Company to use some of its more popular characters to enhance the exposure of its lesser-known characters. Management believes that the "Marvel Universe" concept and the Company's well-developed characters and storylines make the Company's library difficult to replicate and well-suited for television programming, feature films and other media, which generate licensing and toy demand.

   The Company's business is divided into three integrated and complementary operating divisions: Marvel Licensing, Marvel Publishing and Toy Biz.

 Marvel Licensing

   Marvel Licensing licenses the Company's characters for use in a wide variety of consumer products. Marvel Licensing also receives fees from the sale of licenses to a variety of media, including television, feature films and destination-based entertainment.

 Marvel Publishing

   Marvel Publishing is one of the world's leading publishers of comic books. Marvel Publishing has published comic books based upon the Company's characters for over 60 years, including some of the world's most popular comic book titles. The Company also licenses the right to publish comic books based on its characters in numerous foreign countries and in multiple languages worldwide. The comic book publishing business provides for both the creation of new characters and storylines and the maintenance of a loyal comic book audience. Management believes that a substantial portion of this audience constitutes customers for the Company's toys and other licensed products.

 Toy Biz

   Toy Biz designs, develops, markets and distributes both innovative and traditional toys in the United States and internationally. Toy Biz's toy products fall into three categories: toys based on the Company's characters, proprietary toys designed and developed by Toy Biz, and toys based on properties licensed to the Company by third parties. Prior to MEG's bankruptcy, Toy Biz, Inc. derived a large portion of its revenues from products based on characters licensed from MEG. In recent years, Toy Biz has diversified its product line by developing a proprietary line of toys, including three of the four top-selling large girls promotional dolls in 1997, as well as by developing toys under licensing agreements with non-affiliated licensors such as World Championship Wrestling (WCW/NWO), Universal Studios (including Jurassic Park) and Sony Pictures (including Godzilla). In 1998, approximately 65% of the Company's net toy sales were generated from products not based on Marvel characters. Management believes that feature films or television programming based on the Company's characters will increase consumer interest in those characters, creating revenue opportunities for the Company through sales of action figures and other toy merchandise. Management estimates that toy products based on feature films, television shows, books and other entertainment media account for more than 40% of all sales in the toy industry.

Marvel Licensing

   Marvel Licensing licenses the Company's characters for use in a wide variety of consumer products, including apparel, costumes, children's sleepwear, party goods, snack foods, video games, collectibles, posters, footwear, backpacks and linens. Marvel Licensing also receives fees from the sale of licenses to a variety of media, including television, feature films and destination-based entertainment.

   The licensing industry has witnessed considerable growth in recent years. Licensing is now a standard cash generating component of any major media event. In addition, the Company believes that toy companies will increase their dependence on licensed products in the future and that toy products based on movies, television shows, books and other entertainment media will account for a substantial portion of all toy sales.

   The following are examples of media exposure and licensing opportunities that Marvel Licensing has generated for the Company's characters:

 Television Programs

   Marvel Licensing licenses the Company's characters for use in popular television programs, including Spider-Man, which has appeared on the Fox Kids Television Network since 1994, and X-Men, which has appeared on the Fox Kids Television Network since 1992. In addition, The Incredible Hulk, Fantastic Four, Iron Man and Silver Surfer have aired on syndicated television from time to time in the past. Marvel Licensing recently granted a license for up to 26 new episodes of Spider-Man and at least 21 new episodes of Avengers to the Fox Kids Television Network which are scheduled for broadcast beginning in fall 1999.

 Feature Films

   Marvel Licensing has licensed the Company's characters for use in major motion pictures. For example, in March 1999, the Company licensed to Sony Pictures the right to create motion pictures based on the Spider-Man character. The Company received a non-refundable advance against future royalties due from Sony Pictures on revenues generated by the first motion picture to be produced under the license. Sony will be required to make additional advances against royalties due on revenues generated by subsequent motion pictures. The Company also granted Sony Pictures rights to produce television programming based on Spider-Man following the release by Sony of the first Spider-Man motion picture. The Company and Sony Pictures have also agreed to jointly pursue merchandise licensing opportunities for motion picture- and television-related merchandise through a jointly owned limited partnership. The Company has retained all other licensing rights with respect to the Spider-Man character.

   During MEG's bankruptcy, two motion pictures featuring some of the Company's lesser-known characters were released successfully: in 1997, Sony Pictures released Men in Black and in 1998, New Line Cinema released Blade. Management believes that MEG was unable to fully exploit the licensing opportunities from Blade due to its bankruptcy. In addition, contrary to the Company's current strategy of retaining merchandising and other rights, the merchandising, licensing and ancillary rights to Men in Black had been granted to Sony Pictures prior to the acquisition of these characters by MEG. The Company currently has licenses with Twentieth Century Fox to produce motion pictures featuring X-Men, Fantastic Four and Silver Surfer. All three proposed films have written scripts and are in varying stages of development. New Line Cinema has announced that it intends to produce a sequel to Blade. In addition, the Company currently has outstanding licenses with various film studios for a number of its other characters and additional discussions are ongoing. Under these licenses, the Company generally retains control over merchandising rights and not less than 50% of movie-based merchandising revenues.

 Destination-Based Entertainment

   Marvel Licensing licenses the Company's characters for use at theme parks, shopping malls, special events and restaurants. For example, Marvel Licensing has licensed the Company's characters for use as part of an attraction at the Universal Studios Theme Park in Orlando, Florida. Universal Studios is expected to unveil "Marvel Super Hero Island" featuring Spider-Man, The Incredible Hulk and a number of the Company's other characters in 1999.

 On-line Media

   Marvel Licensing has recently developed an on-line presence for the Company's characters through the Company's "Marvel.com" and related websites, including the introduction of electronic comics and access to the Company's top writers and artists. The Company's websites have received several of America Online's quarterly Members' Choice Awards, which are presented to the 50 most popular websites among America Online's members, and also received the KidScreen Magazine "Best Innovations" award for 1997.

 Non-Toy Merchandise

   Marvel Licensing licenses the Company's characters for use in a wide variety of consumer products, including apparel, costumes, children's sleepwear, party goods, snack foods, video games, collectibles, posters, footwear, backpacks and linens.

Marvel Publishing

   Marvel Publishing is one of the world's leading publishers of comic books.

   In recent years, the domestic comic book publishing market increased to levels which the Company believes were speculative and unsustainable. In 1995, the market began to decline primarily as a result of reduced readership, lower speculative purchases and lower selling prices, which in turn caused a contraction in the number of comic book specialty stores.

 Comic Books

   Marvel Publishing has been publishing comic books since 1939 and has developed a roster of more than 3,500 characters, including the following popular characters: Spider-Man; X-Men (including Wolverine, Nightcrawler, Colossus, Storm, Cyclops, Rogue, Bishop and Gambit); Captain America; Fantastic Four (including Mr. Fantastic, Human Torch, Invisible Woman and The Thing); The Incredible Hulk; Thor; Silver Surfer; Daredevil; Iron Man; Dr. Strange and Ghost Rider. The Company's characters exist in the "Marvel Universe," a fictitious universe which provides a unifying historical and contextual background for the storylines. Marvel Publishing's titles feature classic Marvel super heroes, newly developed Marvel characters, and characters created by other entities and licensed to Marvel Publishing.

   Marvel Publishing's approach to the Marvel characters is to present a contemporary drama suggestive of real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract new and retain old readers in each succeeding generation. The "Marvel Universe" concept permits Marvel Publishing to use the popularity of its characters to introduce a new character in an existing Marvel super heroes comic book or to develop more fully an existing but lesser known character. In this manner, formerly lesser known characters such as Thunderbolts and Wolverine have been developed and are now popular characters in their own right and are featured in their own monthly comic books. The "Marvel Universe" concept also allows Marvel Publishing to use its more popular characters to make "guest appearances" in the comic books of lesser-known or newer characters to attempt to increase the circulation of a particular issue or issues.

 Comic Book Editorial Process

   Marvel Publishing's full-time editorial staff consists of an editor-in-chief, creative director, art director and approximately 18 editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate, over a six- to nine-month period, the activities of a writer, a pencil artist, an inker, a colorist and a printer. The majority of this work is performed by third parties outside of Marvel Publishing's premises.

   The artists and writers include freelancers who generally are paid on a per-page basis. They are eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the comic books in which their work appears. Marvel Publishing has entered into agreements with certain artists and writers under which those persons have agreed to provide their services to Marvel Publishing on an exclusive basis, generally for a period of one to three years. Management believes that the financial terms of these agreements are competitive within the industry and are consistent with current and expected levels of comic book sales.

   The creative process begins with the development of a story line. From the established story line, the writer develops a character's actions and motivations into a plot. After the writer has developed the plot, the pencil artist translates it into an action-filled pictorial sequence of events. The penciled story is returned to the writer who adds dialogue, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to a letterer who letters the dialogue and captions in the balloons. Next, an inker enhances the pencil artist's work in order to make the drawing appear three-dimensional.

   The artwork is then sent to a coloring artist. Typically using only four colors in varying shades, the coloring artist uses overlays to create over 100 different tones. This artwork is subcontracted to a color separator who produces separations and sends the finished material to the printer. Unaffiliated entities produce color separations and print all of Marvel Publishing's comic books. Marvel Publishing currently uses several color separators and two printers to produce its comic books.

 Customers, Marketing and Distribution

   Marvel Publishing's primary target market for its comic books has been teenagers and young adults in the 13 to 23 year old age group. Established readership of Marvel Publishing's comic books also extends to readers in their mid-thirties. There are two primary types of purchasers of Marvel Publishing's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other is the reader-saver who purchases comic books, typically from a comic book specialty store, and maintains them as part of a collection.

   Marvel Publishing's comic book publications are distributed through three channels: (i) to comic book specialty stores on a nonreturnable basis (the "direct market"), (ii) to traditional retail outlets on a returnable basis (the "retail returnable market"), and (iii) on a subscription sales basis.

   For the years ended December 31, 1996, 1997 and 1998, approximately 65%, 68% and 81%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the direct market. Marvel Publishing distributes its publications through an unaffiliated entity which, in turn, services specialty market retailers and direct market comic book shops.

   For the years ended December 31, 1996, 1997 and 1998, approximately 19%, 22% and 10%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the retail returnable market. The retail returnable market consists of traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandise and national bookstore chains. The distributors sell Marvel Publishing's publications to wholesalers, who in turn sell to the retail outlets. Management issues credit to these distributors for unsold and returned copies. Distribution to national bookstore chains is accomplished through a separate distributor.

   For the years ended December 31, 1996, 1997 and 1998, approximately 6%, 3% and 3%, respectively, of Marvel Publishing's net publishing revenues were derived from subscription sales.

   For the years ended December 31, 1996, 1997 and 1998, approximately 10%, 7% and 6%, respectively, of Marvel Publishing's net publishing revenues were derived from advertising sales and other publishing activities. In most of Marvel Publishing's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. Marvel Publishing permits advertisers to advertise in a broad range of Marvel Publishing's comic book publications which target specific groups of titles that have a younger or older readership.

Toy Biz

   Toy Biz designs, develops, markets and distributes both innovative and traditional toys in the boys', girls', activities/games and electronic toy categories based on popular entertainment properties, consumer brand names and proprietary designs. Toy Biz's products are distributed to a number of general and specialty merchandisers and distributors in the United States and internationally.

   Based on industry reports, the domestic toy market (excluding video games) generated over $22 billion in retail sales in 1997. The toy industry is a highly competitive environment in which large mass market toy retailers dominate the industry and feature a large selection of toys. In recent years, entertainment conglomerates, through films, television shows and print products, have emerged as important content providers for toy manufacturers.
In addition, continued consolidation among discount-oriented retailers can be expected to require toy companies to keep prices low and to implement and maintain production and inventory control methods permitting them to respond quickly to changes in demand. In addition to the competitive pressures placed on manufacturers and distributors, the toy industry is subject to changing consumer preferences and significant seasonal patterns in sales. Some products in the toy industry are perennial favorites and others are successfully marketed only for a limited period of time. While it is impossible to predict future trends in a business as fad-oriented as the toy industry, the Company believes that its products are sufficiently diverse, well made and attractively priced to benefit from those trends.

 Products

   Toy Biz has historically marketed a variety of toy products designed for children of different age groups. A substantial portion of Toy Biz's products are based on the Marvel characters. During the period 1994 to 1998, the Company had average annual sales of $92.9 million of toys based on the Marvel characters, such as the Spider-Man Web Blaster, the top-selling action figure accessory toy during 1997. Toy Biz's current product strategy is to increase sales of Marvel-based toys, which generate higher margins than the Company's other toy product lines. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." In 1998, approximately 65% of the Company's net toy sales were generated from products not based on the Marvel characters. Toy Biz produces a portion of its products under licenses which it has obtained from third parties. In carrying out its business strategy, Toy Biz continuously monitors existing licensed properties and pursues new licenses where it believes that the new licenses fit with Toy Biz's core product lines, or where they may add to Toy Biz's core product mix.

   Some of Toy Biz's licenses confer rights to exploit original concepts developed by toy inventors and designers. Other licenses, referred to as trademark or brand name licenses, permit Toy Biz to produce toys bearing the recognized consumer trademark or brand name owned by the licensor. In return for these rights Toy Biz pays royalties to its licensors. Royalties paid by Toy Biz to licensors and inventors are typically based on a percentage of net sales. Most licenses have terms of one to three years and some are renewable at the option of Toy Biz upon payment of minimum guaranteed payments or the attainment of certain sales levels during the term of the license. In the future, royalty rates and minimum guaranteed royalty payments may increase or decrease depending upon various competitive forces in the toy industry.

   Boys' Products. Toy Biz is a leading marketer of youth entertainment products for domestic and international markets. These products are based on fictional action adventure characters owned or licensed by the Company. Action figures based on X-Men, consisting of over 300 characters, have been the most successfully developed of Toy Biz's action adventure lines. The popularity of the X-Men primarily resulted from that character group's long-standing success as a comic book title, as well as the past success of the Fox Kids Television Network's animated X-Men television show. Management believes that Toy Biz can continue to take advantage of the popularity of the X-Men and other characters by introducing new assortments of action figures, play sets and vehicles based upon new television programming and motion pictures.

   The Spider-Man product line also capitalizes on an animated television series which is broadcast on the Fox Kids Television Network. The Spider-Man toy line includes action figures, vehicles, play sets and accessories such as the popular Spider-Man Web Blaster. Toy Biz launched Silver Surfer products based upon the Silver Surfer animated television program which was broadcast on the Fox Kids Television Network from fall 1997 through spring 1998.

   Toy Biz's boys' products business is also comprised of other character genres supported by television advertising and broadcasts as well as popular video game characters. Toy Biz continues to market a line of action figures and play sets based on characters portrayed in the Xena: Warrior Princess syndicated television program. Toy Biz also markets play sets and vehicles using well-known stock car drivers and NASCAR licenses. Toy Biz has recently launched an action figure line based upon Resident Evil, a popular video game title. In 1998, Toy Biz introduced a popular boys' product, the WCW/NWO Bashin' Brawlers, under a license from World Championship Wrestling. Toy Biz also launched an action figure line based upon that license in January 1999.

   Girls' Products. Toy Biz's girls' business continues to be well received by consumers with new introductions and product line extensions. Baby Tumbles Surprise, Take Care of Me Twins, Casey Cartwheel, Magic Stroller Baby and Come to Me Baby Crawl 'n Walk were all top-selling dolls in the years when they were introduced. Toy Biz also continues to market Baby Tumbles Surprise and Baby Headstand Surprise and has extended another line with the introduction of the Take Care of Me Triplets dolls. Toy Biz also continues to take advantage of the name recognition and the goodwill associated with the Gerber name with the production of its line of dolls. Management believes that Toy Biz will continue to be an important source of new girls' products for the retail toy market.

   Activity Toys. The Company believes that the Spectra Star brand name accounts for a substantial share of the United States mass market kite business. Toy Biz also utilizes license-driven products to expand the consumer appeal of its kite products. Toy Biz's kite licenses have been granted by well-known licensors such as Disney, Sony Pictures, Nickelodeon, Universal Studios and Warner Bros. Toy Biz's activity toy products also include model rocketry products and Toy Biz's proprietary multi-activity game tables.

   Games. Toy Biz entered the game market with the introduction of Electronic Talking Rotten Egg in 1998. Toy Biz will also introduce two new games in 1999, Electronic Interactive Whac-a-Mole Game, based on the popular arcade game, and WCW/NWO Electronic Talking Thumb Wrestling Game.

 Design and Development

   Toy Biz maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twenty-four months, depending on product complexity.

   Toy Biz relies on independent parties in China to manufacture a substantial portion of its products. The remainder of its products are manufactured in Mexico or the United States. As a matter of policy, Toy Biz uses several different manufacturers. By concentrating its manufacturing among certain manufacturers, Toy Biz pursues a strategy of selecting manufacturers at which Toy Biz's product volume qualifies Toy Biz as a significant customer. Toy Biz is not a party to any long-term agreement with any manufacturer. See "--Risk Factors--We depend on toy manufacturers in China."

   Toy Biz's Spectra Star products are manufactured mainly in Mexico by the Company's Mexican subsidiary. During 1997, Toy Biz completed the construction of a new manufacturing facility in Mexico in order to expand manufacturing capacity for the Spectra Star and possibly other product lines.

     Toy Biz maintains a Hong Kong office from which it regularly monitors the progress and performance of its manufacturers and subcontractors. Toy Biz also uses Acts Testing Labs (H.K.) Ltd., a leading independent quality-inspection firm, to maintain close contact with its manufacturers and subcontractors in China and to monitor quality control of Toy Biz's products. Toy Biz uses an affiliate of Acts Testing Labs (H.K.) Ltd. to provide testing services for a limited amount of product currently produced in the United States.

 Customers, Marketing and Distribution

   Toy Biz markets and distributes its products in the United States and internationally, with sales to customers in the United States accounting for approximately 80%, 78% and 84% of the Company's net toy sales in 1996, 1997 and 1998, respectively.

   Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. Toy Biz's five largest customers include Toys 'R' Us, Inc., Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Dayton-Hudson Corp., and Kay-Bee Toys, a division of Consolidated Stores, Inc., which customers accounted in the aggregate for approximately 60%, 60% and 66% of the Company's total toy sales in 1996, 1997 and 1998, respectively. See "--Risk Factors--Our customer base for toys is concentrated."

   Toy Biz maintains a sales and marketing staff and retains various independent manufacturers' sales representative organizations in the United States. Toy Biz's management coordinates and supervises the efforts of its salesmen and its other sales representatives. Toy Biz also directly introduces and markets to customers new products and extensions to previously marketed product lines by participating in the major toy trade shows in New York, Hong Kong and Europe and through a showroom maintained by Toy Biz in New York.

   Toy Biz's products are sold outside the United States through independent distributors by the Company's Hong Kong subsidiary, under supervision of Toy Biz's management. Toy Biz's international product line generally includes products currently or previously offered in the United States, packaged to meet local regulatory and marketing requirements.

   Toy Biz utilizes an independent public warehouse in the Seattle, Washington area, for storage of its products. Management believes that adequate alternative storage facilities are available. Disruptions in shipments from China or from this facility could have a material adverse effect on Toy Biz.

Intellectual Property

   The Company believes that its library of proprietary characters as well as its "Marvel" trade name represent its most valuable assets and that its library could not be easily replicated. The Company currently conducts an active program of maintaining and protecting its intellectual property rights in the United States and in approximately 55 foreign countries. The Company's principal trademarks have been registered in the United States, certain of the countries in Western Europe and South America, Japan, Israel and South Africa. While the Company has registered its intellectual property in these countries, and expects that its rights will be protected in these countries, certain other countries do not have intellectual property laws that protect
United States holders of intellectual property and there can be no assurance that the Company's rights will not be violated or its characters "pirated" in these countries.

Advertising

   Although a portion of the Company's advertising budget for its toy products is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates a majority of its advertising budget for its toy products to television promotion. The Company advertises on national television and purchases advertising spots on a local basis. Management believes that television programs underlying the Company's toy product lines increase exposure and awareness.

   The Company currently engages Tangible Media, Inc. ("Tangible Media"), an affiliate of Isaac Perlmutter, to purchase certain of its advertising. Mr. Perlmutter is a director and a principal stockholder of the Company. The Company retains the services of a media consulting agency for advice on matters of advertising creativity.

Competition

   The industries in which the Company competes are highly competitive.

   Marvel Licensing competes with a diverse range of entities which own intellectual property rights in characters. These include D.C. Comics (which is owned by Time Warner, Inc.), The Walt Disney Company and other entertainment-related entities. Many of these competitors have greater financial and other resources than the Company.

   Marvel Publishing competes with over 500 publishers in the United States. Some of Marvel Publishing's competitors such as D.C. Comics are part of integrated entertainment companies and may have greater financial and other resources than the Company. Marvel Publishing also faces competition from other entertainment media, such as movies and video games, but management believes that it benefits from the low price of comic books in relation to those other products.

   Toy Biz competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Inc., Mattel Inc., Playmates, Inc. and Bandai, Co., Ltd., and Toy Biz considers Just Toys, Inc., Empire of Carolina, Inc. and Ohio Art Co. to be among its competitors as well. Many of these competitors have greater financial and other resources than the Company. The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games. Management believes that strong character and product licenses, the industry reputation and ability of its senior management, the quality of its products and its overhead and operational controls have enabled Toy Biz to compete successfully.

Employees

   As of December 31, 1998, the Company employed approximately 1,650 persons (including employees of the Fleer/SkyBox and Panini businesses). The Company also contracts for creative work on an as-needed basis with approximately 250 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

Government Regulations; Insurance

   The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the "CPSC") to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous. Similar laws exist in some states and cities in the United States, Canada and Europe. The Company maintains a quality control program (including the inspection of goods at factories and the retention of an independent quality-inspection firm) designed to ensure compliance with applicable laws.

   The Company's business exposes it to potential product liability risks which are inherent in the design, marketing and sale of children's products. The Company currently maintains product liability insurance and an umbrella liability policy. In the event of a successful claim against the Company, a lack of sufficient insurance coverage could have a material adverse effect on Toy Biz's business and operations. Moreover, though the Company maintains what it considers to be adequate insurance, a claim could materially and adversely affect the reputation and prospects of the Company.

The Reorganization

   On December 27, 1996, MEG and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (collectively, the "Bankruptcy Case"). The Fourth Amended Plan of Reorganization (the "Plan") proposed by Toy Biz, Inc. and certain secured creditors of MEG in the Bankruptcy Case was confirmed by the United States District Court for the District of Delaware (the "District Court"), which had assumed jurisdiction over the Bankruptcy Case, and in connection with that confirmation, all appeals relating to consummation of the Plan were withdrawn by all parties involved in the Bankruptcy Case.

   The Merger, the Charter Amendment, the Equity Securities Issuances, the Secured Creditors Cash Payment, the Unsecured Creditors Cash Payment, the Initial Administration Expense Claims Payment, the Panini Payment, the Panini Guaranty, the Dispute Settlement and Professional Fees Payments, the Capital Contribution, the Refinancing, the Bridge Loan, the Standstill Agreements and the Litigation Trusts, in each case as described below, are referred to in this Report collectively as the "Reorganization."

   Pursuant to the Plan, the Company used the proceeds from the Bridge Loan, together with other funds, to consummate the following transactions on October 1, 1998, the date of the Plan's consummation:

 Merger

   Pursuant to an Agreement and Plan of Merger, dated as of August 12, 1998, by and among MEG, MEG Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Toy Biz, Inc., and Toy Biz, Inc., MEG Acquisition Corp. merged with and into MEG, with MEG surviving as a wholly-owned subsidiary of Toy Biz, Inc.

 Charter Amendment

   Toy Biz, Inc. amended (the "Charter Amendment") its restated certificate of incorporation and by-laws to, among other things: (i) change its name from "Toy Biz, Inc." to "Marvel Enterprises, Inc."; (ii) authorize that the Company shall have only one class of authorized common stock, par value $.01 per share (the "Common Stock"), with 250 million shares authorized, each share of which will have one vote; (iii) authorize 100 million shares of preferred stock, par value $.01 per share (the "Preferred Stock"), and designate 75 million shares of the Preferred Stock as 8% cumulative convertible exchangeable preferred stock, par value $.01 per share (the "8% Preferred Stock"); and (iv) provide that the board of directors of the Company (the "Board") consist of eleven directors.

 Equity Securities Issuances

   In connection with the consummation of the Plan, the Company issued (collectively, the "Equity Securities Issuances"):

     (1) 16.9 million shares of 8% Preferred Stock as follows: (a) 7.9 million shares to certain secured creditors of MEG (the "Secured Creditors") and (b) 9 million shares to certain purchasers (the
  "Preferred Stock Investors");

     (2) 13.1 million shares of Common Stock to the Secured Creditors;

     (3) warrants to purchase up to 1.75 million shares of Common Stock at an exercise price of $17.25 per share (the "Plan Warrants") to certain unsecured creditors of MEG (the "Unsecured Creditors"); and

     (4) the following warrants to former stockholders of MEG and holders of certain class securities litigation claims concerning MEG stock (collectively, the "MEG Equity Holders"), the Unsecured Creditors and certain other creditors of MEG: (a) three-year warrants to purchase 4 million shares of Common Stock at an exercise price of $12.00 per share (the "Stockholder Series A Warrants"); (b) six-month warrants to purchase 3 million shares of 8% Preferred Stock at an exercise price of between $10.65 and $11.88, based on the date of warrant issuance, per share (the "Stockholder Series B Warrants"); and (c) four-year warrants to purchase 7 million shares of Common Stock at an exercise price of $18.50 per share (the "Stockholder Series C Warrants," and together with the Stockholder Series A Warrants and the Stockholder Series B Warrants, the "Stockholder Warrants"; the Stockholder Warrants and the Plan Warrants, collectively, the "Warrants"). The completion of all distributions to the Unsecured Creditors is pending until the District Court makes certain determinations concerning the amount of the Unsecured Creditors' allowed claims.

 Secured Creditors Cash Payment

   The Company paid $221.8 million in cash (the "Secured Creditors Cash Payment") to the Secured Creditors. An additional $10 million had been paid to the Secured Creditors in the second quarter of 1998 in connection with the sale of MEG's confectionery business.

 Unsecured Creditors Cash Payment

   The Company deposited money into a trust account that will be used to make a cash payment to the Unsecured Creditors in an amount equal to the lesser of
(i) $2 million plus fifteen percent (15%) of the amount of their allowed claims and (ii) $8 million (the "Unsecured Creditors Cash Payment"). The Company currently anticipates that the Unsecured Creditors Cash Payment will equal $8 million.

 Initial Administration Expense Claims Payment

   The Company agreed to pay in cash all administration expense claims incurred in connection with the Bankruptcy Case (the "Administration Expense Claims"). On the consummation date of the Plan, the Company paid approximately $20.2 million of Administration Expense Claims (the "Initial Administration Expense Claims Payment"). In December 1998, the Company paid approximately $4.2 million of additional Administration Expense Claims. The Company estimates that it may be required to pay between $10 million and $20 million of additional Administrative Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. If the aggregate amount of Administration Expense Claims is in excess of $35 million, Zib Inc. ("Zib"), an affiliate of Mr. Perlmutter, has agreed that Zib or one of its affiliates will lend the Company the amount of the excess in exchange for a five-year promissory note from the Company (the "Excess Administration Expense Claims Note") which would bear interest at 2% above the interest rate on the Notes.

 Panini Payment and Panini Guaranty

   The Company paid $13 million in cash (the "Panini Payment") to certain creditors (the "Panini Creditors") of Panini SpA and issued to the Panini Creditors a deficiency guaranty (the "Panini Guaranty") of up to $27 million of Panini SpA's indebtedness. The Company has the right to terminate the Panini Guaranty at any time by delivering to holders of the restructured Panini SpA debt a standby letter of credit or debt securities of the Company having a value equal to the amount of the Panini Guaranty. The terms of the Panini Guaranty provide that the Company cannot sell any of its significant subsidiaries or change the principal nature of its business. The Company has also agreed to indemnify the Panini Creditors against any expenses incurred by them in enforcing the Panini Guaranty against the Company. The subsidiary guarantors with respect to the Notes are also guarantors under the Panini Guaranty.

 Dispute Settlement and Professional Fees Payments

   The Company paid $3.5 million in cash (the "Dispute Settlement Payment") to certain claimants in the Bankruptcy Case in settlement of disputes. The Company also paid $200,000 (the "Professional Fees Payment") to Dickstein Partners Inc. in reimbursement of professional fees incurred in connection with the purchase of shares of 8% Preferred Stock on October 1, 1998. Dickstein Partners Inc. is an affiliate of Mark Dickstein, who became a director of the Company after October 1, 1998.

 Capital Contribution

   The Company received a capital contribution totaling $1.5 million (the "Capital Contribution") from an affiliate of Mr. Perlmutter and from Avi Arad. Mr. Arad is a director, executive officer, and principal stockholder of the Company.

 Refinancing

   The Company repaid all outstanding indebtedness (the "Refinancing") under Toy Biz, Inc.'s then-existing working capital facility.

 Bridge Loan

   The Company obtained the Bridge Loan from UBS. A portion of the proceeds from the Notes Offering were used to repay the Bridge Loan.

 Standstill Agreements

   Carl C. Icahn and High River Limited Partnership (the "High River Group") and Vincent Intrieri and Westgate International L.P. (the "Westgate Group") entered into standstill agreements (the "Standstill Agreements") on the consummation date of the Plan. Pursuant to the Standstill Agreements, the High River Group and the Westgate Group have each agreed that they will not, and will not permit their affiliates or associates to, among other things, seek to control the management of the Company. In addition, the Standstill Agreements require that the High River Group and Westgate Group vote all securities beneficially owned by them in connection with any action to be taken by the Company's securityholders with respect to which an abstention will have the same effect as a vote against the matter, in proportion to the votes cast with respect to that action by all other holders of securities. With respect to all other matters to be voted upon at a meeting of the Company's securityholders, the High River Group and Westgate Group shall cause securities beneficially owned by them to be present at the meeting for quorum purposes but to abstain from voting on the matter. The Standstill Agreements will terminate on October 1, 2002, subject to earlier termination under certain circumstances.

 Litigation Trusts

   In accordance with the Plan, two litigation trusts were formed on the consummation date of the Plan. Each litigation trust is now the legal owner of litigation claims that formerly belonged to MEG and its subsidiaries. The primary purpose of one of the trusts (the "Avoidance Litigation Trust") is to pursue bankruptcy avoidance claims. The primary purpose of the other trust (the "MAFCO Litigation Trust") is to pursue certain litigation claims against Ronald O. Perelman and various related entities and individuals. The Company has agreed to lend up to $1.1 million to the Avoidance Litigation Trust and up to $1 million to the MAFCO Litigation Trust, in each case on a revolving basis to fund the trust's professional fees and expenses. Each litigation trust is obligated to reimburse the Company for all sums advanced, with simple interest at the rate of 10% per year. Net litigation proceeds of each trust will be distributed to the trust's beneficiaries only after the trust has, among other things, paid all sums owed to the Company, released the Company from any further obligation to make loans to the trust, and established reserves to satisfy indemnification claims. The Company is entitled to 65.1% of net litigation proceeds from the Avoidance Litigation Trust. The Company is not entitled to any net litigation proceeds from the MAFCO Litigation Trust.

Sources and Uses of Funds to Consummate the Reorganization

   The following table sets forth the sources and uses of funds in connection with the Reorganization:

                                                                   (in millions)
                                                                   -------------
Sources of Funds (1):
Cash..............................................................    $ 29.8
Bridge Loan.......................................................     200.0
8% Preferred Stock................................................      90.0
Capital Contribution..............................................       1.5
                                                                      ------
   Total Sources of Funds.........................................    $321.3
                                                                      ======
Uses of Funds (1):
Secured Creditors Cash Payment....................................    $221.8
Unsecured Creditors Cash Payment..................................       8.0
Initial Administration Expense Claims Payment.....................      20.2
Panini Payment....................................................      13.0
Dispute Settlement and Professional Fees Payments.................       3.7
Refinancing.......................................................      21.0
Fees and expenses.................................................       6.8
Working capital...................................................      26.8
                                                                      ------
   Total Uses of Funds............................................    $321.3
                                                                      ======

--------
(1) Excludes the issuance of (1) 7.9 million shares of 8% Preferred Stock to the Secured Creditors; (2) 13.1 million shares of Common Stock to the Secured Creditors; (3) the Plan Warrants to the Unsecured Creditors;

   and (4) the Stockholder Warrants to the MEG Equity Holders, the Unsecured Creditors and certain other creditors of MEG. See "--The Reorganization --Equity Securities Issuances."

Risk Factors

 Our substantial indebtedness could harm us.

   Our substantial indebtedness could cause various problems for us, as detailed below. Our indebtedness consists of the $250 million of Notes that we issued in February 1999 and a guarantee of $27 million of the indebtedness of Panini SpA. In addition, we expect to be able to borrow at least $60 million under a new working capital facility.

   The amount of our indebtedness could have important consequences to our noteholders and stockholders, including, but not limited to, the following:

   . our ability to borrow money or sell stock for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

   . a substantial portion of whatever cash we make from our business will be needed to pay the principal of, and interest on, our indebtedness, thereby reducing the funds available to operate our business;

   . our ability to develop our business and expand may be limited by the indenture governing the Notes or by our other loan agreements; and

  . our indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

   Our ability to pay dividends on the 8% Preferred Stock, to pay interest on the Notes, to repay our future lenders and to operate and grow our business will depend on our operating success, which could be affected by many factors, including general economic conditions and other factors beyond our control. If we do not fulfill the promises that we made in the indenture governing the Notes, or the promises that we make in other loan agreements, the noteholders or our other lenders could demand that we pay back all the money we owe them under those agreements immediately. It is possible that the cash we generate by operating our business, together with borrowings expected to be available under a new working capital facility, if obtained, will be too little to make required payments under the indenture and other loan agreements and to cover our other cash requirements. In that case, we would need to renegotiate those agreements, to refinance our indebtedness or to obtain additional financing; but we might be unable to do so.

 We may need additional financing but be unable to obtain it.

   We may need a new working capital facility but be unable to obtain it. Even if we obtain a new working capital facility, its terms will probably require us to comply with various financial and other covenants in order to borrow money. We failed to comply with similar covenants under the revolving credit facility that we obtained on October 1, 1998 (which we terminated in February
1999). If we do not obtain a satisfactory new working capital facility, or if we are otherwise unable to obtain any additional funds, it could significantly harm us.

 Our financing agreements limit our operating flexibility.

   Both the indenture that governs the Notes and a new working capital facility, if obtained, will constrict us in ways that may limit our financial success. For instance, they will limit our ability to:

  .  incur additional indebtedness;

  .  incur liens;

  .  pay dividends, make investments or make some types of payments;

  .  consummate some types of asset sales;

  .  enter into some types of transactions with affiliates;

  .  merge or consolidate with any other person; or

  . sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

   If we obtain a new working capital facility, it will probably require us to satisfy various financial tests. Events beyond our control might cause us to fail those tests. If we fail any of the tests, our new working capital facility lenders will have the right to demand that we pay back all the money we owe them at once. If we are unable to repay the money, those lenders might be entitled to sell substantially all our assets, which we expect will be pledged to the lenders to secure our debt.

 The financial data of MEG has limited use in evaluating our future performance.

   The financial data of MEG is not indicative of our future performance due to several factors, including: (1) the effects of MEG's acquisition of Panini SpA on September 1, 1994; (2) MEG's consolidation of its financial statements with those of Toy Biz, Inc. from March 2, 1995 (the date of Toy Biz, Inc.'s initial public offering) through June 30, 1997 (the results of operations of Toy Biz, Inc. after June 30, 1997 are not included in MEG's statement of operations data); (3) the effects of MEG's acquisition of SkyBox International Inc. on April 27, 1995; (4) MEG's commencement of bankruptcy proceedings on December 27, 1996; (5) the Reorganization; (6) the Fleer Sale and (7) the intended disposition of the Panini business. As a result, there is limited financial and operating data of MEG for a potential investor to evaluate.

 We might not be able to integrate the businesses of Toy Biz, Inc. and MEG.

   Our future success will depend in part on our ability to effectively integrate the businesses of Toy Biz, Inc. and MEG. This process may require a disproportionate amount of time and attention of our management, financial and other resources. Although we believe that we have the opportunity for synergies and cost savings, the timing or amount of synergies or cost savings that may ultimately be attained is uncertain. Some of the anticipated benefits of the combination may not be achieved if our operations are not successfully integrated in a timely manner. The difficulties of that integration may initially be increased by the necessity of coordinating and integrating personnel with different business backgrounds and corporate cultures. We might not be able to integrate effectively Toy Biz, Inc.'s and MEG's operations. If we are not successful in this combination, if the combination takes longer than anticipated, or if the integrated operations fail to achieve market acceptance, our business could be adversely affected. In addition, implementation of our business strategy will be subject to numerous other contingencies beyond our control, including, among others, general and regional economic conditions, interest rates, competition, and the ability to attract and maintain skilled employees. As a result, the combination might not be successful, our business strategies might not be effective and we might not be able to achieve our goals.

 There have been declines in many of our lines of business in recent periods.

   In recent years there has been a decline in many of our businesses, and that decline may continue. In 1995 and 1996, there was an overall decline in MEG's core publishing business, its licensing business and its sports and entertainment trading card business which had a material adverse effect on MEG. This decline, along with the substantial indebtedness incurred by MEG in connection with its acquisition program, ultimately led MEG to file for bankruptcy protection in 1996. MEG's publishing revenues, along with those of the overall comic book industry, declined primarily as a result of reduced readership, lower speculative purchases and lower selling prices, which in turn caused a contraction in the number of comic book specialty stores. These store closings further hurt MEG's net publishing revenues. In 1997 and 1998, MEG's publishing revenues continued to decline due to these reasons and MEG's decision to eliminate unprofitable comic book titles. We do not expect publishing revenues to return to pre-bankruptcy levels.

   MEG's licensing revenues declined significantly from pre-bankruptcy levels. These revenues decreased from $54.7 million in 1995 to $15.1 million in 1998. There can be no assurance that our licensing revenues will reach MEG's pre-bankruptcy levels.


   The bankruptcy of MEG also caused a decline in our toy business because a substantial portion of our toy products were based on characters licensed to us by MEG. Our toy business might not return to its pre-bankruptcy levels. In addition, during the fourth quarter of 1998, our operations were hurt by the decision of Toys 'R' Us, one of our major customers, to significantly reduce its toy inventory levels.

   Our net toy sales were $221.6 million, $150.8 million and $212.4 million in 1996, 1997 and 1998, respectively, while our toy operating income (loss) was $27.2 million, $(49.3) million and $(18.7) million, respectively, for such periods. MEG's revenues (including the Fleer/SkyBox sports and entertainment trading card and Panini activity sticker and adhesive paper businesses) were $745.5 million, $471.7 million and $273.5 million in 1996, 1997 and the nine months ended September 30, 1998, respectively, while its operating loss was $(386.3) million, $(191.4) million and $(2.3) million, respectively, for such periods.

   We believe the sales and the profitability of each of our businesses have been hurt by concerns about the effect of MEG's bankruptcy proceedings among customers and others with whom we do business. While we believe that the consummation of MEG's plan of reorganization has alleviated these concerns, our sales and profitability might continue to be adversely affected.

 Our customer base for toys is concentrated.

   Like other toy makers, we are dependent upon toy retailers and mass merchandisers to distribute our products. The retail toy business is highly concentrated. The five largest customers for our toy products accounted in the aggregate for approximately 66% of our total toy sales in 1998. An adverse change in, or termination of, our relationship with one or more of our major customers could have a material adverse effect on us. In recent years, the retail chain store industry, and the toy retail industry in particular, have undergone significant consolidation. To the extent that this consolidation continues, our distribution base could shrink, thereby concentrating an even greater percentage of our sales in a smaller number of retailers and increasing the remaining toy retailers' ability to negotiate more favorable terms and prices from us.

 Toy retailers' inventory management systems could cause us to produce the wrong amount of toy products.

   Each of our five top toy customers uses, to some extent, inventory management systems which track sales of particular products and rely on reorders being rapidly filled by suppliers like us, rather than on large inventories being maintained by the retailers themselves. These systems increase pressure on us to fill orders promptly. The systems also shift a portion of retailers' inventory risk onto us. Our production of excess products to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us on even our most popular items. For instance, we believe that our operations were negatively impacted in the fourth quarter of 1998 by the decision of Toys 'R' Us, one of our major customers, to significantly reduce its toy inventory levels. If we fail to anticipate a high demand for our products, however, we face the risk that we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, particularly during the Christmas season, and may consequently lose sales.

 We are vulnerable to changing consumer preferences.

   Our new and existing toy products are subject to changing consumer preferences. Most of our toy products can be successfully marketed for only a limited period. In particular, toys based on feature films are in general successfully marketed for only a year or two following the film's release. Existing product lines might not retain their current popularity or new products developed by us might not meet with the same success as our current products. We might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy is to make toys based on the anticipated success of feature film releases and TV show broadcasts. If these releases and broadcasts are not successful, we may not be able to sell these toys profitably, if at all. In addition, we derive a substantial portion of our revenues from a limited number of popular toys. In particular, we expect products based on our World Championship Wrestling license to generate a significant portion of our operating income during the next several years. If these products are not successful, it could have a material adverse effect on us.

 We depend on toy manufacturers in China.

   A large number of our toy products are manufactured in China, which subjects us to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. Our ability to obtain products from our Chinese manufacturers is dependent upon the United States' trade relationship with China. The "most favored nation" status of China, which is reviewed annually by the United States government, is a regular topic of political controversy. The loss of China's "most favored nation" status would increase the cost of importing products from China significantly, which could have a material adverse effect on us. The imposition of further trade sanctions on China could result in significant supply disruptions or higher merchandise costs to us. We might not be able to find alternate sources of manufacturing outside China on acceptable terms even if we want or need to. Our inability to find those alternate sources could have a material adverse effect on us.

   We purchase goods from manufacturers in China mostly in Hong Kong dollars and, accordingly, fluctuations in Hong Kong monetary rates may have an impact on our cost of goods. In recent years, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. The Hong Kong dollar, however, might not continue to be tied to the United States dollar. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase our cost of products manufactured in China and harm our business.

 Our toy business is seasonal.

   Unlike many industries, the toy industry tends to be seasonal. Our annual operating performance depends, in large part, on our sales of toys during the relatively brief Christmas selling season. During 1996, 1997 and 1998, 64%, 67% and 60%, respectively, of our domestic net toy sales were realized during the second half of the year. We expect that our toy business will continue to experience a significant seasonal pattern for the foreseeable future. This seasonal pattern requires significant use of working capital mainly to build inventory during the year, prior to the Christmas selling season, and requires accurate forecasting of demand for our products during the Christmas selling season. We are seeking to obtain a new working capital facility; however, that facility is not yet in place, and we might not obtain it. The failure to obtain a working capital facility could have a material adverse effect on our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 We depend on a single direct market comic book distributor.

   We distribute our comic book publications to the direct market through the only major comic book distributor. The direct market accounted for approximately 81% of Marvel Publishing's net publishing revenues in 1998. As a result, a termination of our agreement with that distributor could significantly disrupt our publishing operations. Our agreement with the distributor is for a term of three-and-a-half years and automatically renews for succeeding one-year periods unless terminated by either party. Either party also has the right to terminate upon the happening of certain events. We believe that the termination of the current distribution agreement would not have a long-term material adverse effect on us.

 The outcome of stockholder votes is controlled by a small number of stockholders.

   A majority of the voting power of our stock is held by a small number of stockholders, who can determine the outcome of most stockholder votes. In addition, holders of over 60% in voting power of our stock have entered into a stockholders' agreement with us. The stockholders' agreement provides, among other things, that its parties shall nominate and vote in favor of each other's designated members of our board of directors. Other stockholders, therefore, have little or no ability to select our directors while the stockholders' agreement is in effect.

 We have not yet achieved Year 2000 compliance.

   Through December 31, 1998, we incurred Year 2000 conversion costs for our Toy Biz division of approximately $1.3 million and we expect to incur an additional $1 million in 1999. We are utilizing both internal and external sources to remediate, or replace, and test Toy Biz's software for Year 2000 modifications. We anticipate completing the Year 2000 project for Toy Biz by June 30, 1999.

   We are in the process of completing an assessment of Year 2000 compliance for the Marvel Licensing and Marvel Publishing operations. MEG did not allocate resources to the Year 2000 project while it was in bankruptcy, and as of December 31, 1998, we had incurred no Year 2000 conversion costs for Marvel Licensing or Marvel Publishing. We believe that we can successfully complete the Year 2000 compliance of Marvel Licensing and

Marvel Publishing by converting their financial system into the Toy Biz financial system. We expect to complete the conversion by August 1999. We will also make other systems used by Marvel Licensing and Marvel Publishing Year 2000 compliant by converting them to the Toy Biz system. We estimate that the costs to conform Marvel Licensing and Marvel Publishing will be approximately $500,000.

   The cost of the project and the date on which we believe that we will complete the Year 2000 modifications are only estimates. We currently believe that the Year 2000 issue will not pose significant operational problems for our computer systems. We have begun to communicate with our customers and major suppliers in order to determine whether the Year 2000 issue will affect the ability of those companies' computer systems to interface with our systems or will otherwise affect the ability of those companies to transact business with us. We are not aware of any such material issues with our customers and suppliers at this time. Our worst-case scenarios would be manual performance of all accounting functions and the loss of relationships with our major customers because of the inability of our computers to interface with theirs. We have not developed a contingency plan to assess the likelihood of, and to address, our worst-case scenarios. We assess our Year 2000 status regularly and will begin to develop comprehensive contingency plans if we believe that we will not complete the Year 2000 project in a timely manner. If our Year 2000 project is not completed on a timely basis, or if our major customers or suppliers fail to address all the Year 2000 issues, we believe that it could have a material adverse impact on our operations.

ITEM 2. PROPERTIES

   The Company has the following principal properties:

Facility                       Location                 Square Feet Owned/Leased
--------                       --------                 ----------- ------------
Office........................ New York, New York          69,000      Leased
Office........................ New York, New York          37,000      Leased
Office........................ New York, New York          15,000      Leased
Office/Showroom............... New York, New York           5,200      Leased
Office/Warehouse.............. Yuma, Arizona               80,000       Owned
Warehouse..................... Puyallup, Washington       210,000      Leased
Manufacturing................. San Luis, Mexico           190,000       Owned
Office........................ Santa Monica, California     2,800      Leased

ITEM 3. LEGAL PROCEEDINGS

   The Company is a party to certain legal actions described below. In addition, the Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding and there can be no assurances, the Company believes that its legal proceedings and claims (including those described below), individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

   Certain Bankruptcy Proceedings. As a result of the consummation of the Plan on October 1, 1998, all claims against MEG with respect to orders issued by the District Court in connection with the Plan have been released, as have all claims by MEG against the Company and all claims against the Company concerning the effect of the June 1997 change of control of MEG on the voting power of the stock in the Company owned by MEG.

   Spider-Man Litigation. The Company's subsidiaries Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and/or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc.

("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgment to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to the rights to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character have not been resolved. It is the Company's position that Viacom has no such rights. The rights asserted by Viacom are alleged to arise under an agreement between the Marvel Parties and 21st Century Productions, Inc., which the Marvel Parties claim has expired or was terminated, and an agreement between 21st Century and Viacom to which Marvel was not a party. A trial is currently scheduled to begin in April, 1999. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its television distribution rights with respect to a Spider-Man movie and intends to litigate its claims against Viacom vigorously.

   Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time
Warner Companies, Inc., the Company, MEG and its wholly-owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by the complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the applicable copyright statute and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

   Prior to commencing his action in California, on January 24, 1997, Wolfman had filed a proof of claim in the bankruptcy cases of MEG and Marvel
Characters, Inc. asserting ownership rights to the Blade and Deacon Frost characters, among others. On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly-owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman.

   Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows, although there can be no assurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In the fourth quarter of 1998, the only matter submitted to a vote of the Company's stockholders was the approval of the Company's 1998 Stock Incentive Plan (the "Stock Incentive Plan"), which was obtained on December 30, 1998 by written consent of the Company's stockholders. The Company received written consents approving the Stock Incentive Plan from holders of record at the close of business on December 11, 1998 of 64.7% in combined voting power of the Company's outstanding Common Stock and 8% Preferred Stock. In connection with the stockholders' approval of the Stock Incentive Plan, an information statement was filed on December 30, 1998 with the Securities and Exchange Commission and distributed on that day to stockholders of record at the close of business on December 11, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The following table sets forth, for each fiscal quarter indicated, the high and low prices for the Company's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape.

      Fiscal Year                                           High       Low
      -----------                                           -----      ----
      1997
        First Quarter...................................... $  20      $ 8 3/8
        Second Quarter..................................... $  11      $ 8 1/4
        Third Quarter...................................... $  11      $ 7 15/16
        Fourth Quarter..................................... $  9 11/16 $ 7 9/16
      1998
        First Quarter...................................... $ 10 7/16  $ 6 15/16
        Second Quarter..................................... $ 11 5/16  $ 8 15/16
        Third Quarter...................................... $ 10 7/16  $ 6 3/8
        Fourth Quarter..................................... $  6 7/8   $ 4 5/16

   As of March 23, 1999, there were 157 holders of record of the Company's Common Stock.

   The Company has not declared any dividends on the Common Stock. The Company expects that a new working capital facility, if obtained, will restrict the Company's ability to pay dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   During 1998, the Company made the following sales of equity securities which were not registered under the Securities Act:

  1. Pursuant to the Plan, the Company sold 9 million shares of 8% Preferred Stock on October 1, 1998 for an aggregate of $90 million to purchasers in a private sale. See "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation--Agreements Relating to the Purchase of Preferred Shares." Exemption from the registration requirements of the Securities Act was claimed under Section 4(2) of the Securities Act. Each share of 8% Preferred Stock is convertible into
     1.039 shares of Common Stock.

  2. In addition, pursuant to the Plan, the Company issued the following securities (the "Section 1145 Securities") on October 1, 1998:

    (a) 7.9 million shares of 8% Preferred Stock to the Secured Creditors;

    (b) 13.1 million shares of Common Stock to the Secured Creditors;

    (c) the Plan Warrants to the Unsecured Creditors; and

    (d) the Stockholder Warrants to the MEG Equity Holders, the Unsecured Creditors and certain other creditors of MEG.

  See "Item 1. Business--The Reorganization--Equity Securities Issuances." The consideration for the Section 1145 Securities is set forth in the Plan, and consisted principally of the recipients' claims against MEG or interests in MEG. Exemption from the registration requirements of the Securities Act for the Section 1145 Securities was claimed under Section 1145 of the United States Bankruptcy Code. The completion of all distributions to the Unsecured Creditors is pending until the District Court makes certain determinations concerning the amount of the Unsecured Creditors' allowed claims.

ITEM 6. SELECTED FINANCIAL DATA

   The following table presents selected combined or consolidated financial data, derived from the Company's audited financial statements, for the business of the Company for the five-year period ended December 31, 1998. The selected financial data of the Company for the year ended December 31, 1998 are not comparable to prior periods due to the Company's acquisition of MEG on October 1, 1998. The Company has not paid dividends on its capital stock during any of the periods presented below.

                                                 Year Ended
                               -----------------------------------------------
                               Dec. 31, Dec. 31, Dec. 31, Dec. 31,   Dec. 31,
                                 1994     1995     1996     1997       1998
                               -------- -------- -------- ---------  ---------
                                  (in thousands, except per share amounts)
Statement of Operations Data:
Net sales....................  $156,525 $196,395 $221,624 $ 150,812  $ 232,076
Operating income (loss)......    32,072   47,014   27,215   (49,288)   (19,460)
Net income (loss)............    18,014   28,402   16,687   (29,465)   (32,610)
Basic and diluted net income
 (loss) per common share
 (1).........................      0.67     1.05     0.61     (1.06)     (1.23)
Preferred dividend
 requirement.................       --       --       105        71      3,380
At December 31:
Balance Sheet Data:
Working capital (deficit)(2).    39,839   85,174  102,192    74,047   (133,392)
Total assets.................   104,723  152,218  171,732   150,906    689,904
Borrowings...................    21,500      --       --     12,000    200,000
Other non-current debt.......       --       --       --        --      27,000
Due to stockholders and
 affiliated companies........    16,845      --       --        --         --
Redeemable preferred stock...       --     3,016    1,681       --     172,380
Stockholders' equity.........    38,416  111,332  137,455   107,981    183,624

--------
(1) Assumes 27,000,000 common and common equivalent shares outstanding for periods prior to 1995.
(2) At December 31, 1998, the Company had a working capital deficiency of $133.4 million, due to the required repayment of the Bridge Loan. Giving effect to the Notes Offering and the Fleer Sale, the Company would have had working capital of $102.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business--Risk Factors" could cause actual results to differ materially from those contained in forward-looking statements made in this Report and in oral statements made by authorized officers of the Company. When used in this Report, the words "intend," "estimate," "believe," "expect" and similar expressions are intended to identify forward-looking statements.

   The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Report.

   Set forth below is a discussion of (i) the financial condition and results of operations of the Company for the three fiscal years ended December 31, 1998 and (ii) results of operations of MEG for the three fiscal years ended December 31, 1997 and for the nine months ended September 30, 1998. Because of the significant effect of the Reorganization on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Overview

 Net Sales

   The Company's net sales are generated from (i) licensing the Marvel characters for use in merchandise, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books, including related advertising revenues; and (iii) marketing and distributing toys, including toys based on the Marvel characters, proprietary toy products and toys based on properties licensed to the Company from third parties. On a pro forma basis after giving effect to the Reorganization, the Fleer Sale and the intended disposition of the Panini activity stickers and adhesive paper business, licensing, publishing and toys would have accounted for 4%, 19% and 77%, respectively, of the Company's net sales for the year ended December 31, 1998. The Company's strategy is to increase the media exposure of the Marvel characters through its media and promotional licensing activities, which it believes will create revenue opportunities for the Company through sales of toys and other licensed merchandise. In particular, the Company plans to focus its future toy business on marketing and distributing toys based on the Marvel characters, which provide the Company with higher margins because no license fees are required to be paid to third parties and, because of media exposure, require less promotion and advertising support than the Company's other toy categories. The Company intends to use comic book publishing to support consumer awareness of the Marvel characters and to develop new characters and storylines.

   The Company records as revenue the present value of licensing fees from its licensing activities at the time the Company's characters are available to the licensee and the collection of licensing fees is reasonably assured. Licensing fees booked as revenue but not yet realized are recorded as receivables. Licensing receivables due more than one year beyond the balance sheet date are discounted to their net present value.

 Operating Expenses: Cost of Sales

   There generally is no cost of sales associated with the licensing of the Company's characters.

   Cost of sales for comic book publishing consists of art and editorial, printing and distribution costs. Art and editorial costs account for the most significant portion of publishing cost of sales. Art and editorial costs consist of compensation to editors, writers and artists. The Company generally hires writers and artists on a freelance basis but has exclusive employment contracts with certain key writers and artists.

   The Company out-sources the printing of its comic books to an unaffiliated company. The Company's cost of printing is subject to fluctuations in commodity-based products such as paper.

   Cost of sales for the toy business consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of sales is product and package manufacturing. The Company, which utilizes multiple manufacturers, solicits multiple bids for each project in order to control its manufacturing costs. A substantial portion of the Company's toy manufacturing takes place in China. A substantial portion of the Company's toy manufacturing contracts are denominated in Hong Kong dollars.

 Operating Expenses: Selling, General and Administrative

   Selling, general and administrative costs consist primarily of advertising, royalties, general and administrative, warehousing and store merchandising. The most significant portion of selling, general and administrative costs is advertising and royalties.

   Advertising expense varies with the Company's product mix. In the near term, those costs are likely to increase as the Company further promotes the toys developed under its World Championship Wrestling (WCW/NWO) license. In the longer term, the Company expects those costs to decrease as the Company emphasizes toys based on the Marvel characters.




   Royalties are payable on toys based on characters licensed from third parties, such as World Championship Wrestling, Universal Studios and Sony Pictures, as well as toys developed by outside inventors. Because the Company expects that products based on its World Championship Wrestling license will generate a significant portion of its operating income during the next several years, the Company believes that royalty expense paid to World Championship Wrestling will significantly increase. There are no royalty payments for Marvel-character-based toy products.

   General and administrative costs consist of salaries and corporate overhead.

   The Company expects warehousing and store merchandising costs to change over time in line with the Company's toy sales.

 Operating Expenses: Depreciation and Amortization

   Depreciation and amortization expense consists of amortization of goodwill and other intangibles, tooling, product design and development, packaging design and depreciation expense. Amortization expense will increase significantly as a result of the goodwill created pursuant to the combination of Toy Biz, Inc. and MEG, which will be amortized over an assumed 20-year life.

   Tooling and product design and development and packaging design expense, which are attributable to the toy business, are amortized over the life of the respective product. The Company believes its tooling, product and packaging design expense accounted for most of depreciation and amortization in 1998.

Results of Operations of the Company

 Year ended December 31, 1998 compared with year ended December 31, 1997

   The Company's net sales increased to $232.1 million for the year ended December 31, 1998 from $150.8 million in the 1997 period. The increase in net sales was partially due to the inclusion of $19.6 million in publishing and licensing revenues in the fourth quarter of 1998 as a result of the acquisition of MEG on October 1, 1998. Net sales in the toy division increased $61.6 million to $212.4 million in 1998. Net sales in the domestic boys' toys category increased $20.1 million to $63.2 million in 1998 due primarily to the introduction of the WCW/NWO Bashin' Brawlers in the second half of 1998, which accounted for $17.2 million in net sales. Net sales in the domestic girls' toys category increased $3.3 million in 1998 to $42.0 million due primarily to the increased product line of new promotional dolls in 1998. Net sales of domestic activity toys and other products increased $3.7 million to $31.7 million in 1998 due primarily to shipments of products related to the Godzilla feature film released in 1998. The Company believes that its net sales in each of its domestic toy categories was adversely affected by Toys 'R' Us' decision to eliminate excess inventory through a one-time reduction in inventory that resulted in significant declines in its purchases from toy manufacturers. Net sales of toy products sold through the import division increased $16.7 million to $47.2 million in 1998, due primarily to shipments of Godzilla products in 1998. International net toy sales increased $.7 million to $28.1 million in 1998. The Company recorded sales allowances of $2.9 million in 1998 which were attributable to the impact of the Merger on the Company's relationship with certain of its international distributors, compared to $18.0 million of sales allowances in 1997 that the Company believes were related to the impact of the Bankruptcy Case on Toy Biz, Inc.'s relationships with its international distributors.

   Gross profit increased $60.2 million to $104.1 million for 1998 from $43.9 million in 1997 in part as a result of lower sales allowances in 1998 described above. Gross profit as a percentage of net sales increased to approximately 45% in 1998 from approximately 29% in 1997. The inclusion of MEG's publishing and licensing operations in the fourth quarter of 1998 resulted in $11.4 million of additional gross profit. The gross profit of the publishing and licensing operations as a percentage of publishing and licensing net sales was approximately 58% in the fourth quarter of 1998.

   Selling, general and administrative expense increased $25.0 million to $97.1 million in 1998 from $72.1 million in 1997. Selling, general and administrative expense as a percentage of net sales decreased to approximately 42% in 1998 from approximately 48% in 1997. The increase in selling, general and administrative expense was partially due to the inclusion of $5.7 million of publishing and licensing selling, general and administrative expense for the fourth quarter of 1998. The increase during 1998 was also due to $11.7 million of expenses relating to the termination of license agreements resulting from the Company's integration of MEG's operations, as well as a $9.8 million increase in royalty and advertising expense in 1998 primarily related to the success of the WCW/NWO Bashin' Brawlers.

   Depreciation and amortization expense decreased $1.2 million to $19.3 million in 1998 from $20.5 million in 1997 primarily due to additional amortization expense recorded in 1997 related to early write-offs of discontinued toy products based on Marvel characters as a result of the Bankruptcy Case.

   Amortization of goodwill and other intangibles increased $6.6 million to $7.1 million in 1998 from $.5 million in 1997. The increase was due to the amortization of goodwill created pursuant to the MEG acquisition completed on October 1, 1998.

   Interest expense increased $8.6 million to $9.4 million in 1998 from $.8 million in 1997, primarily due to $8.6 million in interest expense on the Bridge Loan for the fourth quarter of 1998.

   As a result of the above, the Company reported a net loss of $32.6 million in 1998 compared to a net loss of $29.5 million in 1997. The Company reported a loss per share after preferred dividends of $1.23 in 1998 compared to a loss per share after preferred dividends of $1.06 in 1997.

 Year ended December 31, 1997 compared with year ended December 31, 1996

   Toy Biz, Inc.'s net sales decreased to $150.8 million for the year ended December 31, 1997 from $221.6 million in the 1996 period. Net sales in the domestic boys' toys category, including sublicense income, decreased $33.4 million to $43.1 million in 1997. Toy Biz, Inc.'s sales of domestic boys' toys have decreased since the first quarter of 1996 as compared to the respective prior periods, but Toy Biz, Inc. believes that the decrease in this category has been accelerated as a result of concerns among retailers as to the impact of the Bankruptcy Case on the future of the Marvel brand. Net sales in the domestic girls' toys category decreased $19.2 million to $38.7 million in 1997 due primarily to Toy Biz, Inc.'s decision to reduce the number of promotional dolls offered for sale by Toy Biz, Inc. during 1997 as compared to 1996. Domestic activity toy net sales increased $1.4 million to $28.0 million in 1997 due primarily to the expansion of the Quest model rocket division in the 1997 period. International net sales decreased $17.6 million to $27.4 million in 1997 from $45.0 million in 1996 due primarily to the decreased interest in Marvel products in the international markets. Sales by Toy Biz, Inc.'s import division, which was established in late 1996, accounted for $30.5 million in sales in the 1997 period. Net sales of other products decreased $10.7 million to $1.1 million due primarily to a reduction in sales in the preschool category which was transferred to the import division in 1997. Toy Biz, Inc. recorded an additional $18.0 million of sales allowances in the 1997 period that Toy Biz, Inc. believes are attributable to the impact of the Bankruptcy Case on Toy Biz, Inc.'s relationships with its distributors.

   Gross profit decreased 58% to $43.9 million for 1997 from $105.2 million in 1996. Gross margin decreased to 29% in 1997 from 47% in 1996 due to changes in Toy Biz, Inc.'s product mix, additional sales allowances required due to the Bankruptcy Case and concerns among retailers about the future of the Marvel brand and the introduction of the import division which generally has a lower gross margin than average domestic sales.

   SG&A expenses increased 16% to $72.1 million (approximately 48% of net sales) in 1997 from $61.9 million (approximately 28% of net sales) in 1996.
The increase in expenses consisted primarily of $2.3 million of additional professional fees, $5.0 million of additional advertising expenses and $1.7 million of additional royalties expensed in the 1997 period. Toy Biz, Inc. believes that these increases were primarily attributable to the effects of the Bankruptcy Case on Toy Biz, Inc. This increase was partially offset by a net reduction in selling expenses due to a decrease in sales in the 1997 period, offset by additional salaries and related expenses attributable to Toy Biz, Inc.'s expanded product lines.

   Depreciation and amortization expense increased to $21.1 million in 1997 from $16.1 million in 1996. The increase was primarily attributable to increased amortization expense resulting from an increased investment in product tooling and product design to support Toy Biz, Inc.'s expanded product line and $2.5 million of additional expense resulting from early write-offs of products.

   Interest expense (income), net was $362,000 and ($596,000) for the years ended December 31, 1997 and 1996, respectively. The net change was due primarily to Toy Biz, Inc.'s borrowing of funds in the 1997 period compared with investing excess cash in the 1996 period.

   As a result of the above, Toy Biz, Inc. reported a net loss of $29.5 million and a loss per share of $1.06 for the year ended December 31, 1997.

Liquidity and Capital Resources

   The Company's primary sources of liquidity are cash on hand, including the net proceeds of the Fleer Sale and the Notes Offering (after repayment of the Bridge Loan), and cash flow from operations (other than the cash flow of Panini SpA, none of which is expected to be available to the Company as a result of the Company's decision to dispose of Panini SpA). The Company is also seeking to obtain a new working capital facility. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business;
(ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay Administration Expense Claims.

   Net cash (used in) provided by the Company's operations during fiscal 1996, 1997 and 1998 was ($.9) million, $12.8 million and $29.0 million, respectively. Net cash (used in) provided by MEG's operations during fiscal 1996 and 1997 was ($102.9) million and ($61.3) million, respectively. Net cash (used in) MEG's operations during the nine months ended September 30, 1998 was approximately ($3.8) million.

   At December 31, 1998, the Company had a working capital deficiency of $133.4 million, due to the required repayment of the Bridge Loan. Giving effect to the Notes Offering and the Fleer Sale, the Company would have had working capital of $102.3 million.

   On October 1, 1998, the Company obtained the Bridge Loan from UBS. The Company used a portion of the proceeds from the Notes Offering to repay the Bridge Loan on February 25, 1999.

   On October 1, 1998, the Company and UBS entered into a $50 million credit facility. There were no borrowings under that credit facility, and it was terminated on February 25, 1999.

   The Company's auditors included an explanatory paragraph in their original audit report on the Company's 1998 consolidated financial statements regarding the ability of the Company to continue as a going concern due to the short repayment schedule for, and certain covenant defaults under, the Bridge Loan. Upon the completion of the Notes Offering and the repayment of the Bridge Loan on February 25, 1999, the Company's auditors re-issued their audit report without the going concern explanatory paragraph.

   The Company is seeking to obtain a new secured working capital facility which will provide for borrowings of $60 million for seasonal working capital requirements and general corporate purposes. The Company expects that its new working capital facility will be a three-year facility bearing interest at either (i) the lending bank's base rate plus 0.75% to 1.25%, depending on the Company's financial performance, or (ii) the Eurodollar rate plus 2.25% to 2.75%, depending on the Company's financial performance. The Company expects to be required to pay an annual commitment fee on the average daily unused portion of the facility. Any outstanding letters of credit of the Company will reduce the amount available under the new working capital facility. As of March 26, 1999, the Company had approximately $1.8 million in letters of credit outstanding. The Company expects that its new working capital facility will be secured by all of the Company's assets (other than the Company's intellectual property and Panini) and contain various financial covenants, as well as restrictions on new indebtedness, acquisitions and similar investments, sales of assets, capital expenditures, payments of dividends, repurchases of stock, prepayments of debt, issuances of guarantees and creations of liens.
The new working capital facility will probably also require an annual reduction of outstanding borrowings to no more than $20 million for at least
45 consecutive calendar days during the period from January 1 through April 30 of each fiscal year.

   If the Company fails to obtain a new working capital facility from an institutional lender, the Company expects to seek to obtain such a facility from one or more of its stockholders. There can be no assurance that the Company will obtain a new working capital facility on the terms described above, on customary terms or at all. A failure to do so could have a material adverse effect on the Company. See "Item 1. Business--Risk Factors--We may need additional financing but be unable to obtain it."

   On October 1, 1998, the Company sold 9 million shares of 8% Preferred Stock at $10 per share for an aggregate of $90 million. The 8% Preferred Stock pays quarterly dividends on a cumulative basis on the first business day of January, April, July and October in each year, commencing January 4, 1999. Dividends are payable, at the option of the Board, in cash, in additional shares of 8% Preferred Stock or in any combination thereof. The Company will be restricted under the Indenture, and expects to be prohibited under any new working capital facility, from making dividend payments on the 8% Preferred Stock except in additional shares of 8% Preferred Stock. Each share of 8% Preferred Stock may be converted, at the option of its holder, into 1.039 shares of Common Stock. The Company must redeem all outstanding shares of 8% Preferred Stock on October 1, 2011.

   In accordance with the Plan, the Company paid approximately $256.4 million on October 1, 1998 in connection with the consummation of the Plan. See "Item
1. Business--Sources and Uses of Funds to Consummate the Reorganization."

   On the consummation date of the Plan, the Company made the Initial Administration Expense Claims Payment of $20.2 million. In December 1998, the Company paid approximately $4.2 million of additional Administration Expense Claims. The Company estimates that it may be required to pay between $10 million and $20 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay.

   The Company will be required to make the Unsecured Creditors Cash Payment at such time as the amount thereof is determined. The Company has deposited $8 million into a trust account to satisfy the maximum amount of such payment.

   Capital expenditures (excluding acquisitions) by the Company during fiscal 1996, 1997 and 1998 were approximately $23.8 million, $17.7 million and $17.3 million, respectively. Capital expenditures (excluding sales and acquisitions) by MEG during fiscal 1996, 1997 and the nine months ended September 30, 1998 were approximately $43.2 million, $17.4 million and $2.7 million, respectively.

   The Company believes that cash flow from operations, together with the net proceeds of the Fleer Sale and the Notes Offering (after repayment of the Bridge Loan), borrowings expected to be available under a new secured working capital facility, if obtained, and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay Administration Expense Claims. However, there can be no assurance that the Company's business will generate the level of cash flow from operations that it expects or that future borrowings will be available to the Company. If the Company's plans or assumptions change, if the Company's assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may need to seek additional capital. The Company's failure to generate sufficient cash flow from operations or to obtain a new working capital facility on customary terms or at all could have a material adverse effect on its ability to conduct its business, meet debt service requirements, make capital expenditures or pay Administration Expense Claims.

Seasonality

   The Company's annual operating performance depends, in large part, on its sales of toys during the relatively brief Christmas selling season. During
1996, 1997 and 1998, 64%, 67% and 60%, respectively, of the Company's domestic net toy sales were realized during the second half of the year. Management expects that the Company's toy business will continue to experience a significant seasonal pattern for the foreseeable future. This seasonal pattern requires significant use of working capital mainly to build inventory during the year, prior to the Christmas selling season, and requires accurate forecasting of demand for the Company's products during the Christmas selling season. The Company is seeking to obtain a new working capital facility; however, that facility is not yet in place, and the Company might not obtain it. The failure to obtain a working capital facility on customary terms or at all could have a material adverse effect on the Company's business. See "--Liquidity and Capital Resources."

Year 2000

   Through December 31, 1998, the Company incurred Year 2000 conversion costs for its Toy Biz division of approximately $1.3 million and expects to incur an additional $1 million in 1999. The Company is utilizing both internal and external sources to remediate, or replace, and test Toy Biz's software for Year 2000 modifications. The Company anticipates completing the Year 2000 project for Toy Biz by June 30, 1999.

   The Company is in the process of completing an assessment of Year 2000 compliance for the Marvel Licensing and Marvel Publishing operations. MEG did not allocate resources to the Year 2000 project while it was in bankruptcy, and as of December 31, 1998, the Company had incurred no Year 2000 conversion costs for Marvel

Licensing or Marvel Publishing. The Company believes that it can successfully complete the Year 2000 compliance of Marvel Licensing and Marvel Publishing by converting their financial system into the Toy Biz financial system. The Company expects to complete the conversion by August 1999. The Company will also make other systems used by Marvel Licensing and Marvel Publishing Year 2000 compliant by converting them to the Toy Biz system. Management estimates that the costs to conform Marvel Licensing and Marvel Publishing will be approximately $500,000.

   The cost of the project and the date on which the Company believes that it will complete the Year 2000 modifications are only estimates. The Company currently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has begun to communicate with its customers and major suppliers in order to determine whether the Year 2000 issue will affect the ability of those companies' computer systems to interface with the Company's systems or will otherwise affect the ability of those companies to transact business with the Company. The Company is not aware of any such material issues with its customers and suppliers at this time. The Company's worst-case scenarios would be manual performance of all accounting functions and the loss of relationships with the Company's major customers because of the inability of the Company's computers to interface with theirs. The Company has not developed a contingency plan to assess the likelihood of, and to address, its worst-case scenarios. The Company assesses its Year 2000 status regularly and will begin to develop comprehensive contingency plans if management believes that the Company will not complete the Year 2000 project in a timely manner. If the Company's Year 2000 project is not completed on a timely basis, or if the Company's major customers or suppliers fail to address all the Year 2000 issues, management believes that it could have a material adverse impact on the Company's operations.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this item, the report of the independent auditors thereon and the related financial statement schedule required by Item 14(a)(2) appear on pages F-2 to F-30. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 11 to the December 31, 1998 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

   The following table sets forth the name, age and position of each person who serves as an executive officer or director of the Company:

 Name                      Age Position
 ----                      --- --------
 Morton E. Handel.........  63 Chairman of the Board of Directors
 Avi Arad.................  51 Director and Chief Creative Officer; President
                               and Chief Executive Officer of Marvel Studios
 Mark Dickstein...........  40 Director
 Eric Ellenbogen..........  42 President, Chief Executive Officer and Director
 Shelley Greenhaus........  45 Director
 James F. Halpin..........  48 Director
 Michael M. Lynton........  39 Director
 Lawrence Mittman.........  48 Director
 Isaac Perlmutter.........  56 Director
 Rod Perth................  55 Director
 Michael J. Petrick.......  37 Director
 Alan Fine................  48 President and Chief Executive Officer of Toy Biz
 David J. Fremed..........  38 Chief Financial Officer of Toy Biz
 William H. Hardie, III...  36 Executive Vice President, Business Affairs and
                               Secretary
 Robert S. Hull...........  35 Senior Vice President and Chief Financial
                               Officer

Directors

   The name, principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each director are set forth below.

   Morton E. Handel has been the Chairman of the Board of Directors of the Company since October 1998 and was first appointed as a director of Toy Biz, Inc. in June 1997. Mr. Handel is also the President of S&H Consulting Ltd., a financial consulting group. Mr. Handel has held that position since 1990. Mr. Handel has also held the position of Director and President of Ranger Industries, Inc. since July 1997. Mr. Handel also serves as a director of CompUSA, Inc., Ithaca Industries, Inc. and Concurrent Computer Corp., and was previously Chairman of the Board of Directors and Chief Executive Officer of Coleco Industries, Inc.

   Avi Arad has been the Chief Creative Officer of the Company and the President and Chief Executive Officer of the Company's Marvel Studios Division (which is responsible for motion picture and television licensing and development) since October 1998. Mr. Arad has been a Director of the Company since April 1993. From April 1993 through September 1998, Mr. Arad served as a consultant to Toy Biz, Inc. Mr. Arad was the President and Chief Executive Officer of New World Animation, a media production company under common control with MEG, from April 1993 until February 1997 and held the same position at the Marvel Studios division of MEG from February 1997 until November 1997. At New World Animation and MEG's Marvel Studios division,
Mr. Arad served as the Executive Producer of the X-Men and the Spider-Man animated TV series. Mr. Arad has been a toy inventor and designer for more than 20 years for major toy companies including Mattel Inc., Hasbro, Inc. and Tyco Toys, Inc. During his career, Mr. Arad has designed or codesigned more than 160 toys. Mr. Arad is also the owner of Avi Arad & Associates ("Arad Associates"), a firm engaged in the design and development of toys and the production and distribution of television programs.

   Mark Dickstein has been a Director of the Company since October 1998. Mr. Dickstein has been the President of Dickstein Partners Inc. since 1986 and is primarily responsible for the operations of Dickstein & Co., L.P., Dickstein Focus Fund L.P. and Dickstein International Limited, each of which is a private investment fund. Mr. Dickstein also serves as a director of Hills Stores Company, News Communications Inc., and the Leslie Fay Company, Inc.

   Eric Ellenbogen has been the President and Chief Executive Officer of the Company since November 1998 and has been a Director of the Company since October 1998. Until his appointment as Chief Executive Officer of the Company, Mr. Ellenbogen was the President of Golden Books Family Entertainment (a position he held from June 1998) and a Director of Golden Books Family Entertainment (a position he held from August 1996). From August 1996 until June 1998, Mr. Ellenbogen was the President of Golden Books' Entertainment Division. From August 1987 until the acquisition of Broadway Video Entertainment by Golden Books in 1996, Mr. Ellenbogen served as President of Broadway Video, an independent motion picture and television production and distribution company. Mr. Ellenbogen is the co-chairman of the American Film Institute's Third Decade Council.

   Shelley F. Greenhaus has been a Director of the Company since October 1998. Mr. Greenhaus has been the President and Managing Director of Whippoorwill Associates, Inc. ("Whippoorwill"), an investment advisor which he founded, since 1990. Whippoorwill manages investment accounts for a prominent group of institutional and individual investors from around the world.

   James F. Halpin has been a Director of the Company since March 1995. Mr. Halpin has been President, Chief Operating Officer and a director of CompUSA Inc., a retailer of computer hardware, software, accessories and related products, since May 1993 and Chief Executive Officer of CompUSA, Inc. since December 1993. Mr. Halpin is also a director of both Interphase Corporation, a manufacturer of high-performance networking equipment for computers, and Lowe's Companies, Inc., a chain of home improvement stores.

   Michael Lynton has been a Director of the Company since October 1998. Mr. Lynton has been Chairman and Chief Executive Officer of The Penguin Group since 1996. From 1987 to 1996, at The Walt Disney Company, Mr. Lynton was President of Hollywood Pictures and President of Disney Publishing--Magazines and Books.

   Lawrence Mittman has been a Director of the Company since October 1998. Mr. Mittman has been a partner in the law firm of Battle Fowler LLP for more than the past five years. Mr Mittman also serves as a Director of CompUSA, Inc.

   Isaac Perlmutter has served as a Director of the Company since April 1993 and he served as Chairman of the Board until March 1995. Mr. Perlmutter purchased Toy Biz, Inc.'s predecessor company from Charan Industries, Inc. in January 1990. Mr. Perlmutter is actively involved in the management of the affairs of Toy Biz, Inc. and has been an independent financial investor for more than the past five years. Mr. Perlmutter is also a director of Ranger Industries, Inc. As an independent investor, Mr. Perlmutter currently has, or has had within the past five years, controlling ownership interests in Ranger Industries, Inc., Remington Products Company, Westwood Industries, Inc., a manufacturer and distributor of table and floor lamps, Job Lot Incorporated (and its predecessor Job Lot Associates L.P.), a discount oriented retail chain, and Tangible Media, Inc., a media buying and advertising agency.

   Rod Perth has been a Director of the Company since October 1998. From October 1994 until July 1998, Mr. Perth was the President of USA Networks Entertainment at USA Network. At USA Network, Mr. Perth was responsible for the development and production of programming, including programming for the Sci-Fi Channel. Prior to joining USA Network, Mr. Perth served as Senior Vice President, Late Night and Non-Network Programming at CBS Entertainment, where he was instrumental in the resurgence of the CBS Late Night Franchise and was a key member of the team that brought the "Late Show with David Letterman" to CBS. Mr. Perth joined the CBS Entertainment division in 1989 as Vice President, Late Night Programs.

   Michael J. Petrick has been a Director of the Company since October 1998. Mr. Petrick is a Managing Director of Morgan Stanley & Co. Incorporated, and has been with Morgan Stanley since 1989. Mr. Petrick also serves as a Director of CHI Energy, Inc. and Premium Standard Farms, Inc.

   All of the Company's Directors were selected pursuant to the Stockholders' Agreement (as defined, along with other capitalized terms used in this paragraph, in "Certain Relationships and Related Transactions--Stockholders' Agreement"). Messrs. Handel, Arad, Dickstein, Halpin, Mittman and Perlmutter were designated by the Investor Group (with Mr. Dickstein designated by the Dickstein Entities) and Messrs. Ellenbogen, Greenhaus, Lynton, Perth and Petrick were designated by the Lender Group.

Executive Officers

   The following sets forth the positions held with the Company and selected biographical information for the executive officers of the Company who are not Directors.

   Alan Fine served as a Director of the Company from June 1997 until October 1998. Mr. Fine has been the President and Chief Executive Officer of Toy Biz since October 1998. Previously, he served as the Chief Operating Officer of the Company, a position to which he was appointed in September 1996. From June 1996 to September 1996, Mr. Fine was the President and Chief Operating Officer of Toy Biz International Ltd. From May 1995 to May 1996, Mr. Fine was the President and Chief Operating Officer of Kay-Bee Toys, a national toy retailer, and from December 1989 to May 1995, he was the Senior Vice President General Merchandise Manager of Kay-Bee Toys.

   David J. Fremed serves as the Chief Financial Officer of Toy Biz. From October 1996 to February 1999, Mr. Fremed served as the Company's Chief Financial Officer and Treasurer. From 1990 to October 1996, Mr. Fremed served as the Vice President/Controller of the Company. From 1986 to 1990, Mr. Fremed served as controller of Admerex International, Inc. From 1984 to 1986, Mr. Fremed served as Assistant Controller of Albert Frank-Guenther Law, Inc., a subsidiary of Foote, Cone & Belding. From 1981 to 1984, Mr. Fremed served in the audit department of Arthur Andersen & Co.

   William H. Hardie, III has served as the Executive Vice President, Business Affairs and Secretary of the Company since September 1997. From May 1995 through September 1997, Mr. Hardie was the Executive Vice President, Business Affairs and Secretary of Fleer/SkyBox International, a subsidiary of MEG. From January 1991 to May 1995, Mr. Hardie was an associate at Jones, Walker, Waechter, Poitevant, Carrere & Denegre in New Orleans, Louisiana.

   Robert S. Hull was named Senior Vice President and Chief Financial Officer of the Company in February 1999. From 1997 until February 1999, Mr. Hull served as Vice President and Chief Financial Officer of Wise Foods Holdings, Inc., a snacks manufacturer and a company controlled by Kohlberg, Kravis, Roberts & Co. From 1995 to 1997, Mr. Hull served as a Director at Borden Capital Management Partners, a company also controlled by Kohlberg, Kravis, Roberts & Co. From 1993 to 1995, Mr. Hull served as Vice President and Chief Financial Officer of Altama Delta Corporation, Inc. in Atlanta, Georgia.

Section 16(a) Beneficial Ownership Reporting Compliance

   Object Trading Corp., an entity wholly owned by Mr. Perlmutter, became a 10% owner of 8% Preferred Stock on October 1, 1998 and filed a Form 3 with the Securities and Exchange Commission to report its status as a 10% owner on October 16, 1998, five days late. Mr. Perlmutter's filings reporting the October 1, 1998 purchase of 8% Preferred Stock by Object Trading Corp. were timely.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officers of the Company during 1998 and the Company's four most highly compensated executive officers, other than the Company's Chief Executive Officers, who were serving as executive officers of the Company on December 31, 1998 (the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

                          Summary Compensation Table

                                                                 Long-Term
                                       Annual Compensation     Compensation
                                       ------------------- ---------------------
                                        Salary     Bonus   Securities Underlying
Name and Principal Position       Year    ($)       ($)         Options (#)
---------------------------       ---- --------- --------- ---------------------
Eric Ellenbogen (1).............. 1998 $  57,692 $     --          960,000
  President and Chief Executive   1997       --        --              --
  Officer                         1996       --        --              --
Joseph M. Ahearn (2)............. 1998 $ 600,000 $ 450,000         100,000
  President and Chief Executive   1997   500,000   150,000             --
  Officer                         1996   350,000   150,000             --
Avi Arad (3)..................... 1998 $ 375,000 $     --        1,000,000
  Chief Creative Officer of the   1997   375,000       --              --
  Company and President and Chief
   Executive                      1996   375,000       --              --
  Officer of the Company's Marvel
   Studios
  Division
Alan Fine (4).................... 1998 $ 425,000 $ 306,875         300,000
  President and Chief Executive
   Officer                        1997   400,000   302,816             --
  of the Company's Toy Biz
   Division                       1996   253,846   117,858          30,000 (6)
David J. Fremed.................. 1998 $ 215,000 $  30,000         100,000
  Chief Financial Officer         1997   165,000    40,000             --
                                  1996   140,000    25,000             --
William H. Hardie, III (5)....... 1998 $ 260,000 $  25,000         100,000
  Executive Vice President,       1997    83,539    10,000             --
  Business Affairs                1996       --        --              --

--------
(1) Mr. Ellenbogen's employment with the Company commenced in December 1998.
(2) Mr. Ahearn's employment with the Company terminated in December 1998.
(3) Mr. Arad's employment with the Company commenced in October 1998. Amounts shown for periods prior to October 1, 1998 represent consulting fees received by Mr. Arad.
(4) Mr. Fine commenced employment with the Company in May 1996, and was appointed as the President and Chief Executive Officer of the Company's Toy Biz division in the fourth quarter of 1998.
(5) Mr. Hardie's employment with the Company commenced in September 1997.
(6) Represents options granted by Toy Biz, Inc. for the purchase of 30,000 shares of Class A Common Stock. These options have been canceled.

Option Grants Table

     The following table shows the Company's grants of stock options to the Named Executive Officers in 1998. Each stock option grant was made under the Stock Incentive Plan, which became unconditionally effective on January 20, 1999. The Company's 1995 Stock Option Plan has been terminated, and all stock options that were outstanding under that plan have been canceled. No SARs (stock appreciation rights) were granted by the Company in 1998.

                                                                            Potential Realizable Value
                                                                            at Assumed Annual Rates of
                                                                             Stock Price Appreciation
                                                                                 for Option Terms
                                                                            ---------------------------
                            Number of
                            Shares of     Percent of
                          Common Stock   Total Options
                           Underlying     Granted to   Exercise
                             Options      Employees      Price   Expiration
          Name           Granted in 1998   in 1998     per share    Date         5%            10%
          ----           --------------- ------------- --------- ---------- ------------- -------------
Eric Ellenbogen (1).....         960,000     24.3%      $ 6.125    12/7/08  $   3,697,932 $   9,370,956
Joseph M. Ahearn (2)....         100,000      2.5%        6.125   11/17/03        169,234       373,931
Avi Arad (3)............       1,000,000     25.3%        6.125   11/19/08      3,852,013     9,761,413
Alan Fine (4)...........         300,000      7.6%        6.125   11/17/08      1,155,604     2,928,424
David J. Fremed (5).....         100,000      2.5%        5.875   11/23/08        369,479       936,299
William H. Hardie, III
 (6)....................         100,000      2.5%        5.875   11/23/08        369,479       936,299

--------
(1) Mr. Ellenbogen's options become exercisable in four equal installments: options to buy 240,000 shares of Common Stock are exercisable immediately; options to buy an additional 240,000 shares of Common Stock become exercisable on December 7, 1999; options to buy an additional 240,000 shares of Common Stock become exercisable on December 7, 2000; and options to buy an additional 240,000 shares of Common Stock become exercisable on December 7, 2001.

(2) Mr. Ahearn's options become exercisable in four equal installments: options to buy 25,000 shares of Common Stock are exercisable immediately; options to buy an additional 25,000 shares of Common Stock become exercisable on November 17, 1999; options to buy an additional 25,000 shares of Common Stock become exercisable on November 17, 2000; and options to buy an additional 25,000 shares of Common Stock become exercisable on November 17, 2001.

(3) Mr. Arad's options become exercisable in four equal installments: options to buy 250,000 shares of Common Stock are exercisable immediately; options to buy an additional 250,000 shares of Common Stock become exercisable on November 19, 1999; options to buy an additional 250,000 shares of Common Stock become exercisable on November 19, 2000; and options to buy an additional 250,000 shares of Common Stock become exercisable on November 19, 2001.

(4) Mr. Fine's options become exercisable in four equal installments: options to buy 75,000 shares of Common Stock are exercisable immediately; options to buy an additional 75,000 shares of Common Stock become exercisable on November 17, 1999; options to buy an additional 75,000 shares of Common Stock become exercisable on November 17, 2000; and options to buy an additional 75,000 shares of Common Stock become exercisable on November 17, 2001.

(5) Mr. Fremed's options become exercisable in four equal installments: options to buy 25,000 shares of Common Stock are exercisable immediately; options to buy an additional 25,000 shares of Common Stock become exercisable on November 23, 1999; options to buy an additional 25,000 shares of Common Stock become exercisable on November 23, 2000; and options to buy an additional 25,000 shares of Common Stock become exercisable on November 23, 2001.

(6) Mr. Hardie's options become exercisable in four equal installments: options to buy 25,000 shares of Common Stock are exercisable immediately; options to buy an additional 25,000 shares of Common Stock become exercisable on November 23, 1999; options to buy an additional 25,000 shares of Common Stock become exercisable on November 23, 2000; and options to buy an additional 25,000 shares of Common Stock become exercisable on November 23, 2001.

Year-End 1998 Option Value Table

   The following table shows the number and value of exercisable and unexercisable stock options held by the Named Executive Officers at December 31, 1998. None of the Named Executive Officers exercised stock options during 1998.

                               Number of Shares of            Value of
                             Common Stock Underlying         Unexercised
                             Unexercised Options at    In-the-Money Options at
                                  Year-End (1)                Year-End
                            ------------------------- -------------------------
           Name             Exercisable Unexercisable Exercisable Unexercisable
           ----             ----------- ------------- ----------- -------------
Eric Ellenbogen............     240,000       720,000  $ 15,000     $ 45,000
Joseph M. Ahearn...........      25,000        75,000     1,563        4,688
Avi Arad...................     250,000       750,000    15,625       46,875
Alan Fine..................      75,000       225,000     4,688       14,063
David J. Fremed............      25,000        75,000     7,813       23,438
William H. Hardie, III.....      25,000        75,000     7,813       23,438

--------
(1) Represents shares of Common Stock underlying stock options. None of the Named Executive Officers holds SARs (stock appreciation rights).

Compensation of Directors

   Non-employee directors currently receive an annual retainer of $25,000 and an annual grant of 10,000 shares of Common Stock to be immediately vested. Non-employee directors also receive a one-time grant of five-year options to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the grant. Those options expire within 90 days following the date a director ceases to serve on the Board and vest one-third on the date of the grant and one-third on each of the two succeeding anniversaries of the grant. In addition, the chairmen of the Compensation and Nominating Committee and the Audit Committee receive an annual retainer of $5,000, and the non-executive Chairman of the Board receives an annual payment of $100,000 and a one-time grant of options to purchase 30,000 shares of Common Stock on the same terms as those applicable to the options made available to the other non-employee members of the Board.

   Members of the Board who are officers or employees of the Company or any of its subsidiaries do not receive compensation for serving in their capacity as directors.

Employment Agreements

   The Company has entered into employment agreements with each of the following executive officers: Avi Arad, the Company's Chief Creative Officer and the President and Chief Executive Officer of the Company's Marvel Studios Division; Eric Ellenbogen, the President and Chief Executive Officer of the Company; Alan Fine, the President and Chief Executive Officer of the Company's Toy Biz Division; David J. Fremed, the Chief Financial Officer of the Company's Toy Biz Division; William H. Hardie, III, the Company's Executive Vice President--Business Affairs; and Robert S. Hull, Senior Vice President and Chief Financial Officer of the Company. In addition, the Company has amended its employment agreement with Joseph M. Ahearn, who is no longer employed by the Company.

   Employment and License Agreements with Mr. Arad. Pursuant to his employment agreement, Mr. Arad has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on December 31, 2000. Under his employment agreement, Mr. Arad receives a base salary, subject to discretionary increases, of $375,000. Mr. Arad is entitled to discretionary bonuses and participation in the Company's stock option plan as determined by the Board. Mr. Arad also is entitled to the use of an automobile with driver and is entitled to participate in employee benefit plans generally available to the Company's employees. Mr. Arad's employment agreement provides that, in the event of termination other than for cause, Mr. Arad is entitled to his salary earned through the date of termination and thereafter for a period of up to twelve months. Mr. Arad's employment agreement replaces his consulting agreement with the Company, under which Mr. Arad also earned $375,000 per year.

   In addition, the Company and Arad Associates, of which Mr. Arad is the sole proprietor, are parties to a license agreement which provides that Arad Associates is entitled to receive royalty payments on net sales of Marvel-character-based toys and on net sales of non-Marvel-character-based toys of which Mr. Arad is the inventor of record. In no event, however, may the total royalties payable to Arad Associates during any calendar year exceed $7.5 million. The Company accrued royalties to Mr. Arad for toys he invented or designed of approximately $1.8 million, $3.6 million and $4.3 million during the years ended December 31, 1996, 1997 and 1998, respectively. In September 1998, the license with Arad Associates was amended to provide that Arad Associates will receive an annual royalty of $650,000 for products based on the Marvel characters (the former royalty rate was 4%). The amendment leaves intact a provision that Arad Associates is to receive a negotiated royalty not to exceed 5% of net sales of products not based on the Marvel characters.

   Employment Agreement with Mr. Ellenbogen. Pursuant to his employment agreement, Mr. Ellenbogen has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on December 7, 2001. Under his employment agreement, Mr. Ellenbogen receives a base salary, subject to discretionary increases, of $750,000. Mr. Ellenbogen is eligible to earn an annual bonus based on the attainment of certain performance goals. The target annual bonus is equal to the greater of (i) 60% of Mr. Ellenbogen's base salary or (ii) the highest target level of annual bonus award to any other executive officer, and is to be paid half in cash, half in Common Stock.

   Mr. Ellenbogen's employment agreement provides that, in the event of termination, Mr. Ellenbogen is entitled to certain payments and benefits depending on the circumstances of the termination. Upon a change in control of the Company, Mr. Ellenbogen will be entitled to a severance payment equal to three times the sum of his base salary and half his average bonus. If any payments to Mr. Ellenbogen under his employment agreement ("Parachute Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Ellenbogen will be entitled to receive an additional payment from the Company (a "Gross-Up Payment") in an amount such that Mr. Ellenbogen retains, after the payment of all taxes, an amount of the Gross-Up Payment equal to the excise tax imposed on the Parachute Payments.

   Pursuant to his employment agreement, Mr. Ellenbogen has been granted options to purchase 960,000 shares of Common Stock. The options expire in December 2008 and vest over a three-year period. The options become exercisable in full upon a change in control of the Company. Mr. Ellenbogen is also entitled to participate in employee benefit plans generally available to the Company's employees.

   Employment Agreement with Mr. Fine. Pursuant to his employment agreement, Mr. Fine has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on December 31, 1999. Under his employment agreement, Mr. Fine receives a base salary, subject to discretionary increases, of $425,000. Mr. Fine is eligible to earn an annual bonus based on the attainment of certain performance goals. The employment agreement further provides for participation in the Company's stock option plan as determined by the Board. Mr. Fine also receives a $1,000 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees.

   Mr. Fine's employment agreement provides that, in the event of termination other than for cause, Mr. Fine is entitled to his salary and car allowance earned through the date of termination and thereafter for a period up to twelve months. Mr. Fine is also entitled to the pro rata portion of his annual bonus earned through the date of termination.

   Employment Agreement with Mr. Fremed. Pursuant to his employment agreement, Mr. Fremed has agreed to render his exclusive and full-time services to the company for a term of employment expiring on December 31, 2000. Under his employment agreement, Mr. Fremed receives a base salary, subject to discretionary increases, of $215,000. Mr. Fremed is entitled to a bonus of $30,000 per year plus discretionary bonuses and participation in the Company's stock option plan as determined by the Board. Mr. Fremed also receives a $750 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees.

   Mr. Fremed's employment agreement provides that, in the event of termination other than for cause, Mr. Fremed is entitled to his salary and car allowance earned through the date of termination and thereafter for a period up to nine months.

   Employment Agreement with Mr. Hardie. Pursuant to his employment agreement, Mr. Hardie has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on August 31, 2000. Under his employment agreement, Mr. Hardie receives a base salary, subject to discretionary increases, of $250,000. Mr. Hardie is entitled to a bonus of $25,000 per year plus discretionary bonuses and participation in the Company's stock option plan as determined by the Board. Mr. Hardie also receives a $700 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees. Mr. Hardie's bonus for the four months of his employment in 1997 was $10,000.

   Mr. Hardie's employment agreement provides that, in the event of termination at any time after March 1, 1999 other than for cause, Mr. Hardie is entitled to a lump sum of $130,000 as well as $130,000 paid over the six-month period immediately following termination. Mr. Hardie also forfeits any and all stock options granted to him. Further, Mr. Hardie shall provide at least five hours of consulting services per week in connection with the transition of his activities for a six-month period following termination.

   Employment Agreement with Mr. Hull. Pursuant to his employment agreement, Mr. Hull has agreed to render his services to the Company for a term of employment expiring on February 4, 2002. Under his employment agreement, Mr. Hull receives a base salary of $285,000, subject to annual 10% increases starting in February 2000. Mr. Hull is entitled to a bonus in 1999 of up to half of his base salary, payable half in cash and half in Common Stock. Mr. Hull also receives a $1,000 monthly automobile allowance and is entitled to participate in employee benefit plans available to similarly situated employees of the Company. Mr. Hull's employment agreement includes a one-year severance provision including base salary and any applicable bonus opportunity. Pursuant to his employment agreement, Mr. Hull has been granted options to purchase 200,000 shares of Common Stock. The options will vest over a three-year period.

   Employment Agreement with Mr. Ahearn. The Company has amended its employment agreement with Mr. Ahearn. Mr. Ahearn was the Chief Executive
Officer and a Director of the Company from April 1993 to November 1998 and the President of the Company from November 1994 to November 1998. Under his employment agreement, Mr. Ahearn received a base salary, subject to discretionary increases, of $600,000. The employment agreement further provided for the payment of discretionary bonuses and participation in the Company's stock option plan as determined by the Board. Mr. Ahearn also received a $1,000 monthly automobile allowance and was entitled to participate in all employee benefit plans generally available to the Company's employees. The amendment to Mr. Ahearn's employment agreement provides that until the earlier of December 31, 2000 or the date on which Mr. Ahearn obtains other employment providing him with comparable coverage, the Company will continue to provide Mr. Ahearn with the health and hospitalization insurance coverage which the Company generally provides to its senior executive officers. Mr. Ahearn has also received, pursuant to the amendment to his employment agreement, a special bonus of $450,000. In lieu of regular payments of base salary, on each of January 4, 1999 and January 3, 2000, the Company will pay Mr. Ahearn $575,000 followed by $25,000 in bi-weekly payments of $1,000 each.

   Confidential Information and Related Provisions. Each of the employment agreements with Messrs. Arad, Fine, Fremed and Ahearn prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and otherwise provides that all inventions made by the employees during their employment belong to the Company. In addition, those employees agree during their employment, and for one year thereafter, not to engage in any competitive business activity. Mr. Ellenbogen's employment agreement prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment.

Compensation Committee Interlocks and Insider Participation

   Messrs. Dickstein, Handel, Halpin, Lynton and Petrick serve now, and served during 1998, on the Company's Compensation and Nominating Committee. In addition, Mr. Perlmutter and the Company's former director Donald E. Rosenblum served on that committee's predecessor during 1998. None of the individuals mentioned above was an officer or employee of the Company, or any of its subsidiaries, during 1998 or formerly. Mr. Handel is, and Mr. Perlmutter once was, the Company's non-executive Chairman of the Board.

 Stockholders' Agreement

   The Company and the following stockholders are parties to a Stockholders' Agreement (the "Stockholders' Agreement") dated as of October 1, 1998:

  (1) (i) Avi Arad, (ii) Isaac Perlmutter, (iii) Isaac Perlmutter T.A., (iv) The Laura and Isaac Perlmutter Foundation Inc., (v) Object Trading Corp., and (vi) Zib Inc. (the "Perlmutter/Arad Group");

  (2) (i) Mark Dickstein, (ii) Dickstein & Company, L.P., (iii) Dickstein Focus Fund L.P., (iv) Dickstein International Limited, (v) Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, (vi) Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, and
      (vii) Elyssa Dickstein (the "Dickstein Entities" and, together with the Perlmutter/Arad Group, the "Investor Group"); and

  (3) (i) The Chase Manhattan Bank, (ii) Morgan Stanley & Co. Incorporated ("Morgan Stanley"), and (iii) Whippoorwill as agent of and/or general partner for certain accounts and funds (the "Lender Group").

   The Stockholders' Agreement provides that its parties will take such action as may reasonably be in their power to cause the Board to include, subject to certain conditions, six directors designated by the Investor Group (one of whom, subject to certain conditions, shall be designated by the Dickstein Entities) and five directors designated by the Lender Group. The number of directors that the Investor Group, the Dickstein Entities and the Lender Group may designate will be reduced following June 30, 2000 in the event of decreases in beneficial ownership of capital stock of the Company below certain pre-determined levels, as set forth in the Stockholders' Agreement. The Stockholders' Agreement provides for the creation of various committees of the Board as well as the composition of those committees.

   The parties to the Stockholders' Agreement have the power to vote, in the aggregate, 64.7% in combined voting power of the outstanding shares of Common Stock and 8% Preferred Stock.

 Registration Rights Agreements

   Mr. Dickstein and certain of his affiliates, Object Trading Corp. (an affiliate of Mr. Perlmutter), Whippoorwill as agent for and/or general partner for certain institutions and funds, the Company and certain other parties are parties to a Registration Rights Agreement dated as of October 1, 1998 (the "October Registration Rights Agreement"). Mr. Arad, Mr. Perlmutter, certain affiliates of Mr. Perlmutter (other than Object Trading Corp.) and the Company are parties to a Registration Rights Agreement dated as of December 8, 1998 (the "December Registration Rights Agreement").

   The terms of the December Registration Rights Agreement are substantially identical to those of the October Registration Rights Agreement. Under the terms of each of the Registration Rights Agreements, the Company has agreed to file a shelf registration statement under the Securities Act registering the resale of all shares of Common Stock and 8% Preferred Stock issued to the stockholder parties thereto pursuant to the Plan, all shares of Common Stock issuable upon conversion of those shares of 8% Preferred Stock, certain convertible debt securities that the Company may exchange for the 8% Preferred Stock and the Common Stock issuable upon conversion thereof and all shares of Common Stock otherwise owned by the stockholder parties to the respective Registration Rights Agreement as of the date thereof. The Registration Rights Agreements also give the stockholder parties thereto piggyback registration rights with respect to underwritten public offerings by the Company of its equity securities.

 Agreements Relating to the Purchase of Preferred Shares

   Zib (an entity owned entirely by Mr. Perlmutter), Dickstein Partners Inc. (an affiliate of Mr. Dickstein) and Toy Biz, Inc. entered into a Commitment Letter, dated November 19, 1997, in which Zib and Dickstein Partners Inc. committed to purchase $60 million and $30 million in amount, respectively, of the 8% Preferred Stock of the Company to be issued pursuant to the Plan. Pursuant to the Plan and a Stock Purchase Agreement dated as of October 1, 1998, (i) certain secured creditors of MEG purchased, pursuant to an option in the Plan, $20,071,480 in amount of 8% Preferred Stock that would otherwise have been purchased by Zib; (ii) Whippoorwill, as agent of and/or general partner for certain institutions and funds, purchased, pursuant to an assignment from Zib, $5 million in amount of 8% Preferred Stock that would otherwise have been purchased by Zib; (iii) Zib purchased $34,928,520 in amount of 8% Preferred Stock; and (iv) Dickstein Partners Inc. and its assignees purchased $30 million in amount of 8% Preferred Stock.

 Tangible Media Advertising Services

   Tangible Media, a corporation which is wholly owned by Mr. Perlmutter, acts as the Company's media consultant in placing certain of the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. Tangible Media received payments of fees and commissions from the Company totaling approximately $965,000, $1,274,000 and $1,147,000 in 1996, 1997 and 1998,
respectively. The Company retains the services of a non-affiliated media consulting agency on matters of advertising creativity.

 Employee, Office Space and Overhead Cost Sharing Arrangements

   The Company and Tangible Media have shared certain space at the Company's principal executive offices and related overhead expenses. Since 1994, Tangible Media and the Company have been parties to an employee, office space and overhead cost sharing agreement governing the Company's sharing of employees, office space and overhead expenses (the "Cost Sharing Agreement"). Under the Cost Sharing Agreement, any party thereto may through its employees provide services to another party, upon request, whereupon the party receiving services shall be obligated to reimburse the providing party for the cost of such employees' salaries and benefits accrued for the time devoted by such employees to providing services. Under the Cost Sharing Agreement, Tangible Media is obligated to reimburse the Company for 18% of the rent paid under the sublease for the space, which obligations reflect the approximate percentage of floor space occupied by Tangible Media. The Cost Sharing Agreement also requires Tangible Media to reimburse the Company for any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile services, in proportion to its percentage occupancy. The Cost Sharing Agreement is coterminous with the term of the Company's sublease for its executive offices. The Company paid approximately $245,000 and $38,000 in 1996 and 1997, respectively, to Tangible Media under this Agreement. Tangible Media paid approximately $147,000 to the Company in 1998 under this Agreement.

 Showroom Sharing Arrangement

   Under an expense sharing arrangement with MEG and with Classic Heroes and REC Sound, affiliated companies controlled by Mr. Perlmutter (collectively, the "Showroom Affiliates"), Toy Biz, Inc. and the Showroom Affiliates shared showroom space and related overhead expenses. From 1995 to 1998, MEG and Toy Biz, Inc. were, and until the end of 1995 Classic Heroes and REC Sound were also, parties to a showroom space sharing agreement (the "Showroom Sharing Agreement"). Under the Showroom Sharing Agreement, MEG was obligated to reimburse Toy Biz, Inc. for 30% of the rent paid under the lease for the showroom space, which obligations reflect the percentage of floor space occupied by MEG. The agreement also required MEG to reimburse Toy Biz, Inc. for any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile service, in proportion to their percentage occupancy, except that overhead expenses which inure to the benefit of a single party shall be reimbursed entirely by such party. Toy Biz, Inc. was reimbursed approximately $47,000 in 1996 under the Showroom Sharing Agreement and accrued approximately $26,000 as being due from MEG for 1997. The Showroom Sharing Agreement is no longer in effect.

 Old Stockholders' Agreement

   In connection with Toy Biz, Inc.'s initial public offering, MEG, Mr. Perlmutter, two affiliates of Mr. Perlmutter through which Mr. Perlmutter held his shares of Class A Common Stock, Mr. Arad and Toy Biz, Inc. entered into a stockholders' agreement (the "Old Stockholders' Agreement") which provided, among other things, that MEG and Messrs. Perlmutter and Arad would each vote their respective shares of common stock of Toy Biz, Inc. to elect as directors of Toy Biz, Inc. (i) eight persons designated by MEG, (ii) two persons designated by Mr. Perlmutter and (iii) one person designated by Mr. Arad. The Old Stockholders' Agreement also permitted certain pledges of Class B Common Stock owned by MEG and its permitted transferees. The Old Stockholders' Agreement provided that, if MEG ceased to be controlled by Ronald O. Perelman, MEG would be obligated to convert its shares of Class B Common Stock (which possessed ten votes per share) into Class A Common Stock (which possessed one vote per share), unless each of Messrs. Perlmutter and Arad consented to such shares remaining as Class B Common Stock. The Old Stockholders' Agreement also provided that it would terminate upon, among other events, the conversion into Class A Common Stock of the Class B Common Stock held by MEG pursuant to a change in control of MEG. The Old Stockholders' Agreement is no longer in effect, and the Company now has only one class of Common Stock.

 Old Registration Rights Agreement

   Toy Biz, Inc. entered into a registration rights agreement with MEG, Mr. Arad and Mr. Perlmutter (the "Old Registration Rights Agreement"), pursuant to which they and certain of their transferees had the right, subject to certain conditions, to require Toy Biz, Inc. to register under the Securities Act, all or any portion of the shares of Class A Common Stock held by each of them on two occasions. In addition, MEG, Mr. Arad, Mr. Perlmutter and certain of their transferees had certain rights to participate in such registrations and in other registrations by Toy Biz, Inc. of its Class A Common Stock. Toy Biz, Inc. was obligated to pay any expenses incurred in connection with such registrations, except for underwriting discounts and commissions attributable to the shares of Class A Common Stock sold by MEG, Mr. Arad, Mr. Perlmutter, and certain of their transferees pursuant to such registrations. The Old Registration Rights Agreement is no longer in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table on the following page sets forth certain information regarding the beneficial ownership of Common Stock and 8% Preferred Stock, as of March 22, 1999, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock or 8% Preferred Stock (based, in part, upon copies of all Schedules 13D and 13G provided to the Company), (ii) each director of the Company, (iii) each executive officer of the Company as a group. Because the voting or dispositive power of certain shares listed in the table is shared, the same securities are sometimes listed opposite more than one name in the table and the sharing of voting or dispositive power is described in a footnote. The total number of shares of Common Stock and 8% Preferred Stock listed below for directors and executive officers as a group eliminates such duplication.

   Each share of 8% Preferred Stock is convertible by its holder into 1.039 shares of Common Stock. The table assumes that no warrants for the purchase of stock of the Company have been exercised. As far as the Company is aware, none of the stockholders named in the table owns any warrants for the purchase of stock of the Company.

   Under the rules of the Securities and Exchange Commission, beneficial ownership of a share of 8% Preferred Stock constitutes beneficial ownership of
1.039 shares of Common Stock (the amount into which the 8% Preferred Stock is convertible). Beneficial ownership of Common Stock is shown in the main part of the table and the portion of that beneficial ownership traceable to beneficial ownership of 8% Preferred Stock is set forth in the footnotes.

   The Schedules 13D and 13G that the Company used in compiling the table take differing positions as to whether shares of stock covered by the Stockholders' Agreement are held with "shared voting power." The table does not attempt to reconcile those differences.

                   Shares of Common Stock Beneficially Owned

                                    Sole                             Sole Dispositive   Shared Dispositive
                                Voting Power    Shared Voting Power        Power              Power
 Five Percent Stockholders,  ------------------ ------------------- ------------------- ------------------
         Directors                     Percent             Percent             Percent            Percent
   and Executive Officers     Number   of Class   Number   of Class   Number   of Class  Number   of Class
 --------------------------  --------- -------- ---------- -------- ---------- -------- --------- --------
Avi Arad (1)................       --       *   33,533,436   71.9%   4,400,000   13.0%        --       *
 1698 Post Road East
 Westport, Connecticut 06880
Isaac Perlmutter (2)........       --       *   33,533,436   71.9%  13,257,822   35.6%        --       *
 P.O. Box 1028
 Lake Worth, Florida 33460
Mark Dickstein (3)..........    64,167      *    5,439,000   14.6%      64,167      *   5,439,000   14.6%
 c/o Dickstein Partners Inc.
 660 Madison Avenue
 16th Floor
 New York, New York 10021
The Chase Manhattan
 Corporation (4)............       --       *   33,533,436   71.9%   2,112,440    6.1%        --       *
 270 Park Avenue
 New York, New York 10017
Morgan Stanley & Co.
 Incorporated (5)...........       --       *   33,533,436   71.9%         --       *   4,565,821   12.7%
 1585 Broadway
 New York, New York 10036
Whippoorwill Associates,
 Inc. as agent of and/or
 general partner for certain
 institutions and funds
 (6)........................       --       *    3,565,839   10.0%         --       *   3,565,839   10.0%
 11 Martine Avenue
 White Plains, NY 10606
Value Partners, Ltd......... 3,459,845   10.1%         --       *    3,459,845   10.1%        --       *
 Suite 808
 4514 Cole Avenue
 Dallas, Texas 75205
Morton E. Handel (7)........    27,667      *          --       *          --       *         --       *
Eric Ellenbogen (8).........   240,000      *          --       *          --       *         --       *
Shelley F. Greenhaus (9)....    16,667      *          --       *          --       *         --       *
James F. Halpin (10)........    21,667      *          --       *          --       *         --       *
Michael M. Lynton (10)......    16,667      *          --       *          --       *         --       *
Lawrence Mittman (10).......    16,667      *          --       *          --       *         --       *
Rod Perth (10)..............    16,667      *          --       *          --       *         --       *
Michael J. Petrick..........       --       *          --       *          --       *         --       *
Alan Fine (11)..............    75,000      *          --       *          --       *         --       *
David J. Fremed (12)........    25,000      *          --       *          --       *         --       *
William H. Hardie, III
 (12).......................    25,000      *          --       *          --       *         --       *
Robert S. Hull..............       --       *          --       *          --       *         --       *
Joseph M. Ahearn (13).......    25,100      *          --       *          --       *         --       *
All current executive officers
 and directors as a group (15
 persons) (14)..............   545,169    1.6%  33,533,436   71.9%  17,721,989   43.0%  5,443,000   14.6%

--------
 * Less than 1%.
 (1) Figures include 250,000 shares of Common Stock subject to stock options granted to Mr. Arad pursuant to the Stock Incentive Plan which are immediately exercisable. Mr. Arad is a party to the Stockholders' Agreement. Except for the 4,400,000 shares over which Mr. Arad may be deemed to have sole dispositive power, shares over which Mr. Arad may be deemed to have shared voting power (which include shares of Common Stock underlying 12,358,929 shares of 8% Preferred Stock) are beneficially owned by other parties to the Stockholders' Agreement and it is only by reason of Mr. Arad's position as a party to the Stockholders' Agreement that Mr. Arad may be deemed to possess that shared voting power.

(2)  Mr. Perlmutter is a party to the Stockholders' Agreement.

     (a) Figures include 6,667 shares of Common Stock subject to stock options granted to Mr. Perlmutter pursuant to the Stock Incentive Plan which are immediately exercisable. Other shares over which Mr. Perlmutter may be deemed to have sole dispositive power are directly held as follows:

                                                   Shares of    Shares of 8%
                        Holder                    Common Stock Preferred Stock
                        ------                    ------------ ---------------
      Zib........................................  9,256,000            --
      The Laura and Isaac Perlmutter Foundation
       Inc.......................................    250,000            --
      Object Trading Corp........................     33,500      3,562,710
      Isaac Perlmutter...........................     10,000            --

    The sole stockholder of Zib, a Delaware corporation, is Isaac Perlmutter T.A., a Florida trust (the "Perlmutter Trust"). Mr. Perlmutter is a trustee and the sole beneficiary of the Perlmutter Trust, and may revoke it at any time. Mr. Perlmutter is a director and the president of the Laura and Isaac Perlmutter Foundation Inc., a Florida not-for-profit corporation. Mr. Perlmutter is the sole stockholder of Object Trading Corp., a Delaware corporation. Mr. Perlmutter may be deemed to possess (i) the power to vote and dispose of the shares of Common Stock beneficially owned by Zib and Object Trading Corp. and (ii) the power to direct the vote and disposition of the shares of Common Stock beneficially owned by the Laura and Isaac Perlmutter Foundation Inc.

    (b) Except for the 13,257,822 shares over which Mr. Perlmutter may be deemed to have sole dispositive power (which include shares of Common Stock underlying 3,562,710 shares of 8% Preferred Stock), shares over which Mr. Perlmutter may be deemed to have shared voting power (which include shares of Common Stock underlying 12,358,929 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Mr. Perlmutter and it is only by reason of Mr. Perlmutter's position as a party to the Stockholders' Agreement that Mr. Perlmutter may be deemed to possess that shared voting power.

 (3) Shares over which Mr. Dickstein may be deemed to have sole voting and dispositive power include 6,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable. Mr. Dickstein is a party to the Stockholders' Agreement. Shares over which Mr. Dickstein may be deemed to have shared voting power are directly held as follows:

                                                    Shares of    Shares of 8%
                       Holder                      Common Stock Preferred Stock
                       ------                      ------------ ---------------
   Dickstein & Co., L.P...........................  1,458,029      2,468,002
   Dickstein Focus Fund L.P.......................    170,620        237,229
   Dickstein International Limited................    134,967        821,994
   Mark Dickstein and Elyssa Dickstein, as trust-
    ees of The Mark and Elyssa Dickstein Founda-
    tion..........................................        --          10,200

  (a) Dickstein & Co., L.P. is a Delaware limited partnership.

  (b) Dickstein Focus Fund L.P. is a Delaware limited partnership.

  (c) Dickstein International Limited is a limited-liability, open-end investment fund incorporated as an international business company in the Territory of the British Virgin Islands.

  (d) The Mark and Elyssa Dickstein Foundation is a New York trust organized to be exempt from federal income taxes under Section 501(c)(3) of the Internal Revenue Code.

  (e) Dickstein Partners Inc., a Delaware corporation, is the advisor to Dickstein International Limited and is the general partner of Dickstein Partners, L.P., a Delaware limited partnership which in turn is the general partner of both Dickstein & Co., L.P. and Dickstein Focus Fund L.P. By reason of his position as president and sole director of Dickstein Partners Inc., Mr. Dickstein may be deemed to possess the power to vote and dispose of the shares of Common Stock and 8% Preferred Stock beneficially owned by Dickstein & Co., L.P., Dickstein Focus Fund L.P. and Dickstein International Limited. By reason of his position as a trustee of the Mark and Elyssa Dickstein Foundation, Mr. Dickstein may be deemed to possess the power to direct the vote and disposition of the shares of 8% Preferred Stock (and underlying Common Stock) beneficially owned by the Mark and Elyssa Dickstein Foundation.

  (f) Not included in the table are the shares of Common Stock that underlie
      (i) 142,800 shares of 8% Preferred Stock directly held by Elyssa Dickstein, Mark Dickstein's wife, and (ii) 51,000 shares of 8% Preferred Stock directly held by Elyssa Dickstein, Jefferey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor (the "Dickstein Trust"), a New York trust established by Mark Dickstein, as Grantor, for the benefit of his children. Mark Dickstein has no beneficial interest in the Dickstein Trust.

 (4)(a) Shares over which The Chase Manhattan Corporation, a Delaware corporation, may be deemed to have sole dispositive power are held directly by The Chase Manhattan Bank, a New York corporation that is wholly owned by The Chase Manhattan Corporation. The Chase Manhattan Bank is a party to the Stockholders' Agreement.

    (b) Except for the 2,112,440 shares over which The Chase Manhattan Corporation may be deemed to have sole dispositive power (which include shares of Common Stock underlying 792,746 shares of 8% Preferred Stock), shares over which The Chase Manhattan Corporation may be deemed to have shared voting power (which include shares of Common Stock underlying 12,358,929 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with The Chase Manhattan Corporation and it is only by reason of The Chase Manhattan Bank's position as a party to the Stockholders' Agreement that The Chase Manhattan Corporation may be deemed to possess that shared voting power.

 (5) Morgan Stanley is a party to the Stockholders' Agreement. Except for the 4,565,821 shares over which Morgan Stanley has shared dispositive power (which include shares of Common Stock underlying 2,210,247 shares of 8% Preferred Stock), shares over which Morgan Stanley may be deemed to have shared voting power (which include shares of Common Stock underlying 12,358,929 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Morgan Stanley and it is only by reason of Morgan Stanley's position as a party to the Stockholders' Agreement that Morgan Stanley may be deemed to possess that shared voting power.

 (6) Whippoorwill may be deemed to be the beneficial owner of these shares (which include shares of Common Stock underlying 2,104,952 shares of 8% Preferred Stock) because it has discretionary authority with respect to the investments of, and acts as agent for, the direct holders of the shares. Whippoorwill disclaims any beneficial ownership of Common Stock or 8% Preferred Stock except to the extent of Whippoorwill's pecuniary interest in that stock, if any. Whippoorwill, as agent of and/or general partner for certain institutions and funds, is a party to the Stockholders' Agreement. Figures include 73,013 shares of Common Stock (which include shares of Common Stock underlying 42,951 shares of 8% Preferred Stock) that are not subject to the Stockholders' Agreement.

 (7) Figures include 16,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

 (8) Figures include 240,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

 (9) Figures include 6,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable. Does not include shares held by various institutions and funds with respect to whose investments Whippoorwill has discretionary authority and for which Whippoorwill acts as agent. Mr. Greenhaus is the president and managing director of Whippoorwill. Mr. Greenhaus disclaims beneficial ownership of the shares of Common Stock and 8% Preferred Stock owned by discretionary accounts managed by Whippoorwill as set forth above except to the extent of his pecuniary interest in that stock, if any.

(10) Figures include 6,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(11) Figures include 75,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(12) Figures include 25,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(13) Mr. Ahearn is no longer employed by the Company. Figures include 25,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(14) Figures include 678,336 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For a description of certain relationships and related transactions involving individuals who served during 1998 on the Board's Compensation and Nominating Committee (or its predecessor), see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation."

Notes Offering

   Morgan Stanley, a beneficial owner of more than 5% of the Company's Common Stock, acted as a placement agent in the previously described Notes Offering, which the Company completed on February 25, 1999. The Notes were offered only
(i) to qualified institutional buyers under Rule 144A of the Securities Act and
(ii) outside the United States in compliance with Regulation S. As a placement agent, Morgan Stanley purchased the Notes from the Company at a discount. The Company and certain of its subsidiaries, on one hand, and the placement agents (including Morgan Stanley), on the other hand, agreed to indemnify each other against certain liabilities in connection with the Notes Offering, including liabilities under the Securities Act.

MEG License Arrangements

   In connection with the formation of Toy Biz, Inc., MEG (a holder of more than 5% of Toy Biz, Inc.'s common stock) granted Toy Biz, Inc. an exclusive, perpetual and paid-up license to manufacture and distribute a broad range of toys based upon the Marvel characters and properties in which MEG owned copyrights, trademarks or trade names (the "Marvel License"). The Marvel License covered all characters (including the associated copyrights and trademarks) owned by MEG and disseminated under the Marvel Comics trademark. The Marvel License restricted MEG, subject to Toy Biz, Inc.'s prior consent, from manufacturing, using, distributing or advertising the licensed products and from granting other licenses to use the Marvel characters in connection with the licensed products. Upon the consummation of the Merger, the Marvel License became an intercompany agreement.

   Toy Biz, Inc. and MEG entered into an exclusive license agreement pursuant to which MEG used the "Toy Biz" trademark on online services and electronic networks, including the Internet. The license was limited to Marvel-related products of Toy Biz, Inc. MEG paid Toy Biz, Inc. $500,000 for such license, which is no longer in effect.

   In 1995 and 1996, Toy Biz, Inc. also distributed certain products through a wholly-owned subsidiary of MEG engaged in the distribution of products to certain comic book retailers. During the years ended December 31, 1995 and 1996, Toy Biz, Inc.'s sales to that subsidiary totaled $1,616,000 and $324,000.

MEG Services Agreement

   In connection with Toy Biz, Inc.'s initial public offering, Toy Biz, Inc. and MEG entered into a services agreement (the "Services Agreement") governing the provision by MEG of services to Toy Biz, Inc. Under the Services Agreement, upon request by Toy Biz, Inc. and acceptance by MEG, MEG provided certain management, consulting and administrative services and certain services purchased from third party providers, including legal and accounting services. Toy Biz, Inc. was obligated to reimburse MEG for the costs of such services. The Services Agreement automatically renewed for successive one-year terms unless terminated upon 120 days' notice. Toy Biz, Inc. accrued for the account of, or reimbursed MEG for, approximately $262,000 and $141,000 of services for 1996 and 1997, respectively. The Services Agreement is no longer in effect.

Other Agreements with Affiliates

   On March 5, 1999, the Company engaged Morgan Stanley to provide financial advice and assistance. In exchange for those services, the Company has agreed to pay Morgan Stanley a fee of $1,750,000.

   Toy Biz, Inc. was a party to a license agreement entered into in September 1994 with The Coleman Company, Inc., an affiliate, at the time, of Toy Biz, Inc., pursuant to which Toy Biz, Inc. licensed certain Coleman trademarks. The license terminated during 1997.

   Toy Biz, Inc. was a party to a license agreement entered into in July 1995 with Revlon Consumer Products Corporation, an affiliate, at the time, of Toy Biz, Inc., pursuant to which Toy Biz, Inc. licensed certain Revlon Consumer Products Corporation trademarks. The license terminated during 1997.


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

    1. Financial Statements

       See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

    2. Financial Statement Schedule

       See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

    3. Exhibits

       See the accompanying Exhibit Index appearing on page 46.

  (b) Reports on Form 8-K. During the last quarter of 1998, the Company filed the following Current Reports on Form 8-K:

    1. Current Report on Form 8-K dated October 1, 1998, reporting Items 5 and 7.

    2. Current Report on Form 8-K dated October 13, 1998, reporting Items 2 and 7.

    3. Current Report on Form 8-K/A dated October 16, 1998, reporting Item 7.

    4. Current Report on Form 8-K/A-2 dated November 25, 1998, reporting
       Item 7 and containing the financial statements required by Item 7(a) and the pro forma financial information required by Item 7(b) in connection with the Company's acquisition of Marvel Entertainment Group, Inc.

   (c) Exhibits. See the Exhibit Index immediately below.

                                 EXHIBIT INDEX

 Exhibit No.
 -----------
     2.1 Fourth Amended Joint Plan of Reorganization for Marvel Entertainment Group, Inc. dated July 31, 1998 and filed with the United States District Court for the District of Delaware on July 31, 1998, with attached exhibits. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)
     2.2 Asset Purchase Agreement by and among Fleer Corp., Frank H. Fleer Corp. and SkyBox International Inc. and Golden Cycle, LLC, dated as of January 29, 1999.
     3.1 Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)
     3.2     Bylaws (as restated and amended).
     4.1     Article V of the Restated Certificate of Incorporation (see
             Exhibit 3.1, above), defining the rights of holders of Common
             Stock.
     4.2     Article VI of the Restated Certificate of Incorporation (see
             Exhibit 3.1, above), defining the rights of holders of 8% Preferred Stock.
     4.3 Indenture, dated as of February 25, 1999, defining the rights of holders of 12% senior notes due 2009.
     4.4 Plan Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)
     4.5 Class A Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)
     4.6 Class B Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)
     4.7 Class C Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

 Exhibit No.
 -----------
    10.1 Stockholders' Agreement, dated as of October 1, 1998, by and among the Registrant, Avi Arad, the Dickstein Entities (as defined therein), the Perlmutter Entities (as defined therein), The
             Chase Manhattan Bank, Morgan Stanley & Co. Incorporated, and Whippoorwill Associates, Incorporated, as agent of and/or general partner for certain accounts. (Incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)
    10.2 Stock Purchase Agreement, dated as of October 1, 1998, by and among the Registrant and Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88,
             Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)
    10.3 Registration Rights Agreement, dated as of October 1, 1998, by and among the Registrant, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88,
             Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust--1997, and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)
    10.4 Registration Rights Agreement, dated as of December 8, 1998, by and among the Registrant, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc.
    10.5 Registration Rights Agreement, dated February 25, 1999, by and among the Registrant, certain subsidiaries of the Registrant, Morgan Stanley & Co. Incorporated and Warburg Dillon Read LLC.
    10.6 Lease, dated as of July 1, 1986, by and between 387 P.A.S. Enterprises and Cadence Industries Corporation (9th Floor). (Incorporated by reference to Exhibit 10.7 to the Registration Statement of Marvel Entertainment Group, Inc. on Form S-1, File No. 33-40574, dated May 14, 1991).
    10.7 Lease Modification and Extension Agreement dated as of July 1, 1991, between 387 P.A.S. Enterprises and the Registrant (9th, 10th, 11th and 12th Floors). (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Marvel Entertainment Group, Inc. for the fiscal year ended December 31, 1991).
    10.8 Lease, dated December 3, 1993, by and between 200 Fifth Avenue Associates and the Registrant. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 33-87268.)

 Exhibit No.
 -----------
    10.9 Sublease, dated December 19, 1996, by and between Gruner & Jahr USA Publishing and the Registrant. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)
    10.10 License Agreement, dated March 1, 1993, by and between the Registrant and Gerber Products Company as amended by Amendment thereto, dated April 5, 1995. (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 33-87268 and Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.) (Confidential treatment has been requested for a portion of this exhibit.)
    10.11 Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 33-87268.)
    10.12 Employment Agreement, dated as of January 1, 1998, by and between Joseph M. Ahearn and the Registrant.*
    10.13 Amendment to Employment Agreement, dated as of October 14, 1998, by and between Joseph M. Ahearn and the Registrant.*
    10.14 Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Registrant.*
    10.15 Employment Agreement, dated as of November 11, 1998, by and between Eric Ellenbogen and the Registrant.*
    10.16 Employment Agreement by and between Alan Fine and the Registrant. (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996.)*
    10.17 Employment Agreement, dated as of January 1, 1998, by and between David J. Fremed and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.)*
    10.18    Employment Letter, dated August 27, 1997, by and between William
             H. Hardie, III and the Registrant.*
    10.19 Amendment to Employment Letter, dated February 4, 1999, by and between William H. Hardie, III and the Registrant.*
    10.20 1998 Stock Incentive Plan. (Incorporated by reference to Annex A of the Registrant's Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on December 30, 1998.)*
    10.21 Amended and Restated Master Agreement, dated as of November 19, 1997, by and among the Registrant, certain secured creditors of Marvel and certain secured creditors of Panini SpA and Amendments 1 and 2 thereto. (Incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
    10.22 Amended and Restated Proxy and Stock Option Agreement, dated as of November 19, 1997, between the Registrant and Avi Arad (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARVEL ENTERPRISES, INC.

                                                    /s/ Eric Ellenbogen
                                          By: _________________________________
                                               Eric Ellenbogen
                                               President and Chief Executive
                                               Officer

                                          Date: March 24, 1999

                               POWER OF ATTORNEY

   Each person whose signature appears below hereby constitutes and appoints William H. Hardie, III his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorney-in-fact and agent full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                          Date
     ---------                          -----                          ----
/s/ Eric Ellenbogen                                                          March 24, 1999
________________________        President, Chief Executive Officer and
  Eric Ellenbogen                Director (principal executive officer)


/s/ Robert S. Hull              Senior Vice President and Chief Financial    March 26, 1999
________________________         Officer (principal financial and accounting
  Robert S. Hull                 officer)


/s/ Morton E. Handel            Chairman of the Board of Directors           March 26, 1999
________________________
 Morton E. Handel


   /s/ Avi Arad                 Director                                     March 24, 1999
________________________
     Avi Arad


/s/ Mark Dickstein              Director                                     March 25, 1999
________________________
  Mark Dickstein



       Signature                Title                                        Date
       ---------                -----                                        ----
/s/ Shelley F. Greenhaus        Director                                     March 25, 1999
________________________
Shelley F. Greenhaus


/s/ James F. Halpin             Director                                     March 24, 1999
________________________
  James F. Halpin


 /s/ Michael M. Lynton          Director                                     March 25, 1999
________________________
   Michael M. Lynton


  /s/ Lawrence Mittman          Director                                     March 29, 1999
________________________
    Lawrence Mittman


 /s/ Isaac Perlmutter           Director                                     March 24, 1999
________________________
    Isaac Perlmutter


     /s/ Rod Perth              Director                                     March 24, 1999
________________________
       Rod Perth


 /s/ Michael J. Petrick         Director                                     March 26, 1999
________________________
   Michael J. Petrick

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENTS SCHEDULE

Marvel Enterprises, Inc. (f/k/a Toy Biz, Inc.)
----------------------------------------------
Report of Independent Auditors...........................................  F-2
Consolidated Balance Sheets as of December 31, 1997 and December 31,
 1998....................................................................  F-3
Consolidated Statements of Operations for the years ended December 31,
 1996, 1997, and 1998....................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1996, 1997, and 1998.......................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1997, and 1998....................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

Financial Statement Schedule
Schedule II-Valuation and Qualifying Accounts............................ F-30

   All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Marvel Enterprises, Inc.

   We have audited the accompanying consolidated balance sheets of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.) and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 5, 1999, except for Note 3, as to which the date is February 11, 1999, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 1, has completed the issuance of a $250 million notes offering and repaid all outstanding balances under its Bridge Loan. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Enterprises, Inc. and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP

New York, New York
February 5, 1999, except for Note 3, as to which the date is February 11, 1999 and Notes 1 and 5, as to which the date is February 25, 1999

                            MARVEL ENTERPRISES, INC.

                            (formerly Toy Biz, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                                           December 31,       December 31,
                                               1997               1998
                                         ----------------   ----------------
                                         (in thousands, except share data)
ASSETS
Current assets:
 Cash and cash equivalents..............   $          7,596   $         43,691
 Accounts receivable, net (Note 4)......             50,395             50,312
 Inventories, net (Note 4)..............             22,685             32,598
 Assets held for resale (Note 3)........              4,136             26,000
 Income tax receivable (Note 10)........             17,542              7,396
 Deferred income taxes, net (Note 10)...              8,034                538
 Deferred financing costs...............                --               8,281
 Prepaid expenses and other.............              6,584              3,768
                                           ----------------   ----------------
   Total current assets.................            116,972            172,584
Molds, tools and equipment, net (Note
 4).....................................             17,013             15,548
Product and package design costs, net
 (Note 4)...............................              7,616              5,909
Goodwill and other intangibles, net
 (Note 4)...............................              9,305            487,731
Other assets............................                --               5,053
Deferred income taxes, net (Note 10)....                --               3,079
                                           ----------------   ----------------
   Total assets.........................   $        150,906   $        689,904
                                           ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................   $          5,354   $          7,294
 Accrued expenses and other (Notes 4 and
  10)...................................             25,571             70,672
 Borrowings (Note 5)....................             12,000            200,000
 Administrative claims payable (Note
  13)...................................                --              19,914
 Unsecured creditors payable (Note 1)...                --               8,096
                                           ----------------   ----------------
   Total current liabilities............             42,925            305,976
                                           ----------------   ----------------
Panini liability (Note 1)...............                --              27,000
Deferred income taxes (Note 10) ........                --                 924
                                           ----------------   ----------------
   Total liabilities....................             42,925            333,900
                                           ----------------   ----------------
Commitments and contingencies (Note 13)
8% cumulative convertible exchangable
 preferred stock, $.01 par value,
 75,000,000 shares authorized,
 17,238,000 issued and outstanding,
 liquidation preference $10 per share as
 of December 31, 1998 ..................                --             172,380
                                           ----------------   ----------------
Stockholders' equity (Note 6)
Preferred stock, $.01 par value,
 25,000,000 shares authorized, none
 issued.................................                --                 --
Common stock, $.01 par value,
 100,000,000 shares authorized,
 27,746,127 issued and outstanding at
 December 31, 1997 and 250,000,000
 shares authorized, 40,846,127 issued
 and 33,452,127 outstanding as of
 December 31, 1998......................                277                408
Additional paid-in capital..............             70,578            215,035
Retained earnings.......................             37,126              1,136
                                           ----------------   ----------------
   Total stockholders' equity before
    treasury stock......................            107,981            216,579
Treasury stock, 7,394,000 shares........                --             (32,955)
                                           ----------------   ----------------
   Total stockholders' equity ..........            107,981            183,624
                                           ----------------   ----------------
   Total liabilities, redeemable
    convertible preferred stock and
    stockholders' equity ...............   $        150,906   $        689,904
                                           ================   ================

                See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                            (formerly Toy Biz, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1996      1997       1998
                                                 --------  ---------  --------
                                                  (in thousands, except per
                                                         share data)
Net sales......................................  $221,624  $ 150,812  $232,076
Cost of sales..................................   116,455    106,951   127,978
                                                 --------  ---------  --------
Gross profit...................................   105,169     43,861   104,098
Operating expenses:
  Selling, general and administrative..........    61,876     72,081    97,135
  Depreciation and amortization................    15,674     20,548    19,332
  Amortization of goodwill and other
   intangibles.................................       404        520     7,091
                                                 --------  ---------  --------
    Total expenses.............................    77,954     93,149   123,558
                                                 --------  ---------  --------
Operating income (loss)........................    27,215    (49,288)  (19,460)
Interest expense...............................      (112)      (776)   (9,440)
Other income (expense), net....................       708        414       676
                                                 --------  ---------  --------
  Income (loss) before income taxes............    27,811    (49,650)  (28,224)
  Income tax expense (benefit) (Note 10).......    11,124    (20,185)    4,386
                                                 --------  ---------  --------
    Net income (loss)..........................  $ 16,687  $ (29,465) $(32,610)
                                                 --------  ---------  --------
Less: preferred dividend requirement...........       105         71     3,380
                                                 --------  ---------  --------
  Net income (loss) attributable to Common
   Stock.......................................  $ 16,582  $ (29,536) $(35,990)
                                                 ========  =========  ========
Basic and diluted net income (loss) per common
 share.........................................  $   0.61  $   (1.06) $  (1.23)
Weighted average number of common and common
 equivalent shares outstanding (in thousands)..    27,366     27,746    29,173


                See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                            (formerly Toy Biz, Inc.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Common Stock
                         --------------
                                        Additional
                                         Paid-In   Retained  Treasury
                         Shares  Amount  Capital   Earnings   Stock     Total
                         ------  ------ ---------- --------  --------  --------
                                       (in thousands)
Balance at December 31,
 1995................... 27,020   $270   $ 61,158  $ 49,904       --   $111,332
Proceeds from secondary
 offering...............    700      7      9,096       --        --      9,103
Exercise of stock op-
 tions..................     23    --         438       --        --        438
Accretion of redeemable
 preferred stock........    --     --        (105)      --        --       (105)
Net income for 1996.....    --     --         --     16,687       --     16,687
                         ------   ----   --------  --------  --------  --------
Balance at December 31,
 1996................... 27,743    277     70,587    66,591       --    137,455
Exercise of stock op-
 tions..................      3    --          62       --        --         62
Accretion of redeemable
 preferred stock........    --     --         (71)      --        --        (71)
Net loss for 1997.......    --     --         --    (29,465)      --    (29,465)
                         ------   ----   --------  --------  --------  --------
Balance at December 31,
 1997................... 27,746    277     70,578    37,126       --    107,981
Capital contribution
 (Note 1)...............    --     --       1,500       --        --      1,500
Capital transactions in
 connection with
 Acquisition--Note 1:
  Issuance of common
   stock................ 13,100    131    125,957       --        --    126,088
  Valuation of
   warrants.............    --     --      17,000       --        --     17,000
  Acquisition of
   treasury stock....... (7,394)   --         --        --    (32,955)  (32,955)
Preferred dividend de-
 clared.................    --     --         --     (3,380)      --     (3,380)
Net loss for 1998.......    --     --         --    (32,610)      --    (32,610)
                         ------   ----   --------  --------  --------  --------
Balance at December 31,
 1998................... 33,452   $408   $215,035  $  1,136  $(32,955) $183,624
                         ======   ====   ========  ========  ========  ========



                See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                            (formerly Toy Biz, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1996      1997      1998
                                                 --------  --------  ---------
                                                       (in thousands)
Net income (loss)............................... $ 16,687  $(29,465) $ (32,610)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization.................   16,078    21,068     26,423
  Deferred financing charges....................      --        --       2,596
  Deferred income taxes.........................   (2,032)   (1,321)     7,494
  Changes in operating assets and liabilities:
    Accounts receivable.........................  (20,843)   45,076     13,183
    Inventories.................................   (3,740)   (2,452)    (7,317)
    Income tax receivable.......................      --    (17,542)    10,146
    Prepaid expenses and other..................   (1,591)     (581)     2,953
    Deferred charges and other assets...........      --        --      (4,918)
    Accounts payable, accrued expenses and other
     ...........................................    1,407    (4,883)    24,034
    Administrative claims payable...............   (6,838)    2,851    (12,985)
                                                 --------  --------  ---------
Net cash (used in) provided by operating
 activities.....................................     (872)   12,751     28,999
                                                 --------  --------  ---------
Cash flow used in investing activities:
  Acquisition of Marvel Entertainment Group,
   Inc., net of cash received (Note 1)..........      --        --    (257,865)
  Purchases of molds, tools and equipment.......  (15,352)  (12,448)   (10,702)
  Expenditures for product and package design
   costs........................................   (8,213)   (5,169)    (4,955)
  Patents.......................................     (283)     (127)    (1,668)
  (Purchase) sale of Colorforms assets..........      --     (4,556)     2,786
                                                 --------  --------  ---------
  Net cash used in investing activities.........  (23,848)  (22,300)  (272,404)
                                                 --------  --------  ---------
Cash flow from financing activities:
  Proceeds from bridge facility.................      --        --     200,000
  Exercise of stock option......................      438        62        --
  Net borrowings (repayments) under credit
   agreement....................................      --     12,000    (12,000)
  Redemption of Preferred Stock.................   (1,440)     (939)       --
  Proceeds from capital contribution............      --        --       1,500
  Proceeds from Preferred Stock offering........      --        --      90,000
  Proceeds from additional public offering......    9,260       --         --
                                                 --------  --------  ---------
  Net cash provided by financing activities.....    8,258    11,123    279,500
                                                 --------  --------  ---------
  Net (decrease) increase in cash and cash
   equivalents..................................  (16,462)    1,574     36,095
  Cash and cash equivalents at beginning of
   year.........................................   22,484     6,022      7,596
                                                 --------  --------  ---------
  Cash and cash equivalents at end of year...... $  6,022  $  7,596  $  43,691
                                                 ========  ========  =========
Supplemental disclosure of cash flow
 information:
  Interest paid during the period............... $    149  $    820    $ 5,302
  Net income taxes paid (recovered) during the
   year.........................................   16,156      (476)   (12,594)
Other non-cash transactions:
  Preferred stock dividends.....................      105        71      3,380
  Issuance of securities in connection with the
   acquisition of Marvel Entertainment Group,
   Inc., and treasury stock
   (Note 1).....................................      --        --     189,133

                See Notes to Consolidated Financial Statements.

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1. Description of Business and Basis of Presentation

   The Company designs, markets and distributes boys', girls', preschool, activity and electronic toys based on popular entertainment properties and consumer brand names. The Company also designs, markets and distributes its own line of proprietary toys. The Company's toy business is conducted both domestically and internationally. Through its acquisition of MEG, one of the world's most prominent character-based entertainment companies with a proprietary library of over 3,500 characters, the Company has entered the licensing and comic book publishing businesses domestically and internationally.

   The term the "Company" and the term "Marvel" each refer to Marvel Enterprises, Inc., and its subsidiaries after the acquisition. The term "MEG" refers to Marvel Entertainment Group, Inc., and its subsidiaries, prior to the consummation of the acquisition, and its emergence from bankruptcy and the term "Toy Biz, Inc." refers to the Company prior to the consummation of the acquisition.

   Toy Biz, Inc. was formed on April 30, 1993 pursuant to a Formation and Contribution Agreement ("Formation Agreement"), entered into by a predecessor company to Toy Biz, Inc. (the "Predecessor Company"), Mr. Isaac Perlmutter (the sole stockholder of the Predecessor Company), MEG and Avi Arad ("Mr. Arad"). The Predecessor Company had been MEG's largest toy licensee. The Predecessor Company was incorporated in 1990, pursuant to an asset purchase agreement with Charan Industries, Inc.

   In accordance with the Formation Agreement, the Predecessor Company contributed all of its and an affiliate's assets ($23,335,000) and certain specified liabilities ($21,949,000) to Toy Biz, Inc. for 44% of Toy Biz, Inc.'s capital stock. Such specified liabilities included approximately $15,363,000 due to Mr. Perlmutter and other affiliated companies of the Predecessor Company. A portion of the assumed liabilities due to Mr. Perlmutter was paid in cash ($8,752,000) and the remainder of the assumed liabilities due to Mr. Perlmutter was converted into a promissory note ($6,611,000). MEG made a capital contribution of $500,000 for 46% of Toy Biz, Inc.'s capital stock and a loan, in the form of a note, of $8,507,000. In addition, MEG granted Toy Biz, Inc. an exclusive, perpetual and paid up license to design and distribute toys based on MEG characters. Pursuant to the Formation Agreement, in exchange for the contribution to Toy Biz, Inc. of his interests in certain license agreements with Toy Biz, Inc. and cash, Mr. Arad received 10% of Toy Biz, Inc.'s capital stock. In addition, Toy Biz, Inc. granted Mr. Arad the Arad Stock Option (the "Option") to acquire an additional 10% of Toy Biz, Inc.'s capital stock. Mr. Arad also agreed to enter into the Arad Consulting Agreement and the Master License Agreement.

   On October 1, 1998, pursuant to the Fourth Amended Joint Plan of Reorganization proposed by the senior secured lenders of MEG and Toy Biz, Inc. (the "Plan"), MEG became a wholly-owned subsidiary of Toy Biz, Inc. Toy Biz, Inc. also changed its name to Marvel Enterprises, Inc. on that date. The acquisition of MEG was accounted for using the purchase method of accounting. The results of the acquired business have been included in the Company's consolidated results of operations from October 1, 1998. The Plan was confirmed on July 31, 1998 by the United States District Court for the District of Delaware, which had been administering the MEG bankruptcy cases, and was approved by the Company's stockholders at a meeting on September 11, 1998.

   In accordance with the Plan, the Toy Biz, Inc. stockholders, other than MEG, immediately after the Reorganization continued to own approximately 40% of the outstanding common stock of the Company (assuming the conversion of all of the shares of 8% Cumulative Convertible Exchangeable Preferred Securities (the "8% Preferred Stock") issued by the Company pursuant to the Plan but not assuming the exercise of any warrants issued pursuant to the Plan) and the senior secured lenders of MEG received (i) approximately $231.8

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

million in cash and (ii) common and 8% Preferred Stock issued by the Company which (assuming the conversion of all 8% Preferred Stock) represent approximately 42% of the common stock of the Company. Investors purchased 9.0 million shares of 8% Preferred Stock that, represent approximately 18% of the common stock of the Company (assuming the conversion of all 8% Preferred Stock). Under the Plan, holders of allowed unsecured claims of MEG ("Unsecured Creditors") will receive (i) up to $8.0 million in cash and (ii) between 1.0 million and 1.75 million warrants having a term of four years and entitling the holders to purchase common stock of the Company at $17.25 per share. The exact amount of cash and warrants to be distributed to the Unsecured Creditors will be determined by reference to the aggregate amount of allowed unsecured claims. In addition, Unsecured Creditors will receive (i) distributions from any future recovery on certain litigation and (ii) a portion of the Stockholder Warrants as described below. Finally, the Plan provides that three other series of warrants (the "Stockholder Warrants") will be distributed to the Unsecured Creditors, to former holders of shares of MEG common stock, to holders of certain class securities litigation claims arising in connection with the purchase and sale of MEG common stock and to LaSalle National Bank. The Stockholder Warrants consist of (a) three-year warrants to purchase 4.0 million shares of common stock of the Company at $12.00 per share, (b) six-month warrants to purchase 3.0 million shares of 8% Preferred Stock for $10.65 per share subject to increase based upon the date of issuance of the six-month warrants and (c) four-year warrants to purchase 7.0 million shares of common stock of the Company at $18.50 per share. The recipients of the Stockholder Warrants will also be entitled to receive distributions from any future recovery on certain litigation. Certain other cash distributions were also provided for by the Plan in connection with settling certain of the disputes arising out of MEG's bankruptcy.

   In accordance with the Plan, two litigation trusts were formed on the consummation date of the Plan. Each litigation trust is now the legal owner of litigation claims that formerly belonged to MEG and its subsidiaries. The primary purpose of one of the trusts (the "Avoidance Litigation Trust") is to pursue bankruptcy avoidance claims. The primary purpose of the other trust (the "MAFCO Litigation Trust") is to pursue certain litigation claims against Ronald O. Perelman and various related entities and individuals. The Company has agreed to lend up to $1.1 million to the Avoidance Litigation Trust and up to $1.0 million to the MAFCO Litigation Trust, in each case on a revolving basis to fund the trust's professional fees and expenses. Each litigation trust is obligated to reimburse the Company for all sums advanced, with simple interest at the rate of 10% per year. Net litigation proceeds of each trust will be distributed to the trust's beneficiaries only after the trust has, among other things, paid all sums owed to the Company, released the Company from any further obligation to make loans to the trust, and established reserves to satisfy indemnification claims. The Company is entitled to 65.1% of net litigation proceeds from the Avoidance Litigation Trust. The Company is not entitled to any net litigation proceeds from the MAFCO Litigation Trust.

   The preliminary purchase price of MEG, including related fees and expenses, net of liabilities assumed, was approximately $446.9 million which included approximately $257.9 million in cash and the remainder in securities of the Company as outlined above, net of shares of the Company owned by MEG and reacquired in these transactions. Goodwill from the acquisition will be amortized over 20 years.

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998


   Based on a preliminary allocation of purchase price, the fair value of the assets and liabilities acquired is summarized below.

                                        (in thousands)
             Current assets............    $ 42,978
             Noncurrent assets.........       4,971
             Goodwill and other
              intangible assets........     483,874
             Current liabilities.......     (57,918)
             Non-current liabilities...     (27,000)
                                           --------
                                           $446,905
                                           ========

   In the preliminary allocation of the purchase price, Fleer/SkyBox ("Fleer"), MEG's subsidiaries engaged in the sale of sports and entertainment trading cards, is presented as an asset held for sale. In January 1999, the Company entered into an agreement to sell Fleer for $26.0 million in cash, subject to post-closing adjustment, and the assumption of certain liabilities. In addition, the Company does not currently intend to continue operating Panini S.p.A. ("Panini"), MEG's Italian subsidiary engaged in the children's activity sticker and adhesive paper business. Panini has a deficit in net tangible assets of approximately $130.7 million as of December 31, 1998; however, the Panini deficit in net tangible assets reflected in the preliminary allocation of the purchase price ($27.0 million) is the maximum amount of such deficit that the Company has guaranteed under the terms of the Plan. The $27.0 million liability is presented as a long-term liability on the Consolidated Balance Sheet as of December 31, 1998. The Company anticipates disposing of Panini in 1999.

   See Note 13 regarding contingencies related to, among other things, claims by unsecured creditors of MEG and other matters.

   Presented below are the unaudited pro forma results of the Company giving effect to the acquisition of MEG as if it has occurred as of the beginning of the periods presented:

                                                     For the Year Ended
                                                        December 31,
                                               --------------------------------
                                                    1997             1998
                                               ---------------  ---------------
                                               (in millions, except per share)
      Net sales...............................          $220.3           $274.5
      Operating loss..........................           (79.4)           (33.9)
      Net loss................................           (96.1)           (81.0)
      Basic and diluted loss per share........           (3.28)           (2.82)

   The Company consummated the Plan and the Merger by utilizing interim financing arrangements (the "Bridge Loan"). The Bridge Loan had a repayment schedule of less than one year, causing a significant working capital deficiency. In addition, the Company was not in compliance with certain financial and other covenants of the Bridge Loan agreement. These conditions raised substantial doubt about the Company's ability to continue as a going concern. On February 25, 1999, the Company completed the issuance of a $250.0 million notes

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

offering ("Senior Notes") in a private placement exempt from registration under the Securities Act of 1933, as amended ("the Act"). Net proceeds of approximately $240 million were used to pay all outstanding balances under the Bridge Loan and for working capital needs. Therefore, the conditions that raised substantial doubt about whether the Company would continue as a going concern no longer exist.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, except for Panini and Fleer (see Note 1). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgement relate to provisions for returns, other sales allowances and doubtful accounts, the realizability of inventories, goodwill and other intangible assets, and the impairment reserve for minimum royalty guarantees and minimum advances, molds, tools and equipment, and product and package design costs. Actual results could differ from those estimates.

 Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Inventories

   Inventories are valued at the lower of cost (first-in, first-out method) or market.

 Molds, Tools, and Equipment

   Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. At December 31, 1998, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization is computed by the straight-line method generally over a three-year period (the estimated selling life of related products) for molds and tooling costs and over the useful life for furniture and fixtures and office equipment. On an ongoing basis the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization on the accompanying Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998 were approximately $364,000, $2,174,000 and $1,418,000 respectively.

 Product and Package Design Costs

   The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. At December 31, 1998, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization of product and package design is computed by the straight-line method generally over a three-year period (the estimated selling life of related products). On an ongoing basis the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization on the accompanying Consolidated Statements of Operations, for the years ended December 31, 1996, 1997 and 1998 were approximately $1,164,000, $1,230,000 and
$1,425,000 respectively.

 Goodwill and Other Intangibles

   Goodwill and other intangibles are stated at cost less accumulated amortization. Goodwill is principally amortized over 20 years and other intangibles are amortized over 3 to 10 years. For the years ended December 31, 1996, 1997 and 1998, amortization of goodwill and other intangibles were approximately $404,000, $520,000 and $7,091,000, respectively.

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

 Deferred Financing Costs

   Deferred financing costs, which are mainly costs associated with the Company's Bridge Facility, are amortized over the term of the related agreements.

 Research and Development

   Research and development ("R&D") costs are charged to operations as incurred. For the years ended December 31, 1996, 1997 and 1998, R&D expenses were $5,298,000, $4,599,000 and $4,498,000, respectively.

 Revenue Recognition

   Sales are recorded upon shipment of merchandise and a provision for future returns and other sales allowances is established based upon historical experience and management estimates. In certain cases, sales made on a returnable basis are recorded net of provisions for estimated returns. These estimates are revised as necessary to reflect actual experience and market conditions.

   Subscription revenues generally are collected in advance for a one year subscription and are recognized as income on a pro rata basis over the subscription period.

   Income from distribution fees, licensing and sub-licensing of characters owned by the Company are recorded in accordance with the distribution agreement and at the time characters are available to the licensee

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998
and collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. For the years ended December 31, 1996, 1997 and 1998, toy distribution fees and sub-licensing revenues were $13,637,000, $3,265,000 and $1,250,000, respectively.

 Advertising Costs

   Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected unit of sales method during interim periods. For the years ended December 31, 1996, 1997 and 1998, advertising expenses were $25,471,000, $27,910,000 and $31,762,000, respectively. At December 31, 1997 and 1998, the Company had incurred $420,000 and $469,000, respectively, of prepaid advertising costs, principally related to production of advertisement that will be first run in fiscal 1998 and 1999, respectively.

 Royalties

   Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on sales of related products. The realizability of advanced minimum guarantees paid is evaluated by the Company based on the projected sales of the related products.

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

 Foreign Currency Translation

   The financial position and results of operations of the Company's Hong Kong and Mexican subsidiaries are measured using the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments, which were not material, arising from the use of differing exchange rates are included in the results of operations.

 Fair Value of Financial Instruments

   The fair value of all debt instruments approximate their carry value due to their short term maturity and variable interest rates.

 Concentration of Risk

   A large number of the Company's toy products are manufactured in China, which subjects the Company to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. The Company's ability to obtain products from its Chinese manufacturers is dependant upon the United States' trade relationship with China. The "most favored nation" status of China, which is reviewed annually by the United States government, is a regular topic of political controversy. The loss of China's "most

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

favored nation" status would increase the cost of importing products from China significantly, which could have a material adverse effect on the Company.

Marvel distributes its comic books to the direct market through the only major comic book distributor. Termination of this distribution agreement could significantly disrupt publishing operations.

See Note 8 regarding major toy customers.


Earnings Per Share

   In 1997, the Financial Accounting Standards Board issued Statement No. 128. Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income (loss) per common share is computed by dividing net income (loss), less the amount applicable to preferred dividends, by the weighted average common shares outstanding during the period. All income (loss) per share amounts for all periods have been presented and where appropriate, restated to conform to Statement 128 requirements.

Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130") Reporting Comprehensive Income. The Company's adoption of SFAS 130 had no effect on the Company as the Company does not have any comprehensive income items.

Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted beginning in fiscal 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

3. Assets Held for Resale

   Shortly after the acquisition of MEG, the Company concluded that Fleer did not fit the Company's long-term strategy and the Company decided to dispose of this operation. On February 11, 1999, the Company sold substantially all of Fleer's assets for approximately $26.0 million in cash, subject to post-closing adjustments and assumptions of certain liabilities. $15.0 million of the proceeds were utilized to repay the Bridge Facility (see Note 5). The Company remains liable under certain contracts of the Fleer business and have been indemnified against such liabilities by the purchase of such business.

   The Company does not currently intend to continue operating the Panini business. The Company has recorded a liability equal to its guarantee of Panini's debt.

   On March 25, 1997, the Company acquired all of the assets of Colorforms Inc. ("Colorforms"). The purchase price was approximately $5.0 million, excluding fees and expenses, consisting of approximately $2.9 million in cash paid at the closing and the assumption of approximately $2.1 million of accounts payable and

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

accrued liabilities at the closing date. The Company utilized cash available under its Chase Credit Facility (see note 5) to finance the acquisition. The transaction was accounted for as a purchase. The results of Colorforms are included in the Company's consolidated financial statements from the date of acquisition.

   During 1997, the Company concluded that Colorforms did not fit the Company's long-term strategy and the Company decided to dispose of this operation. On January 30, 1998, the Company sold Colorforms for approximately $4.35 million, of which $3.0 million was paid in cash with a promissory note representing the remainder of $1.35 million due in August 1998 through May 1999. As of December 31, 1997, assets held for sale are $4.1 million.

                            MARVEL ENTERPRISES, INC.

                            (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998


4. Details of Certain Balance Sheet Accounts

                                                               December 31,
                                                             -----------------
                                                              1997      1998
                                                             -------  --------
                                                              (in thousands)
Accounts receivable, net, consists of the following:
 Accounts receivable.......................................  $80,212  $ 75,235
 Less allowances for:
  Doubtful accounts........................................     (430)   (3,608)
  Advertising, markdowns, returns, volume discounts and
   other...................................................  (29,387)  (21,315)
                                                             -------  --------
    Total..................................................  $50,395  $ 50,312
                                                             =======  ========
Inventories, net, consist of the following:
 Toys:
  Finished goods...........................................  $17,518  $ 24,685
  Component parts, raw materials and work-in-process.......    5,167     3,977
                                                             -------  --------
    Total Toys.............................................   22,685    28,662
 Publishing:
  Finished goods...........................................      --        754
  Editorial and raw materials..............................      --      3,182
                                                             -------  --------
    Total publishing.......................................              3,936
                                                             -------  --------
    Total..................................................  $22,685  $ 32,598
                                                             =======  ========
Molds, tools and equipment, net, consists of the following:
 Molds, tools and equipment................................  $26,873  $ 21,465
 Office equipment and other................................    7,539    17,255
 Less accumulated depreciation and amortization............  (17,399)  (23,172)
                                                             -------  --------
    Total..................................................  $17,013  $ 15,548
                                                             =======  ========
Product and package design costs, net, consists of the
 following:
 Product design costs......................................  $11,113  $  8,125
 Package design costs......................................    4,404     3,567
 Less accumulated amortization.............................   (7,901)   (5,783)
                                                             -------  --------
    Total..................................................  $ 7,616  $  5,909
                                                             =======  ========
Goodwill and other intangibles, net, consists of the
 following:
 Goodwill (Note 1).........................................  $ 9,453  $492,424
 Patents and other intangibles.............................      818     3,726
 Less accumulated amortization.............................     (966)   (8,419)
                                                             -------  --------
    Total..................................................  $ 9,305  $487,731
                                                             =======  ========
Accrued expenses and other consists of the following:
 Accrued advertising costs.................................  $11,544  $  8,183
 Accrued royalties.........................................    2,228     9,584
 Inventory purchases.......................................    4,909     7,389
 Deferred financing costs..................................      --      4,000
 Income taxes payable......................................    3,495     4,709
 Deferred income taxes payable.............................      540     2,693
 Litigation Trust accrual..................................      --      2,100
 Other accrued expenses....................................    2,855    32,014
                                                             -------  --------
    Total..................................................  $25,571  $ 70,672
                                                             =======  ========

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998


5. Debt Financing

   To partially finance the acquisition of MEG, the Company obtained a $200.0 million loan (the "Bridge Facility") from UBS AG, Stamford Branch ("UBS AG"). The Bridge Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds
Rate) plus 5.50% or at the Eurodollar rate plus 6.50%. Both margins increased by 0.50% on April 30, 1999 and by an additional 0.50% on the last day of each three-month period thereafter. The Company incurred a commitment fee for the Bridge Facility upon signing and was required to pay an additional continuation fee of 2% if the Company had not refinanced the facility on or prior to April 30, 1999. The Bridge Facility was required to be repaid by September 27, 1999.

   On September 28, 1998, the Company and UBS AG entered an agreement for a $50.0 million Revolving Credit Facility ("UBS Credit Facility"). The UBS Credit Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 1.75% to 2.25% depending on the Company's financial performance. The UBS Credit Facility required the Company to pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility. There were no borrowings under the UBS Credit Facility. The Company had approximately $1.6 million in letters of credit outstanding as of December 31, 1998, which reduced the available amount under the UBS Credit Facility.

   The Bridge Facility and the UBS Credit Facility were secured by all of the Company's assets (other than Panini) and contained various financial covenants, as well as restrictions on new indebtedness, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, restricted payments, payment of dividends, issuing guarantees and creating liens. In addition, the Company could not pay cash dividends as long as the Bridge Loan was outstanding. The UBS Credit Facility also required an annual reduction of outstanding borrowings to zero for a period of at least thirty consecutive calendar days from October 1, 1998 to December 31, 1999 and during each fiscal year thereafter.

   The Company was not in compliance with certain of the financial and other covenants of the Bridge Facility and UBS Credit Facility. On February 25, 1999, the Company completed the issuance of a $250.0 million notes ("Senior Notes") offering in a private placement exempt from registration under the Act. Net proceeds of approximately $240 million were used to pay all outstanding balances under the Bridge Loan and for working capital needs. The $250 million Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. The Company will offer to exchange the Senior Notes which are not registered under the Act for registered notes having substantially the same terms. If the Company fails to comply with this requirement, the interest rate on the Senior Notes will increase .5% per annum until such time as the Senior Notes are generally freely transferable.

   In the first quarter of 1999, in connection with the repayment of the Bridge Facility, the Company will record an extraordinary charge of approximately $1.8 million for the write-off of Bridge Facility deferred financing costs.

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

   Prior to October 1, 1998, the Company had a revolving line of credit (the "Chase Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank served as administrative agent. The Chase Credit Facility provided that the Company could borrow an aggregate amount up to $29.0 million, subject to certain borrowing base limitations based upon the level of the Company's receivables and inventory. This facility was terminated at the closing of the MEG acquisition and replaced with the UBS Credit Facility.

   The interest rate for borrowing as of December 31, 1997 and 1998 was 8.50% and 12.10%, respectively and the weighted average interest rate for 1997 and 1998 was 8.44% and 11.31%, respectively. The maximum amounts outstanding during 1997 and 1998 were $12.0 million and $200.0 million, respectively.

   The interest expense, including amortization of Bridge Facility commitment fees and other costs in 1998, for the years ended December 31, 1996, 1997 and 1998 were $112,000, $776,000 and $9,440,000, respectively.

6. Stockholders' Equity

   On September 11, 1998, the Company's stockholders approved changes in the Company's capital structure in connection with the approval of the Plan. These changes eliminated the Class B Common Stock, authorized an additional 150.0 million shares of common stock (for a maximum authorized amount of 250.0 million shares) and authorized 100.0 million shares of preferred stock, including 75.0 million shares of 8% Preferred Stock and 25.0 million shares of preferred stock with a $.01 par value.

   The 8% Preferred Stock is convertible into 1.039 fully paid and non-assessable shares of common stock of the Company. The Company is required to redeem all outstanding shares of the 8% Preferred Stock on October 1, 2011 at $10.00 per share plus all accrued and unpaid dividends. The 8% Preferred Stock generally votes together with the common stock on all matters. The Company has the option to pay the dividend in cash or additional 8% Preferred Stock, but cannot pay cash dividends on its 8% Preferred Stock as long as the Bridge Facility is outstanding. On January 4, 1999, the Company issued 338,000 shares of 8% Preferred Stock in payment of dividends declared and payable to stockholders of record at December 31, 1998. These shares are shown as outstanding at December 31, 1998.

   The Company issued the following securities in accordance with the Plan:
(a) 7.9 million shares of 8% Preferred Stock to MEG fixed senior secured lenders, (b) 9.0 million shares of 8% Preferred Stock to new investors at $10.00 per share, (c) 13.1 million shares of common stock to the MEG fixed senior secured lenders, (d) four-year warrants to purchase up to 1.75 million shares of common stock at $17.25 per share, (e) three-year warrants to purchase 4.0 million shares of common stock at $12.00 per share, (f) six-month warrants to purchase 3.0 million shares of preferred stock for $10.65 per share subject to increase based upon the date of issuance of the six-month warrants, and (g) four-year warrants to purchase 7.0 million shares of common stock at $18.50 per share. (See Note 1).

   The Company has reserved 3.0 million shares of 8% Preferred Stock for issuance upon exercise of warrants. In addition, the Company has reserved 39.4 million shares of common stock for issuance on conversion of the 8% Preferred Stock, and exercise of warrants and stock options.

   In connection with the Plan, the Company received a $1.5 million capital contribution from an affiliate of Mr. Perlmutter and Mr. Arad. Mr. Perlmutter and Mr. Arad received no additional equity for such contribution.

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998


7. Stock Option Plans

   Under the terms of the Company's 1998 Stock Incentive Plan (the "Stock Incentive Plan"), incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares may be granted to officers, employees, consultants and directors of the Company and its subsidiaries from time to time. In November 1998, the Company authorized a maximum aggregate number of shares of Common Stock as to which options and rights may be granted under the Stock Incentive Plan of 6.0 million shares, including options described below. All options granted and outstanding under the Company's previous stock incentive plan (the "1995 Stock Option Plan") and all previous stock option plans of MEG were canceled at or prior to the consummation of the Plan on October 1, 1998.

   Information with respect to options under the stock option plans are as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                     Shares    Option Price per Share  Price
                                    ---------  ---------------------- --------
Outstanding at December 31, 1995...   995,602      $15.00-$22.625
Exercised..........................   (22,664)                        $18.000
Canceled...........................   (47,303)                        $18.119
Granted............................   195,250                         $17.111
                                    ---------
Outstanding at December 31, 1996... 1,120,885      $15.00-$22.625
Canceled...........................  (484,666)                        $18.115
Exercised..........................    (3,333)                        $18.000
Granted............................       --                          $   --
                                    ---------
Outstanding at December 31, 1997...   632,886      $15.00-$22.625
Canceled...........................  (632,886)                        $17.916
Exercised..........................       --                              --
Granted (under New Stock Incentive
 Plan)............................. 3,946,000                         $  6.05
                                    ---------
Outstanding at December 31, 1998... 3,946,000      $ 5.875-$ 6.25
                                    =========

   Options granted under the Stock Incentive Plan vest generally in four equal installments beginning with the date of grant. Of the outstanding options at December 31, 1998, options for 1,004,000 shares became exercisable on January 20, 1999 and 2,054,000 shares were available for future grants of options and rights. At December 31, 1998, the weighted average remaining contractual life of the options outstanding is 9.92 years.

   The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. In 1996, the Company elected to follow the disclosure-only provisions under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). For the purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              Years Ended December 31,
                                        --------------------------------------
                                           1996         1997          1998
                                        ------------------------  ------------
                                        (in thousands, except per share data)
Net income (loss), as reported......... $    16,687 $    (29,465) $    (32,610)
Pro forma net income (loss)............      15,195      (29,816)      (35,679)
Pro forma net income (loss) per share
 attributable to Common Stock--basic
 and diluted........................... $      0.55 $      (1.08) $      (1.34)
                                        =========== ============  ============

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

   The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.26% to 7.19%; no dividend yield; expected volatility of .354; and expected lives of three years to five years. The weighted average assumptions for the 1998 grants are: 6.0% interest rate; no dividend yield; expected volatility of .567; and expected life of 3 years. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

8. Sales to Major Customers and International Operations

   The Company primarily sells its merchandise to major retailers, principally throughout the United States. Credit is extended based on an evaluation of the customer's financial condition, and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently were within management's expectation. In 1996 and 1997, the Marvel bankruptcy and concerns among retailers about the future of the Marvel brand caused customers to claim higher than expected return and other sales allowances.

   During the year ended December 31, 1996, two customers accounted for approximately 23% and 18% of total net sales. During the year ended December 31, 1997, three customers accounted for approximately 22%, 15% and 12% of total net sales. During the year ended December 31, 1998, three customers accounted for approximately 23%, 15% and 10% of total net toy sales.

   The Company's Hong Kong subsidiary supervises the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit. During the years ended December 31, 1996, 1997 and 1998, international sales were approximately 20%, 22%, and 15%, respectively, of total net sales. During the years ended December 31, 1996, 1997 and 1998, the Hong Kong operations reported operating income of approximately $18,880,000, $5,868,000 and $4,224,000 and income before income taxes of $19,079,000,
$6,102,000 and $4,574,000, respectively. At December 31, 1997 and 1998, the
Company had assets in Hong Kong of approximately $28,660,000 and $29,966,000, respectively. The Hong Kong subsidiary represented $26,670,000 and $30,489,000, respectively, of the Company's consolidated retained earnings during the years ended December 31, 1997 and 1998.

9. Restructuring and Other Unusual Costs

   In connection with the consummation of the Plan (See Note 1), the Company reviewed its relationships with its foreign distributors, as well as the Company's relationship with certain suppliers, for business conflicts. As part of integrating MEG's operations with those of the Company, the Company plans on rationalizing its international licensing and product distribution relationships. In addition, certain products that were at various stages of design and marketing are being discontinued and written-off because of business conflicts that arose out of the acquisition of MEG.

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998


   As a result of the above matters, the Company has recorded allowances and unusual charges of approximately $16.8 million for the year ended December 31, 1998, which relate to impairment of assets, severance costs and the settlement of litigation that arose in prior years regarding a licensing agreement. These costs are reflected in the following captions in the statement of operations.

                     (in thousands)
   Net sales
    (allowances)...  $        2,925
   Cost of sales...           1,193
   Selling general
    and
    administrative..         11,676
   Depreciation and
    amortization...           1,032
                     --------------
                     $       16,826
                     ==============
   Cash charges....  $        3,400
   Non-cash
    charges........  $       13,426
                     --------------
                     $       16,826
                     ==============

   Of these costs, approximately $14.9 million and $1.9 million were charged to the third and fourth quarters, respectively, of fiscal 1998. At December 31, 1998, $1.4 million of the cash charges remain unpaid. The Company expects to pay the remaining cash charges under contractual obligations extending to 2000.

10. Income Taxes

   The provision (benefit) for income taxes is summarized as follows:

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1996      1997     1998
                                                    -------  --------  -------
                                                         (in thousands)
Current:
  Federal.......................................... $ 8,474  $(19,196) $(6,189)
  State............................................   1,943      (191)     410
  Foreign..........................................   2,739       523      824
                                                    -------  --------  -------
                                                    $13,156  $(18,864) $(4,955)
Deferred:
  Federal.......................................... $(1,586) $  1,287  $ 6,025
  State............................................    (446)   (2,608)   3,316
                                                    -------  --------  -------
                                                     (2,032)   (1,321)   9,341
                                                    -------  --------  -------
Income tax expense (benefit) ...................... $11,124  $(20,185) $ 4,386
                                                    =======  ========  =======

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998


   The differences between statutory Federal income tax rate and the effective tax rate are attributable to the following:

                                                            Years Ended
                                                           December 31,
                                                         --------------------
                                                         1996  1997     1998
                                                         ----  -----   ------
Federal income tax provision computed at the statutory
 rate................................................... 35.0% (35.0)% (35.0%)
State taxes, net of Federal income tax effect...........  5.0%  (5.7)%  (4.7%)
Non-deductible amortization expense.....................   --     --     7.9%
Increase in valuation allowance.........................   --     --    48.6%
Other...................................................   --     --    (1.3%)
                                                         ----  -----   ------
Total provision for income taxes........................ 40.0% (40.7)%  15.5%
                                                         ====  =====   ======

   For financial statement purposes, the Company records income taxes in accordance with FAS109 using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years. Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value assets acquired in business combinations accounted for as purchases and their tax bases. The approximate effect of temporary differences that gave rise to deferred tax balances were as follows:

                                                                  December 31,
                                                                 --------------
                                                                  1997   1998
                                                                 ------ -------
                                                                 (in thousands)
     Deferred tax assets:
       Accounts receivable ..................................... $1,762 $ 4,573
       Inventory................................................  2,447   6,623
       Sales returns reserves...................................    955   4,505
       Employment reserves......................................   (80)   3,999
       Restructuring reserves...................................    --      589
       Reserve related to foreign investments...................    --    2,373
       Other reserves...........................................    --    1,038
       Net operating loss carryforwards.........................  2,820  26,847
       Tax credit carryforwards.................................    --      657
       Other....................................................    130   3,759
                                                                 ------ -------
       Total gross deferred tax assets..........................  8,034  54,963
       Less valuation allowance.................................    --  (51,346)
                                                                 ------ -------
       Net deferred tax assets..................................  8,034   3,617
                                                                 ------ -------
     Deferred tax liabilities:
       Depreciation/amortization ...............................    540     636
       Licensing, net...........................................    --    2,981
                                                                 ------ -------
       Total gross deferred tax liabilities.....................    540   3,617
                                                                 ------ -------
     Net deferred tax asset (liability)......................... $7,494 $   --
                                                                 ====== =======

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

   During 1998, the Company recorded a valuation allowance against its deferred tax assets as it was not assured that such assets would be realized in the future. The total valuation allowance for 1998 includes $38,141,000 which, if realized, will be accounted for as a reduction of goodwill.

   At December 31, 1998, the Company expects to have a Federal net operating loss carryforward of approximately $40,000,000. This loss carryforward will expire in years 2008 through 2018. This $40,000,000 loss is subject to the separate return years limitation (commonly referred to as "SRLY") and a
Section 382 limitation. Any loss realized will be accounted for as a reduction of goodwill. Additionally, the Company expects to have a state and local net operating loss carryforward of approximately $103,000,000. The state and local loss carryforward will expire in various jurisdictions in years 1999 through 2018. This loss carryforward is generally subject to the Section 382 limitation but not the SRLY limitation. Benefit was not provided for either the Federal or state and local net operating loss carryforwards at December 31, 1998.

11. Quarterly Financial Data (unaudited)

   Summarized quarterly financial information for the years ended December 31, 1997 and 1998 is as follows:

                                           1997                                       1998
                         ------------------------------------------ -----------------------------------------
     Quarter Ended       March 31 June 30  September 30 December 31 March 31 June 30 September 30 December 31
     -------------       -------- -------  ------------ ----------- -------- ------- ------------ -----------
                                                (in thousands, except per share data)
Net sales............... $34,414  $34,452    $ 40,765    $ 41,181   $42,641  $48,675   $ 65,045    $ 75,715
Gross profit............  14,513   12,195      10,245       6,908    19,408   22,895     26,300      35,495
Operating income
 (loss).................     765   (8,676)    (18,505)    (22,872)    1,882    3,607    (11,969)    (12,980)
Net income (loss).......     475   (5,266)    (11,219)    (13,455)    1,076    2,106     (7,223)    (28,569)
Preferred divided
 requirement............      23       24          24         --        --       --         --        3,380
Basic and dilutive net
 income (loss) per
 common share........... $  0.02  $ (0.19)   $  (0.41)   $  (0.48)  $  0.04  $  0.08   ($  0.26)   $  (0.96)

   The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income
(loss) per common share amounts may not equal the income (loss) per common share for the year.

   The fourth quarter of 1997 includes pretax adjustments of $7,762,000 related to year end adjustments which were not previously estimable. The Company believes most of these adjustments relate to the MEG bankruptcy and concerns among retailers about the future of the Marvel brand. See Note 9 for unusual charges in the third and fourth quarters of 1998.

12. Related Party Transactions

   Mr. Perlmutter indirectly purchased approximately $34.9 million of the 8% Preferred Stock in connection with the Plan. See Note 1.

   Prior to the Company's acquisition of MEG on October 1, 1998 (see Note 1), MEG provided support to the Company relating to licensing agreements, promotion, legal and financial matters. The cost for these support services has been included in selling, general and administrative expenses, and amounted to $262,000 and $141,000 for the years ended December 31, 1996 and 1997. The Company did not receive any services from MEG in 1998. At December 31, 1997, the Company had a receivable from MEG of $94,000.

   The Company entered into an exclusive license agreement pursuant to which MEG could use the Toy Biz trademark on online services and electronic networks, including the Internet. The license was limited to Marvel-

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

related products of the Company. MEG paid the Company $500,000 in 1996 for such license. The Company sold merchandise totaling $324,000 to a subsidiary of MEG during the year ended December 31, 1996. Related receivables of $207,000 at December 31, 1996 were subsequently collected.

   An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 1996, 1997 and 1998, the Company paid fees and commissions to the affiliate totaling approximately $965,000, $1,274,000 and $1,147,000, respectively, relating to such advertisements.

   The Company accrued royalties to Mr. Arad for toys he invented or designed of $1,848,000, $3,624,000 and $4,254,000 during the years ended December 31,
1996, 1997 and 1998, respectively. At December 31, 1996, the Company had a receivable from Mr. Arad for $505,000 related to reimbursement of expenses which was subsequently collected. At December 31, 1997 and 1998, the Company had an accrual to Mr. Arad of $197,000 and $396,000, respectively, for unpaid royalties.

   The Company shares office space and certain general and administrative costs with affiliated entities. Rent received from affiliates for the years ended December 31, 1996, 1997 and 1998 was $109,000, $116,000 and $105,000,
respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

13. Commitments and Contingencies

   Leases: The Company is a party to various noncancellable operating leases involving office and warehouse space expiring on various dates from November 18, 1999 through April 30, 2004. The leases are subject to escalations based on cost of living adjustments and tax allocations. Minimum future obligations on these leases are as follows:

                                                                  (in thousands)
   1999..........................................................    $ 2,530
   2000..........................................................      2,284
   2001..........................................................      1,218
   2002..........................................................        283
   2003..........................................................        151
   Thereafter....................................................         50
                                                                     -------
                                                                     $ 6,516
                                                                     =======

   Rent expense amounted to approximately $788,000, $1,220,000, and $1,060,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

   The Company is a party to various royalty agreements with future guaranteed royalty payments through 2001. Such minimum future obligations are as follows:

                                                                  (in thousands)
   1999..........................................................     $1,822
   2000..........................................................      1,570
   2001..........................................................      1,190
                                                                      ------
                                                                      $4,582
                                                                      ======

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

   The Company has recorded approximately $8,124,000 as a net receivable for minimum guaranteed royalties as of December 31, 1998. The portion receivable after one year from the balance sheet date is included in other assets. The minimum guaranteed royalties receivable are due as follows:

                                                                  (in thousands)
   1999..........................................................    $ 5,660
   2000..........................................................      2,670
   2001..........................................................        609
   2002 and thereafter...........................................      3,500
   Allowances and discounting....................................     (4,315)
                                                                     -------
                                                                     $ 8,124
                                                                     =======

Legal Matters

   The Company is a party to certain legal actions described below. In addition, the Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding and there can be no assurances, the Company believes that its legal proceedings and claims (including those described below), individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

   Certain Bankruptcy Proceedings. As a result of the consummation of the Plan on October 1, 1998, all claims against MEG with respect to orders issued by the District Court in connection with the Plan have been released, as have all claims by MEG against the Company and all claims against the Company concerning the effect of the June 1997 change of control of MEG on the voting power of the stock in the Company owned by MEG.

   Spider-Man Litigation. The Company's subsidiaries, Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (collectively, the "Marvel Parties"), are parties to a consolidated case pending in the Superior Court of the State of California for the County of Los Angeles to which Metro-Goldwyn-Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom"), Menahem Golan and others are also parties. Insofar as the Marvel Parties are concerned, the litigation involves, on one hand, claims by each of MGM, Sony and Viacom of rights to produce or to distribute in certain media a feature length, live action motion picture based upon the Marvel Parties' Spider-Man character and on the other hand, the Marvel Parties' assertion that none of these parties has any such rights. In addition to declaratory relief and other equitable relief with respect to the right to produce or distribute a live action Spider-Man movie, the Marvel Parties and their adversaries have asserted unliquidated damage claims against one another on a variety of legal theories. The rights being asserted by MGM, Sony and Viacom are alleged to arise under a series of agreements, the first of which dates back to 1985, under which certain rights to produce and distribute a Spider-Man movie were granted by the Marvel Parties. Each of these agreements contemplated the production or distribution of a Spider-Man movie before a specified date after which the granted rights terminated or reverted to the Marvel Parties. The Marvel Parties contend that all rights granted under these agreements have expired or been terminated by agreement or that the claims asserted are barred for a variety of other reasons. On February 3, 1999, the court granted the Marvel Parties' motion for summary judgment dismissing certain of MGM's claims. Additional motions by the Marvel Parties for summary judgment dismissing other MGM claims and certain Viacom claims are scheduled for hearing in late February 1999. A trial is currently scheduled to begin in March 1999. The Spider-Man motion picture rights at issue in

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

the California consolidated case are also the subject of an adversary proceeding commenced by the chapter 11 trustee of the Marvel Parties in the District Court for a declaratory judgment that the Marvel Parties are the sole owners of the unencumbered right to produce and distribute a Spider-Man movie. The adversary proceeding was stayed by the District Court in August 1998, subject to the right of the Marvel Parties to apply to lift the stay if the California case is not adjudicated promptly. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its rights with respect to a Spider-Man movie and intends to litigate its claims vigorously.

   Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and its wholly-owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG and granted MEG only the non-exclusive right to publish the Work in print for MEG's Tomb of Dracula series and that Wolfman had relied upon MEG to apply for registration of copyrights covering the Work in Wolfman's name. The complaint also charges the defendants in the action with unfair competition and other tortious conduct based upon Wolfman's asserted rights in the Work. The relief sought by the complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. Although there can be no assurances, the Company believes that each and every component of the Work was created for MEG as a "work for hire" within the meaning of the applicable copyright statute and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

     In August 1998, MEG responded to the filing of Wolfman's California complaint by filing a motion in the District Court for an order imposing monetary sanctions against Wolfman for violating the automatic stay of actions against debtors or their property imposed under the bankruptcy laws. Shortly thereafter, Wolfman voluntarily dismissed the complaint against MEG, Marvel Characters, Inc., Marvel Studios and Marvel Comics and agreed in writing not to take any further action with respect to the California action without leave of the District Court. On October 30, 1998, Wolfman filed a motion in the District Court seeking leave to prosecute his claims in the California action, which motion was denied on January 7, 1999.

     Prior to commencing his action in California, on January 24, 1997, Wolfman filed a proof of claim in the bankruptcy cases of MEG and Marvel Characters, Inc., asserting ownership rights to the Blade and Deacon Frost characters, among others. The Company intends to object vigorously to this claim and to seek a declaration that Marvel Characters, Inc. (which is now a wholly-owned subsidiary of the Company), not Wolfman, is the lawful owner of the rights claimed by Wolfman.

     Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows, although there can be no assurances.

14. Benefits Plans

   The Company has a 401(k) Plan for its employees. In addition, in connection with the sale of Fleer (see Note 3), the Company retained certain liabilities related to a noncontributory defined benefit pension plan for

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

salaried employees. In prior years, this plan was amended to prohibit participation by new participants. The accumulated benefit obligation is approximately $18.9 million. The funded value of plan assets is approximately $15.9 million and the pension liability at December 31, 1998 is approximately $3.0 million. Plan expenses for the years ended December 31, 1996, 1997, and 1998 were not significant.

15. Segment Information

   Following the Company's acquisition of MEG (see Note 1), the Company realigned its businesses into three segments: Toy Merchandising and Distributing, Publishing and Licensing Segments.

 Toy Merchandising and Distributing Segment

   The toy merchandising and distributing segment designs, develops, markets and distributes both innovative and traditional toys in the United States and internationally. The Company's toy products fall into three categories: toys based on its characters, proprietary toys designed and developed by the Company, and toys based on properties licensed to the Company by third parties. This segment derives revenues from products based on characters licensed from the licensing segment. In addition, the Company has diversified its product line by developing a proprietary line of toys, as well as by developing toys under licensing agreements with non-affiliated licensors.

 Publishing Segment

   The Company acquired its publishing segment of operations on October 1, 1998 (see Note 1).

   The publishing segment is a creator and publisher of comic books principally in North America. The acquired company has been publishing comic books since 1939 and has developed a roster of more than 3,500 Marvel Characters. The Company's titles feature classic Marvel Super Heroes and X-Men, newly developed Marvel Characters, and characters created by other entities and licensed to the Company.

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998


 Licensing Segment

   The Company acquired its licensing segment on October 1, 1998 (see Note 1).

   The licensing segment relates to the licensing of or joint ventures involving the Marvel Characters for use with (i) merchandise, (ii) promotions,
(iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) restaurants, theme parks and site-based entertainment.

                                        Toys    Publishing Licensing  Total
                                      --------  ---------- --------- --------
                                                  (in thousands)
Year ended December 31, 1996
Net sales............................ $221,624     --         --     $221,624
Gross profit.........................  105,169     --         --      105,169
Operating income.....................   27,215     --         --       27,215
EBITDA(1)............................   43,293     --         --       43,293
Total capital expenditures...........   23,848     --         --       23,848
                                        Toys    Publishing Licensing  Total
                                      --------  ---------- --------- --------
Year ended December 31, 1997
Net sales............................ $150,812     --         --     $150,812
Gross profit.........................   43,861     --         --       43,861
Operating (loss).....................  (49,288)    --         --      (49,288)
EBITDA(1)............................  (28,220)    --         --      (28,220)
Total capital expenditures...........   17,744     --         --       17,744
Identifiable assets for continuing
 operations.......................... $146,770     --         --     $146,770
Net assets held for disposition......    4,136     --         --        4,136
                                      --------     ---        ---    --------
Total identifiable assets............ $150,906     --         --     $150,906



                             Toys    Publishing Licensing  Corporate  Total
                           --------  ---------- ---------  --------- --------
                                       (in thousands)
Year ended December 31,
 1998
Net sales................. $212,436   $ 14,707  $  4,933        --   $232,076
Gross profit..............   92,743      6,820     4,535        --    104,098
Operating (loss)..........  (18,742)       258      (976)       --    (19,460)
EBITDA(1).................    1,259      1,409     4,295        --      6,963
Total capital
expenditures..............   17,325        --        --         --     17,325
Identifiable assets for
 continuing operations.... $149,842   $101,697  $401,098    $11,267  $663,904
Net assets held for
 disposition..............      --      26,000       --         --     26,000
                           --------   --------  --------    -------  --------
Total identifiable
 assets................... $149,842   $127,697  $401,098    $11,267  $689,904

--------
(1) "EBITDA" is defined as earnings before extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

 See Note 8 regarding sales to major customers and international operations of the Company's toy business.

                           MARVEL ENTERPRISES, INC.

                           (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               December 31, 1998

16.Supplemental Financial Information

   The following represents the supplemental consolidating condensed financial statements of Marvel Enterprises, Inc., which will be the issuer of the Notes, and its subsidiaries that will guarantee the Notes and the non-guarantor subsidiaries as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998.

                                         Issuer
                                          and        Non-
                                       Guarantors Guarantors  Total
                                       ---------- ---------- --------
                                               (in thousands)
For The Year Ended December 31, 1996
Net sales.............................  $176,641   $44,983   $221,624
Gross profit..........................    82,815    22,354    105,169
Operating income......................    12,116    15,099     27,215
Net income............................     3,526    13,161     16,687
For The Year Ended December 31, 1997
Net sales.............................  $117,571   $33,241   $150,812
Gross profit..........................    33,542    10,319     43,861
Operating (loss) income...............   (55,205)    5,917    (49,288)
Net (loss) income.....................   (34,613)    5,148    (29,465)
For The Year Ended December 31, 1998
Net sales.............................  $198,358   $33,718   $232,076
Gross profit..........................    91,293    12,805    104,098
Operating (loss) income...............   (23,784)    4,324    (19,460)
Net (loss) income.....................   (36,529)    3,919    (32,610)
                                         Issuer
                                          and        Non-     Inter-
                                       Guarantors Guarantors company    Total
                                       ---------- ---------- --------  --------
December 31, 1997
Current assets .......................  $107,430   $28,346   $(18,804) $116,972
Non-current assets....................    28,990     4,944        --     33,934
                                        --------   -------   --------  --------
Total assets..........................  $136,420   $33,290   $(18,804) $150,906
                                        ========   =======   ========  ========
Current and total liabilities.........    53,430     8,299    (18,804)   42,925
Stockholders' equity..................    82,990    24,991        --    107,981
                                        --------   -------   --------  --------
                                        $136,420   $33,290   $(18,804) $150,906
                                        ========   =======   ========  ========
December 31, 1998
Current assets........................  $167,921   $29,571   $(24,908) $172,584
Non-current assets....................   512,667     4,653        --    517,320
                                        --------   -------   --------  --------
Total assets..........................  $680,588   $34,224   $(24,908) $689,904
                                        ========   =======   ========  ========
Current liabilities...................   325,471     5,413    (24,908)  305,976
Non-current liabilities...............    27,924       --         --     27,924
8% Preferred Stock....................   172,380       --         --    172,380
Stockholders' equity..................   154,813    28,811        --    183,624
                                        --------   -------   --------  --------
                                        $680,588   $34,224   $(24,908) $689,904
                                        ========   =======   ========  ========

                            MARVEL ENTERPRISES, INC.

                            (formerly Toy Biz, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998

                                                  Issuer
                                                   and         Non-
                                                Guarantors  Guarantors   Total
                                                ----------  ---------- ---------
                                                        (in thousands)
Year Ended December 31, 1996
Cash Flows From Operating Activities:
Net Income..................................... $   3,526    $13,161   $  16,687
                                                =========    =======   =========
  Net cash provided by (used in) operating
   activities..................................      (191)      (681)       (872)
  Net cash provided by (used in) investing
   activities..................................   (24,024)       176     (23,848)
  Net cash provided by (used in) financing
   activities..................................     8,258        --        8,258
                                                ---------    -------   ---------
Net increase (decrease) in cash................   (15,957)      (505)    (16,462)
Cash, at beginning of period...................    21,108      1,376      22,484
                                                ---------    -------   ---------
Cash, at end of period......................... $   5,151    $   871   $   6,022
                                                =========    =======   =========
Year Ended December 31, 1997
Cash Flows From Operating Activities:
Net Income..................................... $ (34,563)   $ 5,098   $ (29,465)
                                                =========    =======   =========
  Net cash provided by (used in) operating
   activities..................................    13,191       (440)     12,751
  Net cash provided by (used in) investing
   activities..................................   (22,503)       203     (22,300)
  Net cash provided by (used in) financing
   activities..................................    11,123        --       11,123
                                                ---------    -------   ---------
Net increase (decrease) in cash................     1,811       (237)      1,574
Cash, at beginning of period...................     5,151        871       6,022
                                                ---------    -------   ---------
Cash, at end of period......................... $   6,962    $   634   $   7,596
                                                =========    =======   =========
Year Ended December 31, 1998
Cash Flows From Operating Activities:
Net Income..................................... $ (36,429)   $ 3,819   $ (32,610)
                                                =========    =======   =========
  Net cash provided by (used in) operating
   activities..................................    28,454        545      28,999
  Net cash provided by (used in) investing
   activities..................................  (272,634)       230    (272,404)
  Net cash provided by (used in) financing
   activities..................................   279,500        --      279,500
                                                ---------    -------   ---------
Net increase (decrease) in cash................    35,320        775      36,095
Cash, at beginning of period...................     6,962        634       7,596
                                                ---------    -------   ---------
Cash, at end of period......................... $  42,282    $ 1,409   $  43,691
                                                =========    =======   =========

                            MARVEL ENTERPRISES, INC.

                            (formerly Toy Biz, Inc.)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                      Allowances
                           Balance    Acquired in Charged to Sales Charged to             Balance
                         at Beginning     MEG       or Costs and     Other                at End
      Description         of Period   Acquisition     Expenses      Accounts  Deductions of Period
      -----------        ------------ ----------- ---------------- ---------- ---------- ---------
                                                      (in thousands)
Year Ended December 31,
 1996
Allowances included in
 Accounts Receivable.
 Net:
Doubtful accounts--
 current................   $   516         --             --          --            31    $   485
Advertising, markdowns,
 returns, volume
 discounts and other....    10,755         --          39,317(2)      --        35,216     14,856
Year Ended December 31,
 1997
Allowances included in
 Accounts Receivable.
 Net:
Doubtful accounts--
 current................       485         --             --          --            55        430
Advertising, markdowns,
 returns, volume
 discounts, and other...    14,856         --          55,746(2)      --        41,215     29,387
Year Ended December 31,
 1998
Allowances included in
 Accounts Receivable.
 Net:
Doubtful accounts--
 current................       430       3,112            409(1)      --           343      3,608
Doubtful accounts--non-
 current................       --          521            --          --           --         521
Advertising, markdowns,
 returns, volume
 discounts and other....    29,387       6,255         33,998(2)      --        48,325     21,315

--------
(1) Charged to costs and expenses.
(2) Charged to sales.