Form 10-K/A
period 1998-12-31
MARVEL ENTERPRISES INC
filed 1999-04-01
CIK 933730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
          For the transition period from ______________ to __________

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

                                 (212) 696-0808
              (Registrant's telephone number, including area code)
          ____________________________________________________________

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __
                                               ---

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

     As of March 25, 1999, there were 33,532,127 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

     This Annual Report on Form 10-K/A is being filed to amend the Annual Report on Form 10-K, dated March 31, 1999, to include the fourth page of the Exhibit Index required by Item 14(a)(3).

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


Exhibit No.
-----------
   10.1      Stockholders' Agreement, dated as of October 1, 1998, by and among the Registrant,
             Avi Arad, the Dickstein Entities (as defined therein), the Perlmutter Entities (as defined therein), The Chase Manhattan Bank, Morgan Stanley & Co. Incorporated,
             and Whippoorwill Associates, Incorporated, as agent of and/or general partner for certain accounts.  (Incorporated by reference to Exhibit 99.4 to the Registrant's
             Current Report on Form 8-K/A dated and filed with the Securities and Exchange
             Commission on October 16, 1998.)
    10.2     Stock Purchase Agreement, dated as of October 1, 1998, by and among the Registrant and Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International
             Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D
             12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees
             of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading
             Corp., and Whippoorwill Associates, Incorporated.  (Incorporated by reference to
             Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)
    10.3     Registration Rights Agreement, dated as of October 1, 1998, by and among the
             Registrant, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein
             International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees
             U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein,
             as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object
             Trading Corp., Whippoorwill/Marvel Obligations Trust - 1997, and Whippoorwill
             Associates, Incorporated.  (Incorporated by reference to Exhibit 99.5 to the
             Registrant's Current Report on Form 8-K/A dated and filed with the Securities and
             Exchange Commission on October 16, 1998.)
    10.4     Registration Rights Agreement, dated as of December 8, 1998, by and among the
             Registrant, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac
             Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc.
    10.5     Registration Rights Agreement, dated February 25, 1999, by and among the
             Registrant, certain subsidiaries of the Registrant, Morgan Stanley & Co. Incorporated
             and Warburg Dillon Read LLC.
    10.6     Lease dated as of July 1, 1986, between 387 P.A.S. Enterprises and Cadence
             Industries Corporation (9th Floor).  (Incorporated by reference to Exhibit 10.7 to the
             Registration Statement of Marvel Entertainment Group, Inc. on Form S-1, File No.
             33-40574, dated May 14, 1991.)
    10.7     Lease Modification and Extension Agreement dated as of July 1, 1991, between 387
             P.A.S. Enterprises and the Marvel Entertainment Group, Inc. (9th, 10th, 11th and
             12th Floors).  (Incorporated by reference to Exhibit 10.9 to the Annual Report on
             Form 10-K of Marvel Entertainment Group, Inc. for the fiscal year ended December
             31, 1991.)
    10.8     Lease, dated December 3, 1993, by and between 200 Fifth Avenue Associates and the
             Registrant.  (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration
             Statement on Form S-1, File No. 33-87268.)


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

Exhibit No.
-----------
  10.23      Amended and Restated Proxy of Stock Option Agreement, dated as of November 19,
             1997 among the Registrant, Isaac Perlmutter, Isaac Perlmutter T.A. and Zib Inc.
             (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form
             8-K dated November 24, 1997).
  10.24      Commitment Letter, dated as of November 19, 1997, by and between the Registrant,
             Dickstein Partners Inc., and Zib Inc. (Incorporated by reference to Exhibit 10.3 to the
             Registrant's Current Report on Form 8-K dated November 24, 1997).
  10.25      Agreement, dated as of November 19, 1997, by and among Dickstein Partners, Inc.,
             Isaac Perlmutter, Avi Arad and Joseph M. Ahearn (Incorporated by reference to
             Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated November 24,
             1997).
   21        Subsidiaries of the Registrant.
   23        Consent of Accountants.
   24        Power of attorney (included on signature page hereto).
   27        Financial Data Schedule.

* Management contract or compensatory plan or arrangement.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York, on the 1st day of April, 1999.


                              MARVEL ENTERPRISES, INC.
                              a Delaware corporation (Registrant)


                              By:   /s/ William H. Hardie, III
                                    _____________________________________
                                    William H. Hardie, III
                                    Executive Vice President, Business Affairs


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                                            Title                           Date
                      -----------                                          -------                         ------

                      *                                    President, Chief Executive Officer and      April __, 1999
-------------------------------------------------------    Director (principal executive officer)
                Eric Ellenbogen


                      *                                  Senior Vice President and Chief Financial     April __, 1999
-------------------------------------------------------  Officer (principal financial and accounting
               Robert S. Hull                            officer)

                      *                                  Chairman of the Board of Directors            April __, 1999
-------------------------------------------------------
               Morton E. Handel

                      *                                  Director                                      April __, 1999
-------------------------------------------------------
                  Avi Arad

                      *                                  Director                                      April __, 1999
-------------------------------------------------------
               Mark Dickstein

                      *                                  Director                                      April __, 1999
-------------------------------------------------------
             Shelley F. Greenhaus

                      *                                  Director                                      April __, 1999
-------------------------------------------------------
               James F. Halpin


                      *                                  Director                                      April __, 1999
-------------------------------------------------------
               Michael M. Lynton


                       Signature                                            Title                           Date
                      -----------                                          -------                         ------


                      *                                  Director                                      April __, 1999
-------------------------------------------------------
               Lawrence Mittman


                      *                                  Director                                      April __, 1999
-------------------------------------------------------
               Isaac Perlmutter


                      *                                  Director                                      April __, 1999
-------------------------------------------------------
                  Rod Perth


                      *                                  Director                                      April __, 1999
-------------------------------------------------------
              Michael J. Petrick


 *By:   /s/ William H. Hardie, III                                                                     April 1, 1999
-------------------------------------------------------
            William H. Hardie, III
              Attorney-in-fact