Form 10-Q
period 1999-03-31
MARVEL ENTERPRISES INC
filed 1999-05-07
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

       Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     13-3711775
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



387 Park Avenue South, New York, NY                                   10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                  212-696-0808
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

At April 26, 1999, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 33,532,127 shares of Common Stock.

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               March 31,     December 31,
                                                                  1999           1998
                                                                  ----           ----

ASSETS                                                        (unaudited)
Current assets
 Cash and cash equivalents                                        $101,609         $43,691
 Accounts receivable, net                                           47,968          50,312
 Inventories, net                                                   27,386          32,598
 Income tax receivable                                               7,396           7,396
 Deferred income taxes, net                                            538             538
 Assets held for resale                                                  -          26,000
 Deferred financing costs                                            1,104           8,281
 Prepaid expenses and other                                          5,895           3,768
                                                              ------------- ---------------

     Total current assets                                          191,896         172,584

Goodwill and other intangibles, net                                481,548         487,731
Molds, tools and equipment, net                                     16,500          15,548
Product and package design costs, net                                6,680           5,909
Deferred charges and other assets                                    6,438           5,053
Deferred financing costs                                             9,844               -
Deferred income taxes, net                                           3,079           3,079
                                                              ------------- ---------------

     Total assets                                                 $715,985        $689,904
                                                              ============= ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                   $7,641          $7,294
 Accrued expenses and other                                         51,265          70,672
 Administrative claims payable                                      17,889          19,914
 Unsecured creditors payable                                         8,189           8,096
 Bridge loan payable                                                     -         200,000
                                                              ------------- ---------------

     Total current liabilities                                      84,984         305,976
                                                              ------------- ---------------

Long-term liabilities
 Senior Notes                                                      250,000               -
 Panini liability                                                   27,000          27,000
 Deferred income taxes                                                 924             924
                                                              ------------- ---------------

     Total long-term liabilites                                    277,924          27,924
                                                              ------------- ---------------

     Total liabilities                                             362,908         333,900

Redeemable cumulative convertible
         exchangeable preferred stock                              175,823         172,380

Stockholders' equity
 Common stock                                                          408             408
 Additional paid-in capital                                        215,035         215,035
 Retained earnings                                                  (5,234)          1,136
                                                              ------------- ---------------

     Total stockholders' equity before treasury stock              210,209         216,579
                                                              ------------- ---------------

 Treasury stock                                                    (32,955)        (32,955)
                                                              ------------- ---------------

     Total stockholders' equity                                    177,254         183,624
                                                              ------------- ---------------

     Total liabilities, redeemable preferred stock and
             stockholders' equity                                 $715,985        $689,904
                                                              ============= ===============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                           Three Months
                                                                                          Ended March 31,

                                                                                     1999              1998
                                                                                     ----              ----

Net sales                                                                         $75,258           $42,641

Cost of sales                                                                      32,650            23,233
                                                                             -------------    --------------

Gross profit                                                                       42,608            19,408

Operating expenses:

     Selling, general & administrative                                             23,802            14,222
     Depreciation & amortization                                                    3,446             3,138
     Amortization of goodwill and other intangibles                                 6,292               166
                                                                             -------------    --------------

Total operating expenses                                                           33,540            17,526
                                                                             -------------    --------------

Operating income                                                                    9,068             1,882

Interest expense, net                                                               7,350                67
                                                                             -------------    --------------

Income before provision for income taxes                                            1,718             1,815

Income tax provision                                                                3,114               739

                                                                             -------------    --------------
(Loss) income before extraordinary expense                                         (1,396)            1,076
                                                                             -------------    --------------

Extraordinary expense, net of tax benefit of $1,021                                 1,531                 -

                                                                             -------------    --------------
Net (loss) income                                                                 ($2,927)           $1,076
                                                                             -------------    --------------

Less: preferred dividend requirement                                                3,443                 -

                                                                             -------------    --------------
Net (loss) income attributable to Common Stock                                   ($6,370)            $1,076
                                                                             =============    ==============

Basic and dilutive earnings per share:
     (Loss) income from continuing operations attributable to Common Stock        ($0.14)             $0.04
     Extraordinary expense                                                        ($0.05)                 -
                                                                             -------------    --------------
     (Loss)income attributable to Common Stock                                    ($0.19)             $0.04
                                                                             =============    ==============

Weighted average number of common and common
       equivalent shares outstanding                                               33,532            27,746
                                                                             =============    ==============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                           Three Months
                                                                                         Ended March 31,
                                                                                      1999             1998
                                                                                      ----             ----

Cash flows from operating activities:
     Net (loss) income                                                            ($2,927)           $1,076
                                                                              -------------    -------------
     Adjustments  to  reconcile  net  income  to  net  cash
           used  in  operating activities:
               Depreciation & amortization                                           9,739            3,304
               Amortization of bridge loan and bond offering costs                   1,821                -
               Extraordinary expense, net                                            1,531                -
               Change in assets & liabilities:
                 Decrease in accounts receivable                                     2,344            5,358
                 Decrease in inventories                                             5,212            5,416
                 Increase in prepaid expenses and other                            (2,127)          (4,110)
                 Increase in deferred charges and other assets                     (1,385)                -
                 Increase (decrease) in accounts payable                               347            (923)
                 Decrease in accrued expenses and other                           (15,667)         (12,898)
                 Increase in unsecured creditors payable                                93                -
                 Decrease in administrative claims payable                         (2,025)                -
                                                                              -------------    -------------
               Total adjustments                                                     (117)          (3,853)
                                                                              -------------    -------------
                 Net cash used in operating activities                             (3,044)          (2,777)
                                                                              -------------    -------------

Cash flows from investing activities:
     Purchases of molds, tools and equipment                                       (3,398)          (3,501)
     Expenditures for product and package design costs                             (1,771)          (1,226)
     Other investments                                                               (109)            (968)
     Net proceeds from the sale of Fleer assets                                     23,326                -
     Net proceeds from the sale of Colorforms assets                                     -            2,786
                                                                              -------------    -------------

                 Net cash provided by (used in) investing activities                18,048          (2,909)
                                                                              -------------    -------------

Cash flows from financing activities:
     Net proceeds from Senior Notes offering                                       239,797                -
     Repayment of Bridge Facility                                                (200,000)                -
     Insurance recovery                                                              3,117                -
     Net borrowings under credit agreement                                               -            6,000
                                                                              -------------    -------------
                 Net cash provided by financing activities                          42,914            6,000
                                                                              -------------    -------------
Net increase in cash and cash equivalents                                           57,918              314
                                                                              -------------    -------------
Cash and cash equivalents, at beginning of period                                   43,691            7,596
                                                                              -------------    -------------
Cash and cash equivalents, at end of period                                       $101,609           $7,910
                                                                              -------------    -------------

Supplemental disclosures of cash flow information
     Interest paid during the period                                                $5,320             $221
     Income taxes, net paid during the period                                       $1,272           $1,951

Non-cash transaction
      Preferred stock dividends                                                     $3,443                -

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.) and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1998 do not include operations of Marvel Entertainment Group, Inc. ("MEG"), which was acquired on October 1, 1998 (See Note 2). The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 1999 are not necessarily indicative of those for the full year ending December 31, 1999. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the amendment to that report on Form 10-K/A, dated April 1, 1999, as filed with the Securities and Exchange Commission.

     2.   ACQUISITION OF MARVEL

     On October 1, 1998, pursuant to the Fourth Amended Joint Plan of Reorganization (the "Plan") proposed by the senior secured lenders of MEG and Toy Biz, Inc., MEG became a wholly owned subsidiary of Toy Biz, Inc. The acquisition of MEG was accounted for using the purchase method of accounting. The results of the acquired business are included in the Company's consolidated results of operations as of October 1, 1998. Toy Biz, Inc. also changed its name to Marvel Enterprises, Inc. on that date.

     The following unaudited pro forma consolidated financial information gives effect to the acquisition as if it occurred at the beginning of the period presented. These pro forma results include certain adjustments, such as increased amortization and interest expense, and do not reflect MEG's reorganization items and are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period. This financial information also does not include the results of operations of Fleer/Skybox International ("Fleer"), MEG's subsidiary engaged in the sale of sports and entertainment trading cards, or Panini S.p.A. ("Panini"), MEG's Italian subsidiary engaged in the children's activity sticker and adhesive paper businesses, during the three months ended March 31, 1998 (see note 3).

                                                            Three Months Ended
                                                              March 31, 1998
                                                              --------------
                                                               (in thousands,
                                                          except per share data)

     Net sales                                                       $58,732

     Net loss                                                        (12,489)

     Preferred dividend                                                3,443

     Net loss per basic/dilutive attributable to
       common shares                                                  ($0.48)

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     3.   ASSETS HELD FOR RESALE

     On February 11, 1999, the Company sold substantially all of the assets of Fleer for approximately $22.9 million, in cash, net of related fees and closing adjustments. Proceeds from this transaction were partially used to repay the bridge facility (See note 5) with the remainder used for working capital purposes. The Company's results of operations for the periods presented do not include the results of operations of Fleer.

     The Company intends to dispose of Panini. The Company has recorded a $27.0 million long-term liability equal to its guarantee of Panini's debt. The Company anticipates disposing of Panini in 1999. The Company's results of operations for the periods presented do not include the results of operations of Panini.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)

     4.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                          March 31,                 December 31,
                           Description                                      1999                        1998
                           -----------                                      ----                        ----


Accounts Receivable, net:
   Accounts receivable                                                           $71,308                     $75,235
   Less allowances                                                               (23,340)                    (24,923)
                                                                     --------------------       ---------------------
     Total                                                                       $47,968                     $50,312
                                                                     ====================       =====================

Inventories, net:
   Toys:
     Finished goods                                                              $19,911                     $24,685
     Component parts, raw materials and
         work-in-process                                                           4,568                       3,977
                                                                     --------------------       ---------------------
     Total Toys                                                                  $24,479                     $28,662

   Publishing:
     Finished goods                                                                 $747                        $754
     Component parts, raw materials and
         work-in-process                                                           2,160                       3,182
                                                                     --------------------       ---------------------
     Total Publishing                                                             $2,907                      $3,936
                                                                     --------------------       ---------------------
          Total                                                                  $27,386                     $32,598
                                                                     ====================       =====================


Goodwill and other intangibles, net:
   Goodwill                                                                     $492,424                    $492,424
   Patents and other intangibles                                                   3,835                       3,726
   Less accumulated amortization                                                (14,711)                     (8,419)
                                                                     --------------------       ---------------------
     Total                                                                      $481,548                    $487,731
                                                                     ====================       =====================

Accrued expenses and other:
   Accrued advertising costs                                                      $3,791                      $8,183
   Accrued royalties                                                               8,868                       9,584
   Inventory purchases                                                             4,027                       7,389
   Deferred financing costs                                                            -                       4,000
   Income taxes payable                                                            5,894                       4,709
   Deferred income taxes payable                                                   2,693                       2,693
   Litigation trusts accrual                                                       1,198                       1,922
   Other accrued expenses                                                         24,794                      32,192
                                                                     --------------------      ----------------------
     Total                                                                       $51,265                     $70,672
                                                                     ====================       =====================

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     5.   DEBT FINANCING

     To partially finance the acquisition of MEG, the Company obtained a $200.0 million loan (the "Bridge Facility") from UBS AG, Stamford Branch ("UBS AG") on October 1, 1998. The Bridge Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus 5.50% or at the Eurodollar rate plus 6.50%.

     On September 28, 1998, the Company and UBS AG entered an agreement for a $50.0 million revolving credit facility ("UBS Credit Facility"). The UBS Credit Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 1.75% to 2.25% depending on the Company's financial performance. The UBS Credit Facility required the Company to pay a commitment fee of 0.5% per annum on the average daily unused portion of the facility. There were no borrowings under the UBS Credit Facility.

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.8 million were used to pay all outstanding balances under the Bridge Facility and for working capital. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. The Company is required to offer to exchange the Senior Notes, which are not registered under the Act, for registered notes having substantially the same terms. If the Company fails to comply with this requirement by August 25, 1999, the interest rate on the Senior Notes will increase 0.5% per annum until such time that the Senior Notes are generally freely transferable.

     In February 1999, in connection with the repayment of the Bridge Facility and the termination of the UBS Credit Facility, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit for the write-off of deferred financing costs associated with these two facilities.

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $1.8 million as of April 26, 1999. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     6.   SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three months ended March 31, 1999. During that period the Company had 33,532,127 shares of common stock outstanding, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangable preferred stock ("8% Preferred Stock") and no exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at March 31, 1999 would have been 51,800,641; assuming conversion of all of the 8% Preferred Stock and exercise of all warrants and employee stock options, the number of shares would have been 71,688,641.

     7.   SEGMENT REPORTING

     Following the Company's acquisition of MEG, the Company realigned its business into four divisions: Licensing, Publishing, Toys ("Toy Biz") and Corporate.

     The Marvel Licensing division licenses the Marvel characters for use in television programs, motion pictures, destination-based entertainment (such as theme parks), on-line media, consumer products and promotions.

     The Marvel Publishing division publishes comic books and paperbacks based upon the Company's library of over 3,500 characters as well as certain licensed material.

     The Toy Biz division designs, develops, markets and distributes both innovative and traditional toys worldwide. The toy products fall into three categories: toys based on the Company's characters, proprietary toys designed and developed by the Company and toys based on properties licensed to the Company by third parties.

     The Corporate division monitors the three operating divisions, manages external debt and equity holders, outlines business strategy and generally conducts the corporate governance functions of the Company.

Set forth below is certain operating information for the divisions of the Company.

Three months ended March 31, 1999

                                                    Licensing      Publishing            Toy Biz      Corporate         Total
                                                    ---------      ----------            -------      ---------         -----
                                                                                  (in thousands)

Net Sales                                             $15,294         $10,400            $49,564            $ -          $75,258
Gross Profit                                           15,163           4,586             22,859              -           42,608
Operating Income (Loss)                                 8,327           1,241              2,100        (2,600)            9,068
EBITDA(1)                                              13,325           2,414              5,668        (2,600)           18,807

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)

Three months ended March 31, 1998

                                                    Licensing      Publishing            Toy Biz      Corporate         Total
                                                    ---------      ----------            -------      ---------         -----
                                                                                  (in thousands)

Net Sales                                                 $ -             $ -            $42,641         $    -          $42,641
Gross Profit                                                -               -             19,408              -           19,408
Operating Income                                            -               -              1,882              -            1,882
EBITDA(1)                                                   -               -              5,186              -            5,186


(1) "EBITDA" is defined as earnings before extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flow will be sufficient to fund cash needs.

     8.   CONTINGENCIES

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

     Spider-Man  Litigation.  The  Company's  MEG and  Marvel  Characters,  Inc.
subsidiaries (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court"), to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. In April 1999 the Superior Court ruled, following the completion of a trial on the claims asserted by Viacom, that Viacom had no rights in a motion picture based on the Spider-Man character.

     Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of related action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the copyright law and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

     Prior to commencing his action in California, Wolfman had filed a proof of claim in the bankruptcy cases of MEG and Marvel Characters, Inc. asserting ownership rights to the Blade and Deacon Frost characters, among others. On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman.

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

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the Company's potential need for additional financing, (ii) the Company's potential inability to integrate Toy Biz's operations with those of MEG, (iii) the Company's potential inability to successfully implement its business strategy, (iv) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues from products based on those characters, (v) the lack of commercial success of properties owned by major entertainment companies that have granted the Company toy licenses, (vi) the lack of consumer acceptance of new product introductions, (vii) the imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China, (viii) changing consumer preferences, (ix) production delays or shortfalls, (x) continued pressure by certain of the Company's major retail customers to significantly reduce their toy inventory levels, (xi) the impact of competition and changes to the competitive environment on the Company's products and services, (xii) changes in technology (including uncertainties associated with Year 2000 compliance), (xiii) changes in governmental regulation, and (xiv) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

General

     The Company operates in the licensing, comic book publishing and toy businesses. The Company owns the copyrights to over 3,500 fictional characters, including Spider-Man, X-Men, Captain America, Fantastic Four and The Incredible Hulk. The Company operates through the following four divisions:

     The Marvel Licensing division licenses the Marvel characters for use in television programs, motion pictures, destination-based entertainment (such as theme parks), on-line media, consumer products and promotions.

     The Marvel Publishing division publishes comic books and paperbacks based upon the Company's library of over 3,500 characters as well as certain licensed material.

     The Toy Biz division designs, develops, markets and distributes both innovative and traditional toys worldwide. The toy products fall into three categories: toys based on the Company's characters, proprietary toys designed and developed by the Company and toys based on properties licensed to the Company by third parties.

     The Corporate division monitors the three operating divisions, manages external debt and equity holders, outlines business strategy and generally conducts the corporate governance functions of the Company.

     The Company acquired Fleer and Panini in connection with the acquisition of MEG on October 1, 1998. The Company sold Fleer in February 1999. The Company does not intend to continue operating Panini. The results of operations of Fleer and Panini are not included in the Company's consolidated results of operations for any period.

     The Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1998 do not include the Licensing and Publishing divisions which were acquired on October 1, 1998.

Results of Operations

Three months ended March 31, 1999 compared with the three months ended March 31, 1998

     The Company's net sales increased 76% from approximately $42.6 million in the first quarter of 1998 to approximately $75.3 million in the first quarter of 1999. The increase is due primarily to the inclusion of approximately $15.3 million in sales from the Licensing division and approximately $10.4 million in sales from the Publishing division in the 1999 period. A significant portion of the licensing revenue in the first quarter is attributable to the license of the Spider-Man character to Sony Pictures Entertainment. The Licensing and
Publishing divisions were acquired on October 1, 1998 and therefore were not included in the 1998 period. Toy Biz sales increased by approximately $6.9 million from 1998 to 1999 primarily due to sales of World Championship Wrestling ("WCW") action figures, a product line that was introduced in 1999, partially offset by a decline in the sales of Marvel-related product and large girls dolls in the 1999 period.

     Gross profit increased from approximately $19.4 million in the first quarter of 1998 to approximately $42.6 million in the first quarter of 1999. The inclusion of the Licensing and Publishing divisions in 1999 accounted for approximately $15.2 million and approximately $4.5 million, respectively, of the increase. Gross profit from the Toy Biz division accounted for approximately $3.5 million of the increase. Gross profit as a percentage of net sales increased from approximately 46% in the 1998 period to approximately 57% in the 1999 period. The Licensing and Publishing divisions produced gross margins of approximately 99% and 44%, respectively, while the gross profit margin for the Toy Biz division remained constant at approximately 46% for both periods.

     Selling, general and administrative expenses increased 67% to approximately $23.8 million or approximately 32% of net sales in the first quarter of 1999 from approximately $14.2 million or approximately 33% of net sales in the first quarter of 1998. The Licensing, Publishing and Corporate divisions collectively accounted for approximately $6.6 million in selling, general and administrative expense increases. An increase of approximately $3.0 million in expenses for the Toy Biz division resulted primarily from increased royalties for the WCW product sales and additional advertising expenses to support Toy Biz' new mini-doll category and WCW product lines in the 1999 period.

     Amortization of goodwill increased to approximately $6.3 million in the first quarter of 1999 from approximately $200,000 in the first quarter of 1998 due to the goodwill created in the MEG acquisition in October 1998 which is amortized over 20 years.

     Net interest expense of approximately $7.4 million was recorded in the first quarter of 1999 which consisted of approximately $5.4 million in interest and deferred financing costs for the Bridge Facility, and approximately $2.9 million in interest and deferred financing costs for the Senior Notes, offset by approximately $900,000 in interest and other income.

     In connection with the repayment of the Bridge Facility in 1999, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit, for the write-off of the Bridge Facility deferred financing costs.

     The Company's effective tax rate for the quarter was higher than the statutory rate due primarily to non-deductible goodwill, other intangibles and state income taxes. The Company expects this to continue. The Company has Net Operating Loss Carryforwards ("NOLs") of $32.7 million related to the acquisition of MEG. Benefits from the NOLs, if realized, will be a reduction in goodwill in the period realized.

Liquidity and Capital Resources

     Net cash used in operating activities remained relatively constant from the first quarter of 1998 to the first quarter of 1999 amounting to approximately $2.8 million and $3.0 million, respectively.

     On February 11, 1999, the Company sold substantially all of the assets of Fleer, for approximately $22.9 million, in cash, net of related fees and closing adjustments. Proceeds from this transaction were partially used to repay the Bridge Facility with the remainder used for working capital purposes.

     To partially finance the acquisition of MEG, the Company obtained a $200.0 million Bridge Facility from UBS AG on October 1, 1998. The Bridge Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus 5.50% or at the Eurodollar rate plus 6.50%.

     On September 28, 1998, the Company and UBS AG entered an agreement for the $50.0 million UBS Credit Facility. The UBS Credit Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 1.75% to 2.25% depending on the Company's financial performance. The UBS Credit Facility required the Company to pay a commitment fee of 0.5% per annum on the average daily unused portion of the facility. There were no borrowings under the UBS Credit Facility. The amount available under this facility was reduced by the amount of letters of credit outstanding.

     On February 25, 1999, the Company completed a $250.0 million Senior Notes offering in a private placement exempt from registration under the Act pursuant to Rule 144A under the Act. Net proceeds of approximately $239.8 million were used to pay all outstanding balances under the Bridge Facility and for working capital. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. The Company is required to offer to exchange the Senior Notes, which are not registered under the Act, for registered notes having substantially the same terms. If the Company fails to comply with this requirement by August 25, 1999, the interest rate on the Senior Notes will increase 0.5% per annum until such time that the Senior Notes are generally freely transferable.

     On April 1, 1999, the Company and Citibank entered an agreement for a $60.0 million Citibank Credit Facility. The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $1.8 million as of April 26, 1999. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

     The Company believes that it has sufficient funds available from cash and cash equivalents, operating activities and borrowings under the Citibank Credit Facility to meet peak working capital needs and capital expenditure requirements.

Year 2000

     Through March 31, 1999, the Company incurred Year 2000 ("Y2K") conversion costs of approximately $1.5 million, primarily for the Toy Biz division, and the Company expects to incur an additional $1 million for the Company in 1999. The Company is utilizing both internal and external resources to upgrade or replace the Company's software for year Y2K compliance. The Company anticipates completing the Y2K project for the Company by October 31, 1999.

     During MEG's bankruptcy, the Licensing and Publishing divisions had received only nominal Y2K conversion attention. The Company has placed all its divisions on an accelerated program and has enlisted full time external project management resources to supplement the Company's efforts.

     A weekly steering committee now monitors the Y2K program against its primary goal of critical system remediation across three key areas: 1) Enterprise software for basic accounting and order execution; 2) legacy and infrastructure remediation (i.e. remaining systems, PCs, telephones); and 3) third party (customers, vendors) status and contingency planning. A quality assurance program will be initiated in the third quarter.

     The cost of the project and the date on which the Company will complete the Y2K modifications are only estimates. The Company is currently not aware of any material issues of Y2K non-compliance with its customers and suppliers. The worst-case scenarios would be manual performance of all accounting functions and the loss of relationships with major customers because of the inability of the Company's computers to interface with theirs. The Company has not yet developed a contingency plan to assess the likelihood of, and to address, the worst-case scenarios. If the Y2K project is not completed on a timely basis, or if the Company's customers or suppliers fail to address all the Y2K issues, it could have a material adverse impact on the Company's operations. The Company currently believes that the Y2K issue will not pose significant operational problems for the Company's computer systems.


PART II. Other Information.

Item 1.  Legal Proceedings

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

     Spider-Man Litigation. The Marvel Parties have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character in the Superior Court of the State of California for the County of Los Angeles, to which MGM, Sony, Viacom and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. In April 1999 the Superior Court ruled, following the completion of a trial on the claims asserted by Viacom, that Viacom had no rights in the Spider-Man character.

     Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the Work and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the copyright law and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

     Prior to commencing his action in California, Wolfman had filed a proof of claim in the bankruptcy cases of MEG and Marvel Characters, Inc. asserting ownership rights to the Blade and Deacon Frost characters, among others. On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman.

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


Item 2.  Exhibits and Reports on Form 8-K.

     a)   Exhibits. See the Exhibits Index immediately below.

             Exhibits  No.
             -------------
             Exhibit 10.1 Revolving Credit Facility between the Company and Citibank N.A. dated as of April 1, 1999.

             Exhibit 10.2 Security Agreement, dated as of April 1, 1999, among the Company, the subsidiary guarantors party thereto and Citibank N.A., as collateral agent.

             Exhibit 12 Statement re: Computation of Ratios dated as of May 31, 1999.

             Exhibit 27           Financial Data Schedule


     b)   Reports on Form 8-K.

               The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 1999:

               1. Current Report on Form 8-K dated February 4, 1999 and filed with the Commission on February 4, 1999, including Items 5 and 7.

               2. Current Report on Form 8-K dated February 23, 1999 and filed with the Commission on February 23, 1999, including Items 5 and 7 and including the following financial statements: (i) unaudited pro forma consolidated financial statements and the notes thereto for the year ended December 31, 1998 and
                    (ii) audited consolidated financial statements and the notes thereto for the three year period ended December 31, 1998.

               3. Current Report on Form 8-K dated February 25, 1999 and filed with the Commission on February 25, 1999, including Items 5 and 7.

               4. Current Report on Form 8-K dated February 25, 1999 and filed with the Commission on March 10, 1999, including Items 5 and 7 and including the following financial statements: audited consolidated financial statements and the notes thereto for the three year period ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  MARVEL ENTERPRISES, INC.
                                  (Registrant)


Dated: May 7, 1999                By: /s/   Robert S. Hull
                                     --------------------
                                     Robert S. Hull
                                     Senior Vice President and
                                     Chief Financial Officer