Form 10-Q
period 1999-06-30
MARVEL ENTERPRISES INC
filed 1999-08-09
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

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

At July 22, 1999, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 33,532,159 shares of Common Stock.

PART I.  Financial Information
Item 1.  Financial Statements


                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                June 30,     December 31,
                                                                  1999           1998
                                                                  ----           ----
                                                               (unaudited)
ASSETS
Current assets
 Cash and cash equivalents                                         $99,545         $43,691
 Accounts receivable, net                                           40,839          50,312
 Inventories, net                                                   30,568          32,598
 Income tax receivable                                               1,266           7,396
 Deferred income taxes, net                                            538             538
 Assets held for resale                                                  -          26,000
 Deferred financing costs                                            1,374           8,281
 Prepaid expenses and other                                          6,895           3,768
                                                              ------------- ---------------

     Total current assets                                          181,025         172,584

Goodwill and other intangibles, net                                475,068         487,731
Molds, tools and equipment, net                                     16,276          15,548
Product and package design costs, net                                6,860           5,909
Deferred charges and other assets                                    8,495           5,053
Deferred financing costs                                             9,976               -
Deferred income taxes, net                                           3,079           3,079
                                                              ------------- ---------------
     Total assets                                                 $700,779        $689,904
                                                              ============= ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                   $6,858          $7,294
 Accrued expenses and other                                         49,322          70,672
 Administrative claims payable                                      14,198          19,914
 Unsecured creditors payable                                         8,281           8,096
 Bridge loan payable                                                     -         200,000
                                                              ------------- ---------------
     Total current liabilities                                      78,659         305,976
                                                              ------------- ---------------

Long-term liabilities
 Senior Notes                                                      250,000               -
 Panini liability                                                   27,000          27,000
 Deferred income taxes                                                 924             924
                                                              ------------- ---------------
     Total long-term liabilites                                    277,924          27,924
                                                              ------------- ---------------

     Total liabilities                                             356,583         333,900

Redeemable cumulative convertible
         exchangeable preferred stock                              179,537         172,380

Stockholders' equity
 Common stock                                                          408             408
 Additional paid-in capital                                        215,035         215,035
 Retained (deficit) earnings                                       (17,829)          1,136
                                                              ------------- ---------------
     Total stockholders' equity before treasury stock              197,614         216,579
                                                              ------------- ---------------
Treasury stock                                                     (32,955)        (32,955)
                                                              ------------- ---------------

     Total stockholders' equity                                    164,659         183,624
                                                              ------------- ---------------

     Total liabilities, redeemable preferred stock and
             stockholders' equity                                 $700,779        $689,904
                                                              ============= ===============

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                    Three Months                     Six Months
                                                                   Ended June 30,                  Ended June 30,
                                                                   --------------                  --------------

                                                                1999            1998            1999            1998
                                                               --------         --------       ---------        -------

Net sales                                                       $61,510          $48,675        $136,768        $91,316

Cost of sales                                                    30,831           25,780          63,481         49,013
                                                               --------         --------       ---------        -------

Gross profit                                                     30,679           22,895          73,287         42,303

Operating expenses:

     Selling, general & administrative                           24,521           14,469          48,323         28,691
     Depreciation & amortization                                  3,720            4,612           7,166          7,750
     Amortization of goodwill and other intangibles               6,482              207          12,774            373
                                                               --------         --------       ---------        -------
Total operating expenses                                         34,723           19,288          68,263         36,814
                                                               --------         --------         --------       -------

Operating (loss) income                                          (4,044)           3,607           5,024          5,489

Interest expense, net                                             7,070               56          14,420            123
                                                               --------         --------         --------       -------

(Loss) income before (benefit) provision for income taxes       (11,114)           3,551          (9,396)         5,366

Income tax (benefit) provision                                   (2,044)           1,445           1,070          2,184
                                                               --------         --------         --------       -------

(Loss) income before extraordinary expense                      ($9,070)          $2,106        ($10,466)        $3,182
                                                               --------         --------         --------       -------

Extraordinary expense, net of tax benefit of $1,021                  --               --           1,531              -
                                                               --------         --------         --------       -------

Net (loss) income                                              ($9,070)          $2,106         ($11,997)        $3,182
                                                               --------         --------         --------       -------

Less: preferred dividend requirement                             3,525                --           6,968             --
                                                               --------         --------         --------       -------

Net (loss) income attributable to Common Stock                ($12,595)           $2,106        ($18,965)        $3,182
                                                               --------         --------         --------       -------

Basic and dilutive earnings per share:
   (Loss) income from continuing operations attributable
    to Common Stock                                             ($0.38)            $0.08         ($0.52)          $0.11

    Extraordinary expense                                            --               --         ($0.05)             --
                                                               --------         --------         --------       -------
   (Loss) income attributable to Common Stock                   ($0.38)           $0.08          ($0.57)          $0.11
                                                               --------         --------         --------       -------
Weighted average number of basic and diluted
shares outstanding                                              33,532           27,746          33,532          27,746
                                                               --------         --------         --------       -------

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.




                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                      1999             1998
                                                                                      ----             ----
Cash flows from operating activities:
     Net (loss) income                                                           ($11,997)           $ 3,182
                                                                              -------------    -------------
     Adjustments  to  reconcile  net  income  to  net  cash
       used  in  operating activities:
               Depreciation & amortization                                          19,940             8,123
               Amortization of bridge loan and bond offering costs                   2,169                 -
                 Deferred income taxes                                                   -            (1,847)
                 Extraordinary expense, net                                          1,531                 -
               Change in assets & liabilities:
                 Decrease (increase) in accounts receivable                          9,473            (6,917)
                 Decrease (increase) in inventories                                  2,030            (4,935)
                 Decrease in income tax receivable                                   6,130            16,477
                 Increase in prepaid expenses and other                             (3,127)           (5,254)
                 Increase in deferred charges and other assets                      (4,194)                -
                 Decrease in accounts payable                                         (436)           (1,646)
                 Decrease in accrued expenses and other                            (16,408)           (1,924)
                 Increase in unsecured creditors payable                               185                 -
                 Decrease in administrative claims payable                          (5,716)                -
                                                                              -------------    -------------
               Total adjustments                                                    11,577             2,077
                                                                              -------------    -------------
                 Net cash (used in) provided by operating activities                  (420)            5,259
                                                                              -------------    -------------
Cash flows from investing activities:
     Purchases of molds, tools and equipment                                        (5,784)           (5,898)
     Expenditures for product and package design costs                              (3,061)           (2,437)
     Other investments                                                                (110)           (1,634)
     Net proceeds from the sale of Fleer assets                                     22,885                 -
     Net proceeds from the sale of Colorforms assets                                     -             2,786
                                                                              -------------    --------------

                 Net cash provided by (used in) investing activities                13,930            (7,183)
                                                                              -------------    --------------

Cash flows from financing activities:
     Net proceeds from Senior Notes offering                                       239,038                -
     Repayment of Bridge Facility                                                 (200,000)               -
     Stock warrants exercised                                                          189                -
     Insurance recovery                                                              3,117                -
     Net repayments under credit agreement                                               -           (3,000)
                                                                              -------------    -------------
                 Net cash provided by (used in) financing activities                42,344           (3,000)
                                                                              -------------    -------------
Net increase (decrease) in cash and cash equivalents                                55,854           (4,924)
                                                                              -------------    -------------
Cash and cash equivalents, at beginning of period                                   43,691            7,596
                                                                              -------------    -------------
Cash and cash equivalents, at end of period                                        $99,545           $2,672
                                                                              -------------    -------------

Supplemental disclosures of cash flow information
     Interest paid during the period                                               $14,579             $418
     Income taxes, net, refunded during the period                                  $4,782          $12,679
Non-cash transaction
      Preferred stock  dividends                                                    $6,968                -

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


           1. BASIS OF FINANCIAL STATEMENT PRESENTATION

           The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.) and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1998 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1998 do not include operations of Marvel Entertainment Group, Inc. ("MEG"), which was acquired on October 1, 1998 (See
Note 2). The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 1999 are not necessarily indicative of those for the full year ending December 31, 1999. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the amendment to that report on Form 10-K/A, dated April 1, 1999, as filed with the Securities and Exchange Commission.

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

           The following unaudited pro forma consolidated financial information gives effect to the acquisition as if it occurred at the beginning of the period presented. These pro forma results include certain adjustments, such as increased amortization and interest expense, and do not reflect MEG's reorganization items and are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period. This financial information also does not include the results of operations of Fleer/Skybox International ("Fleer"), MEG's subsidiary engaged in the sale of sports and entertainment trading cards, or Panini S.p.A. ("Panini"), MEG's Italian subsidiary engaged in the children's activity sticker and adhesive paper businesses, during the six months ended June 30, 1998 (see note 3).

                                                              Six Months Ended
                                                               June 30, 1998
                                                            ------------------
                                                              (in thousands,
                                                          except per share data)

  Net sales                                                       $122,498

  Net loss                                                         (21,719)

  Preferred dividend                                                 6,968

  Basic/dilutive net loss  attributable to common stock             ($0.86)

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

           The Company intends to dispose of Panini. The Company has recorded a $27.0 million long-term liability equal to its guarantee of Panini's debt. The Company anticipates disposing of Panini in 1999. The Company's results of operations for the periods presented do not include the results of Panini.


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)

           4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                          June 30,                  December 31,
                                                                            1999                        1998
                                                                            ----                        ----
                           Description
                           -----------

Accounts receivable, net:
   Accounts receivable                                                           $63,234                     $75,235
   Less allowances                                                              (22,395)                    (24,923)
                                                                     --------------------       --------------------
     Total                                                                       $40,839                     $50,312
                                                                     ====================       ====================

Inventories, net:
   Toys:
     Finished goods                                                              $23,257                     $24,685
     Component parts, raw materials and
         Work-in-process                                                           4,421                       3,977
                                                                     --------------------       --------------------
     Total Toys                                                                  $27,678                     $28,662

   Publishing:
     Finished goods                                                                 $632                        $754
     Component parts, raw materials and
         Work-in-process                                                           2,258                       3,182
                                                                     --------------------       --------------------
     Total Publishing                                                             $2,890                      $3,936
                                                                     --------------------       --------------------
          Total                                                                  $30,568                     $32,598
                                                                     ====================       ====================


Goodwill and other intangibles, net:
   Goodwill                                                                     $492,424                    $492,424
   Patents and other intangibles                                                   3,837                       3,726
   Less accumulated amortization                                                (21,193)                     (8,419)
                                                                     --------------------       --------------------
     Total                                                                      $475,068                    $487,731
                                                                     ====================       ====================

Accrued expenses and other:
   Accrued advertising costs                                                        $917                      $8,183
   Accrued royalties                                                               8,373                       9,584
   Inventory purchases                                                             7,083                       7,389
   Deferred financing costs                                                            -                       4,000
   Income taxes payable                                                            3,552                       4,709
   Deferred income taxes payable                                                   2,693                       2,693
   Litigation trusts accrual                                                         798                       1,922
   Other accrued expenses                                                         25,906                      32,192
                                                                     --------------------       --------------------
     Total                                                                       $49,322                     $70,672
                                                                     ====================       ====================

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

           On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used to pay all outstanding balances under the Bridge Facility and for working capital. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On July 21, 1999, the Company began an exchange offer under which it offered to exchange the Senior Notes, which contain restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes. The exchange offer expires on August 20, 1999.

           In February 1999, in connection with the repayment of the Bridge Facility and the termination of a revolving credit facility, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit, for the write-off of deferred financing costs associated with these two facilities.

           On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered into an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $1.2 million as of July 23, 1999. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

           6. SHARES OUTSTANDING

           The Condensed Consolidated Statement of Operations presents operations of the Company for the three months and six months ended June 30, 1999. During the first six months of 1999, the Company issued 80,000 shares of common stock as annual compensation to its non-employee directors and issued 16 shares of common stock upon the exercise of warrants. The total number of shares of common stock outstanding as of June 30, 1999 is 33,532,143, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangable preferred stock ("8% Preferred Stock") and no additional exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at June 30, 1999 would have been 52,184,538; assuming conversion of all of the 8% Preferred Stock and exercise of all outstanding warrants, all remaining warrants required to be issued by the Company under the Plan and all employee stock options, the number of shares would have been 69,928,610.

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

Three months ended June 30, 1999
--------------------------------

                                                    Licensing      Publishing               Toys      Corporate       Total
                                                    --------       ----------               ----      ---------       -----
                                                                                  (in thousands)

Net Sales                                              $7,139         $10,759            $43,612           $ -      $61,510
Gross Profit                                            7,016           4,825             18,838             -       30,679
Operating Income (Loss)                                  (67)           1,124                149        (5,250)      (4,044)
EBITDA(1)                                               4,930           2,297              4,181        (5,250)       6,158


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)



Three months ended June 30, 1998
--------------------------------
                                                    Licensing      Publishing               Toys      Corporate            Total
                                                    ---------      ----------               ----      ---------            -----
                                                                                  (in thousands)

Net Sales                                                 $ -             $ -            $48,675         $    -          $48,675
Gross Profit                                                -               -             22,895              -           22,895
Operating Income                                            -               -              3,607              -            3,607
EBITDA(1)                                                   -               -              8,426              -            8,426

Six months ended June 30, 1999
------------------------------
                                                   Licensing       Publishing               Toys      Corporate            Total
                                                   ---------       ----------               ----      ---------            -----
                                                                                  (in thousands)

Net Sales                                            $22,432          $21,159            $93,177            $ -         $136,768
Gross Profit                                          22,179            9,412             41,696              -           73,287
Operating Income                                       8,261            2,366              2,247         (7,850)           5,024
EBITDA(1)                                             18,255            4,712              9,847         (7,850)          24,964


Six months ended June 30, 1998
------------------------------

                                                   Licensing       Publishing               Toys      Corporate            Total
                                                   --------        ----------               ----      ---------            -----
                                                                                  (in thousands)

Net Sales                                                $ -              $ -            $91,316            $ -          $91,316
Gross Profit                                               -                -             42,303              -           42,303
Operating Income                                           -                -              5,489              -            5,489
EBITDA(1)                                                  -                -             13,612              -           13,612


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

           Spider-Man Litigation. The Company's MEG and Marvel Characters, Inc. subsidiaries (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court"), to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. In April 1999 the Superior Court ruled, following the completion of a trial on the claims asserted by Viacom, that Viacom had no rights in a motion picture based on the Spider-Man character. In July 1999, Viacom filed an appeal from the judgement entered against it in the Superior Court.

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

           The Condensed Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 1998 do not include the Licensing and Publishing divisions which were acquired on October 1, 1998.

Results of Operations

Three months ended June 30, 1999 compared with the three months ended
---------------------------------------------------------------------
June 30, 1998
-------------

           The Company's net sales increased 26% to approximately $61.5 million for the three months ended June 30, 1999 from approximately $48.7 million in the corresponding 1998 period. The increase was due primarily to the inclusion of approximately $7.1 million in sales from the Licensing division and approximately $10.8 million in sales from the Publishing division in the 1999 period. The Licensing and Publishing divisions were acquired on October 1, 1998 and therefore were not included in results for the 1998 period. Toy Biz sales decreased by approximately $5.1 million from the 1998 period to the 1999 period primarily due to shipment of product related to the Godzilla feature film in the 1998 period that did not recur in the 1999 period, and a decline in the sales of Marvel-related product, offset by sales of World Championship Wrestling ("WCW") action figures, a product line that was introduced in 1999.

           Gross profit increased 34% to approximately $30.7 million in the three months ended June 30, 1999 from approximately $22.9 million in the corresponding 1998 period. The inclusion of the Licensing and Publishing divisions in 1999 accounted for approximately $7.0 million and approximately $4.8 million, respectively, of the increase while gross profit from the Toy Biz division decreased approximately $4.1 million. Gross profit as a percentage of net sales increased to approximately 50% in the 1999 period from approximately 47% in the 1998 period. The Licensing and Publishing divisions produced gross margins of approximately 98% and 45%, respectively. The gross profit margin for the Toy Biz division decreased to 43% in the 1999 period from 47% in the 1998 period due primarily to a higher percentage of lower-margin goods sold during the 1999 period.

           Selling,   general  and  administrative  expenses  increased  69%  to approximately $24.5 million or approximately 40% of net sales in the three months ended June 30, 1999 from approximately $14.5 million or approximately 30% of net sales in the three months ended June 30, 1998. The Licensing, Publishing and Corporate divisions collectively accounted for approximately $9.9 million in selling, general and administrative expense increases. Of this amount, $2.6 million was related to certain payments made in connection with the separation of the Company's then Chief Executive Officer. In the aggregate, expenses for the Toy Biz division remained relatively constant during the 1999 period at approximately $14.6 million compared to approximately $14.5 million during the 1998 period.

           Amortization of goodwill and other intangibles increased to approximately $6.5 million in the quarter ended June 30, 1999 from approximately $200,000 in the corresponding quarter of 1998 due to the goodwill created in the MEG acquisition in October 1998 which is being amortized over 20 years.

           Net interest expense of approximately $7.1 million was recorded in the three months ended June 30, 1999 which consisted of approximately $7.9 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $800,000 in interest and other income.


Six months ended June 30, 1999 compared with the six months ended June 30, 1998
-------------------------------------------------------------------------------

           The Company's net sales increased 50% to approximately $136.8 million for the six months ended June 30, 1999 from approximately $91.3 million in the corresponding 1998 period. The increase was due primarily to the inclusion of approximately $22.4 million in sales from the Licensing division and approximately $21.2 million in sales from the Publishing division in the 1999 period. The Licensing and Publishing divisions were acquired on October 1, 1998 and therefore were not included in results for the

1998 period. Toy Biz sales increased by approximately $1.9 million from the 1998 period to the 1999 period primarily due to sales of WCW action figures, a product line that was introduced in 1999, offset by a decline in the sales of Marvel-related product and shipment of product related to the Godzilla feature film in the 1998 period that did not recur in the 1999 period.

           Gross profit increased 73% to approximately $73.3 million in the six months ended June 30, 1999 from approximately $42.3 million in the corresponding 1998 period. The inclusion of the Licensing and Publishing divisions in 1999 accounted for approximately $22.2 million and approximately $9.4 million, respectively, of the increase while gross profit from the Toy Biz division decreased approximately $600,000. Gross profit as a percentage of net sales increased to approximately 54% in the 1999 period from approximately 46% in the 1998 period. The Licensing and Publishing divisions produced gross margins of approximately 99% and 44%, respectively. The gross profit margin for the Toy Biz division decreased to 45% in the 1999 period from 46% in the 1998 period due primarily to a higher percentage of lower-margin goods sold during the 1999 period.

           Selling, general and administrative expenses increased 68% to approximately $48.3 million or approximately 35% of net sales in the six months ended June 30, 1999 from approximately $28.7 million or approximately 31% of net sales in the six months ended June 30, 1998. The Licensing, Publishing and Corporate divisions collectively accounted for approximately $16.5 million in selling, general and administrative expense increases. Of this amount, $2.6 million was related to certain payments made in connection with the separation of the Company's then Chief Executive Officer. An increase of approximately $3.1 million in selling, general and administrative expenses for the Toy Biz division resulted primarily from increased royalties for the WCW product sales and additional advertising expenses to support Toy Biz' new mini-doll products and WCW product lines in the 1999 period.

           Amortization of goodwill and other intangibles increased to approximately $12.8 million in the six months ended June 30, 1999 from approximately $400,000 in the corresponding period in 1998 due to the goodwill created in the MEG acquisition in October 1998 which is being amortized over 20 years.

           Net interest expense of approximately $14.4 million was recorded in the six months ended June 30, 1999 which consisted of approximately $10.8 million in interest and deferred financing costs attributable to the Senior Notes, and approximately $5.4 million in interest and deferred financing costs for the Bridge Facility, offset by approximately $1.8 million in interest and other income.

           In connection with the repayment of the Bridge Facility in 1999, the Company recorded an extraordinary expense of approximately $1.5 million, net of tax benefit, for the write-off of the Bridge Facility deferred financing costs.

           The Company's effective tax rate for the six months ended June 30, 1999 was higher than the statutory rate due primarily to non-deductible goodwill, other intangibles and state income taxes. The Company expects this to continue. The Company has Net Operating Loss Carryforwards ("NOLs") of $35.3 million related to the acquisition of MEG. Benefits from the NOLs, if realized, will be a reduction in goodwill in the period realized.


 Liquidity and Capital Resources

           Net cash used in operating activities was approximately $400,000 in the first six months of 1999, while net cash provided by operating activities was approximately $5.3 million in the first six months of 1998.

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

           On February 25, 1999, the Company completed a $250.0 million Senior Notes offering in a private placement exempt from registration under the Act pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used to pay all outstanding balances under the Bridge Facility and for working capital. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On July 21, 1999, the Company began an exchange offer under which it offered to exchange the Senior Notes, which contain restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes. The exchange offer expires on August 20, 1999.

           On April 1, 1999, the Company and Citibank entered an agreement for a $60.0 million Citibank Credit Facility. The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $1.2 million as of July 23, 1999. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

           The Company believes that it has sufficient funds available from cash and cash equivalents, operating activities and borrowings under the Citibank Credit Facility to meet peak working capital needs and capital expenditure requirements.


Year 2000

           Through June 30, 1999, the Company incurred Year 2000 ("Y2K") conversion costs of approximately $2.0 million, and the Company expects to incur an additional $500,000 in 1999. The Company is utilizing both internal and external resources to upgrade or replace its software for Y2K compliance. The Company anticipates completing the Y2K project by October 31, 1999.

           During MEG's bankruptcy, the Licensing and Publishing divisions received only nominal Y2K conversion attention. The Company has placed all of its divisions on an accelerated program and has enlisted full time external project management resources to supplement its efforts.

           A steering committee now monitors the Y2K program weekly. The Y2K program's primary goal is to remedy critical systems in three key areas: 1) Enterprise software for basic accounting and order execution; 2) legacy and infrastructure (i.e. remaining systems, personal computers and telephones); and
3) third party (customers, vendors) status and contingency planning. A quality assurance program will be initiated in the third quarter.

           The expected cost of the project and the expected date on which the Company will complete the Y2K modifications are only estimates. The Company is currently not aware of any material issues of Y2K non-compliance with its customers and suppliers. The worst-case scenarios would be manual performance of all accounting functions and the loss of relationships with major customers because of the inability of the Company's computers to interface with those of its customers. The Company has not yet developed a contingency plan to assess the likelihood of, and to address, the worst-case scenarios. If the Y2K project is not completed on a timely basis, or if the Company's customers or suppliers fail to address all the Y2K issues, it could have a material adverse impact on the Company's operations. The Company currently believes that the Y2K issue will not pose significant operational problems for the Company's computer systems.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable

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

           Spider-Man Litigation. The Marvel Parties have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character in the Superior Court of the State of California for the County of Los Angeles, to which MGM, Sony, Viacom and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. In April 1999 the Superior Court ruled, following the completion of a trial on the claims asserted by Viacom, that Viacom had no rights in the Spider-Man character. In July 1999, Viacom filed an appeal from the judgement entered against it in the Superior Court.

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

             Exhibits  No.
             -------------

             Exhibit 10.1 Employment Agreement between the Company and Robert S. Hull, dated as of February 15, 1999.

             Exhibit 10.2 Employment Agreement between the Company and Alan Fine, dated as of March 1, 1999.

             Exhibit 10.3 Separation Agreement made on July 16, 1999 by and between Eric Ellenbogen and the Company.

             Exhibit 10.4 Employment Agreement between the Company and F. Peter Cuneo, dated as of July 19, 1999.

             Exhibit 12                 Statement  re:   Computation  of  Ratios
                                        dated as of June 30, 1999.

             Exhibit 27                 Financial Data Schedule.

         b)  Reports on Form 8-K.

             The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            MARVEL ENTERPRISES, INC.
                                            (Registrant)


           Dated: August 6, 1999            By: /s/ Robert S. Hull
                                                ----------------------------
                                                Robert S. Hull
                                                Executive Vice President and
                                                Chief Financial Officer