Form 10-Q
period 1999-09-30
MARVEL ENTERPRISES INC
filed 1999-11-05
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

           Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


           Delaware                                           13-3711775
________________________________________________       ________________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



387 Park Avenue South, New York, NY                         10016
________________________________________________       ________________________
(Address of principal executive offices)                    (Zip Code)

                                  212-696-0808
    _______________________________________________________________________
              (Registrant's telephone number, including area code)

    ________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 29, 1999, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 33,532,222 shares of Common Stock.

PART I.  Financial Information
Item 1.  Financial Statements

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              September 30,    December 31,
                                                                   1999            1998
                                                                   ----            ----
                                                               (unaudited)
ASSETS
Current assets
 Cash and cash equivalents                                          $79,182          $43,691
Accounts receivable, net                                             66,693           50,312
 Inventories, net                                                    42,348           32,598
 Income tax receivable                                                    -            7,396
 Deferred income taxes, net                                             538              538
 Assets held for resale                                                   -           26,000
 Deferred financing costs                                             1,397            8,281
 Prepaid expenses and other                                           6,029            3,768
                                                               ------------  ---------------

     Total current assets                                           196,187          172,584

Goodwill and other intangibles, net                                 468,512          487,731
Molds, tools and equipment, net                                      17,369           15,548
Product and package design costs, net                                 7,633            5,909
Deferred charges and other assets                                     9,265            5,053
Deferred financing costs                                              9,696                -
Deferred income taxes, net                                            3,079            3,079
                                                               ------------  ---------------

     Total assets                                                  $711,741         $689,904
                                                               ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                    $8,962           $7,294
 Accrued expenses and other                                          63,782           70,672
 Administrative claims payable                                       13,137           19,914
 Unsecured creditors payable                                          8,382            8,096
 Bridge loan payable                                                      -          200,000
                                                               ------------  ---------------

     Total current liabilities                                       94,263          305,976
                                                               ------------  ---------------

Long-term liabilities
 Senior Notes                                                       250,000                -
 Panini liability                                                    27,000           27,000
 Deferred income taxes                                                  924              924
                                                               ------------  ---------------

     Total long-term liabilities                                    277,924           27,924
                                                               ------------  ---------------

     Total liabilities                                              372,187          333,900

Redeemable cumulative convertible
         exchangeable preferred stock                               183,128          172,380

Stockholders' equity
 Common stock                                                           408              408
 Additional paid-in capital                                         215,036          215,035
 Retained (deficit) earnings                                        (26,063)           1,136
                                                               ------------  ---------------

     Total stockholders' equity before treasury stock               189,381          216,579
                                                               ------------  ---------------
Treasury stock                                                      (32,955)         (32,955)
                                                               ------------  ---------------

     Total stockholders' equity                                     156,426          183,624
                                                               ------------  ---------------

     Total liabilities, redeemable preferred stock and
             Stockholders' equity                                  $711,741         $689,904
                                                               ============  ===============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                    Three Months                      Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                                 -------------------          ----------------------------

                                                                 1999            1998            1999            1998
                                                               ----------     ----------      -----------     ------------

Net sales                                                      $ 89,882       $ 65,045         $ 226,650       $   156,361

Cost of sales                                                    42,351         38,745           105,832            87,758
                                                               ----------     ----------      -----------      -----------

Gross profit                                                     47,531         26,300           120,818            68,603

Operating expenses:

     Selling, general & administrative                           33,018         32,234            81,342            60,925
     Depreciation & amortization                                  4,754          5,822            11,920            13,572
     Amortization of goodwill and other intangibles               6,587            213            19,361               586
                                                               ----------     ----------      -----------      -----------

Total operating expenses                                         44,359         38,269           112,623            75,083
                                                               ----------     ----------      -----------      -----------

Operating income (loss)                                           3,172        (11,969)            8,195            (6,480)

Interest expense, net                                             6,891            212            21,309               335
                                                               ----------     ----------      -----------      -----------


Loss before benefit for income taxes                             (3,719)       (12,181)          (13,114)           (6,815)

Income tax provision (benefit)                                      925         (4,958)            1,996            (2,774)
                                                               ----------     ----------      -----------      ------------

Loss before extraordinary expense                                (4,644)        (7,223)          (15,110)           (4,041)
                                                               ----------     ----------      -----------      ------------

Extraordinary expense, net of tax benefit of $1,021                   -              -             1,531                 -
                                                               ----------     ----------      -----------      ------------

Net loss                                                         (4,644)        (7,223)          (16,641)           (4,041)
                                                               ----------     ----------      -----------      ------------

Less: preferred dividend requirement                              3,590              -            10,558                 -
                                                               ----------     ----------      -----------      ------------

Net loss attributable to Common Stock                            (8,234)        (7,223)          (27,199)        ($  4,041)
                                                               ----------     ----------      -----------      ------------

Basic and dilutive earnings per share:
   Loss from continuing operations attributable
    to Common Stock                                            ($  0.25)      ($  0.26)        ($   0.76)        ($  0.15)
   Extraordinary expense                                              -              -         ($   0.05)               -
                                                               ----------     ----------      -----------      ------------
   Loss attributable to Common Stock                           ($  0.25)      ($  0.26)        ($   0.81)        ($  0.15)
                                                               ----------     ----------      -----------      ------------

Weighted average number of basic and diluted
shares outstanding                                               33,532         27,746            33,532           27,746
                                                               ----------     ----------      -----------      ------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                  1999             1998
                                                                              -------------    -----------
Cash flows from operating activities:
     Net loss                                                                    ($16,641)        ($4,041)
                                                                              ------------    ------------
     Adjustments  to  reconcile  net  loss to net cash  (used  in)
       provided  by operating activities:
               Depreciation & amortization                                         31,281          14,158
               Amortization of bridge loan and bond offering costs                  2,532               -
               Benefit for deferred income taxes                                        -          (1,847)
               Extraordinary expense, net                                           1,531               -
               Change in assets & liabilities:
                 Increase in accounts receivable                                  (16,381)         (2,178)
                 Increase in inventories                                           (9,750)        (10,914)
                 Decrease in income tax receivable                                  7,396          16,477
                 (Increase) decrease in prepaid expenses and other                 (2,261)          2,960
                 Increase in deferred charges and other assets                     (4,047)              -
                 Increase (decrease) in accounts payable                            1,668          (1,245)
                 Decrease in accrued expenses and other                            (2,920)         (2,153)
                                                                              ------------    ------------
               Total adjustments                                                    9,049          15,258
                                                                              ------------    ------------
                 Net cash (used in) provided by operating activities               (7,592)         11,217
                                                                              ------------    ------------
Cash flows from investing activities:
     Acquisition of Marvel Entertainment Group, net of cash acquired               (3,374)       (255,812)
     Purchases of molds, tools and equipment                                      (10,226)         (8,610)
     Expenditures for product and package design costs                             (5,239)         (3,697)
     Other investments                                                               (141)         (1,678)
     Net proceeds from the sale of Fleer assets                                    22,885               -
     Net proceeds from the sale of Colorforms assets                                    -           2,786
                                                                              ------------    ------------

                 Net cash provided by (used in) investing activities                3,905        (267,011)
                                                                              ------------    ------------

Cash flows from financing activities:
     Net proceeds from Senior Notes offering                                      238,987               -
     Proceeds from preferred stock offering                                              -         90,000
     (Repayment) receipt of proceeds from Bridge
       Facility                                                                  (200,000)        200,000
     Stock warrants exercised                                                          191              -
     Net repayments under credit agreement                                               -        (12,000)
                                                                              ------------    ------------
                 Net cash provided by financing activities                          39,178        278,000
                                                                              ------------    ------------
Net increase in cash and cash equivalents                                           35,491         22,206
                                                                              ------------    ------------
Cash and cash equivalents, at beginning of period                                   43,691          7,596
                                                                              ------------    ------------
Cash and cash equivalents, at end of period                                        $79,182        $29,802
                                                                              ------------    ------------

Supplemental disclosures of cash flow information
     Interest paid during the period                                               $14,673           $729
     Income taxes, net, refunded during the period                                  $4,802       ($12,594)
Other non-cash transactions:
     Preferred stock dividends                                                     $10,558              -
     Issuance of securities in connection with the acquisition of
       Marvel Entertainment Group and acquisition of  treasury stock                     -       $189,133


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.         BASIS OF FINANCIAL STATEMENT PRESENTATION

           The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.) and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 do not include operations of Marvel Entertainment Group, Inc. ("MEG") which was acquired on October 1, 1998 (See Note 2). The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 are not necessarily indicative of those for the full year ending December 31, 1999. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the amendment to that report on Form 10-K/A, dated April 1, 1999, as filed with the Securities and Exchange Commission.

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

           The following unaudited pro forma consolidated financial information gives effect to the acquisition as if it occurred at the beginning of the period presented. These pro forma results include certain adjustments, such as increased amortization and interest expense, and do not reflect MEG's reorganization items and are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period. This financial information also does not include the results of operations of Fleer/Skybox International ("Fleer"), MEG's subsidiary engaged in the sale of sports and entertainment trading cards, or Panini S.p.A. ("Panini"), MEG's Italian subsidiary engaged in the children's activity sticker and adhesive paper businesses, during the nine months ended September 30, 1998 (see Note 3).

                                                           Nine Months Ended
                                                           September 30, 1998
                                                           ------------------
                                                             (in thousands,
                                                          except per share data)

   Net sales                                                     $200,613

   Net loss                                                       (43,214)

   Preferred dividend                                              10,558

   Basic/dilutive net loss attributable to common stock            ($1.60)

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

           On October 8, 1999, the Company completed the sale of Panini. The Company received nominal consideration for its equity interest in Panini. In connection with the sale of Panini, the Company made a payment to Panini's secured lenders of $11.2 million and obtained a release from a $27.0 million guarantee of Panini's debt in favor of such secured lenders. The Company's results of operations for the periods presented do not include the results of Panini.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

           4.         DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                               September 30,               December 31,
                                                                   1999                        1998
                                                                   ----                        ----
              Description
              -----------
Accounts receivable, net:
   Accounts receivable                                                 $92,938                     $75,235
   Less allowances                                                     (26,245)                    (24,923)
                                                            --------------------       ---------------------
     Total                                                             $66,693                     $50,312
                                                            ====================       =====================

Inventories, net:
   Toys:
     Finished goods                                                     $33,120                     $24,685
     Component parts, raw materials and
         Work-in-process                                                  5,749                       3,977
                                                            --------------------       ---------------------
     Total Toys                                                         $38,869                     $28,662
                                                            --------------------       ---------------------

   Publishing:
     Finished goods                                                        $430                        $754
     Component parts, raw materials and
         Work-in-process                                                  3,049                       3,182
                                                            --------------------       ---------------------
     Total Publishing                                                    $3,479                      $3,936
                                                            --------------------       ---------------------
          Total                                                         $42,348                     $32,598
                                                            ====================       =====================


Goodwill and other intangibles, net:
   Goodwill                                                            $492,424                    $492,424
   Patents and other intangibles                                          3,866                       3,726
   Less accumulated amortization                                        (27,778)                     (8,419)
                                                            --------------------       ---------------------
     Total                                                             $468,512                    $487,731
                                                            ====================       =====================

Accrued expenses and other:
   Accrued advertising costs                                             $7,117                      $8,183
   Accrued royalties                                                     10,657                       9,584
   Inventory purchases                                                    8,758                       7,389
   Deferred financing costs                                                   -                       4,000
   Accrued Interest payable                                               8,750                       1,619
   Income taxes payable                                                   4,411                       4,709
   Deferred income taxes payable                                          2,693                       2,693
   Litigation trusts accrual                                                798                       1,922
   Other accrued expenses                                                20,598                      30,573
                                                            --------------------       ---------------------
     Total                                                              $63,782                     $70,672
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

           On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used to pay all outstanding balances under the Bridge Facility and for working capital. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of the Senior Notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes.

           In February 1999, in connection with the repayment of the Bridge Facility and the termination of a revolving credit facility, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit, for the write-off of deferred financing costs associated with these two facilities.

           On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered into an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is $385,000 as of October 29, 1999. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

           6.         SHARES OUTSTANDING

           The Condensed Consolidated Statement of Operations presents operations of the Company for the three months and nine months ended September 30, 1999. During the first nine months of 1999, the Company issued 80,000 shares of common stock as annual compensation to its non-employee directors and issued 95 shares of common stock upon the exercise of warrants. The total number of shares of common stock outstanding as of September 30, 1999 is 33,532,222, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangable preferred stock ("8% Preferred Stock") and no additional exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at September 30, 1999 would have been 52,557,638; assuming conversion of all of the 8% Preferred Stock and exercise of all outstanding warrants, all remaining warrants required to be issued by the Company under the Plan and all employee stock options, the number of shares would have been 71,261,632.

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

Three months ended September 30, 1999
-------------------------------------

                                    Licensing      Publishing               Toys      Corporate            Total
                                    ---------      ----------               ----      ---------            -----
                                                                   (in thousands)

Net Sales                              $6,240         $10,885            $72,757            $ -          $89,882
Gross Profit                            6,039           5,269             36,223              -           47,531
Operating (Loss) Income                  (881)          1,552              5,562         (3,061)           3,172
EBITDA(1)                               4,116           2,725             10,733         (3,061)          14,513

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (unaudited)


Three months ended September 30, 1998
-------------------------------------

                                                   Licensing       Publishing              Toys      Corporate            Total
                                                   ---------       ----------              ----      ---------            -----
                                                                                 (in thousands)

Net Sales                                               $ -              $ -            $65,045             $ -         $65,045
Gross Profit                                              -                -             26,300               -          26,300
Operating Loss                                            -                -            (11,969)              -         (11,969)
EBITDA(1)                                                 -                -             (5,934)              -          (5,934)

Nine months ended September 30, 1999
------------------------------------

                                                  Licensing       Publishing               Toys       Corporate           Total
                                                  ---------       ----------               ----       ---------           -----
                                                                                 (in thousands)

Net Sales                                           $28,673          $32,043           $165,934             $ -        $226,650
Gross Profit                                         28,219           14,680             77,919               -         120,818
Operating Income(Loss)                                7,380            3,917              7,809         (10,911)          8,195
EBITDA(1)                                            22,371            7,436             20,580         (10,911)         39,476

Nine months ended September 30, 1998
------------------------------------

                                                  Licensing       Publishing               Toys       Corporate           Total
                                                  ---------       ----------               ----       ---------           -----
                                                                                 (in thousands)

Net Sales                                               $ -              $ -           $156,361             $ -        $156,361
Gross Profit                                              -                -             68,603               -          68,603
Operating Loss                                            -                -             (6,480)              -          (6,480)
EBITDA(1)                                                 -                -              7,678               -           7,678

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

           Spider-Man Litigation. The Company's MEG and Marvel Characters, Inc. subsidiaries (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and/or distribute a live action motion picture based on the Spider-Man character in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court"), to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. In April 1999 the Superior Court ruled, following the completion of a trial on the claims asserted by Viacom, that Viacom had no rights in a motion picture based on the Spider-Man character. In July 1999, Viacom filed an appeal from the judgement entered against it in the Superior Court.

           Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and Marvel Characters, Inc., and others. On August 30, 1999 the court entered an order approving Wolfman's voluntary dismissal without prejudice of the action against the Company, MEG and Marvel Characters, Inc. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, in which MEG agreed to indemnify New Line for claims arising from its use of the Blade and Deacon Frost characters, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the copyright law and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

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

           Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims arising out of MEG's bankruptcy and that have been submitted to the Company for payment. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows, although there can be no assurance.

           9.         SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

           The domestic subsidiaries are wholly owned by the Company and have fully and unconditionally guaranteed the Senior Notes. The foreign subsidiaries of the Company are not guarantors of the Senior Notes. Separate financial statements of each of the domestic subsidiaries are not presented because management has determined that they would not be material to holders of the Senior Notes. The supplemental consolidating condensed financial statements of Marvel Enterprises, Inc., the issuer of the Senior Notes, and its domestic subsidiaries that will guarantee the Senior Notes and the non-guarantor subsidiaries are presented as follows: statements of operations for the three and nine months ended September 30, 1999 and 1998, balance sheets as of September 30, 1999 and December 31, 1998 and statements of cash flows for the nine months ended September 30, 1999 and 1998.

9.         SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (continued)


                                                                          Issuer
                                                                            and                    Non-
                                                                         Guarantors            Guarantors            Total
                                                                         ----------            ----------            -----
                                                                                              (in thousands)
For The Three Months Ended September 30, 1999
Net sales.......................................................           $76,934              $  12,948               $89,882
Gross profit....................................................            42,842                  4,689                47,531
Operating income................................................               277                  2,895                 3,172
Net (loss)income................................................            (7,246)                 2,602                (4,644)

For The Three Months Ended September 30, 1998
Net sales.......................................................           $54,134              $  10,911               $65,045
Gross profit....................................................            24,202                  2,098                26,300
Operating loss..................................................            (8,408)                (3,561)              (11,969)
Net loss........................................................            (3,348)                (3,875)               (7,223)

For The Nine Months Ended September 30, 1999
Net sales.......................................................           $198,736              $ 27,914              $226,650
Gross profit....................................................            110,922                 9,896               120,818
Operating income................................................              2,318                 5,877                 8,195
Net (loss)income................................................            (21,817)                5,176               (16,641)

For The Nine Months Ended September 30, 1998
Net sales.......................................................           $125,505             $ 30,856              $ 156,361
Gross profit....................................................             55,845               12,758                 68,603
Operating (loss)income..........................................            (10,959)               4,479                 (6,480)
Net (loss)income................................................             (6,796)               2,755                 (4,041)



                                                          Issuer
                                                          and                      Non-              Inter-
                                                          Guarantors            Guarantors         Company              Total
                                                          ----------            ----------         -------              -----
                                                                                (in thousands)
September 30, 1999
------------------
Current assets......................................       $185,267             $ 38,978            $(28,058)             $196,187
Non-current assets..................................        511,692                3,862                   -               515,554
                                                      ---------------       --------------       --------------      --------------
Total assets.........................................      $696,959            $  42,840            $(28,058)             $711,741
                                                      ===============       ==============       ==============      ==============

Current liabilities..................................       110,634               11,687             (28,058)               94,263
Non-current liabilities..............................       277,924                    -                   -               277,924
8% Preferred Stock...................................       183,128                    -                   -               183,128
Stockholders' equity.................................       125,273               31,153                   -               156,426
                                                      ---------------       --------------       --------------      --------------
                                                           $696,959             $ 42,840            $(28,058)             $711,741
                                                      ===============       ==============       ==============      ==============

December 31, 1998
------------------
Current assets.......................................      $167,921             $ 29,571            $(24,908)             $172,584
Non-current assets...................................       512,667                4,653                   -               517,320
                                                      ---------------       --------------       --------------      -------------
Total assets.........................................      $680,588             $ 34,224            $(24,908)             $689,904
                                                      ===============       ==============       ==============      =============

Current liabilities...................................      325,471                5,413             (24,908)              305,976
Non-current liabilities...............................       27,924                    -                    -               27,924
8% Preferred Stock....................................      172,380                    -                    -              172,380
Stockholders' equity..................................      154,813               28,811                                   183,624
                                                      ---------------       --------------       --------------      -------------
                                                           $680,588             $ 34,224            $(24,908)             $689,904
                                                      ===============       ==============       ==============      =============

           9. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (continued)

                                                                                     Issuer
                                                                                       and            Non-
                                                                                    Guarantors        Guarantors          Total
                                                                                    ----------        ----------          -----
                                                                                                   (in thousands)
Nine Months Ended September 30, 1999
Cash Flows From Operating Activities:
     Net (loss) income..........................................................      $(21,817)           $ 5,176       $(16,641)
                                                                                  ==============     =============    ===========

                 Net cash (used in) provided by operating activities............        (8,633)             1,041         (7,592)
                 Net cash provided by (used in) investing activities............         3,934              (29)           3,905
                 Net cash provided by financing activities......................        39,178                -           39,178
                                                                                  --------------     -------------    ------------

Net increase in cash............................................................        34,479             1,012          35,491
Cash, at beginning of period....................................................        42,282             1,409          43,691
                                                                                  --------------     -------------    ------------
Cash, at end of period..........................................................      $ 76,761           $ 2,421        $ 79,182
                                                                                  ==============     =============    ============

Nine Months Ended September 30, 1998
Cash Flows From Operating Activities:
     Net (loss) income..........................................................      $(6,796)           $ 2,755        $(4,041)
                                                                                  ==============     =============    ============

                 Net cash provided by operating activities......................        9,458             1,759          11,217
                 Net cash used in investing activities..........................     (266,914)              (97)       (267,011)
                 Net cash provided by financing activities......................      278,000                 -         278,000
                                                                                  --------------     -------------    ------------

Net increase in cash............................................................       20,544             1,662          22,206
Cash, at beginning of period....................................................        6,962               634           7,596
                                                                                  --------------     -------------    ------------
Cash, at end of period..........................................................     $ 27,506           $ 2,296         $ 29,802
                                                                                  ==============     =============    ============

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

           The Company acquired Fleer and Panini in connection with the acquisition of MEG on October 1, 1998. The Company sold Fleer in February 1999. The Company sold Panini in October 1999. The results of operations of Fleer and Panini are not included in the Company's consolidated results of operations for any period.

           The Condensed Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 1998 do not include the Licensing and Publishing divisions which were acquired on October 1, 1998.

Results of Operations

Three months ended September 30, 1999 compared with the three months ended September 30, 1998

           The Company's net sales increased 38% to approximately $89.9 million for the three months ended September 30, 1999 from approximately $65.0 million in the corresponding 1998 period. The increase was due primarily to the inclusion of approximately $6.2 million in sales from the Licensing division and approximately $10.9 million in sales from the Publishing division in the 1999 period. The Licensing and Publishing divisions were acquired on October 1, 1998 and therefore were not included in results for the 1998 period. Toy Biz sales increased by approximately $7.8 million from the 1998 period to the 1999 period primarily due to sales of World Championship Wrestling ("WCW") action figures, a product line that was introduced in 1999, and increased sales of large and small dolls, partially offset by a decline in the sales of Marvel-related product.

           Gross profit increased 81% to approximately $47.5 million in the three months ended September 30, 1999 from approximately $26.3 million in the corresponding 1998 period. The inclusion of the Licensing and Publishing divisions in 1999 accounted for approximately $6.0 million and approximately $5.3 million, respectively, of the increase while gross profit from the Toy Biz division increased approximately $9.9 million. Gross profit as a percentage of net sales increased to approximately 53% in the 1999 period from approximately 40% in the 1998 period. The Licensing and Publishing divisions produced gross margins of approximately 97% and 48%, respectively. The gross profit margin for the Toy Biz division increased to 50% in the 1999 period from 40% in the 1998 period. This is due primarily to a higher percentage of promotional products, that generally have higher gross profit margins, sold during the 1999 period and various one-time sales adjustments relating to the Company's acquisition of MEG in the 1998 period.

           Selling,   general  and  administrative   expenses  increased  2%  to
approximately $33.0 million or approximately 37% of net sales in the three months ended September 30, 1999 from approximately $32.2 million or approximately 50% of net sales in the three months ended September 30, 1998. The 1998 period included approximately $9.8 million of one-time expenses resulting from the Company's restructuring in connection with the acquisition of MEG. The Licensing, Publishing and Corporate divisions collectively accounted for approximately $7.5 million in selling, general and administrative expense increases. After eliminating the one-time expenses resulting from the Company's restructuring in connection with the acquisition of MEG in 1998, the net $3.1 million increase in selling, general and administrative expenses for the Toy Biz division is primarily related to increased advertising expenses due to increased sales of promotional items in the 1999 period.

           Depreciation and amortization expense decreased from approximately $5.8 million to approximately $4.8 million due to approximately $1.0 million of additional amortization expense relating to early write-offs of product discontinued as a result of the acquisition of MEG in 1998.

           Amortization of goodwill and other intangibles increased to approximately $6.6 million in the quarter ended September 30, 1999 from approximately $200,000 in the corresponding quarter of 1998 due to the goodwill created in the MEG acquisition in October 1998 which is being amortized over 20 years.

           Net interest expense of approximately $6.9 million was recorded in the three months ended September 30, 1999 which consisted of approximately $7.9 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $1.0 million in interest and other income.

Nine months ended September 30, 1999 compared with the nine months ended September 30, 1998

           The Company's net sales increased 45% to approximately $226.7 million for the nine months ended September 30, 1999 from approximately $156.4 million in the corresponding 1998 period. The increase was due primarily to the inclusion of approximately $28.7 million in sales from the Licensing division and approximately $32.0 million in sales from the Publishing division in the 1999 period. The Licensing and Publishing divisions were acquired on October 1, 1998 and therefore were not included in results for the 1998 period. Toy Biz sales increased by approximately $9.6 million from the 1998 period to the 1999 period primarily due to sales of WCW action figures, a product line that was introduced in 1999, offset by a decline in the sales of Marvel-related product and shipment of product related to the Godzilla feature film in the 1998 period that did not recur in the 1999 period.

           Gross profit increased 76% to approximately $120.8 million in the nine months ended September 30, 1999 from approximately $68.6 million in the corresponding 1998 period. The inclusion of the Licensing and Publishing divisions in 1999 accounted for approximately $28.2 million and approximately $14.7 million, respectively, of the increase while gross profit from the Toy Biz division increased approximately $9.3 million. Gross profit as a percentage of net sales increased to approximately 53% in the 1999 period from approximately 44% in the 1998 period. The Licensing and Publishing divisions produced gross margins of approximately 98% and 46%, respectively. The gross profit margin for the Toy Biz division increased to 47% in the 1999 period from 44% in the 1998 period. This is due primarily to a higher percentage of promotional products, that generally have higher gross profit margins, sold during the 1999 period and various one-time sales adjustments relating to the Company's acquisition of MEG in the 1998 period.

           Selling, general and administrative expenses increased 34% to approximately $81.3 million or approximately 36% of net sales in the nine months ended September 30, 1999 from approximately $60.9 million or approximately 39% of net sales in the nine months ended September 30, 1998. The 1998 period included approximately $9.8 million of one-time expenses resulting from the Company's restructuring in connection with the acquisition of MEG in 1998. The Licensing, Publishing and Corporate divisions collectively accounted for approximately $24.0 million in selling, general and administrative expense increases. Included in this amount, $2.6 million was related to certain payments made in connection with the separation of the Company's then Chief Executive Officer. After eliminating the one-time expenses resulting from the Company's restructuring in connection with the acquisition of MEG in 1998, the net $6.2 million increase in selling, general and administrative expenses for the Toy Biz division is primarily related to increased advertising and royalty expenses due to increased sales of promotional and third-party licensed products in the 1999 period.

           Depreciation and amortization expense decreased from approximately $13.6 million to approximately $11.9 million primarily due to approximately $1.0 million of additional amortization expense relating to early write-offs of product discontinued as a result of the acquisition of MEG in 1998.

           Amortization of goodwill and other intangibles increased to approximately $19.4 million in the nine months ended September 30, 1999 from approximately $600,000 in the corresponding period in 1998 due to the goodwill created in the MEG acquisition in October 1998 which is being amortized over 20 years.

           Net interest expense of approximately $21.3 million was recorded in the nine months ended September 30, 1999 which consisted of approximately $18.8 million in interest and deferred financing costs attributable to the Senior Notes, and approximately $5.4 million in interest and deferred financing costs for the Bridge Facility, offset by approximately $2.9 million in interest and other income.

           In connection with the repayment of the Bridge Facility in 1999, the Company recorded an extraordinary expense of approximately $1.5 million, net of tax benefit, for the write-off of the Bridge Facility deferred financing costs.

           The Company's effective tax rate for the nine months ended September 30, 1999 was higher than the statutory rate due primarily to non-deductible goodwill, other intangibles and state income taxes. The Company expects this to continue. The Company has Net Operating Loss Carryforwards ("NOLs") of $66.8 million related to the acquisition of MEG. Benefits from the NOLs, if realized, will be a reduction in goodwill in the period realized.


 Liquidity and Capital Resources

           Net cash used in operating activities was approximately $7.6 million in the first nine months of 1999, while net cash provided by operating activities was approximately $11.2 million in the first nine months of 1998. The increase in accounts receivable (both current and long-term), which resulted from increased sales, account for a significant portion of the decrease in cash provided by operating activities from the 1998 period to the 1999 period.

           On February 11, 1999, the Company sold substantially all of the assets of Fleer, for approximately $22.9 million, in cash, net of related fees and closing adjustments. Proceeds from this transaction were partially used to repay the Bridge Facility with the remainder used for working capital purposes.

           On October 8, 1999, the Company completed the sale of Panini. The Company received nominal consideration for its equity interest in Panini. In connection with the sale of Panini, the Company made a payment to Panini's secured lenders of $11.2 million and obtained a release from the $27.0 million guarantee of Panini's debt in favor of such secured lenders. The Company's results of operations for the periods presented do not include the results of Panini and the Condensed Consolidated Financial Statements do not reflect this cash payment or goodwill adjustment because it occurred in the fourth quarter of 1999.

           To partially finance the acquisition of MEG, the Company obtained a $200.0 million Bridge Facility from UBS AG on October 1, 1998. The Bridge Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus 5.50% or at the Eurodollar rate plus 6.50%.

           On February 25, 1999, the Company completed a $250.0 million Senior Notes offering in a private placement exempt from registration under the Act pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used to pay all outstanding balances under the Bridge Facility and for working capital. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On August 20, 1999, the Company completed an exchange offer under which it exchanged the Senior Notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes.

           On April 1, 1999, the Company and Citibank entered an agreement for a $60.0 million Citibank Credit Facility. The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is $385,000 as of October 29, 1999. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

           The Company believes that it has sufficient funds available from cash and cash equivalents, operating activities and borrowings under the Citibank Credit Facility to meet peak working capital needs and capital expenditure requirements.


Year 2000

           Through September 30, 1999, the Company incurred Year 2000 ("Y2K") conversion costs of approximately $2.3 million, and the Company expects to incur an additional $200,000 in 1999. The Company is utilizing both internal and external resources to upgrade or replace its software for Y2K compliance. The Company anticipates completing the Y2K project by November 15, 1999.

           During MEG's bankruptcy, the Licensing and Publishing divisions received only nominal Y2K conversion attention. The Company has placed all of its divisions on an accelerated program and has enlisted full time external project management resources to supplement its efforts.

           A steering committee monitors the Y2K program weekly. The Y2K program's primary goal is to remedy critical systems in three key areas: 1) Enterprise software for basic accounting and order execution; 2) legacy and infrastructure (i.e. remaining systems, personal computers and telephones); and
3) third party (customers, vendors) status and contingency planning. A quality assurance program will be initiated in the fourth quarter.

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

           Spider-Man Litigation. The Marvel Parties have been parties to a consolidated case, concerning rights to produce and/or distribute a live action motion picture based on the Spider-Man character in the Superior Court of the State of California for the County of Los Angeles, to which MGM, Sony, Viacom and others were also parties. In February 1999, the Superior Court granted summary judgement to the

Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. In April 1999 the Superior Court ruled, following the completion of a trial on the claims asserted by Viacom, that Viacom had no rights in the Spider-Man character. In July 1999, Viacom filed an appeal from the judgement entered against it in the Superior Court.

           Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and Marvel Characters, Inc., and others. On August 30, 1999 the court entered an order approving Wolfman's voluntary dismissal without prejudice of the action against the Company, MEG and Marvel Characters, Inc. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, in which MEG agreed to indemnify New Line for claims arising from its use of Blade and Deacon Frost characters, infringes Wolfman's claimed copyrights and trademarks as the author of the Work and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the copyright law and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

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

           Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims arising out of MEG's bankruptcy and that have been submitted to the Company for payment. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows, although there can be no assurance.


Item 4.  Submission of Matters to a Vote of Security Holders.


           The 1999 Annual Meeting of Stockholders of the Company was held on September 30, 1999. On August 27, 1999, the record date for determining stockholders entitled to vote at the Annual Meeting, there were 33,532,222 shares of Common Stock and 17,952,257 shares of 8% Preferred Stock (each with a voting power equivalent to 1.039 Common Stock), for a total possible vote equivalent to 52,184,617 shares of Common Stock, eligible to vote at the Annual Meeting. As proposed in the proxy solicitation issued pursuant to Regulation 14A of the Securities Exchange Act of 1934, stockholders elected the following persons to serve as directors until the earlier of the 2000 Annual Meeting or the election and qualification of their respective successors: Morton E. Handel, Avi Arad, Mark Dickstein, Shelly F. Greenhaus, James F. Halpin, Michael M. Lynton, Lawrence Mittman, Isaac Perlmutter, Rod Perth, and Michael J. Petrick. Stockholders also ratified the selection of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 1999.

           The results of the shares voted for the election of the directors was as follows: there were 45,178,166 votes for the election of Mark Dickstein with 208,432 abstentions while all other directors received 45,256,396 votes for their election with 130,202 abstentions. There were 45,357,649 shares voted for the ratification of Ernst & Young LLP as the Company's independent accountants for the year ending December 31, 1999 with 25,849 voted against and 3,100 abstentions.

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits.
           Exhibit 12 Statement re: Computation of Ratios dated as of September 30, 1999.

           Exhibit 27    Financial Data Schedule

     b)  Reports on Form 8-K.

         During the quarter ended September 30, 1999, the Registrant filed a Current Report on Form 8-K, dated July 20, 1999 announcing the appointment of Peter Cuneo as President and CEO of the Company, replacing Eric Ellenbogen, who resigned from the Company.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        MARVEL ENTERPRISES, INC.
                                        (Registrant)


        Dated: November 4, 1999                By: /s/ Robert S. Hull
                                                   --------------------
                                                   Robert S. Hull
                                                   Executive Vice President and
                                                   Chief Financial Officer