Form 10-K
period 1999-12-31
MARVEL ENTERPRISES INC
filed 2000-03-29
CIK 933730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the transition period from                to

                           Commission File No. 1-13638

                            MARVEL ENTERPRISES, INC.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter) (formerly known as Toy Biz, Inc.)

        Delaware                                13-3711775
     ------------------                   -----------------------------
    (State of incorporation)             (I.R.S. employer identification number)

                              387 Park Avenue South
                            New York, New York 10016
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 696-0808
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
8% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share
                 Plan Warrants for the purchase of Common Stock
               Class A  Warrants  for  the  purchase  of  Common  Stock
   Class B Warrants for the purchase of 8% Cumulative Convertible Exchangeable
                                 Preferred Stock
               Class C Warrants for the purchase of Common Stock
                           12% Senior Notes due 2009

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 1, 2000 was {$91,055,439} based on a price of {$6.0625) per share, the closing sales price for the Registrant's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape on that date.

         As of March 1, 2000, there were 33,637,513 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   ITEM 1.  BUSINESS.......................................................... 1
   ITEM 2.  PROPERTIES........................................................10
   ITEM 3.  LEGAL PROCEEDINGS.................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................12
   ITEM 6.  SELECTED FINANCIAL DATA...........................................12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................13
   ITEM 7 A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.............................................18
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................18
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE......................................18

PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................19
   ITEM 11. EXECUTIVE COMPENSATION............................................21
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....28
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................32

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K...................................................33

SIGNATURES....................................................................37

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K Annual Report. When used in this Form 10-K, the words "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the Company:

     Potential inability to successfully implement business strategy.

     A decrease in the level of media exposure or popularity of our characters resulting in declining revenues from products based on those characters. If movies or television programs based upon Marvel characters which are scheduled to be released are not successful, the ability to obtain new licenses for motion pictures or televisions shows may be substantially diminished.

     The lack of commercial success of properties owned by major entertainment companies that have granted us toy licenses.

     The lack of consumer acceptance of new product introductions.

     The imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China. A large number of Marvel's toy products are manufactured in China, which subjects us to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. Our ability to obtain products from our Chinese manufacturers is dependent upon the United States' trade relationship with China. The "most favored nation" status of China, which is reviewed annually by the United States government, is a regular topic of political controversy. The loss of China's "most favored nation" status would increase the cost of importing products from China significantly, which could have a material adverse effect on us. The imposition of further trade sanctions on China could result in significant supply disruptions or higher merchandise costs to us. We might not be able to find alternate sources of manufacturing outside China on acceptable terms even if we want or need to. Our inability to find those alternate sources could have a material adverse effect on us.

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

     Production delays or shortfalls,

     Continued concentration of toy retailers and pressure by certain of our major retail customers to significantly reduce their toy inventory levels. The retail toy business is highly concentrated. The five largest customers for our toy products accounted in the aggregate for approximately 70% of our total toy sales in 1999. An adverse change in, or termination of, our relationship with one or more of our major customers could have a material adverse effect on us. Each of our five top toy customers also uses, to some extent, inventory management systems which shift a portion of retailers' inventory risk onto us. Our production of excess products to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us on even our most popular items. If we fail to anticipate a high demand for our products, however, we face the risk that we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, particularly during the Christmas season, and may consequently lose sales.

     The impact of competition and changes to the competitive environment on our products and services.

     Other factors detailed from time to time in our filings with the Securities and Exchange Commission.

     These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires: (i) the term the "Company" and the term "Marvel" each refer to Marvel Enterprises, Inc. (formerly Toy Biz, Inc.), a Delaware corporation, and its subsidiaries; (ii) the term "MEG" refers to Marvel Entertainment Group, Inc., a Delaware corporation, and its subsidiaries, prior to the consummation of the Merger, as defined below, and its emergence from bankruptcy; (iii) the term "Toy Biz, Inc." refers to the Company prior to the consummation of the Merger; (iv) the term "Marvel Licensing" refers to the Marvel Licensing business division of the Company; (v) the term "Marvel Publishing" refers to the Marvel Publishing business division of the Company; and (vi) the term "Toy Biz" refers to the Toy Biz business division of the Company. Unless otherwise indicated, the statement of operations data and statement of cash flows data included in this Report do not include (i) Fleer Corp., Frank H. Fleer Corp. and SkyBox International Inc. (each a wholly-owned subsidiary of the Company), substantially all of the assets of which the Company sold on February 11, 1999 (the "Fleer Sale"), or (ii) Panini SpA("Panini"), which the Company sold on October 5, 1999. Certain of the characters and properties referred to in this Report are subject to copyright and/or trademark protection.

Background

     On October 1, 1998, the Company acquired MEG by means of a merger between MEG and the Company's wholly-owned subsidiary MEG Acquisition Corp. (the "Merger"). Upon consummation of the Merger, the Company changed its name from "Toy Biz, Inc." to "Marvel Enterprises, Inc." The Merger was part of the Fourth Amended Joint Plan of Reorganization for MEG that was confirmed by the United States District Court for the District of Delaware, which had jurisdiction of MEG's chapter 11 case. MEG's chapter 11 case had begun in December 1996 with MEG's filing of a voluntary petition for bankruptcy protection. Prior to the reorganization, MEG was a principal stockholder of Toy Biz, Inc. See "The Reorganization."

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

General

     The Company is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 4,500 characters. The Company operates in the licensing, comic book publishing and toy businesses in both domestic and international markets. The Company's library of characters includes Spider-Man, X-Men, Captain America, Fantastic Four and The Incredible Hulk and is one of the oldest and most recognizable collections of characters in the entertainment industry.

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

     The following are examples of media exposure and licensing opportunities that Marvel Licensing has generated for the Company's characters:

    Television Programs

     Marvel Licensing licenses the Company's characters for use in popular television programs, including Spider-Man, which has appeared on the Fox Kids Television Network since 1994, and X-Men, which has appeared on the Fox Kids Television Network since 1992. In addition, The Incredible Hulk, Fantastic Four, Iron Man and Silver Surfer have aired on syndicated television from time to time in the past. During 1999, Marvel Licensing licensed the Avengers and additional Spider-Man episodes to Fox Kids Television Network.

    Feature Films

     Marvel Licensing has licensed the Company's characters for use in major motion pictures. For example, in March 1999, the Company licensed to Sony Pictures the right to create motion pictures based on the Spider-Man character. The Company received a non-refundable advance against future royalties due from Sony Pictures on revenues generated by the first motion picture to be produced under the license. Sony will be required to make additional advances against royalties due on revenues generated if subsequent motion pictures are produced. The Company also granted Sony Pictures rights to produce television programming based on Spider-Man following the release by Sony of the first Spider-Man motion picture. The Company and Sony Pictures have also agreed to jointly pursue merchandise licensing opportunities for motion picture and television-related merchandise through a jointly owned limited partnership. The Company has retained all other licensing rights with respect to the Spider-Man character.

     The Company currently has licenses with Twentieth Century Fox to produce motion pictures featuring X-Men, Fantastic Four and Silver Surfer. The X-Men film is presently scheduled to be released during July 2000. In addition, the Company currently has outstanding licenses with various film studios for a number of its other characters and additional discussions are ongoing. Under these licenses, the Company generally retains control over merchandising rights and not less than 50% of movie-based merchandising revenues.

    Destination-Based Entertainment

     Marvel Licensing licenses the Company's characters for use at theme parks, shopping malls, special events and restaurants. For example, Marvel Licensing has licensed the Company's characters for use as part of an attraction at the Universal Studios Theme Park in Orlando, Florida. Universal Studios unveiled "Marvel Super Hero Island" featuring Spider-Man, The Incredible Hulk and a number of the Company's other characters in 1999.

    On-line Media

     Marvel Licensing has developed an on-line presence for the Company's characters through the Company's "Marvel.com" and related websites, including the introduction of electronic comics and access to the Company's top writers and artists and plans to extend such presence in 2000.

    Non-Toy Merchandise

     Marvel Licensing licenses the Company's characters for use in a wide variety of consumer products, including apparel, costumes, children's sleepwear, party goods, snack foods, video games, collectibles, posters, footwear, backpacks and linens.

Marvel Publishing

     Marvel Publishing is one of the world's leading publishers of comic books.

     Since 1995, the domestic comic book publishing market has declined primarily as a result of reduced readership, lower speculative purchases and lower selling prices, which in turn caused a contraction in the number of comic book specialty stores.

   Comic Books

     Marvel Publishing has been publishing comic books since 1939 and has developed a roster of more than 4,500 characters, including the following popular characters: Spider-Man; X-Men (including Wolverine, Nightcrawler, Colossus, Storm, Cyclops, Rogue, Bishop and Gambit); Captain America; Fantastic Four (including Mr. Fantastic, Human Torch, Invisible Woman and The Thing); The Incredible Hulk; Thor; Silver Surfer; Daredevil; Iron Man; Dr. Strange; and Ghost Rider. The Company's characters exist in the "Marvel Universe", a fictitious universe which provides a unifying historical and contextual background for the storylines. Marvel Publishing's titles feature classic Marvel super heroes, newly developed Marvel characters, and characters created by other entities and licensed to Marvel Publishing.

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

     For the years ended December 31, 1997, 1998 and 1999, approximately 68%, 81%, and 80%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the direct market. Marvel Publishing distributes its publications through an unaffiliated entity which, in turn, services specialty market retailers and direct market comic book shops.

     For the years ended December 31, 1997, 1998 and 1999, approximately 22%, 10% and 9%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the retail returnable market. The retail returnable market consists of traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandise and national bookstore chains. The distributors sell Marvel Publishing's publications to wholesalers, who in turn sell to the retail outlets. Management issues credit to these distributors for unsold and returned copies. Distribution to national bookstore chains is accomplished through a separate distributor.

     For the years ended December 31, 1997, 1998 and 1999, approximately 3%, 3% and 2%, respectively, of Marvel Publishing's net publishing revenues were derived from subscription sales.

     For the years ended December 31, 1997, 1998 and 1999, approximately 7%, 6% and 9%, respectively, of Marvel Publishing's net publishing revenues were derived from advertising sales and other publishing activities. In most of Marvel Publishing's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. Marvel Publishing permits advertisers to advertise in a broad range of Marvel Publishing's comic book publications which target specific groups of titles that have a younger or older readership.

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

   Products

     Toy Biz has historically marketed a variety of toy products designed for children of different age groups. Toy Biz's current product strategy is to increase sales of Marvel-based toys, which generate higher margins than the Company's other toy product lines. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview." In 1999, approximately 85% of the Company's net toy sales were generated from products not based on the Marvel characters. Toy Biz produces a portion of its products under licenses which it has obtained from third parties. In carrying out its business strategy, Toy Biz continuously monitors existing licensed properties and pursues new licenses where it believes that the new licenses fit with Toy Biz's core product lines, or where they may add to Toy Biz's core product mix.

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

     Boys' Products. Toy Biz is a leading marketer of youth entertainment products for domestic and international markets. These products are based on fictional action adventure characters owned or licensed by the Company. Action figures and accessories developed under license from World Championship Wresting
(WCW) were the most successfully developed of Toy Biz's action figures and accessory line during 1999. Toy Biz also produces and markets a line of Spider-Man and X-Men toys.

     Girls' Products. Toy Biz's girls' business continues to be well received by consumers with new introductions and product line extensions. Kindergarden Babies and Miss Party Surprise lines were the Company's top-selling girls products in 1999.

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

     Games. Toy Biz entered the game market with the introduction of Electronic Talking Rotten Egg in 1998 and in 1999 introduced the popular Electronic Interactive Whac-a-Mole Game, based on the popular arcade game.

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

   Customers, Marketing and Distribution

     Toy Biz markets and distributes its products in the United States and internationally, with sales to customers in the United States accounting for approximately 78%, 84% and 85% of the Company's net toy sales in 1997, 1998 and 1999, respectively.

     Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. Toy Biz's five largest customers include Toys 'R' Us, Inc., Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Target Corp., and Kay-Bee Toys, a division of Consolidated Stores, Inc., which customers accounted in the aggregate for approximately 60%, 66% and 70% of the Company's total toy sales in 1997, 1998 and 1999, respectively. Our customer base for toys is concentrated.

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

Employees

     As of December 31, 1999, the Company employed approximately 800 persons (including operations in Hong Kong and Mexico). The Company also contracts for creative work on an as-needed basis with approximately 530 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

Government Regulations

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

     The Merger, the Equity Securities Issuances, the Secured Creditors Cash Payment, the Unsecured Creditors Cash Payment, the Initial Administration Expense Claims Payment, the Panini Payment, the Panini Guaranty, the Dispute Settlement and Professional Fees Payments, the Capital Contribution, the Refinancing, the Bridge Loan, the Standstill Agreements and the Litigation Trusts, in each case as described below, are referred to in this Report collectively as the "Reorganization."

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


    Equity Securities Issuances

     In connection with the consummation of the Plan, the Company issued (collectively, the "Equity Securities Issuances"):

          (1) 16.9 million shares of 8% Preferred Stock as follows: (a) 7.9 million shares to certain secured creditors of MEG (the "Secured Creditors") and (b) 9.0 million shares to certain purchasers (the "Preferred Stock Investors");

          (2) 13.1 million shares of Common Stock to the Secured Creditors;

          (3) warrants to purchase up to 1.75 million shares of Common Stock at an exercise price of $17.25 per share (the "Plan Warrants") to certain unsecured creditors of MEG (the "Unsecured Creditors"); and

          (4) the following warrants to former stockholders of MEG and holders of certain class securities litigation claims concerning MEG stock
     (collectively, the "MEG Equity Holders"), the Unsecured Creditors and certain other creditors of MEG: (a) three-year warrants to purchase 4 million shares of Common Stock at an exercise price of $12.00 per share (the "Stockholder Series A Warrants"); (b) six-month warrants to purchase 3 million shares of 8% Preferred Stock at an exercise price of between $10.65 and $11.88, based on the date of warrant issuance, per share (the "Stockholder Series B Warrants"); and (c) four-year warrants to purchase 7 million shares of Common Stock at an exercise price of $18.50 per share (the "Stockholder Series C Warrants," and together with the Stockholder Series A Warrants and the Stockholder Series B Warrants, the "Stockholder Warrants"; the Stockholder Warrants and the Plan Warrants, collectively, the "Warrants"). The Stockholder Series B Warrants were issued in three tranches: on October 14, 1998, with an exercise price of $10.65 per share (these warrants expired on April 14, 1999); on December 23 1998, with an exercise price of $10.86 per share (these warrants expired on June 23,
     1999); and on October 17, 1999, with an exercise price of $11.88 per share (these warrants expire on April 17, 2000). The completion of all distributions to the Unsecured Creditors is pending (other than of Stockholder Series B Warrants) until the District Court makes certain determinations concerning the amount of the Unsecured Creditors' allowed claims.

    Secured Creditors Cash Payment

     The Company paid $221.8 million in cash (the "Secured Creditors Cash Payment") to the Secured Creditors. An additional $10 million had been paid to the Secured Creditors in the second quarter of 1998 in connection with the sale of MEG's confectionery business.

    Unsecured Creditors Cash Payment

     The Company deposited money into a trust account that will be used to make a cash payment to the Unsecured Creditors in an amount equal to the lesser of
(i) $2.0 million plus fifteen percent (15%) of the amount of their allowed claims and (ii) $8.0 million (the "Unsecured Creditors Cash Payment"). The Unsecured Creditors Cash Payment will equal $8.0 million plus accrued interest.

    Initial Administration Expense Claims Payment

     The Company agreed to pay in cash all administration expense claims incurred in connection with the Bankruptcy Case (the "Administration Expense Claims"). On the consummation date of the Plan, the Company paid approximately $20.2 million of Administration Expense Claims (the "Initial Administration Expense Claims Payment"). In December 1998, the Company paid approximately $4.2 million of additional Administration Expense Claims and during 1999, the Company paid and additional $10.4 of Administration Expense Claims. The Company estimates that it may be required to pay between $8.5 million and $10.5 million of additional Administrative Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. If the aggregate amount of Administration Expense Claims is in excess of $35 million, Zib Inc. ("Zib"), an affiliate of Mr. Perlmutter, has agreed that Zib or one of its affiliates will lend the Company the amount of the excess in exchange for a five-year promissory note from the Company (the "Excess Administration Expense Claims Note") which would bear interest at 2% above the interest rate on the Notes.

    Panini Payment and Panini Guaranty

     The Company paid $13 million in cash (the "Panini Payment") to certain creditors (the "Panini Creditors") of Panini and issued to the Panini Creditors a deficiency guaranty (the "Panini Guaranty") of up to $27 million of Panini`s United States bank indebtedness. On October 5, 1999, the Company sold Panini to ID4 Holding S.p.A. ("ID4"), a newly created company owned jointly by Fineldo S.p.A., an Italian conglomerate engaged in various consumer product and financing businesses and controlled by Vittorio Merloni, and the Senior Management of Panini. In connection with ID4's purchase of the Panini equity, for which the Company received a nominal price, ID4 also purchased all of Panini's outstanding U.S. bank debt and the Company was released from the Panini Guaranty. The Company made a cash payment of $11.2 million to Panini's bank lenders to obtain its release from the Panini Guaranty. As part of the sale, the Company also entered into an agreement whereby Panini would continue as the Company's international publishing licensee under a five-year license.

    Dispute Settlement and Professional Fees Payments

     The Company paid $3.5 million in cash (the "Dispute Settlement Payment") to certain claimants in the Bankruptcy Case in settlement of disputes. The Company also paid $200,000 (the "Professional Fees Payment") to Dickstein Partners Inc. in reimbursement of professional fees incurred in connection with the purchase of shares of 8% Preferred Stock on October 1, 1998. Dickstein Partners Inc. is an affiliate of Mark Dickstein, who was a director of the Company from October 1998 until October 1999.

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

ITEM 2.  PROPERTIES

     The Company has the following principal properties:


Facility                                   Location                          Square Feet        Owned/Leased
--------                                   --------                          -----------        ------------
Office.....................................New York, New York                    69,000            Leased
Office.....................................New York, New York                    37,000            Leased
Office.....................................New York, New York                    15,000            Leased
Office/Showroom............................New York, New York                    14,100            Leased
Office/Warehouse...........................Yuma, Arizona                         80,000            Owned
Warehouse..................................Fife,Washington                      210,000            Leased
Manufacturing..............................San Luis, Mexico                     190,000            Owned
Office.....................................Santa Monica, California               2,800            Leased


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

International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgment to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to the rights to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character were not resolved. After a trial in February 1999, the Superior Court held that Viacom has no rights with respect to any Spider-Man film to be produced by Sony, the Marvel Parties or any future licensee of the Marvel Parties. Viacom has filed a Notice of Appeal but no date for the appeal has been scheduled. It is the Company's position that the Superior Court's decision was correct and that Viacom has no rights with respect to distribution of a Spider-Man film. Although there can be no assurances, the Company believes that the Superior Court decision will be upheld on appeal.

     Woldfman Litigation. On January 24, 1997, Marvin A. Wolfman ("Wolfman") filed a proof of claim in the bankruptcy cases of MEG and Marvel Characters, Inc. asserting ownership rights to a number of characters that appeared in stories written by Wolfman and published by Marvel Comics during the 1970s. In November 1999 a hearing was held in the United States District Court for the District of Delaware to determine the ownership rights to the characters covered by Wolfman's claim and the matter is sub judice.

     On August 20, 1998, Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation ("New Line"), Time Warner Companies, Inc., the Company, MEG and Marvel Characters, Inc. The complaint in that action alleges that the motion picture Blade (featuring Blade and Deacon Frost which were among the characters included within Wolfman's January 24, 1997 proof of claim), produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work and granted MEG's predecessor in interest only the non-exclusive right to publish the Work in print for Marvel Comics' Tomb of Dracula series. The complaint also charges the defendants in the action with unfair competition and other tortious conduct based upon Wolfman's asserted rights in the Work. The relief sought by the complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. In late August 1998 Wolfman dismissed the complaint against MEG and Marvel Characters, Inc. The action has been stayed against the other named defendants pending the outcome of the November 1999 hearing in Delaware with respect to Wolfman's proof of claim.

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon is the rightful owner of the Captain America character and that the termination notices filed by Simon are invalid and of no legal effect. Simon has asserted a counterclaim in the action seeking a declaration that he is the sole owner of the Captain America character.

     Administration Expense Claims Litigation. Unresolved Administration Expense Claims are pending which seek amounts totaling approximately $16.8 million and additional unresolved Administration Expense Claims are pending which do not seek specified dollar amounts. The Company is contesting all of the unresolved Administration Expense Claims. Although there can be no assurance, the Company expects that it will be required to pay substantially less than the amounts sought by the holders of the Administration Expense Claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for each fiscal quarter indicated, the high and low prices for the Company's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape.

         Fiscal Year                    High                       Low
         -------------                  ---------                  ---------
         1998

         First Quarter                  $ 10 7/16                  $ 6 15/16
         Second Quarter                 $ 11 5/16                  $ 8 15/16
         Third Quarter                  $ 10 7/16                  $ 6 3/8
         Fourth Quarter                 $   6 7/8                  $ 4 5/16

         1999

         First Quarter                  $ 7                        $ 5 3/8
         Second Quarter                 $ 9 3/4                    $ 6 5/8
         Third Quarter                  $ 7 1/2                    $ 5 1/8
         Fourth Quarter                 $ 7 7/8                    $ 4 11/16



     As of March 1, 2000, there were 387 holders of record of the Company's Common Stock.

     The Company has not declared any dividends on the Common Stock. The working capital facility restricts the Company's ability to pay dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected combined or consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended December 31, 1999. The selected financial data of the Company for the years ended December 31, 1998 and 1999 are not comparable to prior periods due to the Company's acquisition of MEG on October 1, 1998. The Company has not paid dividends on its capital stock during any of the periods presented below.


                                                          Year Ended

                                   -------------------------------------------------------------

                                   Dec. 31,     Dec. 31,     Dec.31,      Dec.31,      Dec.31,
                                     1995         1996         1997        1998          1999
                                   ---------    --------     --------     -------      ---------
                                             (in thousands, except per share amounts)
Statement of Operations
      Data:


Net sales....................       $196,395     $221,624    $150,812     $232,076      $319,645
Operating income (loss)......         47,014       27,215     (49,288)     (19,460)          256
Net income (loss) ...........         28,402       16,687     (29,465)     (32,610)      (33,791)
Basic and diluted net income
    (loss) per common share .           1.05         0.61       (1.06)       (1.23)        (1.43)
Preferred dividend requirement          --            105          71        3,380        14,220

At December 31:
Balance Sheet Data:
Working capital (deficit)             85,174      102,192      74,047     (133,392)       91,919
Total assets.................        152,218      171,732     150,906      689,904       654,637
Borrowings...................           --           --        12,000      200,000          --
Other non-current debt.......           --           --          --         27,000       250,000
Redeemable preferred stock...          3,016        1,681        --        172,380       186,790
Stockholders' equity.........        111,332      137,455     107,981      183,624       135,763


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Report.

     Set forth below is a discussion of the financial condition and results of operations of the Company for the three fiscal years ended December 31, 1999. Because of the significant effect of the Reorganization on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Overview

    Net Sales

     The Company's net sales are generated from (i) licensing the Marvel characters for use in merchandise, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books, including related advertising revenues; and (iii) marketing and distributing toys, including toys based on the Marvel characters, proprietary toy products and toys based on properties licensed to the Company from third parties. Licensing, publishing and toys have accounted for 10%, 13% and 77%, respectively, of the Company's net sales for the year ended December 31, 1999. The Company's strategy is to increase the media exposure of the Marvel characters through its media and promotional licensing activities, which it believes will create revenue opportunities for the Company through sales of toys and other licensed merchandise. In particular, the Company plans to focus its future toy business on marketing and distributing toys based on the Marvel characters, which provide the Company with higher margins because no license fees are required to be paid to third parties and, because of media exposure, require less promotion and advertising support than the Company's other toy categories. The Company intends to use comic book publishing to support consumer awareness of the Marvel characters and to develop new characters and storylines.

     The Company records as revenue the present value of licensing fees from its licensing activities at the time the Company's characters are available to the licensee and the collection of licensing fees is reasonably assured. Licensing fees booked as revenue but not yet received are recorded as receivables. Licensing receivables due more than one year beyond the balance sheet date are discounted to their net present value.

   Operating Expenses: Cost of Sales

     There generally is no material cost of sales associated with the licensing of the Company's characters.

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

   Operating Expenses: Depreciation and Amortization

     Depreciation and amortization expense consists of amortization of goodwill and other intangibles, tooling, product design and development, packaging design and depreciation expense. Amortization expense increased significantly as a result of the goodwill created pursuant to the combination of Toy Biz, Inc. and MEG, which is amortized over an assumed 20-year life.

     Tooling and product design and development and packaging design expense, which are attributable to the toy business, are amortized over the life of the respective product.

Results of Operations of the Company

   Year ended December 31, 1999 compared with year ended December 31, 1998

     The Company's net sales increased to $319.6 million for the year ended December 31, 1999 from $232.1 million in the 1998 period. The increase in net sales was partially due to the inclusion of twelve months of licensing and publishing revenues in 1999, while only three months of activity was included in 1998, accounting for an increase of approximately $25.9 million and approximately $28.3 million in licensing and publishing revenues , respectively. Toy Biz sales increased by approximately $33.3 million from 1998 to 1999 primarily due to sales of WCW action figures, a product line that was introduced in 1999 and increased sales of large and small dolls, partially offset by a decline in the sales of Marvel-related product.

     Gross profit increased $64.7 million to $168.8 million for 1999 from $104.1 million in 1998. The inclusion of the licensing and publishing divisions for twelve months in 1999, while included for only three months in 1998, accounted for approximately $25.7 million and approximately $11.9 million, respectively, of the increase while gross profit from the Toy Biz division increased approximately $27.1 million. Gross Profit as a percentage of net sales increased to approximately 53% in 1999 from approximately 45% in 1998. The licensing and publishing divisions produced gross margins of 98% and 44%, respectively. The gross profit margin for the Toy Biz division increased to 49% in 1999 from 44% in 1998 due primarily to a higher percentage of promotional products, that generally have higher gross profit margins, sold during 1999 and various one-time sales adjustments relating to the Company's acquisition of MEG recorded in 1998.

     Selling, general and administrative expense increased $27.5 million to $124.6 million in 1999 from $97.1 million in 1998. Selling, general and administrative expense as a percentage of net sales decreased to approximately 39% in 1999 from approximately 42% in 1998. The selling, general and administrative expenses for the licensing , publishing and corporate divisions increased approximately $29.5 million from $5.6 million in 1998 to approximately $35.1 million in 1999 due to the inclusion of the full-year's activity in 1999.

The Toy Biz division produced a net decrease of approximately $2.0 million from $91.5 million in 1998 to $89.5 million in 1999; however, the 1998 period included $11.7 million of expenses relating to the termination of license agreements resulting from the Company's integration of MEG's operations which did not recur in 1999. Discounting the one-time charges from 1998, the Toy Biz division accounted for an increase of approximately $9.7 million primarily due to increased advertising and royalty expenses related to increase sales of promotional items in 1999.

     Depreciation and amortization expense decreased $1.2 million to $18.1 million in 1999 from $19.3 million in 1998 primarily due to additional amortization expense recorded in 1998 related to early write-offs of discontinued toy products based on Marvel characters as a result of the Bankruptcy Case.

     Amortization of goodwill and other intangibles increased $18.8 million to $25.9 million in 1999 from $7.1 million in 1998. The increase was due to the amortization of goodwill created pursuant to the MEG acquisition completed on October 1, 1998.

     Interest expense increased $22.7 million to $32.1 million in 1999 from $9.4 million in 1998, primarily due to $25.4 million in interest on the Senior Notes in 1999, offset by a reduction in interest expense related to the Bridge Loan from 1998 to 1999.

     As a result of the above, the Company reported a net loss of $33.8 million in 1999 compared to a net loss of $32.6 million in 1998. The Company reported a loss per share after preferred dividends of $1.43 in 1999 compared to a loss per share after preferred dividends of $1.23 in 1998.

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

     Amortization of goodwill and other intangibles increased $6.6 million to $7.1 million in 1998 from $0.5 million in 1997. The increase was due to the amortization of goodwill created pursuant to the MEG acquisition completed on October 1, 1998.

     Interest expense increased $8.6 million to $9.4 million in 1998 from $0.8 million in 1997, primarily due to $8.6 million in interest expense on the Bridge Loan for the fourth quarter of 1998.

     As a result of the above, the Company reported a net loss of $32.6 million in 1998 compared to a net loss of $29.5 million in 1997. The Company reported a loss per share after preferred dividends of $1.23 in 1998 compared to a loss per share after preferred dividends of $1.06 in 1997.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and cash available from the $60.0 million Citibank working capital facility. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay Administration Expense Claims.

     Net cash provided by the Company's operations during fiscal 1997, 1998 and 1999 was $12.8 million, $42.0 million and $0.8 million, respectively.

     At December 31, 1999, the Company had working capital of $91.9 million.

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

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $385,000 as of March 15, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

     On October 1, 1998, the Company sold 9.0 million shares of 8% Preferred Stock at $10 per share for an aggregate of $90.0 million. The 8% Preferred Stock pays quarterly dividends on a cumulative basis on the first business day of January, April, July and October in each year, commencing January 4, 1999. Dividends are payable, at the option of the Board, in cash, in additional shares of 8% Preferred Stock or in any combination thereof. The Company is restricted under the Indenture and under the Citibank Credit Facility from making dividend payments on the 8% Preferred Stock except in additional shares of 8% Preferred Stock. Each share of 8% Preferred Stock may be converted, at the option of its holder, into 1.039 shares of Common Stock. The Company must redeem all outstanding shares of 8% Preferred Stock on October 1, 2011.

     On the consummation date of the Plan, the Company made the Initial Administration Expense Claims Payment of $20.2 million. In December 1998, the Company paid approximately $4.2 million of additional Administration Expense Claims and during 1999 the Company paid an additional $10.4 million of Administration Expense Claims. The Company estimates that it may be required to pay between $8.5 million and $10.5 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay.

     The Company will be required to make the Unsecured Creditors Cash Payment at such time as the amount thereof is determined. The Company deposited $8 million into a trust account to satisfy the maximum amount of such payment. The balance in the trust account as of December 31, 1999 is approximately $8.5 million.

     Capital expenditures (excluding acquisitions) by the Company during fiscal 1997, 1998 and 1999 were approximately $17.7 million, $17.3 million and $21.0 million, respectively.

     The Company believes that cash on hand, cash flow from operations, borrowings available under the Citibank working capital facility and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay Administration Expense Claims.

Seasonality

     The Company's annual operating performance depends, in large part, on its sales of toys during the relatively brief Christmas selling season. During 1997, 1998 and 1999, 67%, 60% and 62%, respectively, of the Company's domestic net toy sales were realized during the second half of the year. Management expects that the Company's toy business will continue to experience a significant seasonal pattern for the foreseeable future. This seasonal pattern requires significant use of working capital mainly to build inventory during the year, prior to the Christmas selling season, and requires accurate forecasting of demand for the Company's products during the Christmas selling season.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item, the report of the independent auditors thereon and the related financial statement schedule required by Item 14(a)(2) appear on pages F-2 to F-30. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in
Note 11 to the December 31, 1999 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth the name, age (as of March 1, 2000) and position of each person who serves as an executive officer or director of the
Company:

Name                            Age  Position

Morton E. Handel..............   64  Chairman of the Board of Directors
Avi Arad......................   52  Director and Chief Creative Officer;
                                       President and Chief Executive Officer of
                                     Marvel Studios

F. Peter Cuneo................   56  President, Chief Executive Officer
                                       and Director
Sid Ganis.....................   60  Director
Shelley F.Greenhaus...........   46  Director
James F. Halpin...............   49  Director
Michael M. Lynton.............   40  Director
Lawrence Mittman..............   49  Director
Isaac Perlmutter..............   57  Director
Rod Perth.....................   56  Director
Michael J. Petrick............   38  Director
Alan Fine.....................   49  President and Chief Executive Officer
                                       of Toy Biz
David J. Fremed...............   39  Senior Vice President and Acting Chief
                                       Financial Officer
William Jemas.................   42  President of Publishing and New Media
Allen S. Lipson...............   57  Executive Vice President, Business and
                                       Legal Affairs and Secretary
Richard Ungar.................   49  President of Marvel Characters Group

Directors

     The  name,  principal   occupation  for  the  last  five  years,   selected
biographical information and period of service as a director of the Company of each director are set forth below.

     Morton E. Handel has been the Chairman of the Board of Directors of the Company since October 1998 and was first appointed as a director of Toy Biz, Inc. in June 1997. Mr. Handel is also the President of S&H Consulting Ltd., a financial consulting group. Mr. Handel has held that position since 1990. Mr. Handel has also held the position of Director and President of Ranger
Industries, Inc. since July 1997. Mr. Handel also serves as a director of Concurrent Computer Corp., and was previously Chairman of the Board of Directors and Chief Executive Officer of Coleco Industries, Inc.

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

     F. Peter Cuneo has served as the Company's President and Chief Executive Officer since July 1999. From September 1998 to July 1999, Mr. Cuneo served as Managing Director of Cortec Group Inc., a private equity fund. From February 1997 to September 1998, Mr. Cuneo was Chairman of Cuneo & Co., L.L.C., a private investment firm. From May 1996 to February 1997, Mr. Cuneo was President, Chief Executive Officer and a Director of Remington Products Company, L.L.C., a manufacturer and marketer of personal care appliances; from May 1993 to May 1996, he was President and Chief Operating Officer at Remington.

     Sid Ganis has been a Director of the Company since October 1999. Mr. Ganis is President of Out of Blue...Entertainment, a provider of motion pictures, television and musical entertainment for Sony Pictures Entertainment and others which he founded, since September 1996. From January 1991 until September 1996, Mr Ganis held various executive positions with Sony Picutres, including Vice
Chairman of Columbia Pictures and President of Worldwide Marketing for Columbia/TriStar Motion Picture Companies.

     Shelley F. Greenhaus has been a Director of the Company since October 1998. Mr. Greenhaus has been the President and Managing Director of Whippoorwill Associates, Inc. ("Whippoorwill"), an investment advisor which he founded, since 1990. Whippoorwill manages investment accounts for a prominent group of institutional and individual investors from around the world.

     James F. Halpin has been a Director of the Company since March 1995. Mr. Halpin retired in March 2000 as President, Chief Executive and Operating Officer and a director of CompUSA Inc., a retailer of computer hardware, software, accessories and related products, which he had been with since May 1993. Mr. Halpin is also a director of both Interphase Corporation, a manufacturer of high-performance networking equipment for computers, and Lowe's Companies, Inc., a chain of home improvement stores.

     Michael M. Lynton has been a Director of the Company since October 1998. Mr. Lynton has been President of AOL International since February 2000 and was Chairman and Chief Executive Officer of The Penguin Group from 1996 until assuming his current position with AOL. From 1987 to 1996, at The Walt Disney Company, Mr. Lynton was President of Hollywood Pictures and President of Disney Publishing--Magazines and Books.

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

     Rod Perth has been a Director of the Company since October 1998. Mr.Perth has been President, Jim Henson Television Group Worldwide since May 1999. From October 1994 until July 1998, Mr. Perth was the President of USA Networks Entertainment at USA Network. At USA Network, Mr. Perth was responsible for the development and production of programming, including programming for the Sci-Fi Channel. Prior to joining USA Network, Mr. Perth served as Senior Vice President, Late Night and Non-Network Programming at CBS Entertainment, where he was instrumental in the resurgence of the CBS Late Night Franchise and was a key member of the team that brought the "Late Show with David Letterman" to CBS. Mr. Perth joined the CBS Entertainment division in 1989 as Vice President, Late Night Programs.

     Michael J. Petrick has been a Director of the Company since October 1998. Mr. Petrick is a Managing Director of Morgan Stanley & Co. Incorporated, and has been with Morgan Stanley since 1989. Mr. Petrick also serves as a Director of CHI Energy, Inc. and Premium Standard Farms, Inc.

     All of the Company's Directors were selected pursuant to the Stockholders' Agreement (as defined, along with other capitalized terms used in this paragraph, in "Certain Relationships and Related Transactions-Stockholders' Agreement"). Messrs. Handel, Arad, Cuneo, Halpin, Mittman and Perlmutter were designated by the Investor Group and Messrs. Ganis, Greenhaus, Lynton, Perth and Petrick were designated by the Lender Group.

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

     David J. Fremed has served as Senior Vice President and Acting Chief Financial Officer of the Company since February 2000. From February 1999 until February 2000, he was Senior Vice President and Chief Financial Officer of Toy Biz. From October 1996 to February 1999, Mr. Fremed served as the Company's Chief Financial Officer and Treasurer. From 1990 to October 1996, Mr. Fremed served as the Vice President/Controller of the Company.

     William Jemas has been President Publishing and New Media since February 2000. Previously he was Executive Vice President, Madison Square Garden Sports from December 1998 until February 2000. From July 1996 until December 1998, he was founder and President of Blackbox, L.L.C. and worked and consulted for several media companies, including Lancet Media, G-Vox Interactive and Hearst Entertainment. From July 1993 until June 1996, Mr Jemas held various executive positions with The Marvel Entertainment Group, including Executive Vice President and President of Fleer Corporation.

     Allen S. Lipson has been the Executive Vice President Business and Legal Affairs and Secretary of the Company since November 1999. From May 1996 until November 1999, Mr. Lipson was Vice President, Administration, General Counsel and Secretary of Remington Products Company L.L.C. and from October 1988 until May 1996 he was Vice Presidient and General Counsel of Remington.

     Richard Ungar has served as the President of Marvel Character Group since October 1999. From May 1999 until October 1999, he was a consultant for Marvel and from October 1998 until May 1999, Mr. Ungar was Chairman of BKM, Inc., a children's television network. From January 1997 until October 1998, Mr. Ungar was an independent consultant/producer and from January 1992 until January 1997, he held various postions with New World Entertainment, including President of Prgramming and President and C.E.O. of New World Animation.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and ten-percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of Forms 3, 4 and 5 available to the Company and written representations from certain of the directors, officers and ten-percent stockholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than ten percent of the Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 1999, with the exception of a Form 3 for Sid Ganis (to report his status as a director) which was filed late.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officers of the Company during 1999 and the Company's four most highly compensated executive officers, other than the Company's Chief Executive Officers, who were serving as executive officers of the Company on December 31, 1999 (the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

                           Summary Compensation Table

                                                                                                          Long-Term

                                                             Annual Compensation(1)                        Compensation
                                                   ----------------------------------------------------       ------------
                                                                                          Other Annual      Securities Underlying
Name and Principal Position                           Year     Salary($)     Bonus(2)     Compensation       Options (#)
---------------------------                        ---------   --------     ---------     -------------    --------------------

F. Peter Cuneo (4)                                    1999     $295,000     $  490,000                        750,000
     President and Chief Executive
     Officer

Eric Ellenbogen (5)                                   1999      444,231      2,500,000(6)
     President and Chief Executive                    1998       57,692         ----                          720,000
     Officer

Alan Fine (7)                                         1999      500,000        225,000         $5,673(3)      200,000
        President and Chief Executive Officer         1998      425,000        307,001                        300,000
        of the Company's Toy Biz Division             1997      400,000        302,816

Avi Arad (8)                                          1999      375,000        201,563        109,774(9)
     Chief Creative Officer of the                    1998      375,000         ----                        1,000,000
     Company and President and Chief Executive        1997      375,000         ----
     Officer of the Company's Marvel Studios
     Division

Robert S. Hull (10)                                   1999      272,403       225,000           3,854(3)      200,000
     Executive Vice President and Chief
     Financial Officer

William H. Hardie, III (11)                           1999      260,000       248,958           4,168(3)
     Executive Vice President,                        1998      260,000        25,000                         100,000
     Business Affairs                                 1997       83,539        10,000


(1) Does not include value of perquisites and other personal benefits for any Named Executive Officer (other than Mr. Arad) since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.

(2) Bonus amounts shown are those accrued for and paid in or after the end of the year.

(3) Amounts shown are the Company matching contributions to the Company's 401(k) Plan

(4)  Mr. Cuneo's employment with the Company commenced in July 1999.

(5) Mr. Ellenbogen's employment with the Company commenced in December 1998 and terminated in July 1999.

(6)  Payment in connection with termination of Mr. Ellenbogen's employment.

(7) Mr. Fine commenced employment with the Company in May 1996, and was appointed as the President and Chief Executive Officer of the Company's Toy Biz division in the fourth quarter of 1998.

(8) Mr. Arad's employment with the Company commenced in October 1998. Amounts shown for periods prior to October 1, 1998 represent consulting fees received by Mr. Arad.

(9)  Amounts shown for company provided automobile and  driver.

(10) Mr. Hull's employment with the Company commenced in February 1999 and terminated in February 2000.

(11) Mr. Hardie's employment with the Company commenced in September 1997 and terminated in December 1999.


Option Grants Table

     The following table shows the Company's grants of stock options to the Named Executive Officers in 1999. Each stock option grant was made under the Stock Incentive Plan, which became unconditionally effective on January 20, 1999. No SARs (stock appreciation rights) were granted by the Company in 1999.


                                  Number of      Percent of

                                  Shares of        Total                               Potential Realizable
                                 Common Stock     Options                               Value at Assumed Annual
                                  Underlying     Granted to   Exercise                   Rates of Stock Price
                                Options Granted   Employees    Price      Expiration        Appreciation
        Name                       in 1999         in 1999    per share     Date          for Option Terms
 ------------------------       ---------------  ----------   --------    ---------     ----------------------
                                                                                           5%          10%
                                                                                        ----------   ----------

F. Peter Cuneo (1).............     750,000         35.4%        7.250     7/21/09      $3,419,644   $8,665,744
Alan Fine (2)..................     200,000          9.4%        6.375      3/5/09         801,848    2,031,968
Robert S. Hull (3) ............     200,000          9.4%        6.500      2/5/09         817,750    2,071,810


(1) Mr. Cuneo's options become exercisable in four equal installments: options to buy 187,500 shares of Common Stock are exercisable immediately and options to buy an additional 187,500 shares of Common Stock become exercisable on each of July 19, 2000, July 19, 2001 and July 19, 2002.

(2) Mr. Fine's options become exercisable in three equal installments: options to buy 66,667 shares of Common Stock are exercisable on each of March 5, 2000, March 5, 2001 and March 5, 2002.

(3) Mr. Hull's options were scheduled to become exercisable in three equal installments: options to buy 66,667 shares of Common Stock became exercisable on February 5, 2000 and options for an additional 66,667 were to become exerciseable on February 5, 2001 and February 5, 2002. Mr. Hull's employment with the Company terminated in February 2000 and accordingly, all options exercisable in 2001 and 2002 were terminated.

Year-End 1999 Option Value Table

     The following table shows the number and value of exercisable and unexercisable stock options held by the Named Executive Officers at December 31, 1999. Mr. Hardie exercised 25,000 options in December 1999. No other Named Executive Officers exercised stock options during 1999.


                                                    Number of Shares of                     Value of
                                                  Common Stock Underlying                 Unexercised
                                                  Unexercised Options at            In-the-Money Options at
Name                                                   Year-End (1)                         Year-End
----------------------                          -----------------------------    ------------------------------
                                                Exercisable     Unexercisable    Exercisable      Unexercisable
                                                -----------     -------------    -----------      -------------

Eric Ellenbogen..............................     240,000          480,000        ------          --------
F. Peter Cuneo...............................     187,500          562,500       ------           --------
Avi Arad.....................................     500,000          500,000       ------           --------
Alan Fine....................................     150,000          350,000       ------           --------
Robert S. Hull...............................   ---------          200,000       ------           --------
William H. Hardie, III.......................   ---------      -----------       ------           --------


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

Employment Agreements

     The Company has entered into employment agreements with each of the following executive officers: Avi Arad, the Company's Chief Creative Officer and the President and Chief Executive Officer of the Company's Marvel Studios Division; F. Peter Cuneo, the President and Chief Executive Officer of the Company; Alan Fine, the President and Chief Executive Officer of the Company's Toy Biz Division; David J. Fremed, the Acting Chief Financial Officer of the Company; Bill Jemas, President of Publishing and New Media; Allen S. Lipson, the Executive Vice President, Business and Legal Affairs of the Company and Richard Ungar, President of Marvel Characters Group. In July 1999 the Company entered into a separation agreement with Mr. Ellenbogen.

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

     In addition, the Company and Arad Associates, of which Mr. Arad is the sole proprietor, are parties to a license agreement which provides that Arad
Associates is entitled to receive royalty payments on net sales of Marvel-character-based toys and on net sales of non-Marvel-character-based toys of which Mr. Arad is the inventor of record. In no event, however, may the total royalties payable to Arad Associates during any calendar year exceed $7.5 million. The Company accrued royalties to Mr. Arad for toys he invented or designed of approximately $3.6 million, $4.3 million and $3.0 during the years ended December 31, 1997, 1998 and 1999, respectively. In September 1998, the license with Arad Associates was amended to provide that Arad Associates will receive an annual royalty of $650,000 for products based on the Marvel characters (the former royalty rate was 4%). The amendment leaves intact a provision that Arad Associates is to receive a negotiated royalty not to exceed 5% of net sales of products not based on the Marvel characters.

     Employment Agreement with Mr. Cuneo. Pursuant to his employment agreement, Mr. Cuneo has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on July 21, 2002. Under his employment agreement, Mr. Cuneo receives a base salary, subject to discretionary increases, of $650,000. Starting in 2000, Mr. Cuneo will be eligible to earn an annual bonus based on the attainment of certain performance goals. The target annual bonus is equal to 60% of Mr. Cuneo's base salary. Mr. Cuneo also receives a $1,500 monthly automobile allowance and is entitled to participate in employee benefit plans available to similarly situated employees of the Company. The Company has agreed to provide Mr. Cuneo with a suitable apartment in Manhattan for up to one year, and the Company will pay Mr. Cuneo a $25,000 relocation allowance if he relocates his primary residence to the New York City metropolitan area during the term of his employment.

         Pursuant to his employment agreement, Mr. Cuneo has been granted options to purchase 750,000 shares of Common Stock. The options vest over a three-year period. The options become exercisable in full upon a change in control of the Company.

     Employment Agreement with Mr. Fine. Pursuant to his employment agreement, Mr. Fine has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on March 1, 2001 Under his employment agreement, Mr. Fine receives a base salary, subject to discretionary increases, of $500,000. Mr. Fine is eligible to earn an annual bonus based on the attainment of certain performance goals. The employment agreement further provides for participation in the Company's stock option plan as determined by the Board and provides that Mr. Fine shall be entitled to receive a grant of options to purchase 200,000 shares of Common Stock (in addition to the options previously granted to Mr. Fine to purchase 300,000 shares of Common Stock). Mr. Fine also receives a $1,000 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees.

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

     Employment Agreement with Mr. Jemas. Pursuant to his employment agreement, Mr. Jemas has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on February 15, 2001. Under his employment agreement, Mr. Jemas receives a base salary, subject to discretionary increases, of $275,000. The employment agreement provides for a sign-on bonus of $100,000 payable in two installments of $50,000 each and a bonus for 2000 equal to at least 50% of his base salary for the year. Mr. Jemas also receives a $1,100 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees. The employment agreement further provides for participation in the Company's stock option plan as determined by the Board and provides that Mr. Jemas shall be entitled to receive a grant of options to purchase 125,000 shares of Common Stock

     Employment Agreement with Mr. Lipson. Pursuant to his employment agreement, Mr. Lipson has agreed to render his services to the Company for a term of employment expiring on November 15, 2002. Under his employment agreement, Mr. Lipson receives a base salary, subject to discretionary increases, of $325,000. Mr. Lipson is entitled to a bonus for 1999 of $180,000 and thereafter, is eligible to earn an annual bonus based on the attainment of certain performance goals. Mr. Lipson also receives a $1,200 monthly automobile allowance and is entitled to participate in employee benefit plans available to similarly situated employees of the Company. The Company has agreed to provide Mr. Lipson with a suitable apartment in Manhattan for up to one year. Pursuant to his employment agreement, Mr. Lipson has been granted options to purchase 150,000 shares of Common Stock. The options will vest over a three-year period.

     Employment and Agreement with Mr.Ungar. Pursuant to his employment agreement, Mr. Unger has agreed to render his services to the Company for a term of employment expiring on October 25, 2002. Under his employment agreement, Mr. Unger receives a base salary, subject to discretionary increases, of $325,000. Mr. Unger is entitled to a bonus for 1999 of $140,000 and thereafter, is eligible to earn an annual bonus based on the attainment of certain performance goals. Mr. Ungar also receives a $1,300 monthly automobile allowance and is entitled to participate in employee benefit plans available to similarly situated employees of the Company. Pursuant to his employment agreement, Mr. Unger has been granted options to purchase 200,000 shares of Common Stock. The options will vest over a three-year period.

     In addition, the Company and Brentwood Television Funnies, Inc. ("Brentwood"), of which Mr. Unger is the sole shareholder, are parties to a Loan Out Agreement under which Brentwood agrees to provide the services of Mr. Unger as Executive Producer on all television programs involving Marvel characters for a term expiring on October 25, 2002. Under the agreement, Brentwood receives a producer fee of $175,000 per year, subject to discretionary increases.

     Separation Agreements with Mr. Ellenbogen. Pursuant to a separation agreement with the Company entered into in July 1999, Mr. Ellenbogen's employment with the Company as President and Chief Executive Officer terminated in that month. Under his separation agreement, Mr. Ellenbogen received a payment of $2,500,000. The separation agreement also provides that Mr. Ellenbogen's options to buy an additional 480,000 shares of Common Stock become exercisable in the event of certain changes in control of the Company before January 15, 2001, but otherwise will not become exercisable. Mr. Ellenbogen's other stock options have been terminated.

     Termination Provisions. The employment agreements of Messrs Cuneo, Fine, Jemas, Lipson and Unger and the Loan Out Agreement with Brentwood, provide that, in the event of termination, the executive is entitled to certain payments and benefits depending on the circumstances of the termination. Upon a change in control of the Company, the executive is entitled to a severance payment equal to two times the sum of his then-current base salary and the average of the two most recent annual bonuses paid. If any payments to the executive under his employment agreement ("Parachute Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the executive will be entitled to receive an additional payment from the Company (a "Gross-Up Payment") in an amount such that the executive retains, after the payment of all taxes, an amount of the Gross-Up Payment equal to the excise tax imposed on the Parachute Payments.

     Confidential Information and Related Provisions. Each of the employment agreements with Messrs. Arad, Cuneo, Fine, Fremed, Jemas, Lipson and Unger prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and otherwise provides that all inventions made by the employees during their employment belong to the Company. In addition, those employees agree during their employment, and for one year thereafter, not to engage in any competitive business activity.

Compensation Committee Interlocks and Insider Participation

     Messrs. Handel, Halpin, Lynton, Perlmutter and Petrick serve now, and served during 1999, on the Company's Compensation and Nominating Committee. None of the individuals mentioned above was an officer or employee of the Company, or any of its subsidiaries, during 1999 or formerly. Mr. Handel is, and Mr. Perlmutter once was, the Company's non-executive Chairman of the Board.

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

     The Stockholders' Agreement provides that its parties will take such action as may reasonably be in their power to cause the Board to include, subject to certain conditions, six directors designated by the Investor Group and five directors designated by the Lender Group. The number of directors that the Investor Group and the Lender Group may designate will be reduced following June 30, 2000 in the event of decreases in beneficial ownership of capital stock of the Company below certain pre-determined levels, as set forth in the Stockholders' Agreement. The Stockholders' Agreement provides for the creation of various committees of the Board as well as the composition of those committees.

     The parties to the Stockholders' Agreement have the power to vote, in the aggregate, approximately 55.8% in combined voting power of the outstanding shares of Common Stock and 8% Preferred Stock. The 55.8% figure does not include shares beneficially owned by the Dickstein Entities. Those shares are covered by the Stockholders' Agreement, but the Company does not know the number of those shares. The Dickstein Entities beneficially own less than 5% of the Common Stock and no longer file ownership reports on Schedules 13D or 13G with the Securities and Exchange Commission.

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

    Tangible Media Advertising Services

     Tangible Media, a corporation which is wholly owned by Mr. Perlmutter, acts as the Company's media consultant in placing certain of the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. Tangible Media received payments of fees and commissions from the Company totaling approximately $1,274,000, $1,147,000 and $1,170,000 in 1997, 1998 and 1999, respectively. The
Company retains the services of a non-affiliated media consulting agency on matters of advertising creativity.

    Employee, Office Space and Overhead Cost Sharing Arrangements

     The Company and Tangible Media have shared certain space at the Company's principal executive offices and related overhead expenses. Since 1994, Tangible Media and the Company have been parties to an employee, office space and overhead cost sharing agreement governing the Company's sharing of employees, office space and overhead expenses (the "Cost Sharing Agreement"). Under the Cost Sharing Agreement, any party thereto may through its employees provide services to another party, upon request, whereupon the party receiving services shall be obligated to reimburse the providing party for the cost of such employees' salaries and benefits accrued for the time devoted by such employees to providing services. Under the Cost Sharing Agreement, Tangible Media is obligated to reimburse the Company for 18% of the rent paid under the sublease for the space, which obligations reflect the approximate percentage of floor space occupied by Tangible Media. The Cost Sharing Agreement also requires Tangible Media to reimburse the Company for any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile services, in proportion to its percentage occupancy. The Cost Sharing Agreement is coterminous with the term of the Company's sublease for its executive offices. The Company paid approximately $38,000 and $147,000 in 1997 and 1998, respectively, to Tangible Media under this Agreement. However, under this Agreement, Tangible Media paid approximately $155,000 to the Company in 1999.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock and 8% Preferred Stock, as of March 15, 2000, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock or 8% Preferred Stock (based, in part, upon copies of all Schedules 13D and 13G provided to the Company), (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Because the voting or dispositive power of certain shares listed in the table is shared, the same securities are sometimes listed opposite more than one name in the table and the sharing of voting or dispositive power is described in a footnote. The total number of shares of Common Stock and 8% Preferred Stock listed below for directors and executive officers as a group eliminates such duplication.

          Each share of 8%  Preferred  Stock is  convertible  by its holder into
1.039 shares of Common Stock. The table assumes that no unexercised warrants for the purchase of stock of the Company have been exercised. As far as the Company is aware, none of the stockholders named in the table owns any warrants for the purchase of stock of the Company.

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


                    Shares of Common Stock Beneficially Owned

                                           Sole Voting       Shared Voting     Sole Dispositive    Shared Dispositive
                                              Power              Power              Power               Power
                                        -----------------   ----------------   -----------------   -------------------
Five Percent Stockholders,
       Directors                        Percent    Percent            Percent             Percent             Percent
    and Executive Officers              Number    of Class  Number    of Class   Number   of Class  Number    of Class
--------------------------------        --------  -------- ---------- -------   --------  -------- --------- ---------

Avi Arad (1)(2).......................     --         *    30,105,992   65.6%    4,650,000 13.6%       --       *
    1698 Post Road East
    Westport, Connecticut 06880
Isaac Perlmutter(2)(3)................     --         *    30,105,992   65.6%   14,443,029 37.5%       --       *
    P.O. Box 1028
    Lake Worth, Florida 33460
The Chase Manhattan Corporation(2)(4)..    --         *    30,105,992   65.6%    2,180,334  6.3%       --       *
    270 Park Avenue
    New York, New York 10017
Morgan Stanley & Co.
Incorporated(2)(5).....................    --         *    30,105,992   65.6%       --        *     5,163,449  14.1%
    1585 Broadway
    New York, New York 10036
Whippoorwill Associates, Inc.
as agent of and/or general
partner for certain institutions
and funds (6)..........................    --         *     3,745,927   10.4%       --        *     3,745,927  10.4%
    11 Martine Avenue
    White Plains, NY 10606
Value Partners, Ltd.(7)..............  4,360,420     12.4%     --         *      4,360,420   10.4%     --        *
    Suite 808
    4514 Cole Avenue
    Dallas, Texas 75205
Mark H. Rachesky, M.D. (8)...........      --         *     2,115,042   5.9&        --        *     2,115,042  5.9%
Morton E. Handel (9).................     27,667      *        --        *          --        *        --        *
F. Peter Cuneo (10)..................    187,714      *        --        *          --        *        --        *
Sid Ganas(11)........................     16,667      *        --        *          --        *        --        *
Shelley F. Greenhaus (12)............     26,667      *        --        *          --        *        --        *
James F. Halpin (13).................     31,667      *        --        *          --        *        --        *
Michael M. Lynton (13)...............     26,667      *        --        *          --        *        --        *
Lawrence Mittman (13)................     26,667      *        --        *          --        *        --        *
Rod Perth (13).......................     26,667      *        --        *          --        *        --        *
Michael J. Petrick...................       --        *        --        *          --        *        --        *
Alan Fine (14).......................    216,667      *        --        *          --        *        --        *
David J. Fremed (15).................     50,000      *        --        *          --        *        --        *
William Jemas........................       --        *        --        *          --        *        --        *
Allen S. Lipson .....................      1,000      *        --        *          --        *        --        *
Richard Ungar........................       --        *        --        *          --        *        --        *
Eric Ellenbogen(16)..................    240,000      *        --        *          --        *        --        *
William H. Hardie, III (17)..........       --        *        --        *          --        *        --        *
Robert S. Hull(18)...................     66,667      *        --        *          --        *        --        *
All current  executive  officers and
   directors as a group
   (16 persons)(2)(19)..............     445,169    1.3%   30,105,992  65.6%    19,809,413   57.0%     --        *

-------------------
* Less than 1%.

(1) Figures include 500,000 shares of Common Stock subject to stock options granted to Mr. Arad pursuant to the Stock Incentive Plan which are immediately exercisable. Mr. Arad is a party to the Stockholders'
     Agreement. Except for the 4,650,000 shares over which Mr. Arad may be deemed to have sole dispositive power, shares over which Mr. Arad may be deemed to have shared voting power (which include shares of Common Stock underlying 10,562,661 shares of 8% Preferred Stock) are beneficially owned by other parties to the Stockholders' Agreement and it is only by reason of Mr. Arad's position as a party to the Stockholders' Agreement that Mr. Arad may be deemed to possess that shared voting power.

(2) Figures in the table and in the footnotes for the number of shares beneficially owned by parties to the Stockholders' Agreement do not include shares beneficially owned by Dickstein Partners Inc. and certain of its affiliates that are signatories to the Stockholders' Agreement. Shares of Common Stock beneficially owned by Dickstein Partners Inc. and those affiliates are covered by the Stockholders' Agreement, but the Company does not know the number of those shares. Dickstein Partners Inc. and its affiliates beneficially own less than 5% of the Common Stock and no longer file ownership reports on Schedules 13D or 13G with the Securities and Exchange Commission.

(3)  Mr. Perlmutter is a party to the Stockholders' Agreement.

     (a) Figures include 13,334 shares of Common Stock subject to stock options granted to Mr. Perlmutter pursuant to the Stock Incentive Plan which are immediately exercisable. Other shares over which Mr. Perlmutter may be deemed to have sole dispositive power are directly held as follows:



                               Holder                                Shares of Common Stock    Shares of 8% Preferred Stock
     ---------------------------------------------------------       ----------------------    ----------------------------
     Zib.........................................................            9,256,000                --
     The Laura and Isaac Perlmutter Foundation Inc...............              250,000                --
     Object Trading Corp.........................................               33,500            3,856,390
     Classic Heroes, Inc.........................................                    0              255,000
     Biobright Corporation.......................................                    0              255,000
     Isaac Perlmutter T.A........................................                    0              320,998
     Isaac Perlmutter............................................               20,000                --

     The sole stockholder of Zib, a Delaware corporation, is Isaac Perlmutter T.A., a Florida trust (the "Perlmutter Trust"). Mr. Perlmutter is a trustee and the sole beneficiary of the Perlmutter Trust, and may revoke it at any time. Mr. Perlmutter is a director and the president of the Laura and Isaac Perlmutter Foundation Inc., a Florida not-for-profit corporation. Mr. Perlmutter is the sole stockholder of (i) Object Trading Corp., a Delaware corporation, (ii) Classic Heroes, Inc., a Delaware corporation and (iii) Biobright Corporation, a Delaware corporation. Mr. Perlmutter may be deemed to possess (i) the power to vote and dispose of the shares of Common Stock directly held by Zib, Object Trading Corp., Classic Heroes, Inc., Biobright Corporation and the Perlmutter Trust and (ii) the power to direct the vote and disposition of the shares of Common Stock directly held by the Laura and Isaac Perlmutter Foundation Inc.

     (b) Except for the 14,443,029 shares over which Mr. Perlmutter may be deemed to have sole dispositive power (which include shares of Common Stock underlying 4,687,388 shares of 8% Preferred Stock), shares over which Mr. Perlmutter may be deemed to have shared voting power (which include shares of Common Stock underlying 10,562,661 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Mr. Perlmutter and it is only by reason of Mr.
     Perlmutter's position as a party to the Stockholders' Agreement that Mr. Perlmutter may be deemed to possess that shared voting power.

(4) (a) Shares over which The Chase Manhattan Corporation, a Delaware corporation, may be deemed to have sole dispositive power are held directly by The Chase Manhattan Bank, a New York corporation that is wholly owned by The Chase Manhattan Corporation. The Chase Manhattan Bank is a party to the Stockholders' Agreement.

     (b)  Except  for the  2,180,334  shares  over  which  The  Chase  Manhattan
     Corporation may be deemed to have sole dispositive power (which include shares of Common Stock underlying 858,092 shares of 8% Preferred Stock), shares over which The Chase Manhattan Corporation may be deemed to have shared voting power (which include shares of Common Stock underlying 10,562,661 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with The Chase Manhattan Corporation and it is only by reason of The Chase Manhattan Bank's position as a party to the Stockholders' Agreement that The Chase Manhattan Corporation may be deemed to possess that shared voting power.

(5) Morgan Stanley is a party to the Stockholders' Agreement. Morgan Stanley shares dispositive power over 5,163,449 shares with its parent, Morgan Stanley Dean Witter & Co. Except for those 5,163,449 shares (which include shares of Common Stock underlying 2,681,047 shares of 8% Preferred Stock), shares over which Morgan Stanley may be deemed to have shared voting power (which include shares of Common Stock underlying 10,562,661 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Morgan Stanley and it is only by reason of Morgan Stanley's position as a party to the Stockholders' Agreement that Morgan Stanley may be deemed to possess that shared voting power.

(6) Whippoorwill may be deemed to be the beneficial owner of these shares (which include shares of Common Stock underlying 2,278,284 shares of 8% Preferred Stock) because it has discretionary authority with respect to the investments of, and acts as agent for, the direct holders of the shares. Whippoorwill disclaims any beneficial ownership of Common Stock or 8% Preferred Stock except to the extent of Whippoorwill's pecuniary interest in that stock, if any. Whippoorwill, as agent of and/or general partner for certain institutions and funds, is a party to the Stockholders' Agreement. Figures include 76,747 shares of Common Stock (which include shares of Common Stock underlying 46,545 shares of 8% Preferred Stock) that are not subject to the Stockholders' Agreement.

(7) Timothy G. Ewing, as managing general partner of Value Partners, Ltd., may direct the vote and disposition of the shares beneficially owned by Value Partners, Ltd. and may also direct the vote and disposition of an additional 1,990 shares of Common Stock that he beneficially owns.

(8) Based on a Schedule 13G filed with the Securities and Exchange Commission on November 12, 1999 by (i) MHR Institutional Partners LP, a Delaware limited partnership ("Institutional Partners"); (ii) MHRM Partners LP, a Delaware limited partnership ("MHRM"); (iii) MHR Capital Partners LP, a Delaware limited partnership ("Capital Partners"); (iv) MHR Institutional Advisors LLC, a Delaware limited liability company ("Institutional Advisors") and the general partner of Institutional Partners and MHRM; (v) MHR Advisors LLC, a Delaware limited liability company ("Advisors") and the general partner of Capital Partners; and (vi) Mark H. Rachesky, M.D., the managing member of Institutional Advisors and Advisors. Each party named in this footnote has an office at 40 West 57th Street, 33rd Floor, New York, NY 10019. Figures include shares of Common Stock underlying 1,957,663 shares of 8% Preferred Stock.

(9) Figures include 33,334 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(10) Figures include 187,500 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable and 214 shares of Common Stock, of which Mr. Cuneo disclaims beneficial ownership, owned by Mr. Cuneo's son.

(11) Figures include 6,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(12) Figures include 13,334 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable. Does not include shares held by various institutions and funds with respect to whose investments Whippoorwill has discretionary authority and for which Whippoorwill acts as agent. Mr. Greenhaus is the president and managing director of Whippoorwill. Mr. Greenhaus disclaims beneficial ownership of the shares of Common Stock and 8% Preferred Stock owned by discretionary accounts managed by Whippoorwill as set forth above except to the extent of his pecuniary interest in that stock, if any.

(13) Figures include 13,334 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(14) Figures include 216,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(15) Figures include 50,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(16) Mr. Ellenbogen is no longer employed by the Company. Figures include 240,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(17) Mr. Hardie is no longer employed by the Company.

(18) Mr.  Hull is no longer  employed by the  Company.  Figures  include  66,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(19) Figures include 625,836 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of certain relationships and related transactions involving individuals who served during 1999 on the Board's Compensation and Nominating Committee (or its predecessor), see "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation."

Notes Offering

       Morgan Stanley, a beneficial owner of more than 5% of the Company's Common Stock, acted as a placement agent in the previously described Notes Offering, which the Company completed on February 25, 1999. The Notes were offered only (i) to qualified institutional buyers under Rule 144A of the Securities Act and (ii) outside the United States in compliance with Regulation
S. As a placement agent, Morgan Stanley purchased the Notes from the Company at a discount. The Company and certain of its subsidiaries, on the one hand, and the placement agents (including Morgan Stanley), on the other hand, agreed to indemnify each other against certain liabilities in connection with the Notes Offering, including liabilities under the Securities Act.

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

     (b) Reports on Form 8-K. During the last quarter of 1999, the Company filed the following Current Reports on Form 8-K:

                    1. Current Report on Form 8-K dated October 14, 1999, reporting Items 5 and 7.

         (c)      Exhibits.  See the Exhibit Index immediately below.

                                  EXHIBIT INDEX
Exhibit No.

2.1 Fourth Amended Joint Plan of Reorganization for Marvel Entertainment Group, Inc. dated July 31, 1998 and filed with the United States District Court for the District of Delaware on July 31, 1998, with attached exhibits. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

2.2 Asset Purchase Agreement by and among Fleer Corp., Frank H. Fleer Corp. and SkyBox International Inc. and Golden Cycle, LLC, dated as of January 29, 1999. (Incorporated by reference to Exhibit 2.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)


3.1       Restated  Certificate of Incorporation.  (Incorporated by reference to
          Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

3.2 Bylaws (as restated and amended). (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

4.1       Article V of the Restated  Certificate of  Incorporation  (see Exhibit
          3.1,  above),   defining  the  rights  of  holders  of  Common  Stock.

4.2 Article VI of the Restated Certificate of Incorporation (see Exhibit 3.1, above), defining the rights of holders of 8% Preferred Stock.

4.3 Indenture, dated as of February 25, 1999, defining the rights of holders of 12% senior notes due 2009. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

4.4 Plan Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

4.5 Class A Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

4.6 Class B Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

4.7 Class C Warrant Agreement, dated as of October 1, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

10.1 Revolving Credit Facility between the Company and Citibank N.A. dated as of April 1, 1999. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

10.2 Security Agreement, dated as of April 1, 1999, among the Company, the subsidiary guarantors party thereto and Citibank N.A., as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

10.3 Stockholders' Agreement, dated as of October 1, 1998, by and among the Registrant, Avi Arad, the Dickstein Entities (as defined therein), the Perlmutter Entities (as defined therein), The Chase Manhattan Bank, Morgan Stanley & Co. Incorporated, and Whippoorwill Associates, Incorporated, as agent of and/or general partner for certain accounts. (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)

10.4 Stock Purchase Agreement, dated as of October 1, 1998, by and among the Registrant and Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)

10.5 Registration Rights Agreement, dated as of October 1, 1998, by and among the Registrant, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust - 1997, and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)

10.6 Registration Rights Agreement, dated as of December 8, 1998, by and among the Registrant, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc. (Incorporated by reference to Exhibit
          10.4 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1998.)

10.7 Registration Rights Agreement, dated February 25, 1999, by and among the Registrant, certain subsidiaries of the Registrant, Morgan Stanley & Co. Incorporated and Warburg Dillon Read LLC. (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.8 Lease dated as of July 1, 1986, between 387 P.A.S. Enterprises and Cadence Industries Corporation (9th Floor). (Incorporated by reference to Exhibit 10.7 to the Registration Statement of Marvel Entertainment Group, Inc. on Form S-1, File No. 33-40574, dated May 14, 1991.)

10.9 Lease Modification and Extension Agreement dated as of July 1, 1991, between 387 P.A.S. Enterprises and the Marvel Entertainment Group, Inc. (9th, 10th, 11th and 12th Floors). (Incorporated by reference to
          Exhibit 10.9 to the Annual Report on Form 10-K of Marvel Entertainment Group, Inc. for the fiscal year ended December 31, 1991.)

10.10 Lease, dated December 3, 1993, by and between 200 Fifth Avenue Associates and the Registrant. (Incorporated by reference to Exhibit
          10.4 to the Company's Registration Statement on Form S-1, File No. 33-87268.)

10.11 Sublease, dated December 19, 1996, by and between Gruner & Jahr USA Publishing and the Registrant. (Incorporated by reference to Exhibit
          10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

10.12 License Agreement, dated March 1, 1993, by and between the Registrant and Gerber Products Company as amended by Amendment thereto, dated April 5, 1995. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-87268 and
          Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.) (Confidential treatment has been requested for a portion of this exhibit.)

10.13 Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Registrant. (Incorporated by reference to Exhibit
          10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.14 Separation Agreement made on July 16, 1999 by and between Eric Ellenbogen and the Company.(Incorporated by reference to Exhibit 10.3 of the Company's Quartely Report on Form 10-Q for the quarter ended June 30, 1999)*

10.15 Employment Agreement between the Company and F. Peter Cuneo, dated as of July 19, 1999. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.16 Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)*


10.17 Employment Agreement by and between the Company and Alan Fine, dated as of March 1, 1999. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.18 Employment Agreement, dated as of January 1, 1998, by and between David J. Fremed and the Company. (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.)*

10.19 Employment Agreement, dated as of October 29, 1999, between the Company and Richard Ungar.*

10.20 Loan Out Agreement, dated as of October 29, 1999, between the Company and Brentwood Television Funnies, Inc..*

10.21 Employment Agreement, dated as of October 29, 1999, between the Company and Allen S. Lipson.*

10.22 Employment Agreement, dated as of January 26, 2000, between the Company and Bill Jemas.*

10.23 1998 Stock Incentive Plan. (Incorporated by reference to Annex A of the Company's Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on December 30, 1998.)*

10.24 Amended and Restated Master Agreement, dated as of November 19, 1997, by and among the Registrant, certain secured creditors of Marvel and certain secured creditors of Panini SpA and Amendments 1 and 2 thereto. (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.25 Amended and Restated Proxy and Stock Option Agreement, dated as of November 19, 1997, between the Company and Avi Arad (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 24, 1997).

10.26 Amended and Restated Proxy of Stock Option Agreement, dated as of November 19, 1997 among the Company, Isaac Perlmutter, Isaac Perlmutter T.A. and Zib Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's  Current  Report on Form 8-K dated  November 24,
          1997).

10.27 Commitment Letter, dated as of November 19, 1997, by and between the Registrant, Dickstein Partners Inc., and Zib Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 24, 1997).

10.28 Agreement, dated as of November 19, 1997, by and among Dickstein Partners, Inc., Isaac Perlmutter, Avi Arad and Joseph M. Ahearn (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 24, 1997).

21        Subsidiaries of the Registrant.

23        Consent of Independent Auditors.

23.1      Consent of Independent Auditors.

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

                                 MARVEL ENTERPRISES, INC.

                                    /s/ F. Peter Cuneo
                                 By:-----------------------
                                 F. Peter Cuneo

                                   President and Chief Executive Officer

                                   Date:March 29, 2000


                                POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Allen S. Lipson his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorney-in-fact and agent full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                         Date
---------------        ------------------------------            --------------
/s/F. Peter Cuneo      President, Chief Executive Officer        March 29, 2000
-----------------    and Director (principal executive officer)
F. Peter Cuneo

/s/ David J.Fremed        Senior Vice President and Acting Chief  March 29, 2000
------------------  Financial Officer (principal financial and
David J.Fremed                accounting officer)

/s/ Morton E. Handel    Chairman of the Board of Directors        March 27, 2000
--------------------
Morton E. Handel

/s/ Avi Arad                    Director                          March 27, 2000
------------------
Avi Arad

/s/Sid Ganis                    Director                          March 28, 2000
------------------
Sid Ganis

/s/ Shelley F. Greenhaus        Director                          March 27, 2000
------------------------
Shelley F. Greenhaus

                                Director                          March   , 2000
-------------------
James F. Halpin

                                Director                          March   , 2000
--------------------
Michael M. Lynton

/s/ Lawrence Mittman            Director                          March 28, 2000
---------------------
Lawrence Mittman

/s/ Isaac Perlmutter            Director                          March 28, 2000
---------------------
Isaac Perlmutter

/s/ Rod Perth                   Director                          March 24, 2000
---------------------
Rod Perth

/s/Michael J. Petrick           Director                          March 29, 2000
--------------------
Michael J. Petrick

                          INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENTS SCHEDULE

 Marvel Enterprises, Inc. (f/k/a Toy Biz, Inc.)                                                             Page
----------------------------------------------                                                              -----
                                                                                                `

Report of Independent Auditors..........................................................................     F-2
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999...............................     F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1998, and 1999.............     F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998, and
   1999.................................................................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998, and 1999.............     F-6
Notes to Consolidated Financial Statements..............................................................     F-7


Financial Statement Schedule

-----------------------------
Schedule II-Valuation and Qualifying Accounts...........................................................    F-33


     All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Marvel Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the Financial Statement Schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Enterprises, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein

                                                        /S/ ERNST & YOUNG LLP

New York, New York
February 8, 2000

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,    December 31,
                                                                                        1998           1999
                                                                                     ------------    ----------
                                                                                       (in thousands, except
                                                                                          share data)
ASSETS
Current assets:

  Cash and cash equivalents......................................................      $   43,691      $64,814
  Accounts receivable, net.......................................................          50,312       55,841
  Inventories, net ..............................................................          32,598       39,385
  Assets held for resale ........................................................          26,000         --
  Income tax receivable .........................................................           7,396         --
  Deferred income taxes, net ....................................................             538        7,042
  Deferred financing costs.......................................................           8,281        1,384
  Prepaid expenses and other.....................................................           3,768        4,443
                                                                                     ------------     --------
        Total current assets....................................................          172,584      172,909
 .
Molds, tools and equipment, net..................................................          15,548       17,226
Product and package design costs, net ...........................................           5,909        6,949
Goodwill and other intangibles, net .............................................         487,731      440,361
Income tax receivable ...........................................................            --          1,327
Deferred charges and other assets................................................           5,053        6,512
Deferred financing costs.........................................................            --          9,353
Deferred income taxes, net ......................................................           3,079         --
                                                                                     -------------    --------

        Total assets.............................................................       $ 689,904     $654,637
                                                                                     ============     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................       $   7,294     $  9,613
  Accrued expenses and other ....................................................          70,672       53,380
  Borrowings.....................................................................         200,000         --
  Administrative claims payable..................................................          19,914        9,507
  Unsecured creditors payable ...................................................           8,096        8,490
                                                                                      -----------     --------
        Total current liabilities................................................         305,976       80,990
Senior notes.....................................................................            --        250,000
Panini liability ................................................................          27,000         --
Deferred income taxes  ..........................................................            924         1,094
                                                                                      -----------     --------
        Total liabilities........................................................         333,900      332,084
                                                                                      -----------     --------
8%  cumulative  convertible  exchangeble  redeemable  preferred stock,  $.01 par value,  75,000,000 shares  authorized,  17,238,000 issued and outstanding in
    1998 and  18,677,460  issued and 186,790  outstanding  in 1999,  liquidation
    preference $10 per share.....................................................         172,380      186,790
                                                                                      -----------     --------

Stockholders' equity

Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued.......              --         --
Common stock, $.01 par value, 250,000,000 shares authorized, 40,846,127 issued and 33,452,127 outstanding in 1998 and 40,951,241 issued and 33,557,241
    outstanding in 1999..........................................................             408          409
Additional paid-in capital.......................................................         215,035      215,184
Retained earnings(deficit).......................................................           1,136      (46,875)
                                                                                     ------------     --------
        Total stockholders' equity before treasury stock.........................         216,579      168,718
Treasury stock, 7,394,000 shares.................................................         (32,955)     (32,955)
                                                                                     -------------    ---------
        Total stockholders' equity ..............................................         183,624      135,763
                                                                                     ------------     --------

        Total liabilities, redeemable convertible preferred stock and
            stockholders' equity.................................................       $ 689,904    $ 654,637
                                                                                       =========    =========

                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Years Ended December 31,
                                                                       ------------------------------

                                                                       1997          1998         1999
                                                                      -----------  ---------     ----------
                                                                      (in thousands, except per share data)
Net sales.........................................................    $ 150,812    $ 232,076     $319,645
Cost of sales.....................................................      106,951      127,978      150,858
                                                                        ---------  ----------     -------
Gross profit......................................................       43,861      104,098      168,787
Operating expenses:                                                     ---------  ----------    --------
     Selling, general and administrative..........................       72,081       97,135      124,596
     Depreciation and amortization................................       20,548       19,332       18,078
     Amortization of goodwill and other intangibles...............          520        7,091       25,857
                                                                        ---------  ----------    --------
          Total expenses..........................................       93,149      123,558      168,531
                                                                        ---------  ----------    --------
Operating (loss) income...........................................       (49,288)    (19,460)         256
Interest expense..................................................          (776)     (9,440)     (32,077)
Other income, net.................................................           414         676        4,043
                                                                        ---------  ----------    ---------
     Loss before income taxes.....................................       (49,650)    (28,224)     (27,778)
     Income tax (benefit) expense ................................       (20,185)      4,386        4,482
                                                                        ---------  ----------    ---------
          Net loss before extraordinary item......................      $(29,465)  $ (32,610)    $(32,260)
Extraordinary item, net of tax benefit of $1,021..................          --           --         1,531
                                                                        ---------  ----------    ----------
        Net loss..................................................      $(29,465)  $ (32,610)    $ (33,791)
                                                                        ---------  ----------    ----------
Less: preferred dividend requirement..............................            71       3,380        14,220
                                                                        ---------  ----------    ----------
     Net loss attributable to Common Stock........................      $(29,536)  $ (35,990)    $ (48,011)
                                                                        =========  ==========    ==========
Basic and diluted net loss per common share:

   Net loss before extraordinary item.............................       $ (1.06)    $ (1.23)    $   (1.39)
   Extraordinary item.............................................           --           --     $   (0.04)
                                                                        ---------  ----------    ----------
   Net loss.......................................................       $ (1.06)    $ (1.23)    $   (1.43)
                                                                         ========  ==========    ==========
   Weighted average number of common shares outstanding...........        27,746      29,173        33,533


                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               Common     Common  Additional   Retained
                                               Stock      Stock    Paid-In     Earnings   Treasury
                                               Shares     Amount   Capital    (Deficit)    Stock     Total
                                              --------    ------  --------   ----------   --------  ---------
                                                                (in thousands)
Balance at December 31, 1996................    27,743     $277    $70,587    $66,591         --     $137,455
Exercise of stock options...................         3       --         62        --          --           62
Accretion of redeemable preferred stock.....       --        --        (71)       --          --          (71)
Net loss....................................       --        --         --    (29,465)        --      (29,465)
                                              --------    ------  ---------  ----------   --------   ---------

Balance at December 31, 1997................    27,746      277     70,578     37,126         --      107,981
Capital contribution........................       --        --      1,500        --          --        1,500
Capital transactions in connection with
   acquisition
     Issuance of common stock...............    13,100      131    125,957        --          --      126,088
     Valuation of warrants..................       --        --     17,000        --          --       17,000
     Acquisition of treasury stock..........    (7,394)      --        --         --      (32,955)    (32,955)
Preferred dividend declared.................       --        --        --      (3,380)        --       (3,380)
Net loss....................................       --        --        --     (32,610)        --      (32,610)
                                              --------    ------- ----------  ---------  ----------   --------
Balance at December 31, 1998................    33,452     $408   $215,035     $1,136    $(32,955)    $183,624
Issuance of common stock....................        80        1        --         --          --             1
Exercise of stock purchase warrants.........        25       --        147        --          --           147
Stock warrants exercised by stockholders.....       --       --          2        --          --             2
Preferred dividend declared.................        --       --         --     (14,220)       --       (14,220)
Net loss....................................        --       --         --     (33,791)       --       (33,791)
                                              --------    ------- ----------  ---------  ------------  -------

Balance at December 31, 1999................     33,557   $ 409   $215,184    $(46,875)   $(32,955)   $135,763
                                              =========   ======  =========   =========   =========   ========



                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                       -------------------------------

                                                                          1997        1998       1999
                                                                       ---------  ---------  ----------
                                                                                (in thousands)

Net loss............................................................   $(29,465)  $(32,610)  $ (33,791)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization...................................    21,068     26,423      43,935
     Provision for doubtful accounts.................................      --          409       1,721
     Deferred financing charges......................................      --        2,596       2,888
     Deferred income taxes...........................................    (1,321)     7,494       2,922
     Extraordinary item, net.........................................      --         --         1,531
     Changes in operating assets and liabilities:
          Accounts receivable........................................    45,076     12,774      (7,544)
          Inventories................................................    (2,452)    (7,317)     (6,798)
          Income tax receivable......................................   (17,542)    10,146       6,069
          Prepaid expenses and other.................................      (581)     2,953        (774)
          Deferred charges and other assets..........................       --      (4,918)     (2,315)
          Accounts payable, accrued expenses and other ..............    (2,032)    24,034      (7,029)
                                                                       ---------  ----------   ---------
Net cash provided by operating activities............................    12,751     41,984         815
                                                                       ---------  ---------    ---------

Cash flow used in investing activities:

     Acquisition of Marvel Entertainment Group, net of cash received.      --      (257,865)        --
     Payment of administrative claims, net...........................      --       (12,985)    (10,013)
     Net proceeds from sale of Fleer and settlement of Panini........      --         --         11,980
     Purchases of molds, tools and equipment.........................   (12,448)    (10,702)    (13,660)
     Expenditures for product and package design costs...............    (5,169)     (4,955)     (7,136)
     Patents.........................................................      (127)     (1,668)       (181)
     (Purchase) sale of Colorforms assets............................    (4,556)      2,786         --
                                                                       ---------  ----------   ----------
     Net cash used in investing activities...........................   (22,300)   (285,389)     (19,010)
                                                                       ---------  ----------   ----------

Cash flow from financing activities:

     Proceeds from (payment of) bridge facility......................      --       200,000     (200,000)
     Proceeds from Senior Notes offering, net of offering costs
        of $11,022...................................................      --         --         238,978
     Exercise of stock options.......................................        62       --             147
     Issuance of Common Stock........................................      --         --               1
     Net borrowings (repayments) under credit agreement..............    12,000    (12,000)          --
     Redemption of Preferred Stock...................................      (939)      --             --
     Proceeds from capital contribution..............................       --       1,500           --
     Proceeds from Preferred Stock offering..........................       --      90,000           --
     Proceeds from exercise of Stock Warrants........................       --        --             192
                                                                      ----------  ----------   ---------
     Net cash provided by financing activities.......................    11,123    279,500        39,318
                                                                      ----------  ----------   ---------
     Net increase in cash and cash equivalents.......................     1,574     36,095        21,123
     Cash and cash equivalents at beginning of year..................     6,022      7,596        43,691
                                                                      ----------  ----------   ---------
     Cash and cash equivalents at end of year........................ $   7,596    $43,691       $64,814
                                                                      ==========  ==========   ==========

Supplemental disclosure of cash flow information:

     Interest paid during the period.................................     $ 820    $ 5,302       $29,768
     Net income taxes recovered during the year......................      (476)   (12,594)       (4,172)
Other non-cash transactions:
     Preferred stock dividends.......................................        71      3,380        14,220

     Issuance of securities in connection with the acquisition of
        Marvel Entertainment Group, Inc., and treasury stock.........        --    189,133          --


                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

1.       Description of Business and Basis of Presentation

     The Company designs, markets and distributes boys', girls', preschool, activity and electronic toys based on popular entertainment properties and consumer brand names. The Company also designs, markets and distributes its own line of proprietary toys. The Company's toy business is conducted both domestically and internationally. Through its acquisition of MEG in 1998, one of the world's most prominent character-based entertainment companies with a proprietary library of over 4,500 characters, the Company has entered the licensing and comic book publishing businesses domestically and internationally.

     The term the "Company" and the term "Marvel" each refer to Marvel Enterprises, Inc., and its subsidiaries after the acquisition. The term "MEG" refers to Marvel Entertainment Group, Inc., and its subsidiaries, prior to the consummation of the acquisition, and its emergence from bankruptcy and the term "Toy Biz, Inc." refers to the Company prior to the consummation of the acquisition.

     Toy Biz, Inc. was formed on April 30, 1993 pursuant to a Formation and Contribution Agreement ( "Formation Agreement "), entered into by a predecessor company to Toy Biz, Inc. (the "Predecessor Company "), Mr. Isaac Perlmutter (the sole stockholder of the Predecessor Company), MEG and Avi Arad ( "Mr. Arad "). The Predecessor Company had been MEG's largest toy licensee. The Predecessor Company was incorporated in 1990, pursuant to an asset purchase agreement with Charan Industries, Inc.

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

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

     In accordance with the Plan, the Toy Biz, Inc. stockholders, other than MEG, immediately after the Reorganization continued to own approximately 40% of the outstanding common stock of the Company (assuming the conversion of all of the shares of 8% Cumulative Convertible Exchangeable Preferred Securities (the 8% Preferred Stock") issued by the Company pursuant to the Plan but not assuming the exercise of any warrants issued pursuant to the Plan) and the senior secured lenders of MEG received (i) approximately $231.8 million in cash and (ii) common and 8% Preferred Stock issued by the Company which (assuming the conversion of all 8% Preferred Stock) represent approximately 42% of the common stock of the Company. Investors purchased 9.0 million shares of 8% Preferred Stock that, represent approximately 18% of the common stock of the Company (assuming the conversion of all 8% Preferred Stock). Under the Plan, holders of allowed unsecured claims of MEG ("Unsecured Creditors") will receive (i) up to $8.0 million in cash and (ii) between 1.0 million and 1.75 million warrants having a term of four years and entitling the holders to purchase common stock of the Company at $17.25 per share. The exact amount of cash and warrants to be distributed to the Unsecured Creditors will be determined by reference to the aggregate amount of allowed unsecured claims. In addition, Unsecured Creditors will receive (i) distributions from any future recovery on certain litigation and (ii) a portion of the Stockholder Warrants as described below. Finally, the Plan provides that three other series of warrants (the "Stockholder Warrants") will be distributed to the Unsecured Creditors, to former holders of shares of MEG common stock, to holders of certain class securities litigation claims arising in connection with the purchase and sale of MEG common stock and to LaSalle National Bank. The Stockholder Warrants consist of (a) three-year warrants to purchase 4.0 million shares of common stock of the Company at $12.00 per share, (b) six-month warrants to purchase 3.0 million shares of 8% Preferred Stock for $10.65 per share subject to increase based upon the date of issuance of the six-month warrants and (c) four-year warrants to purchase 7.0 million shares of common stock of the Company at $18.50 per share. The recipients of the Stockholder Warrants will also be entitled to receive distributions from any future recovery on certain litigation. Certain other cash distributions were also provided for by the Plan in connection with settling certain of the disputes arising out of MEG's bankruptcy.

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

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

     The preliminary purchase price of MEG, including related fees, net of liabilities assumed, was approximately $446.9 million which included approximately $257.9 million in cash and the remainder in securities of the Company as outlined above, net of shares of the Company owned by MEG and reacquired in these transactions. Goodwill from the acquisition will be amortized over 20 years.

     During 1999, the Company finalized certain preliminary portions of the purchase price allocation relating to its acquisition of MEG. The final fair value of the assets and liabilities acquired is summarized below.



                                              (in  thousands)

        Current assets...................      $ 42,851
        Noncurrent assets................         4,971
        Goodwill and other intangible
              assets.........................   462,180
        Current liabilities..............       (55,952)
        Non-current liabilities..........       (11,180)
                                               ---------
                                               $ 442,870
                                               =========

     In the preliminary allocation of the purchase price as of December 31, 1998, Fleer/SkyBox ("Fleer"), MEG's subsidiaries engaged in the sale of sports and entertainment trading cards, was presented as an asset held for sale and the Company's maximum liability relating to Panini S.p.A.("Panini"), MEG's Italian subsidiary engaged in the children's activity sticker and adhesive paper business, was presented as a long-term liability on the consolidated balance sheet as of December 31, 1998. In February 1999, the Company sold substantially all of the assets of Fleer for approximately $23.2 million, in cash, after adjustments and assumption of certain liabilities. Proceeds from this transaction were partially used to repay the bridge facility with the remainder used for working capital purposes. On October 8, 1999, the Company received nominal consideration for its equity interest in Panini. In connection with the sale, the Company made a payment to Panini's secured lenders of $11.2 million and obtained a release from the maximum liability, a $27.0 million guarantee of Panini's debt in favor of such secured lenders.

     The completion of the purchase price allocation resulted in a net decrease in goodwill of $21,694. The Company's results of operations for the periods presented do not include the results of operations of Fleer and Panini.

     Presented below are the unaudited pro forma results of the Company giving effect to the acquisition of MEG as if it has occurred as of January 1, 1997:

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


                                                    For the Year Ended
                                                      December 31,
                                                   --------------------
                                                        1997     1998
                                                     ---------  -------
                                                     (in millions, except
                                                          per share)

            Net sales..........................        $220.3   $274.5
            Operating loss.....................         (79.4)   (33.9)
            Net loss...........................         (96.1)   (81.0)
            Basic and diluted loss per share...         (3.28)   (2.82)


2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, except for Panini and Fleer . Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

Molds, Tools, and Equipment

     Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. At December 31, 1999, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization is computed by the straight-line method generally over a three-year period (the estimated selling life of related products) for molds and tooling costs and over the useful life for furniture and fixtures and office equipment. On an ongoing basis the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization for the years ended December 31, 1997, 1998 and 1999 were approximately $2,174,000, $1,418,000 and $146,000 respectively.

Product and Package Design Costs

     The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. At December 31, 1999, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, amortization of product and package design is computed by the straight-line method generally over a three-year period (the estimated selling life of related products). On an ongoing basis the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in amortization for the years ended December 31, 1997, 1998 and 1999 was approximately $1,230,000, $1,425,000 and $486,000 respectively.

Goodwill and Other Intangibles

     Goodwill and other intangibles are stated at cost less accumulated amortization. Goodwill is principally amortized over 20 years and other intangibles are amortized over 3 to 10 years. For the years ended December 31, 1997, 1998 and 1999, amortization of goodwill and other intangibles was approximately $520,000, $7,091,000 and $25,857,000 respectively.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999



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

Deferred Financing Costs

     Deferred financing costs, which are mainly costs associated with the Company's Senior Notes, are amortized over the term of the related agreements.

Research and Development

     Research and development ("R&D") costs are charged to operations as incurred. For the years ended December 31, 1997, 1998 and 1999, R&D expenses were $4,599,000, $4,498,000 and $6,366,000 respectively.

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

     Income from distribution fees, licensing and sub-licensing of characters owned by the Company are recorded in accordance with the distribution agreement and at the time characters are available to the licensee and collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. For the years ended December 31, 1997, 1998 and 1999, toy distribution fees and sub-licensing revenues were $3,265,000, $1,250,000 and $337,000 respectively.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


Advertising Costs

     Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected unit of sales method during interim periods. For the years ended December 31, 1997, 1998 and 1999, advertising expenses were $27,910,000, $31,762,000 and $39,267,000, respectively. At December 31, 1998 and 1999 the Company had incurred $469,000 and $1,307,000 respectively, of prepaid advertising costs, principally related to production of advertisement that will be first run in fiscal 1999 and 2000, respectively

Royalty Expense

     Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on sales of related products. The realizability of advanced minimum guarantees paid is evaluated by the Company based on the projected sales of the related products.

Income Taxes

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse.

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

Fair Value of Financial Instruments

     The fair value of all financial instruments approximate their carrying value based on their stated interest rate compared to prevailing rates available to the Company at December 31, 1999.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

Concentration of Risk

     A large number of the Company's toy products are manufactured in China, which subjects the Company to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. The Company's ability to obtain products from its Chinese manufacturers is dependent upon the United States' trade relationship with China. The "most favored nation" status of China, which is reviewed annually by the United States government, is a regular topic of political dialogue. The loss of China's "most favored nation" would increase the cost of importing products from China significantly, which could have a material adverse effect on the Company.

     Marvel distributes its comic books to the direct market through the only major comic book distributor. Termination of this distribution agreement could significantly disrupt publishing operations.

Loss Per Share

     In accordance with SFAS No. 128 "Earnings Per Share", basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic loss per share, except the number of shares is increased assuming the exercise of dilutive stock options and warrants and other dilutive securities using the treasury stock method, unless the effect is anti-dilutive.

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. The Company's adoption of SFAS 130 had no effect on the Company as the Company does not have any comprehensive income items.

Recent Accounting Pronouncements

     SFAS No. 133, ACCOUNTING FOR DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES
- In June 1998, the Financial Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted beginning in fiscal 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


     SOP 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE is required to be adopted by the Company as of January 1, 2000. The Company's current policy falls within guidelines of SOP 98-1. Also, SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES is required to be adopted by the Company as of January 1, 1999. Management believes that the adoption of SOP 98-5 will not have a material impact on the Company's financial statements.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presenation.

3.   Assets Held for Resale

     Shortly after the acquisition of MEG, the Company concluded that Fleer did not fit the Company's long-term strategy and the Company decided to dispose of this operation. On February 11, 1999, the Company sold substantially all of Fleer's assets for approximately $23.2 million in cash, after adjustments and assumptions of certain liabilities. $15.0 million of the proceeds were utilized to repay the Bridge Facility. The Company remains liable under certain contracts of the Fleer business and has been indemnified against such liabilities by the purchaser of such business. In its preliminary purchase price allocation, the Company estimated the fair value of Fleer's net assets to be $26.0 million. The difference between this amount and the actual proceeds was accounted for as an adjustment to goodwill.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

4.   Details of Certain Balance Sheet Accounts

                                                                               December 31,
                                                                        ------------------------
                                                                           1998           1999
                                                                        -----------    ---------
                                                                              (in thousands)

Accounts receivable, net, consists of the following:

   Accounts receivable................................................  $ 75,235        $84,353
   Less allowances for:
     Doubtful accounts................................................    (3,608)        (3,951)
     Advertising, markdowns, returns, volume discounts and other......   (21,315)       (24,561)
                                                                        -----------    ----------

          Total.......................................................  $ 50,312        $55,841
                                                                        ===========    ==========

Inventories, net, consist of the following:
   Toys:
     Finished goods...................................................   $24,685        $31,397
     Component parts, raw materials and work-in-process...............     3,977          4,787
                                                                        ----------      ---------
          Total Toys..................................................    28,662         36,184
   Publishing:
     Finished goods...................................................       754            --
     Editorial and raw materials......................................     3,182          3,201
                                                                        ----------      ---------
          Total publishing............................................     3,936          3,201
                                                                        ----------      ---------

          Total.......................................................   $32,598        $39,385
                                                                        ==========      =========

Molds, tools and equipment, net, consists of the following:

   Molds, tools and equipment.........................................   $21,465        $23,047
   Office equipment and other.........................................     9,121         10,189
   Less accumulated depreciation and amortization.....................   (15,038)       (16,010)
                                                                        ----------      ---------

          Total.......................................................   $15,548        $17,226
                                                                        ==========      =========

Product and package design costs, net, consists of the following:

   Product design costs...............................................    $8,125         $8,856
   Package design costs...............................................     3,567          3,868
   Less accumulated amortization......................................    (5,783)        (5,775)
                                                                        ----------      ---------
          Total.......................................................    $5,909        $ 6,949
                                                                        ==========      =========

Goodwill and other intangibles, net, consists of the following:

   Goodwill...........................................................  $492,424        $470,729
   Patents and other intangibles......................................     3,726           3,902
   Less accumulated amortization......................................    (8,419)        (34,270)
          Total.......................................................  $487,731        $440,361
                                                                        ==========      =========

Accrued expenses and other consists of the following:

   Accrued advertising costs..........................................    $8,183        $  6,787
   Accrued royalties..................................................     9,584           8,197
   Inventory purchases................................................     7,389           5,547
   Deferred financing costs...........................................     4,000             --
   Income taxes payable...............................................     4,709           4,366
   Deferred income taxes .............................................     2,693           5,948
   Litigation Trust accrual...........................................     2,100             675
   Other accrued expenses.............................................    32,014          21,860
                                                                        ----------      --------
          Total.......................................................   $70,672        $ 53,380
                                                                        ==========      ========

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999



5.   Debt Financing

     To partially finance the acquisition of MEG, the Company obtained a $200.0 million loan (the "Bridge Facility") from UBS AG, Stamford Branch ("UBS AG"). The Bridge Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus 5.50% or at the Eurodollar rate plus 6.50%. On September 28, 1998, the Company and UBS AG entered an agreement for a $50.0 million Revolving Credit Facility ("UBS Credit Facility"). The Company incurred a commitment fee for the Bridge Facility and the UBS Credit Facility.

     The UBS Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 1.75% to 2.25% depending on the Company's financial performance. The UBS Credit Facility requires the Company to pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility. There have been no borrowings under the UBS Credit Facility. The Company had approximately $1.6 million in letters of credit outstanding as of December 31, 1998, which reduce the available amount under the UBS Credit Facility. UBS's commitment to advance funds and issue letters of credit under the UBS Credit Facility has been terminated effective as of February 3, 1999.

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

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

         On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $385,000 as of December 31, 1999. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

     The interest rates for borrowings as of December 31, 1998 and 1999 were 12.10% and 12.00%, respectively and the weighted average interest rates for 1998 and 1999 were 11.31% and 12.02%, respectively. The maximum amounts outstanding during 1997, 1998 and 1999 were $12.0 million, $200.0 million and $250.0 million, respectively.

     The interest expense, including amortization of Bridge Facility commitment fees and other costs in 1998 and 1999, for the years ended December 31, 1997, 1998 and 1999 were $776,000, $9,440,000 and $32,077,000 respectively.

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

     The 8% Preferred Stock is convertible into 1.039 fully paid and non-assessable shares of common stock of the Company. The Company is required to redeem all outstanding shares of the 8% Preferred Stock on October 1, 2011 at $10.00 per share plus all accrued and unpaid dividends. The 8% Preferred Stock generally votes together with the common stock on all matters. The Company has the option to pay the dividend in cash or additional 8% Preferred Stock, but cannot pay cash dividends on its 8% Preferred Stock as long as the Bridge Facility is outstanding. On March 31, June 30, September 30 and December 31,1999, the Company issued 344,312, 352,420, 359,019 and 366,184 shares, respectively, of 8% Preferred Stock in payment of dividends declared and payable to stockholders of record on those dates. In addition, holders of warrants to purchase the Company's 8% Preferred Stock exercised 17,525 warrants during 1999. Proceeds from these exercises totaled approximately $192,000.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

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

     As of December 31, 1999, the Company had reserved shares of common stock for issuance as follows:
         Conversion of 8% preferred stock.........................................................    19,406
         Exercise of common stock purchase warrants...............................................    12,750
         Exercise of common stock options.........................................................     5,265
         Exercise of preferred stock purchase warrants.............................................      973
                                                                                                      ------
                                                                                             Total    38,394


     In connection with the Plan, the Company received a $1.5 million capital contribution from an affiliate of Mr. Perlmutter and Mr. Arad. Mr. Perlmutter and Mr. Arad received no additional equity for such contribution.


7.   Stock Option Plans

     Under the terms of the Company's 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan"), incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares may be granted to officers, employees, consultants and directors of the Company and its subsidiaries. In November 1998, the Company authorized a maximum aggregate number of shares of Common Stock as to which options and rights may be granted under the Stock Incentive Plan of 6.0 million shares, including options described below. All options granted and outstanding under the Company's previous stock incentive plan (the "1995 Stock Option Plan") and all previous stock option plans of MEG were canceled at or prior to the consummation of the Plan on October 1, 1998.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


     Information with respect to options under the stock option plans are as follows:

                                                                                   Weighted
                                                                                   Average
                                                              Option Price per     Exercise
                                                   Shares           Share           Price
                                                  ----------   ------------------   ---------

Outstanding at December 31, 1996...............    1,120,885      $15.00-$22.63
Canceled.......................................     (484,666)                         $18.12
Exercised......................................       (3,333)                         $18.00
Granted........................................
                                                        --
                                                        --
Outstanding at December 31, 1997...............      632,886      $15.00-$22.63
Canceled.......................................     (632,886)                        $17.92
Exercised......................................         --                              --
Granted (under 1998 Stock Incentive Plan)...       3,551,000                         $ 6.05
                                                   ---------
Outstanding at December 31, 1998...............    3,551,000      $ 5.88-$6.25
Canceled.......................................     (379,250)                         $6.06
Exercised......................................      (25,000)                         $5.88
Granted........................................    2,118,000                          $6.48
                                                   ---------
Outstanding at December 31, 1999...............    5,264,750      $ 5.00-$7.25        $6.22
                                                   =========

Exercisable at December 31, 1999                   1,671,140      $ 5.88-$7.25        $6.20
                                                   =========

     Options granted under the Stock Incentive Plan in 1999 vest generally in three equal installments beginning 12 months after the date of grant. Options granted in 1998 vest generally in four equal installments beginning with the date of the grant. At December 31, 1999, 630,250 shares were available for future grants of options and rights. At December 31, 1999, the weighted average remaining contractual life of the options outstanding is 7.97 years.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. The Company has elected to follow the disclosure-only provisions under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). For the purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


                                                                            Years Ended December 31,
                                                                       -------------------------------------
                                                                         1998        1999        1997
                                                                       ---------   ---------   -------------
                                                                       (in thousands, except per share data)

Net loss as reported...............................................    $(29,465)   $(32,610)    $(33,791)
Pro forma net loss.................................................     (29,816)    (35,679)    $(39,214)
Pro forma net loss per share attributable to Common Stock--basic
   And diluted.....................................................     $ (1.08)    $ (1.34)     $( 1.59)


     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.26% to 7.19%; no dividend yield; expected volatility of 0.354; and expected lives of three years to five years. The weighted average assumptions for the 1998 grants are: 6.0% interest rate; no dividend yield; expected volatility of 0.567; and expected life of three years. The weighted average assumptions for the 1999 grants are: risk free interest rates ranging from 5.19% to 6.36%; no dividend yield; expected volatility of 0.553; and expected life of three years. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

8.   Sales to Major Customers and International Operations

     The Company primarily sells its merchandise to major retailers, principally throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit losses are provided for in the financial statements and have been consistently within management's expectations. In 1997, the Marvel bankruptcy and concerns among retailers about the future of the Marvel brand caused customers to claim higher than expected return and other sales allowances.

     During the year ended December 31, 1997, three customers accounted for approximately 22%, 15% and 12%of total net sales. During the year ended December

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

31, 1998, three customers accounted for approximately 23%, 15% and 10% of total net toy sales. During the year ended December 31, 1999, three customers accounted for approximately 29%, 18 % and 11% of total net toy sales.

     The Company's Hong Kong subsidiary supervises the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit. During the years ended December 31, 1997, 1998 and 1999, international sales were approximately 22%, 16%, and 15 %, respectively, of total net toy sales. During the years ended December 31, 1997, 1998 and 1999, the Hong Kong operations reported operating income of approximately $5,868,000, $1,534,000 and $5,055,000 and income before income taxes of $6,102,000, $1,884,000 and $5,472,000, respectively. At December 31, 1998 and 1999, the
Company had assets in Hong Kong of approximately $27,276,000 and $35,997,000, respectively. The Hong Kong subsidiary represented $27,799,000 and $31,926,000, of the Company's consolidated retained earnings during the years ended December 31, 1998 and 1999,respectively.

9.   Restructuring and Other Unusual Costs

     In connection with the consummation of the Plan, the Company reviewed its relationships with its foreign distributors, as well as the Company's relationship with certain suppliers, for business conflicts. As part of integrating MEG's operations with those of the Company, the Company plans on reevaluating its international licensing and product distribution relationships. In addition, certain products that were at various stages of design and marketing are being discontinued and written-off because of business conflicts that arose out of the acquisition of MEG.

     As a result of the above matters, the Company recorded allowances and unusual charges of approximately $16.8 million for the year ended December 31, 1998, which relate to impairment of assets, severance costs and the settlement of litigation that arose in prior years regarding a licensing agreement. These costs are reflected in the following captions in the statement of operations.



                                              (in thousands)

     Net sales (allowances)................   $     2,925
     Cost of sales.........................         1,193
     Selling general and administrative....        11,676
     Depreciation and amortization.........         1,032
                                              -----------
                                              $    16,826

     Cash charges..........................   $     3,400
     Non-cash charges......................   $    13,426
                                              -----------
                                              $    16,826
                                              ===========

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

     Of these costs, approximately $14.9 million and $1.9 million were charged to the third and fourth quarters, respectively, of fiscal 1998. At December 31, 1999, $600,000 of the cash charges remain unpaid. The Company expects to pay the remaining cash charges under contractual obligations extending to 2000.

10.   Income Taxes

     The provision (benefit) for income taxes is summarized as follows:

                                       Years Ended December 31,
                                   -------------------------------
                                      1997        1998       1999
                                   ---------  -----------  --------
                                            (in thousands)

Current:
     Federal....................   $(19,196)   $(6,189)    $ (146)
     State......................       (191)       410        534
     Foreign....................        523        824      1,172
                                   ---------   --------    -------
                                   $(18,864)   $(4,955)    $1,560
Deferred:
     Federal....................   $  1,287    $ 6,025     $2,794
     State......................     (2,068)     3,316        128
                                   ---------   --------    -------
                                     (1,321)     9,341      2,922
                                   ---------   --------    -------
Income tax (benefit) expense ..... $(20,185)   $ 4,386     $4,482
                                   =========   ========    =======


                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

     The differences between the statutory Federal income tax rate and the effective tax rate are attributable to the following:

                                                                   Years Ended December 31,
                                                                 --------------------------
                                                                    1997      1998        1999
                                                                 ---------   --------   --------
Federal income tax provision computed at the statutory rate.....     (35.0)%   (35.0)%    (35.0)%
State taxes, net of Federal income tax effect...................      (5.7)%    (4.7)%      1.9%
Non-deductible amortization expense.............................       --        7.9%      30.0%
Foreign taxes...................................................       --        --         2.9%
Purchase accounting.............................................       --        --        17.1%
Increase in valuation allowance.................................       --       48.6%      --
Other...........................................................                (1.3)%    (0.8)%
                                                                  ----------  --------   --------
Total provision for income taxes................................     (40.7)%    15.5%      16.1%
                                                                  ==========  =========  ========

     For financial statement purposes, the Company records income taxes using a liability approach which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years. Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases. The significant components of the Company's deferred tax assets and liabilities are as follows:



                                                             December 31,
                                                          -------------------
                                                           1998        1999
                                                         --------   ---------
                                                            (in thousands)
         Deferred tax assets:
              Accounts receivable ......................  $ 4,573    $ 5,159
              Inventory.................................    6,623      6,192
              Sales returns reserves....................    4,505      2,014
              Employment reserves.......................    3,999      4,017
              Restructuring reserves....................      589        477
              Reserve related to foreign investments....    2,373      3,546
              Other reserves............................    1,038        956
              Net operating loss carryforwards..........   26,847     43,849
              Tax credit carryforwards..................      657      4,019
              Other.....................................    3,759      3,932
                                                         --------   ---------
              Total gross deferred tax assets...........   54,963     74,161
              Less valuation allowance..................  (51,346)   (67,119)
                                                         --------   ---------
              Net deferred tax assets...................    3,617      7,042
                                                         --------   ---------
         Deferred tax liabilities:
              Depreciation/amortization ................      636        477
              Licensing, net............................    2,981      5,948
              Other.....................................      --         617
                                                         --------   ---------
              Total gross deferred tax liabilities......    3,617      7,042
                                                         --------   ---------
              Net deferred tax asset (liability)........     --         --
                                                         ========   =========

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

     During 1998 and 1999, the Company recorded a valuation allowance against its deferred tax assets as it was not assured that such assets would be realized in the future. The valuation allowance at December 31, 1999 includes $36.2 million which, if realized, will be accounted for as a reduction of goodwill.

     At December 31, 1999, the Company has Federal net operating loss carryforwards of approximately $85.9 million. This loss carryforward will expire in years 2009 through 2019. Of the total Federal loss carryforward, approximately $78.3 million is subject to a Section 382 limitation. Any realization of the amount of loss subject to this limitation will be accounted for as a reduction of goodwill. Additionally, the Company expects to have state and local net operating loss carryforwards of approximately $128.0 million. The state and local loss carryforwards will expire in various jurisdictions in years 2001 through 2019. The state and local loss carryforwards are generally subject to the Section 382 limitation. No benefit was provided for either the Federal or state and local net operating loss carryforwards at December 31, 1999.

11.   Quarterly Financial Data (unaudited)

     Summarized quarterly financial information for the years ended December 31, 1998 and 1999 is as follows:

                                                     1998                                            1999
                              --------------------------------------------   ---------------------------------------------
                                                                   Quarter Ended

                              March 31  June 30  September 30  December 31  March 31  June 30   September 30  December 31
                              --------  -------  ------------  -----------  --------  -------   ------------  -----------
                                                                   (in thousands, except per share data)

Net sales..................    $42,641  $48,675   $  65,045     $ 75,715    $75,258   $61,510   $ 89,882      $ 92,995
Gross profit...............     19,408   22,895      26,300       35,495     42,608    30,679     47,531        47,969
Operating income (loss)....      1,882    3,607     (11,969)     (12,980)     9,068    (4,044)     3,172        (7,940)
Net income (loss)..........      1,076    2,106      (7,223)     (28,569)    (2,927)   (9,070)    (4,644)      (17,150)
Preferred divided
  Requirement..............         --       --         --         3,380      3,443     3,525      3,590         3,662
Basic and dilutive net income
  (loss) per common share...    $ 0.04   $ 0.08    $  (0.26)    $  (0.96)   $(0.19)   $ (0.38)   $ (0.25)     $ ( 0.62)



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

     Prior to the Company's acquisition of MEG on October 1, 1998, MEG provided support to the Company relating to licensing agreements, promotion, legal and financial matters. The cost for these support services has been included in selling, general and administrative expenses, and amounted to $141,000 for the year ended December 31, 1997. The Company did not receive any services from MEG subsequent to the acquisition.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

      An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 1997, 1998 and 1999, the Company paid fees and commissions to the affiliate totaling approximately $1,274,000, $1,147,000 and $1,170,000, respectively, relating to such advertisements.

     The Company accrued royalties to Mr. Arad for toys he invented or designed of $3,624,000, $4,254,000 and $2,981,000 during the years ended December 31,
1997, 1998 and 1999, respectively. At December 31, 1998 and 1999, the Company had an accrual to Mr. Arad of $457,000 and $1,028,000, respectively, for unpaid royalties.

     The Company shares office space and certain general and administrative costs with affiliated entities. Rent received from affiliates for the years ended December 31, 1997, 1998 and 1999 was $116,000, $105,000 and $106,000,
respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

13.   Commitments and Contingencies

      The Company is a party to various noncancellable operating leases involving office and warehouse space expiring on various dates from June 30, 2000 through April 30, 2010. The leases are subject to escalations based on cost of living adjustments and tax allocations. Minimum future obligations on these leases are as follows:


                         (in thousands)

      2000..........       $  2,437
      2001..........          1,437
      2002..........            631
      2003..........            490
      2004..........            511
      Thereafter....          2,268
                           ---------
                           $  7,774
                           ========


     Rent  expense  amounted  to  approximately  $1,220,000,   $1,060,000,   and
$2,691,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company is a party to various royalty agreements with future guaranteed royalty payments through 2001. Such minimum future obligations are as follows:


                    (in thousands)

     2000.....       $ 1,601
     2001.....           784
     2002.....            88
                     --------
                     $ 2,473
                     =======

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

     The Company has recorded approximately $10,270,000 as a net receivable for minimum guaranteed royalties as of December 31, 1999. The portion receivable after one year from the balance sheet date is included in other assets. The minimum guaranteed royalties receivable are due as follows:


                                           (in thousands)

     2000............................       $  6,733
     2001............................          4,151
     2002............................          2,478
     2003 and thereafter.............          3,000
     Allowances and discounting......         (6,092)
                                            ---------
                                            $ 10,270
                                            =========

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

     Spider-Man Litigation. The Company's subsidiaries Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and/or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates
("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgment to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to the rights to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character were not resolved. After a trial in February 1999, the Superior Court held that Viacom has no rights with respect to any Spider-Man film to be produced by Sony, the Marvel Parties or any future licensee of the Marvel Parties. Viacom has filed a Notice of Appeal but no date for the appeal has been scheduled. It is the Company's position that the Superior Court's decision was correct and that Viacom has no rights with respect to distribution of a Spider-Man film. Although there can be no assurances, the Company believes that the Superior Court decision will be upheld on appeal.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

     Woldfman Litigation. On January 24, 1997, Marvin A. Wolfman ("Wolfman") filed a proof of claim in the bankruptcy cases of MEG and Marvel Characters, Inc. asserting ownership rights to a number of characters that appeared in stories written by Wolfman and published by Marvel Comics during the 1970s. In November 1999 a hearing was held in the United States District Court for the District of Delaware to determine the ownership rights to the characters covered by Wolfman's claim and the matter is sub judice.

     On August 20, 1998, Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation ("New Line"), Time Warner Companies, Inc., the Company, MEG and Marvel Characters, Inc. The complaint in that action alleges that the motion picture Blade (featuring Blade and Deacon Frost which were among the characters included within Wolfman's January 24, 1997 proof of claim), produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work and granted MEG's predecessor in interest only the non-exclusive right to publish the Work in print for Marvel Comics' Tomb of Dracula series. The complaint also charges the defendants in the action with unfair competition and other tortious conduct based upon Wolfman's asserted rights in the Work. The relief sought by the complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. In late August 1998 Wolfman dismissed the complaint against MEG and Marvel Characters, Inc. The action has been stayed against the other named defendants pending the outcome of the November 1999 hearing in Delaware with respect to Wolfman's proof of claim.

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon is the rightful owner of the Captain America character and that the termination notices filed by Simon are invalid and of no legal effect. Simon has asserted a counterclaim in the action seeking a declaration that he is the sole owner of the Captain America character.

     Administration Expense Claims Litigation. Unresolved Administration Expense Claims are pending which seek amounts totaling approximately $16.8 million and additional unresolved Administration Expense Claims are pending which do not seek specified dollar amounts. The Company is contesting all of the unresolved Administration Expense Claims. Although there can be no assurance, the Company expects that it will be required to pay substantially less than the amounts sought by the holders of the Administration Expense Claims.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

14.   Benefits Plans

     The Company has a 401(k) Plan for its employees. In addition, in connection with the sale of Fleer (see Note 3), the Company retained certain liabilities related to a noncontributory defined benefit pension plan for salaried employees. In prior years, this plan was amended to prohibit participation by new participants. The accumulated benefit obligation is approximately $19.2 million. The funded value of plan assets is approximately $16.6 million and the pension liability at December 31, 1999 is approximately $3.1 million. Plan expenses for the years ended December 31, 1997, 1998 and 1999 were not significant.

15.   Segment Information

     Following the Company's acquisition of MEG, the Company realigned its businesses into three segments: Toy Merchandising and Distributing, Publishing and Licensing Segments.

Toy Merchandising and Distributing Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes both innovative and traditional toys in the United States and internationally. The Company's toy products fall into three categories: toys based on its characters, proprietary toys designed and developed by the Company, and toys based on properties licensed to the Company by third parties. Prior to October 1, 1998, the Company operated solely within the toy and merchandising and distributing segment.

Publishing Segment

     The publishing segment creates and publishes comic books principally in North America. The acquired company has been publishing comic books since 1939 and has developed a roster of more than 3,500 Marvel Characters. The Company's titles feature classic Marvel Super Heroes, Spider-Man, X-Men, newly developed Marvel Characters, and characters created by other entities and licensed to the Company.

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

Licensing Segment

     The licensing segment relates to the licensing of or joint ventures involving the Marvel Characters for use with (i) merchandise, (ii) promotions,
(iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) theme parks and site-based entertainment.



                                                     Toys      Publishing Licensing                  Total
                                                   ---------   ---------- ---------                ---------
                                                                       (in thousands)

Year ended December 31, 1997
Net sales.......................................   $ 150,812         --         --                 $ 150,812
Gross profit....................................      43,861         --         --                    43,861
Operating loss..................................     (49,288)        --         --                   (49,288)
EBITDA(1).......................................     (28,220)        --         --                   (28,220)
Total capital expenditures......................      17,744         --         --                    17,744

                                                     Toys      Publishing Licensing    Corporate      Total
                                                   ---------   ---------- ----------   ---------   ---------
                                                                       (in thousands)
Year ended December 31, 1998
Net sales.......................................   $ 212,436   $ 14,707   $  4,933         --      $ 232,076
Gross profit....................................      92,743      6,820      4,535         --        104,098
Operating (loss) income.........................     (18,742)       258       (976)        --        (19,460)
EBITDA(1).......................................       1,259      1,409      4,295         --          6,963

Total capital expenditures......................      17,325         --        --          --         17,325
Identifiable assets for continuing operations...     149,842    101,697    401,098       11,267      663,904

Net assets held for disposition.................         --      26,000       --           --         26,000
                                                   ---------   ---------- ---------    ---------   ---------
Total identifiable assets.......................   $ 149,842   $127,697   $401,098     $ 11,267    $ 689,904


                                                     Toys     Publishing  Licensing    Corporate    Total
                                                   ---------  ----------  ----------   ---------   --------
                                                                        (in thousands)
Year ended December 31, 1999
Net sales.......................................   $  245,775  $  43,007  $ 30,863       --        $ 319,645
Gross profit....................................      119,788     18,725    30,274       --          168,787
Operating income (loss).........................       10,932      3,707      (100)     (14,283)         256
EBITDA(1).......................................       30,282      8,341    19,851      (14,283)      44,191

Total capital expenditures......................       20,977         --       --         --          20,977

Identifiable assets for continuing operations...   $  184,973  $  86,263  $383,401        --        $654,637
                                                   ----------  ---------  ---------    --------     --------
Total identifiable assets.......................   $  184,973  $  86,263  $383,401        --        $654,637


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

                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999

16.  Supplemental Financial Information

     The following represents the supplemental consolidating condensed financial statements of Marvel Enterprises, Inc., which is the issuer of the Senior Notes, and its subsidiaries that guarantee the Notes and the non-guarantor subsidiaries as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1999.


                                                 Issuer
                                                  And          Non-
                                              Guarantors    Guarantors    Total

                                              -----------   ----------  ---------
                                                        (in thousands)

For The Year Ended December 31, 1997
Net sales...................................  $   117,571   $ 33,241    $150,812
Gross profit................................       33,542     10,319      43,861
Operating (loss)income......................      (55,205)     5,917     (49,288)
Net (loss)income............................      (34,613)     5,148     (29,465)

For The Year Ended December 31, 1998
Net sales...................................  $   196,106   $ 35,970    $232,076
Gross profit................................       91,281     12,817     104,098
Operating (loss) income.....................      (21,106)     1,646     (19,460)
Net (loss) income...........................      (33,806)     1,196     (32,610)

For The Year Ended December 31, 1999
Net sales...................................  $   280,355   $ 39,290    $319,645
Gross profit................................      154,759     14,028     168,787
Operating (loss) income.....................       (4,925)     5,181         256
Net (loss) income...........................      (37,994)     4,203     (33,791)


                                                 Issuer
                                                  And          Non-       Inter-
                                              Guarantors    Guarantors    company      Total
                                              -----------   ----------  -----------  --------
                                                            (in thousands)
December 31, 1998
Current assets .............................  $   173,985   $ 27,095     $ (28,496)  $172,584
Non-current assets..........................      513,412      3,908         --       517,320
                                              -----------   ----------   ----------  --------

Total assets................................  $   687,397   $ 31,003     $ (28,496)  $689,904
                                              ===========   ========     ==========  ========
Current liabilities.........................      329,674      4,798       (28,496)   305,976
Non-current liabilities.....................       27,924         --         --        27,924
8% Preferred Stock..........................      172,380         --         --       172,380
Stockholders' equity........................      157,419     26,205         --       183,624
                                              -----------   --------     ----------  --------

                                              $   687,397   $ 31,003     $ (28,496)  $689,904
                                              ===========   ========     ==========  ========

December 31, 1999

Current assets..............................  $   165,580   $ 7,329      $    --     $172,909
Non-current assets..........................      481,302    32,427        (32,001)   481,728
                                              -----------   -------      ----------  --------
Total assets................................  $   646,882   $39,756      $ (32,001)  $654,637
                                              ===========   =======      ==========  ========
Current liabilities.........................      103,877     9,114        (32,001)    80,990
Non-current liabilities.....................      251,094      --            --       251,094
8% Preferred Stock..........................      186,790        --          --       186,790
Stockholders' equity........................      105,121    30,642          --       135,763
                                              -----------   -------      ----------  --------

                                              $   646,882   $39,756      $ (32,001)  $654,637
                                              ===========   =======      ==========  ========


                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999







                                                                Issuer
                                                                  and        Non-
                                                              Guarantors  Guarantors     Total
                                                              ----------  -----------   --------
                                                                       (in thousands)

Year Ended December 31, 1997
Cash Flows From Operating Activities:
Net (loss) Income..........................................   $  (34,613) $   5,148    $(29,465)
                                                              =========== ===========  =========
     Net cash provided by (used in) operating activities...       13,191       (440)     12,751
     Net cash (used in) provided by investing activities...      (22,503)       203     (22,300)
     Net cash provided by financing activities.............       11,123                 11,123
                                                              ----------- -----------  ---------
                                                                                --
                                                                                --
Net increase (decrease) in cash............................        1,811       (237)      1,574
Cash, at beginning of year.................................        5,151        871       6,022
                                                              ----------- -----------  ---------
Cash, at end of year.......................................   $    6,962  $     634    %  7,596
                                                              =========== ===========  =========

Year Ended December 31, 1998
Cash Flows From Operating Activities:
Net (loss) Income..........................................   $  (33,806) $   1,196    $(32,610)
                                                              =========== ===========  =========
     Net cash provided by operating activities...                 40,959      1,025      41,984
     Net cash used in investing activities...                   (285,164)      (225)   (285,389)
     Net cash provided by financing activities...                279,500                279,500
                                                              ----------- -----------  ---------
                                                                                --
                                                                                --
Net increase in cash......................................        35,295        800      36,095
Cash, at beginning of year ...............................         6,962        634       7,596
                                                              ----------- -----------  --------
Cash, at end of year......................................    $   42,257  $   1,434    $ 43,691
                                                              =========== ===========  =========

Year Ended December 31, 1999
Cash Flows From Operating Activities:
Net (loss) Income.........................................    $  (37,994) $   4,203    $(33,791)
                                                              =========== ==========   =========
     Net cash provided by operating activities............            57        758         815
     Net cash used in investing activities................       (18,981)       (29)    (19,010)
     Net cash provided by financing activities............        39,318       --        39,318
                                                              ----------- -----------
Net increase in cash......................................        20,394        729      21,123
Cash, at beginning of year...............................         42,257      1,434      43,691
                                                              ----------- -----------  ---------
Cash, at end of year.....................................     $   62,651  $   2,163    $ 64,814
                                                              =========== ==========   =========


                            MARVEL ENTERPRISES, INC.
                            (formerly Toy Biz, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999



                                         VALUATION AND QUALIFYING ACCOUNTS

                                                    Allowances

                                        Balance      Acquired    Charged to Sales  Charged to              Balance
                                      At Beginning   in  MEG        or Costs and     Other                  at End
 Description                          of Period     Acquisition      Expenses      Accounts    Deductions  of Period
-----------------------------------   ------------  -----------   ---------------  ----------  ----------  ---------
                                                                   (in thousands)

Year Ended December 31, 1997
Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current.........       $  485        --             --             --        $    55    $   430
Advertising, markdowns, returns,
   volume discounts and other......       14,856        --           55,746(1)        --         41,215     29,387

Year Ended December 31, 1998
Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current.........          430       3,112            409(2)        --            343      3,608
Doubtful accounts--non-current.....          --          521             --           --            --         521
Advertising, markdowns, returns,
   volume discounts, and other.....       29,387       6,255         33,998(1)        --         48,325     21,315

Year Ended December 31, 1999
Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current.........        3,608          --          1,141(3)        --            798      3,951
Doubtful accounts--non-current.....          521          --            580(2)        --            121        980
Advertising, markdowns, returns,
   volume discounts and other......       21,315        (380)       47,728 (1)        --         44,102     24,561



(1)  Charged to sales
(2)  Charged to costs and expenses.
(3)  1,228 charged to costs and expenses and (87) charged to sales.