Form 10-Q
period 2000-03-31
MARVEL ENTERPRISES INC
filed 2000-05-12
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         13-3711775
-------------------------------                        -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


       387 Park Avenue South
         New York, NY                                            10016
-------------------------------------                   ---------------------
(Address of principal executive offices)                       (Zip Code)

                                  212-696-0808
                -----------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  X  No

At April 26, 2000, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 33,652,513 shares of Common Stock.

                            MARVEL ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                     March 31,      December 31,
                                                        2000         1999
                                                     ----------     ----------

ASSETS                                               (unaudited)
Current assets:
 Cash and cash equivalents.......................    $   57,804     $  64,814
 Accounts receivable, net........................        38,352        55,841
 Inventories, net................................        35,868        39,385
 Deferred income taxes, net......................         7,042         7,042
 Deferred financing costs........................         1,372         1,384
 Prepaid expenses and other......................         5,776         4,443
                                                     -----------    ----------

     Total current assets........................       146,214       172,909

Goodwill and other intangibles, net..............       434,369       440,361
Molds, tools and equipment, net..................        17,611        17,226
Product and package design costs, net............         7,847         6,949
Income tax receivable............................         1,327         1,327
Deferred charges and other assets................         5,755         6,512
Deferred financing costs.........................         9,009         9,353
                                                     -----------    ----------

     Total assets...............................     $  622,132     $ 654,637
                                                     ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...............................     $    4,464     $   9,613
 Accrued expenses and other.....................         43,736        53,380
 Administrative claims payable..................          8,320         9,507
 Unsecured creditors payable....................          8,606         8,490
                                                     -----------    ----------

     Total current liabilities..................         65,126        80,990
                                                     -----------    ----------

Long-term liabilities:
 Senior notes...................................        250,000       250,000
 Deferred income taxes..........................          1,094         1,094
                                                     -----------    ----------

     Total long-term liabilites.................        251,094       251,094
                                                     -----------    ----------

     Total liabilities..........................        316,220       332,084
                                                     -----------    ----------

Redeemable cumulative convertible
         exchangeable preferred stock...........        190,525       186,790

Stockholders' equity:
 Common stock...................................            409           409
 Additional paid-in capital.....................        215,189       215,184
 Retained earnings..............................       (67,256)      (46,875)
                                                     -----------    ----------

 Total stockholders' equity before treasury stock       148,342       168,718
                                                     -----------    ----------
Treasury stock..................................       (32,955)      (32,955)
                                                     -----------    ----------
     Total stockholders' equity.................     $  115,387     $ 135,763
                                                     ===========    ==========

Total liabilities, redeemable preferred stock and
             stockholders' equity...........         $  622,132     $ 654,637
                                                     ===========    ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (unaudited)



                                                              Three Months
                                                             Ended March 31

                                                          2000          1999
                                                       ---------      ----------

Net sales...........................................   $ 43,187       $  75,258
Cost of sales.......................................     22,349          32,650
                                                       ---------      ----------

Gross profit........................................     20,838          42,608

Operating expenses:
     Selling, general & administrative...............    20,804          23,801
     Depreciation & amortization.....................     3,319           3,446
     Amortization of goodwill and other intangibles..     5,992           6,293
                                                       ----------     ----------
Total operating expenses.............................    30,115          33,540
                                                       ----------     ----------

Operating (loss) income..............................     (9,277)         9,068
Interest expense, net................................      7,200          7,350
                                                       ----------     ----------

(Loss) income before provision for income taxes......    (16,477)         1,718

Income tax provision.................................        169          3,114

                                                       -----------    ---------
Loss before extraordinary expense...................      (16,646)       (1,396)
                                                       -----------    ----------

Extraordinary expense, net of tax benefit of $1,021..       --            1,531
                                                       -----------    ----------
Net loss............................................     ($16,646)      ($2,927)


Less: preferred dividend requirement................        3,735         3,443

                                                       -----------    ----------
Net loss attributable to common stock...............     ($20,381)      ($6,370)
                                                       ===========    ==========

Basic and dilutive earnings per share:
  Loss from continuing operations attributable
        to common stock.............................       ($0.61)       ($0.14)
  Extraordinary expense.............................         --          ($0.05)
                                                       -----------    ----------
  Loss attributable to common stock.................       ($0.61)       ($0.19)
                                                       ===========    ==========

Weighted average number of common and common
       equivalent shares outstanding................        33,636       33,532
                                                       ============   ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)

                                                             Three Months
                                                             Ended March 31,
                                                           2000         1999
                                                        ----------     ---------

  Cash flows from operating activities:
     Net loss.........................................   ($16,646)      ($2,927)
                                                        ----------     ---------
     Adjustments to reconcile net loss to net cash used in
             operating activities:
         Depreciation & amortization................        9,311         9,739
         Amortization of bridge loan and bond offering
             costs......................................      356         1,821
         Extraordinary expense, net.....................      --          1,531
     Changes in assets & liabilities:
         Decrease in accounts receivable................   17,489         2,344
         Decrease in inventories........................    3,517         5,212
         Increase in prepaid expenses and other..........  (1,333)       (2,127)
         Decrease (increase) in deferred charges and other
              assets.....................................     757        (1,385)
          Decrease in accounts payable, accrued expenses
              and other..................................  (14,793)     (15,320)
                                                          ---------    ---------
     Net cash used in operating activities...............   (1,342)      (1,112)
                                                          ---------    ---------

  Cash flows from investing activities:
     Payment of administrative claims, net...............   (1,071)      (1,932)
     Net proceeds from sale of Fleer assets..............      --        26,443
     Purchases of molds, tools and equipment.............   (2,704)      (3,398)
     Expenditures for product and package design costs...   (1,898)      (1,771)
     Other investments...................................      --          (109)
                                                          ---------    ---------
     Net cash (used in) provided by investing activities.   (5,673)      19,233
                                                          ---------    ---------

  Cash flows from financing activities:
     Proceeds from senior notes offering, net of
        offering costs of $11,022........................      --       239,797
     Repayment of Bridge Facility........................      --      (200,000)
     Exercise of stock options...........................        5         --
                                                           --------    ---------
     Net cash provided by financing activities...........        5       39,797
                                                           --------    ---------
  Net (decrease) increase in cash and cash equivalents...   (7,010)      57,918
                                                           --------    ---------
  Cash and cash equivalents, at beginning of period......   64,814       43,691
                                                           --------    ---------
  Cash and cash equivalents, at end of period............  $57,804     $101,609
                                                           --------    ---------

  Supplemental disclosures of cash flow information
     Interest paid during the period.....................     $97        $5,320
     Income taxes, net paid during the period............     $11        $1,272

  Non-cash transaction
      Preferred stock dividends..........................  $3,735        $3,443


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2000 are not necessarily indicative of those for the full year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's presentation. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)
                                   (unaudited)

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS



                                                                     March 31,       December 31
                                                                      2000              1999
                                                                     ----------       ----------
                           Description

Accounts receivable, net:
   Accounts receivable............................................  $   60,444        $  84,353
   Less allowances:
      Doubtful accounts...........................................      (3,829)          (3,951)
      Advertising, markdowns, returns, volume discounts and other.     (18,263)         (24,561)

                                                                    -----------       ----------
     Total........................................................  $  38,352         $  55,841
                                                                    ===========       ==========

Inventories, net:
   Toys:
     Finished goods...............................................  $  27,395         $  31,397
     Component parts, raw materials and
         work-in-process..........................................      5,035             4,787
                                                                    ----------        ----------
     Total toys...................................................  $  32,430         $  36,184

   Publishing:
     Finished goods...............................................  $    --           $   --
     Component parts, raw materials and
         work-in-process..........................................      3,438             3,201
                                                                    ----------        ----------
     Total publishing.............................................  $   3,438         $   3,201
                                                                    ----------        ----------
          Total..................................................   $  35,868         $  39,385
                                                                    ==========        ==========

Molds, tools and equipment, net:
    Molds, tools and equipment...................................   $  25,641         $  23,047
    Office equipment and other...................................      10,299            10,189
    Less accumulated depreciation and amortization...............     (18,329)          (16,010)
                                                                    ----------        ----------
      Total.....................................................    $  17,611         $  17,226
                                                                    ==========        ==========

Product and package design costs, net:
    Product design costs........................................    $  10,000         $   8,856
    Package design costs........................................        4,622             3,868
    Less accumulated amortization...............................       (6,775)           (5,775)
                                                                    ----------        ----------
      Total.....................................................    $   7,847         $   6,949
                                                                    ==========        ==========

Goodwill and other intangibles, net:
   Goodwill.....................................................    $ 471,993         $ 470,729
   Patents and other intangibles................................        2,638             3,902
   Less accumulated amortization................................      (40,262)          (34,270)
                                                                    ----------        ----------
     Total......................................................    $ 434,369         $ 440,361
                                                                    ==========        ==========

Accrued expenses and other:
   Accrued advertising costs....................................    $   2,250         $   6,787
   Accrued royalties............................................        3,913             8,197
   Inventory purchases..........................................        2,625             5,547
   Income taxes payable.........................................        4,483             4,366
   Deferred income taxes payable................................        5,948             5,948
   Other accrued expenses.......................................       24,517            22,535
                                                                    ----------        ----------
     Total......................................................    $  43,736         $  53,380
                                                                    ==========        ==========


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

3.       DEBT FINANCING

       On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used for working capital and to pay all outstanding balances under a $200 million loan (the "Bridge Facility') from UBS AG, Stamford Branch ("UBS AG") which was used to partially finance the acquisition of Marvel Entertainment Group, Inc. in 1998. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum, payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of the Senior Notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes.

         In February 1999, in connection with the repayment of the Bridge Facility and the termination of a $50 million credit facility with UBS AG which was obtained in 1998, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit for the write-off of deferred financing costs associated with these two facilities.

         On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. The Company has never borrowed under this facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $385,000 as of April 26, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

4.       SHARES OUTSTANDING

         The Condensed Consolidated Statement of Operations presents operations of the Company for the three months ended March 31, 2000. During the first three months of 2000, the Company issued 80,000 shares of common stock as annual compensation to its non-employee directors and issued 272 shares of common stock upon the exercise of warrants. The total number of shares of common stock outstanding as of March 31, 2000 is 33,637,513, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangable preferred stock ("8% Preferred Stock") and no exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding as of March 31, 2000 would have been 53,431,490; assuming conversion of all of the 8% Preferred Stock and exercise of all warrants and employee stock options, the number of shares as of March 31, 2000, would have been 72,176,859.

5.       SEGMENT REPORTING

     Following the Company's acquisition of MEG, the Company realigned its business into four divisions: Licensing, Publishing, Toys ("Toy Biz") and Corporate.

         The Marvel Licensing division licenses the Marvel characters for use in television programs, motion pictures, destination-based entertainment (such as theme parks), on-line media, consumer products and promotions.

         The Marvel Publishing division publishes comic books and paperbacks based upon the Company's library of over 4,700 characters as well as certain licensed material.

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)
                                   (unaudited)

Set forth below is certain operating information for the divisions of the Company.

Three months ended March 31, 2000:
----------------------------------

                            Licensing        Publishing         Toy Biz    Corporate           Total
                            ---------        ----------         --------   ---------         ---------

Net Sales                   $  2,326         $   9,941          $30,920    $   -             $ 43,187
Gross Profit                   2,256             4,609           13,973        -               20,838
Operating (Loss) Income       (5,700)            1,643           (3,351)     (1,869)           (9,277)
EBITDA(1)                       (828)            2,537              194      (1,869)               34


Three months ended March 31, 1999:
---------------------------------
                            Licensing        Publishing         Toy Biz    Corporate           Total
                            ---------        ----------         --------   ----------       ----------

Net Sales                   $  15,294        $  10,400          $49,564     $   -            $ 75,258
Gross Profit                   15,163            4,586           22,859         -              42,608
Operating Income (Loss)         8,327            1,241            2,100      (2,600)            9,068
EBITDA(1)                      13,325            2,414            5,668      (2,600)           18,807


(1) "EBITDA" is defined as earnings before extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flow will be sufficient to fund cash needs.

6.       CONTINGENCIES

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

         Spider-Man Litigation. The Company's subsidiaries Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates
("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character have not been resolved. It is the Company's position that Viacom has no such rights. The rights asserted by Viacom are alleged to arise under an agreement between the Marvel Parties and 21st Century Productions, Inc., which the Marvel Parties claim has expired or was terminated, and an agreement between 21st Century and Viacom to which Marvel was not a party. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its television distribution rights with respect to a Spider-Man movie and intends to litigate its claims against Viacom vigorously.

       Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and it's wholly-owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of related action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the applicable copyright statute and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

          On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly-owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and the Company is awaiting the judge's decision.

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


Marvel Characters, Inc., not Mr. Simon is the rightful owner of the Captain America character.


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

General

         The Company operates in the licensing, comic book publishing and toy businesses. The Company owns the copyrights to over 4,700 fictional characters, including Spider-Man, X-Men, Captain America, Fantastic Four and The Incredible Hulk. The Company operates through the following four divisions:

         The Marvel Licensing division licenses the Marvel characters for use in television programs, motion pictures, destination-based entertainment (such as theme parks), on-line media, consumer products and promotions.

         The Marvel Publishing division publishes comic books and paperbacks based upon the Company's library of over 4,700 characters as well as certain licensed material.

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

Results of Operations

Three months ended March 31, 2000 compared with the three months ended March 31, 1999

       The Company's net sales decreased 43% from approximately $75.3 million in the first quarter of 1999 to approximately $43.2 million in the first quarter of 2000. The decrease is mainly due to the recognition, in the first quarter of 1999 of a substantial licensing fee relating to the licensing of the Spider-Man character to Sony Pictures Entertainment. In addition, Toy Biz sales decreased $18.6 million from 1999 to 2000 primarily due to a decline in sales of World Championship Wrestling ("WCW") and Marvel related product.

       Gross profit decreased from approximately $42.6 million in the first quarter of 1999 to approximately $20.8 million in the first quarter of 2000. The decrease in gross profit from 1999 to 2000 is partly due to the one-time licensing fee received in 1999 for the Spider-Man character referred to above, in addition to a decrease in the gross profit of the Toy Biz division, which amounted to approximately $8.9 million of the decrease. Gross profit as a percentage of net sales decreased from approximately 57% in the 1999 period to approximately 48% in the 2000 period. Gross margins for the Licensing and Toy Biz divisions decreased from 99% and 46% in the first quarter of 1999 to 97% and 45%, respectively in the first quarter of 2000, while the gross margin for the Publishing division increased from 44% in the first quarter of 1999 to 46% in the first quarter of 2000.

       Selling, general and administrative expenses decreased 13% from approximately $23.8 million or approximately 32% of net sales in the first quarter of 1999 to approximately $20.8 million or approximately 48% of net sales in the first quarter of 2000. The Toy Biz division accounted for approximately $3.4 million in selling, general and administrative expense decreases as a result of lower royalties and advertising costs relating to the decreased revenue. The Licensing division experienced a $1.0 million increase in selling, general and administrative expenses as a result of production costs related to the Avengers animated television series, which was partially offset by a decrease of $.7 million in selling, general and administrative expenses in the Corporate division.

         Amortization of goodwill and other intangibles decreased from approximately $6.3 million in the first quarter of 1999 to approximately $6.0 million in the first quarter of 2000 due to the final adjustment of the Marvel purchase price allocation which resulted in a net decrease in goodwill of $21.7 million in December 1999.

         Net interest expense decreased from $7.4 million in the first quarter of 1999 to $7.2 million in the first quarter of 2000 due to lower interest and deferred financing costs from the Senior Notes as compared to the Bridge Facility, which was partially offset by lower interest and other income.

         In connection with the repayment of the Bridge Facility in 1999, the Company recorded an extraordinary charge of approximately $1.5 million, net of any tax benefit, for the write-off of the Bridge Facility deferred financing costs. There was no such charge in the first quarter of 2000.

       The provision for income taxes is due primarily to non-deductible goodwill, other intangibles and state income taxes. The Company expects this to continue. The Company has Net Operating Loss Carryforwards ("NOLs") of $96.7 million related to the acquisition of MEG. Benefits from the NOLs, if realized, will be a reduction in goodwill in the period realized.

 Liquidity and Capital Resources

         Net cash used in operating activities remained consistent with the first quarter of 1999 as compared to the first quarter of 2000 amounting to approximately $1.1 million and $1.3 million, respectively.

       On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used for working capital and to pay all outstanding balances under a $200 million loan (the "Bridge Facility') from UBS AG, Stamford Branch ("UBS AG") which was used to partially finance the acquisition of Marvel Entertainment Group, Inc. in 1998. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum, payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of the Senior Notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes.

         In February 1999, in connection with the repayment of the Bridge Facility and the termination of the UBS Credit Facility, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit for the write-off of deferred financing costs associated with these two facilities.

         On April 1, 1999, the Company and Citibank entered an agreement for a $60.0 million Citibank Credit Facility. The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. The Company has never borrowed under this facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $385,000 as of April 26, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

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

         Certain Bankruptcy Proceedings. As a result of the consummation of the Plan on October 1, 1998, all claims against MEG with respect to orders issued by the District Court in connection with the Plan have been released, as have all claims by MEG against the Company and all claims against the Company concerning the effect of the June 1997 change of control of MEG on the voting power of the stock in the Company owned by MEG

         Spider-Man Litigation. The Company's subsidiaries Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates
("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character have not been resolved. It is the Company's position that Viacom has no such rights. The rights asserted by Viacom are alleged to arise under an agreement between the Marvel Parties and 21st Century Productions, Inc., which the Marvel Parties claim has expired or was terminated, and an agreement between 21st Century and Viacom to which Marvel was not a party. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its television distribution rights with respect to a Spider-Man movie and intends to litigate its claims against Viacom vigorously.

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

          On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly-owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held December 1999 and the Company is qwaiting the judge's decision.

       Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon is the rightful owner of the Captain America character.

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

                                  EXHIBIT INDEX

Exhibits  No.

10.1 Amendment to Revolving Credit Facility between the Company and Citibank N.A. dated March 21, 2000

10.2   Employment  Agreement,  dated  January  2000 between the Company and Bill
       Jemas.

12     Statement re: Computation of Ratios dated as of March 31, 2000.

27     Financial Data Schedule .

 b) Reports on Form 8-K.

              The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000:

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                     MARVEL ENTERPRISES, INC.
                                                     (Registrant)

                         Dated: May 10, 2000         By: /s/  F. Peter Cuneo
                                                         -------------------
                                                         F. Peter Cuneo
                                                         Chief Executive Officer