Form 10-Q
period 2000-06-30
MARVEL ENTERPRISES INC
filed 2000-08-14
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                            13-3711775
-------------------------------                     --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



387 Park Avenue South,
     New York, NY                                        10016
-----------------------------------------             -------------
(Address of principal executive offices)               (Zip Code)

                                  212-696-0808
                   -----------------------------------------
              (Registrant's telephone number, including area code)


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

Yes X No

At August 1, 2000, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 33,702,266 shares of Common Stock.

PART I.  Financial Information


                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       June 30,     December 31,
                                                        2000           1999
                                                       ----------     ---------
                                                       (unaudited)

ASSETS
Current assets
 Cash and cash equivalents...........................   $46,241        $64,814
 Accounts receivable, net............................    28,980         55,841
 Inventories, net....................................    43,372         39,385
 Deferred income taxes, net..........................    ----            7,042
 Deferred financing costs............................     1,372          1,384
 Prepaid expenses and other..........................     6,859          4,443
                                                       ----------     ----------

        Total current assets.........................   126,824        172,909

Goodwill and other intangibles, net..................   428,381        440,361
Molds, tools and equipment, net......................    16,502         17,226
Product and package design costs, net................     8,210          6,949
Income tax receivable................................     1,327          1,327
Deferred charges and other assets....................    11,907          6,512
Deferred financing costs.............................     8,667          9,353

        Total assets.................................  $601,818       $654,637
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable....................................    $6,380         $9,613
 Accrued expenses and other..........................    33,781         53,380
 Administrative claims payable.......................     8,690          9,507
 Unsecured creditors payable.........................     7,531          8,490

         Total current liabilities...................    56,382         80,990
                                                       ----------     ----------

Long-term liabilities
 Senior notes........................................   250,000        250,000
 Deferred income taxes...............................      ----          1,094
                                                       ----------     ----------

         Total long-term liabilities.................   250,000        251,094
                                                       ----------     ----------

         Total liabilities...........................   306,382        332,084

Redeemable cumulative convertible
    exchangeable preferred stock.....................   194,335        186,790

Stockholders' equity
 Common stock........................................       409            409
 Additional paid-in capital..........................   215,301        215,184
 Retained deficit....................................   (81,654)       (46,875)
                                                       ----------     ----------

         Total stockholders' equity before treasury
                  stock..............................    134,056        168,718
                                                       ----------     ----------
 Treasury stock......................................    (32,955)       (32,955)

         Total stockholders' equity..................    101,101        135,763
                                                       ----------     ----------

         Total liabilities, redeemable preferred stock
              and stockholders' equity...............   $601,818       $654,637
                                                       ==========     ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                          Three Months                   Six Months
                                                          Ended June 30,                Ended June 30,
                                                        ------------------------  ------------------------

                                                          2000           1999       2000            1999
                                                        --------       ---------  ---------      ----------


Net sales...........................................    $ 51,041        $61,510    $94,229       $ 136,768
Cost of sales.......................................      24,328         30,831     46,677          63,481
                                                        ---------      ---------  ----------     ----------

Gross profit........................................      26,713         30,679     47,552          73,287
                                                        ---------      ---------  ----------     ----------

Operating expenses:

     Selling, general & administrative..............      19,329         24,521     40,135          48,323
     Depreciation & amortization....................       3,778          3,720      7,097           7,166
     Amortization of goodwill and other intangibles.       5,990          6,482     11,982          12,774
                                                        ---------      ---------  ----------     ----------

Total operating expenses............................      29,097         34,723      59,214         68,263
                                                        ---------      ---------  ----------     ----------

Operating (loss) income.............................      (2,384)        (4,044)    (11,662)         5,024
Interest expense, net...............................       7,216          7,070      14,416         14,420
                                                        ---------      ---------  ----------     ----------

Loss before provision (benefit) for income taxes....      (9,600)       (11,114)    (26,078)        (9,396)

Income tax provision (benefit)......................         724         (2,044)        893          1,070
                                                        ---------      ---------  ----------     ----------

Loss before equity in net loss of joint venture.....     (10,324)       ($9,070)    (26,971)      ($10,466)

Equity in net loss of joint venture.................        (263)           ---        (263)           ---
                                                        ---------      ---------  ----------     ----------

Loss before extraordinary expense...................     (10,587)       ($9,070)     (27,234)     ($10,466)

Extraordinary expense, net of tax benefit of $1,021.         ---            ---         ---          1,531
                                                        ---------      ---------  -----------     ----------

Net loss...........................................      (10,587)       ($9,070)     (27,234)     ($11,997)

Less: preferred dividend requirement...............        3,810          3,525        7,545         6,968
                                                        ---------      ---------  -----------     ----------

Net loss attributable to Common Stock.............      ($14,397)      ($12,595)    ($34,779)     ($18,965)
                                                        ---------      ---------  -----------     ----------

Basic and dilutive earnings per share:
 Loss from continuing operations attributable
     to Common Stock.............................         ($0.43)        ($0.38)      ($1.03)       ($0.52)
 Extraordinary expense...........................              -              -            -        ($0.05)
                                                        ---------      ---------  -----------     ----------
 Loss attributable to Common Stock...............         ($0.43)        ($0.38)      ($1.03)       ($0.57)
                                                        ---------      ---------  -----------     ----------

Weighted average number of basic and diluted
     shares outstanding..........................         33,651         33,532       33,644        33,532
                                                        ---------      ---------  -----------     ----------


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             Six Months
                                                            Ended June 30,
                                                        ------------------------
                                                           2000           1999
                                                        ---------      ---------

Cash flows from operating activities:
  Net loss......................................        ($27,234)      ($11,997)
                                                        ---------      ---------
  Adjustments to reconcile net income to net cash
         used in operating activities:
      Depreciation & amortization...............          19,079         19,940
      Amortization of bridge loan and bond offering
        costs...................................             698          2,169
      Extraordinary expense, net................             ---          1,531
      Equity in net loss of joint venture.......             263            ---
      Change in assets & liabilities:
         Decrease in accounts receivable........          26,861          9,473
         (Increase) decrease in inventories.....          (3,987)         2,030
         Decrease in income tax receivable......             ---          6,130
         Increase in prepaid expenses and other.          (7,416)        (3,127)
         Increase in deferred charges and other
            assets..............................            (395)        (4,194)
         Decrease in accounts payable...........          (3,232)          (436)
         Decrease in accrued expenses and other.         (13,915)       (16,408)
                                                        ---------      ---------
      Total adjustments.........................          17,956         17,108
        `                                               ---------      ---------
      Net cash (used in) provided by
         operating activities...................          (9,278)         5,111
                                                        ---------      ---------
Cash flows from investing activities:
  Payment of administrative claims, net.........          (1,776)        (2,414)
  Purchases of molds, tools and equipment.......          (4,073)        (5,784)
  Expenditures for product and package design
     costs......................................          (3,561)        (3,061)
  Other investments.............................              (2)          (110)
  Net proceeds from the sale of Fleer assets....              ---        22,885
                                                        ----------     ---------
      Net cash (used in) provided by investing
        activities..............................          (9,412)        11,516
                                                        ----------     ---------
Cash flows from financing activities:

  Net proceeds from senior notes offering.......             ---        239,038
  Repayment of bridge facility..................             ---       (200,000)
  Stock warrants exercised......................               5            189
  Employees stock options exercised.............             112            ---
                                                        ----------     ---------
      Net cash provided by financing activities.             117         39,227
                                                        ----------     ---------
Net (decrease) increase in cash and cash
  equivalents...................................         (18,573)        55,854
Cash and cash equivalents, at beginning of
  period........................................          64,814         43,691
                                                        ----------     ---------
Cash and cash equivalents, at end of period.....          46,241        $99,545
                                                        ----------     ---------
Supplemental disclosures of cash flow information
  Interest paid.................................         $15,193        $14,579
  Income taxes, net (paid) refunded.............             (87)        $4,782
Non-cash transaction
  Preferred stock dividends.....................          $7,545         $6,968



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2000 are not necessarily indicative of those for the full year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with current year's presentation. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS


                                                       June 30,     December 31,
                                                        2000           1999
                                                      -----------     ----------
                            Description

Accounts receivable, net:
  Accounts receivable..........................          $48,140        $84,353
  Less allowances for:
  Doubtful accounts............................           (3,871)        (3,951)
  Advertising, markdowns, returns, volume discounts
    and other..................................          (15,289)       (24,561)
                                                      -----------     ----------
  Total                                                  $28,980        $55,841
                                                      ===========     ==========

Inventories, net:
  Toys:
  Finished goods...............................          $34,272        $31,397
  Component parts, raw materials and
    work-in-process............................            5,452          4,787
                                                      -----------     ----------
  Total Toys...................................          $39,724        $36,184

Publishing:
  Finished goods...............................          $   ---        $   ---
  Component parts, raw materials and
    work-in-process............................            3,648          3,201
                                                      -----------     ----------
  Total Publishing.............................           $3,648         $3,201
                                                      -----------     ----------
  Total........................................          $43,372        $39,385
                                                      ===========     ==========

Molds, tools and equipment, net:
  Molds, tools and equipment..................           $26,917        $23,047
  Office equipment and other..................             9,906         10,189
  Less accumulated depreciation and
    amortization..............................           (20,321)       (16,010)
                                                      -----------     ----------
  Total.......................................           $16,502        $17,226
                                                      ===========     ==========

Product and package design costs, net:
  Product design costs........................           $10,986         $8,856
  Package design costs........................             5,299          3,868
  Less accumulated amortization...............            (8,075)        (5,775)
                                                      -----------    -----------
  Total.......................................            $8,210         $6,949
                                                      ===========    ===========

Goodwill and other intangibles, net:
  Goodwill...................................           $470,729       $470,729
  Patents and other intangibles..............              3,905          3,902
  Less accumulated amortization..............            (46,253)       (34,270)
                                                      -----------     ----------
  Total......................................           $428,381       $440,361
                                                      ===========     ==========

Accrued expenses and other:
  Accrued advertising costs.................           $    ----         $6,787
  Accrued royalties.........................               3,978          8,197
  Inventory purchases.......................               9,141          5,547
  Income taxes payable......................               5,093          4,366
  Deferred income taxes payable.............                ----          5,948
  Other accrued expenses....................              15,569         22,535
                                                      -----------     ----------
  Total.....................................             $33,781        $53,380
                                                      ===========     ==========


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.    DEBT FINANCING

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used for working capital and to pay all outstanding balances under a $200 million loan (the "Bridge Facility") from UBS AG, Stamford Branch ("UBS AG") which was used to partially finance the acquisition of Marvel Entertainment Group, Inc. ("MEG") in 1998. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum, payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of the Senior Notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes.

     In February 1999, in connection with the repayment of the Bridge Facility and the termination of a $50 million credit facility with UBS AG which was obtained in 1998, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit, for the write-off of deferred financing costs associated with these two facilities.

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered into an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender
 .The Company has never borrowed under this facility. The amount available under this facility is reduced by the amount of outstanding letters of credit, which total approximately $15.5 million as of June 30, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   COMMITMENTS

     In June 2000, the Company entered into a merchandise licensing agreement to manufacture and distribute a line of toys associated with motion pictures that are expected to be released at the end of 2001, 2002 and 2003. In connection with this licensing agreement and future minimum royalty obligations, the Company was required to provide the licensor with a $5.0 million cash payment and a Standby Letter of Credit in the amount of $10.0 million which is outstanding at June 30, 2000.

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commences on or about January 1, 2001 and terminates on July 31, 2006. Rent payments due for the year 2001 total approximately $3.3 million and will increase annually at rates ranging from 2.7% to 5.0% per annum. In connection with the lease, the Company was required to provide the landlord with a Standby Letter of Credit in the amount of $5.08 million which is outstanding at June 30, 2000.

5.   SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three months and six months ended June 30, 2000. During the first six months of 2000, the Company issued 80,000 shares of common stock as annual compensation to its non-employee directors, issued 19,000 shares of common stock upon the exercise of employee stock options and issued 275 shares of common stock upon the exercise of warrants. The total number of shares of common stock outstanding as of June 30, 2000 is 33,656,516, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangeable preferred stock ("8% Preferred Stock") and no additional exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at June 30, 2000 would have been 53,846,333; assuming conversion of all of the 8% Preferred Stock and exercise of all outstanding warrants, all remaining warrants required to be issued by the Company under the Plan and all employee stock options, the number of shares would have been 71,563,694.

6.   SEGMENT REPORTING

     Following the Company's acquisition of MEG, the Company realigned its business into four divisions: Licensing, Publishing, Toys ("Toy Biz") and Corporate.

     The Marvel Licensing division licenses the Marvel characters for use in television programs, motion pictures, publishing, destination-based entertainment (such as theme parks), on-line media, consumer products and promotions.

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Set forth below is certain operating information for the divisions of the Company.


Three months ended June 30, 2000:

                                         Licensing     Publishing   Toys      Ccrporate     Total
                                         ---------     ---------- --------    ---------    -------
                                                              (in thousands)


Net Sales                                   $7,043      $11,411    $32,587     $    -      $ 51,041
Gross Profit                                 6,801        5,693     14,219          -        26,713
Operating (Loss) Income                       (777)       1,898     (1,574)    (1,931)       (2,384)
EBITDA(1)                                    4,095        2,792      2,428     (1,931)        7,384


Three months ended June 30, 1999

                                         Licensing     Publishing     Toys    Corporate      Total
                                         ---------     ----------     ----    ---------      -----
                                                              (in thousands)

Net Sales                                   $7,139      $10,759    $43,612     $    -      $ 61,510
Gross Profit                                 7,016        4,825     18,838          -        30,679
Operating (Loss) Income                        (67)       1,124        149     (5,250)       (4,044)
EBITDA(1)                                    4,930        2,297      4,181     (5,250)        6,158


Six months ended June 30, 2000

                                         Licensing     Publishing     Toys    Corporate      Total
                                         ---------     ----------     ----    ---------      -----
                                                              (in thousands)


Net Sales                                   $9,370      $21,352    $63,507     $    -      $ 94,229
Gross Profit                                 9,058       10,302     28,192          -        47,552
Operating (Loss) Income                     (6,478)       3,541     (4,925)    (3,800)      (11,662)
EBITDA(1)                                    3,266        5,329      2,622     (3,800)        7,417


         Six months ended June 30, 1999

                                         Licensing     Publishing     Toys    Corporate      Total
                                         ---------     ----------     ----    ---------      -----
                                                              (in thousands)

Net Sales                                  $22,432      $21,159    $93,177     $    -      $136,768
Gross Profit                                22,179        9,412     41,696          -        73,287
Operating Income(Loss)                       8,261        2,366      2,247     (7,850)        5,024
EBITDA(1)                                   18,255        4,712      9,847     (7,850)       24,964



(1)"EBITDA" is defined as earnings before extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flow will be sufficient to fund cash needs.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.    JOINT VENTURE

     The Company has entered into a jointly owned limited partnership with Sony Pictures in order to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man character. The Company's share of marketing and promotional expenses for the three months ended June 30, 2000 totals approximately $260,000.

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

     Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc., (collectively , the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character have not been resolved. It is the Company's position that Viacom has no such rights. The rights asserted by Viacom are alleged to arise under an agreement between the Marvel Parties and 21st Century Productions, Inc., which the Marvel Parties claim has expired or was terminated, and an agreement between 21st Century and Viacom to which Marvel was not a party. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its television distribution rights with respect to a Spider-Man movie and intends to litigate its claims against Viacom vigorously.

     Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner
Companies, Inc., the Company, MEG and its wholly owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of related action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the applicable copyright statute and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

     On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and the Company is awaiting the judge's decision.

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character.

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

     The Marvel Licensing division licenses the Marvel characters for use in television programs, motion pictures, publishing, destination-based entertainment (such as theme parks), on-line media, consumer products and promotions.

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

Results of Operations

Three months ended June 30, 2000 compared with the three months ended June 30, 1999

     The Company's net sales decreased 17% to approximately $51.0 million for the three months ended June 30, 2000 from approximately $61.5 million in the corresponding 1999 period. The decrease was due primarily to a decline in sales of World Championship Wrestling ("WCW") products within the Toy Biz division. This was partially offset by a 6% increase in net sales in the Publishing division due primarily to a custom comic produced for Toys R Us relating to the X-Men motion picture.

     Gross profit decreased 13% to approximately $26.7 million in the three months ended June 30, 2000 from approximately $30.7 million in the corresponding 1999 period. The decrease was due primarily to a decline in gross profit from the Toy Biz division of approximately $4.6 million. However, gross profit as a percentage of net sales increased to approximately 52% in the 2000 period from approximately 50% in the 1999 period. The Licensing and Publishing divisions produced gross margins of approximately 97% and 50%, respectively. The gross profit margin for the Toy Biz division increased to 44% in the 2000 period from 43% in the 1999 period due primarily to a higher percentage of lower-margin goods sold during the 1999 period.

     Selling, general and administrative expenses decreased 21% to approximately $19.3 million or approximately 38% of net sales in the three months ended June 30, 2000 from approximately $24.5 million or approximately 40% of net sales in the three months ended June 30, 1999. The decrease was due in part to payments of $2.6 million made in connection with the separation of the company's Chief Executive Officer during the second quarter of 1999. Expenses for the Toy Biz division decreased to $11.8 million in the three months ended June 30, 2000 from approximately $14.7 million in the corresponding 1999 period due primarily to lower than anticipated royalty and advertising costs.

     Amortization of goodwill and other intangibles decreased to approximately $6.0 million in the quarter ended June 30, 2000 from approximately $6.5 million in the corresponding quarter of 1999 due to the completion of the purchase price allocation relating to the Company's purchase of MEG which resulted in a net decrease in goodwill of $21.7 million.

     Net interest expense, which remained relatively constant at approximately $7.2 million in the three months ended June 30, 2000 as compared to $7.1 million in the corresponding 1999 period, consisted of approximately $7.8 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $600,000 in interest and other income.

Six months ended June 30, 2000 compared with the six months ended June 30, 1999

     The Company's net sales decreased 31% to approximately $94.2 million for the six months ended June 30, 2000 from approximately $136.8 million in the corresponding 1999 period. The decrease was due primarily to a decline in sales of WCW products within the Toy Biz division. Additionally, the recognition in the 1999 period of a substantial licensing fee relating to the Spider-Man character to Sony Pictures Entertainment contributed to the decrease in 2000.

     Gross profit decreased 35% to approximately $47.6 million in the six months ended June 30, 2000 from approximately $73.3 million in the corresponding 1999 period. The decrease was due to lower gross profit from the Toy Biz division of $13.5 million, due mainly to lower WCW product sales, and from the Licensing division of $13.2 million, due mainly to the Spider-man licensing fee in 1999. Gross profit as a percentage of net sales decreased to approximately 50% in the 2000 period from approximately 54% in the 1999 period. The Licensing and Publishing divisions produced gross margins of approximately 97% and 48%, respectively. The gross profit margin for the Toy Biz division decreased to 44% in the 2000 period from 45% in the 1999 period due primarily to a decline in the sales of high margin WCW products.

     Selling, general and administrative expenses decreased 17% to approximately $40.1 million or approximately 43% of net sales in the six months ended June 30, 2000 from approximately $48.3 million or approximately 35% of net sales in the six months ended June 30, 1999. The decrease was due in part to a 1999 separation agreement of $2.6 million for the company's then Chief Executive Officer as well as lower consulting, professional and Year 2000 related expenses. Expenses for the Toy Biz division decreased to $25.6 million in the six months ended June 30, 2000 from approximately $31.8 million in the corresponding 1999 period due primarily to lower than anticipated royalty and advertising costs.

     Amortization of goodwill and other intangibles decreased to approximately $12.0 million in the six months ended June 30, 2000 from approximately $12.8 million in the corresponding period in 1999 due to the completion of the purchase price allocation relating to the Company's purchase of MEG which resulted in a net decrease of goodwill of $21.7 million.

     Net interest expense, which remained constant at approximately $14.4 million in the six months ended June 30, 2000 as compared to the corresponding 1999 period, consisted of approximately $15.7 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $1.3 million in interest and other income.

     The Company's effective tax rate for the six months ended June 30, 2000 was higher than the statutory rate due primarily to tax benefit not being provided. Benefit was not provided as the utilization of tax losses is uncertain. The Company estimates its Net Operating Loss Carryforwards ("NOLs") to be $125.5 million at June 30, 2000 of which $95.6 million relates to the acquisition of MEG. Benefits from these acquired NOLs, if realized, will be a reduction in goodwill in the period realized

Liquidity and Capital Resources

     Net cash used in operating activities was approximately $9.3 million in the first six months of 2000, while net cash provided by operating activities was approximately $5.1 million in the first six months of 1999.

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used for working capital and to pay all outstanding balances under a $200 million loan (the Bridge Facility) from UBS AG, Stamford Branch ("UBS AG") which was used to partially finance the acquisition of Marvel Entertainment Group, Inc. ("MEG") in 1998. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum, payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of the Senior Notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable notes whose terms are identical in all other material respects to the terms of the Senior Notes.


     In February 1999, in connection with the repayment of the Bridge Facility and the termination of a $50 million credit facility with UBS AG which was obtained in 1998, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit, for the write-off of deferred financing costs associated with these two facilities.

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered into an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender. The Company has never borrowed under this facility. The amount available under this facility is reduced by the amount of outstanding letters of credit, which total approximately $15.5 million as of June 30, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

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

     Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc., (collectively , the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character have not been resolved. It is the Company's position that Viacom has no such rights. The rights asserted by Viacom are alleged to arise under an agreement between the Marvel Parties and 21st Century Productions, Inc., which the Marvel Parties claim has expired or was terminated, and an agreement between 21st Century and Viacom to which Marvel was not a party. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its television distribution rights with respect to a Spider-Man movie and intends to litigate its claims against Viacom vigorously.

     Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner
Companies, Inc., the Company, MEG and its wholly owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of related action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief. The Company believes that each component of the Work was created for MEG as a "work for hire" within the meaning of the applicable copyright statute and believes that all of Wolfman's claims are without merit and intends to defend the action vigorously if the action is allowed to proceed.

     On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and the Company is awaiting the judge's decision.

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character.
                                       15

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

Exhibits No.

Exhibit 10.1 Amendment to Revolvoing Credit Facility between the Company and Citibank N.A. dated August 9, 2000

Exhibit 12    Statement  re:  Computation  of  Ratios  dated as of June 30,2000.

Exhibit 27    Financial Data Schedule.


b) Reports on Form 8-K.

              The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   MARVEL ENTERPRISES, INC.
                                   (Registrant)


Dated: August 14, 2000              By: /s/ F. Peter Cuneo
                                       ------------------
                                       F. Peter Cuneo
                                       Chief Executive Officer