Form 10-Q
period 2000-09-30
MARVEL ENTERPRISES INC
filed 2000-11-14
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

Yes X No

At November 1, 2000, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 33,702,728 shares of Common Stock.

PART I.  Financial Information


                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     September     December
                                                      30,2000       31, 1999
                                                     ----------    ----------
                                                             (unaudited)
ASSETS
Current assets

 Cash and cash equivalents..........................  $27,310       $64,814
 Accounts receivable, net...........................   50,455        55,841
 Inventories, net...................................   52,064        39,385
 Deferred income taxes, net.........................      ---         7,042
 Deferred financing costs...........................    1,372         1,384
 Prepaid expenses and other.........................   13,331         4,443
                                                      --------      --------

     Total current assets...........................  144,532       172,909

Goodwill and other intangibles, net.................  422,369       440,361
Molds, tools and equipment, net.....................   15,290        17,226
Product and package design costs, net...............    7,914         6,949
Income tax receivable...............................    1,327         1,327
Deferred charges and other assets...................    9,608         6,512
Deferred financing costs............................    8,325         9,353
                                                      --------      --------

     Total assets................................... $609,365      $654,637
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable................................... $  7,197      $  9,613
 Accrued expenses and other.........................   48,847        53,380
 Administrative claims payable......................    7,484         9,507
 Unsecured creditors payable........................    8,828         8,490
                                                     ---------      ---------
     Total current liabilities......................   72,356        80,990
                                                     ---------      ---------

Long-term liabilities
 Senior notes.......................................  250,000       250,000
 Deferred income taxes..............................     ----         1,094
                                                     ----------    ----------

     Total long-term liabilities....................  250,000       251,094
                                                     ----------    ----------

     Total liabilities..............................  322,356       332,084
                                                     ----------    ----------

Redeemable cumulative convertible
         exchangeable preferred stock...............   198,221       186,790
                                                     ----------    ----------
Stockholders' equity
 Common stock.......................................       411           409
 Additional paid-in capital.........................   216,068       215,184
 Retained deficit...................................   (94,736)      (46,875)
                                                     ----------    ----------

     Total stockholders' equity before
         treasury stock............................    121,743       168,718
                                                     ----------    ----------

Treasury stock.....................................    (32,955)      (32,955)

     Total stockholders' equity....................     88,788       135,763
                                                     ----------    ----------

     Total liabilities, redeemable preferred stock
          and stockholders' equity.................  $  609,365    $  654,637
                                                     ==========    ===========


         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                  Three Months                Nine Months
                                               Ended September 30,        Ended September 30,
                                               -----------------------    ----------------------
                                                 2000          1999        2000         1999
                                               --------      --------    ---------   ----------
Net sales................................      $ 73,461        $ 89,882    $167,690    $ 226,650
Cost of sales............................        38,915          42,351      85,592      105,832
                                               --------        --------   ---------    ----------

Gross profit..............................       34,546          47,531      82,098      120,818

Operating expenses:
  Selling, general & dministrative........       24,100          33,018      64,235       81,342
  Depreciation & amortization.............        4,946           4,754      12,043       11,920
  Amortization of goodwill and
   other intangibles......................        6,020           6,587      18,002       19,361
                                                --------        --------   ---------    ----------

Total operating expenses..................       35,066          44,359      94,280      112,623
                                                --------        --------   ---------    ----------

Operating (loss) income...................         (520)          3,172     (12,182)       8,195
Interest expense, net.....................        7,718           6,891      22,134       21,309
                                                --------        --------   ---------    ----------

Loss before provision for income taxes....       (8,238)         (3,719)    (34,316)     (13,114)

Income tax provision......................          958             925       1,851        1,996
                                                --------        --------   ---------    ----------

Loss before equity in net loss of
        joint venture.....................        (9,196)        (4,644)     (36,167)     (15,110)

Equity in net loss of joint venture.......          ---            ---          (263)        ---
                                                ---------       --------   ---------    ----------


Loss before extraordinary expense.........        (9,196)        (4,644)     (36,430)     (15,110)

Extraordinary expense, net of tax
        benefit of $1,021.................           ---           ---           ---        1,531
                                                ----------      ---------   ---------   ----------


Net loss..................................         (9,196)       (4,644)      (36,430)     (16,641)

Less: preferred dividend requirement......          3,886         3,590        11,431       10,558
                                                 ---------      ---------   ----------  -----------

Net loss attributable to common stock.....       ($13,082)      ($8,234)     ($47,861)    ($27,199)
                                                 ---------      ---------   ----------  -----------

Basic and dilutive earnings per share:
   Loss from continuing operations
    attributable to common stock..........         ($0.39)       ($0.25)       ($1.42)      ($0.76)
   Extraordinary expense..................           ---           ---           ---        ($0.05)
                                                 ---------      ---------     ----------   ---------
   Loss attributable to common stock......         ($0.39)       ($0.25)       ($1.42)      ($0.81)
                                                 ---------      ---------     ----------   ---------

Weighted average number of basic and diluted
shares outstanding.......................          33,696        33,532        33,661       33,532
                                                 ---------      ---------     -----------  ---------


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                Nine Months
                                                                           Ended  September 30,
                                                                       -------------------------
                                                                          2000          1999
                                                                       -----------   -----------

Cash flows from operating activities:
     Net loss...................................................        ($36,430)     ($16,641)
                                                                       -----------   -----------
     Adjustments  to  reconcile  net  income  to  net  cash
                used  in  operating activities:
             Depreciation & amortization.......................           30,046        31,281
             Amortization of bridge loan and bond offering
                costs..........................................            1,040         2,532
             Extraordinary expense, net........................             ---          1,531
             Equity in net loss of joint venture...............              263          ---
             Change in assets & liabilities:
                 Decrease (increase) in accounts receivable....            5,386       (16,381)
                 Increase in inventories.......................          (12,679)       (9,750)
                 Decrease in income tax receivable.............             ---          7,396
                 Increase in prepaid expenses and other........           (8,888)       (2,261)
                 Increase in deferred charges and other
                     assets....................................           (3,096)       (4,047)
                 (Decrease) increase in accounts payable.......           (2,435)        1,668
                 Increase (decrease) in accrued expenses and
                     other.....................................            1,171        (2,920)
                                                                        ----------    -----------
             Total adjustments.................................           10,808         9,049
                                                                        ----------    -----------
               Net cash used in  operating activities..........          (25,622)       (7,592)
                                                                        ----------    -----------
Cash flows from investing activities:

     Payment of administrative claims, net.....................           (1,685)       (3,374)
     Purchases of molds, tools and equipment...................           (6,092)      (10,226)
     Expenditures for product and package design costs.........           (4,980)       (5,239)
     Other investments.........................................              (11)         (141)
     Net proceeds from the sale of Fleer assets................             ---         22,885
                                                                        ----------    -----------

         Net cash (used in) provided by investing activities...          (12,768)        3,905
                                                                        ----------    -----------

Cash flows from financing activities:

     Net proceeds from senior notes offering...................             ---        238,987
     Repayment of bridge facility..............................             ---       (200,000)
     Compensatory stock issued.................................              500          ---
     Stock warrants exercised..................................                5           191
     Employees stock options exercised.........................              381         ---
                                                                        ----------   -----------
          Net cash provided by financing activities............              886        39,178
                                                                        ----------   -----------
Net (decrease) increase in cash and cash equivalents...........          (37,504)       35,491
Cash and cash equivalents, at beginning of period..............           64,814        43,691
                                                                        ----------   -----------
Cash and cash equivalents, at end of period....................           27,310        79,182
                                                                        ----------   -----------

Supplemental disclosures of cash flow information
     Interest paid.............................................         $ 15,348     $  14,673
     Income taxes, net paid....................................              208         4,802
Non-cash transaction
      Preferred stock dividends................................         $ 11,431     $  10,558


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2000 are not necessarily indicative of those for the full year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with current year's presentation. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                            September 30,        December 31,
                                                                               2000                1999
                                                                            -------------        ------------
                            Description
Accounts receivable, net:
   Accounts receivable..................................................    $    72,525          $    84,353
   Less allowances for:
       Doubtful accounts................................................         (3,955)              (3,951)
       Advertising, markdowns, returns, volume discounts and other......        (18,115)             (24,561)
                                                                            ------------         ------------
     Total                                                                  $    50,455          $    55,841
                                                                            ============         ============

Inventories, net:
   Toys:
     Finished goods.....................................................    $    41,538          $    31,397
     Component parts, raw materials and work-in-process.................          6,781                4,787
                                                                            ------------         ------------
     Total Toys.........................................................    $     48,319         $    36,184

   Publishing:
     Finished goods.....................................................    $       --           $      --
     Component parts, raw materials and work-in-process.................           3,745               3,201
                                                                            -------------        -------------
     Total Publishing...................................................    $      3,745         $     3,201
                                                                            -------------        -------------
          Total.........................................................    $     52,064         $    39,385
                                                                            =============        =============

Molds, tools and equipment, net:
   Molds, tools and equipment...........................................    $     28,815         $     23,047
   Office equipment and other...........................................          10,027               10,189
   Less accumulated depreciation and amortization.......................         (23,552)             (16,010)
                                                                            -------------        -------------
     Total..............................................................    $     15,290         $     17,226
                                                                            =============        =============

Product and package design costs, net:
   Product design costs.................................................    $     11,968         $      8,856
   Package design costs.................................................           5,736                3,868
   Less accumulated amortization........................................          (9,790)              (5,775)
                                                                            --------------       -------------
      Total.............................................................    $      7,914         $      6,949
                                                                            ==============       =============

Goodwill and other intangibles, net:
   Goodwill.............................................................    $    470,729         $    470,729
   Patents and other intangibles........................................           3,912                3,902
   Less accumulated amortization........................................         (52,272)             (34,270)
                                                                            --------------       -------------
     Total..............................................................    $    422,369         $    440,361
                                                                            ==============       =============

Accrued expenses and other:
   Accrued advertising costs............................................    $        778         $      6,787
   Accrued royalties....................................................           4,940                8,197
   Inventory purchases..................................................          10,951                5,547
   Income taxes payable.................................................           5,892                4,366
   Deferred income taxes payable........................................            ---                 5,948
   Other accrued expenses...............................................          26,286               22,535
                                                                            --------------       -------------
      Total.............................................................    $     48,847         $     53,380
                                                                            ==============       =============

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

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered into an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million during June, July and August 2000 and $20.0 million at all other times. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender. The Company has never borrowed under this facility. The amount available under this facility is reduced by the amount of outstanding letters of credit, which total approximately $15.3 million as of September 30, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

4.       COMMITMENTS

     In June 2000, the Company entered into a merchandise licensing agreement to manufacture and distribute a line of toys associated with motion pictures that are expected to be released at the end of 2001, 2002 and 2003. In connection with this licensing agreement and future minimum royalty obligations, the

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Company was required to provide the licensor with a $5.0 million cash payment and a Standby Letter of Credit in the amount of $10.0 million that is outstanding at September 30, 2000.

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commences on or about January 1, 2001 and terminates on July 31, 2006. Rent payments due for the year 2001 total approximately $3.3 million and will increase annually at rates ranging from 2.7% to 5.0% per annum. In connection with the lease, the Company was required to provide the landlord with a Standby Letter of Credit in the amount of $5.08 million that is outstanding at September 30, 2000.

5.       SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three months and nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Company issued 80,000 shares of common stock as annual compensation to its non-employee directors, issued 64,750 shares of common stock upon the exercise of employee stock options, issued 275 shares of common stock upon the exercise of warrants and issued 4 shares of common stock upon the conversion of 4 shares of preferred stock. The total number of shares of common stock outstanding as of September 30, 2000 is 33,702,270, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangeable preferred stock ("8% Preferred Stock") and no additional exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at September 30, 2000 would have been 54,295,841; assuming conversion of all of the 8% Preferred Stock and exercise of all outstanding warrants, all remaining warrants required to be issued by the Company under the Plan and all employee stock options, the number of shares would have been 72,262,202.

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Set forth below is certain operating information for the divisions of the Company.

Three months ended September 30, 2000

                                           Licensing    Publishing           Toys     Corporate         Total
                                          -----------   ----------        ---------   ----------      -------
                                                                    (in thousands)
Net Sales                                 $    5,768    $   11,477        $ 56,216    $   ---         $73,461
Gross Profit                                   5,614         5,952          22,980           0         34,546
Operating (Loss) Income                        (848)         2,364             175      (2,211)         (520)
EBITDA(1)                                      4,252         3,059           5,346      (2,211)        10,446

Three months ended September 30, 1999

                                           Licensing    Publishing           Toys     Corporate         Total
                                           ----------   -----------       ----------  ----------      --------
                                                                    (in thousands)

Net Sales                                  $   6,240     $  10,885         $72,757     $  ---         $89,882
Gross Profit                                   6,039         5,269          36,223        ---          47,531
Operating (Loss) Income                        (881)         1,552           5,562      (3,061)         3,172
EBITDA(1)                                      4,116         2,725          10,733      (3,061)        14,513

Nine months ended September 30, 2000

                                           Licensing    Publishing            Toys    Corporate          Total
                                           ----------   ----------        ----------  ----------      ---------
                                                                     (in thousands)


Net Sales                                  $  15,138    $    32,829        $119,723    $  ---          $167,690
Gross Profit                                  14,671         16,253          51,174        0             82,098
Operating (Loss) Income                      (7,327)          5,905         (4,749)      (6,011)        (12,182)
EBITDA(1)                                      7,518          8,387           7,969      (6,011)         17,863


Nine months ended September 30, 1999

                                           Licensing     Publishing            Toys    Corporate          Total
                                           ---------     ----------       ---------    ---------       ----------
                                                                     (in thousands)

Net Sales                                  $  28,673     $   32,043        $165,934    $  ---          $226,650
Gross Profit                                  28,219         14,680          77,919       ---           120,818
Operating Income (Loss)                        7,380          3,917           7,809     (10,911)          8,195
EBITDA(1)                                     22,371          7,436          20,580     (10,911)         39,476


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


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.    JOINT VENTURE

     The Company has entered into a jointly owned limited partnership with Sony Pictures in order to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man character. The Company's share of marketing and promotional expenses for the nine months ended September 30, 2000 totals approximately $260,000.

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

     Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc., (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character have not been resolved. It is the Company's position that Viacom has no such rights. The rights asserted by Viacom are alleged to arise under an agreement between the Marvel Parties and 21st Century Productions, Inc., which the Marvel Parties claim has expired or was terminated, and an agreement between 21st Century and Viacom to which Marvel was not a party. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its television distribution rights with respect to a Spider-Man movie and intends to litigate its claims against Viacom vigorously.

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

     On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc.,

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and on November 6, 2000, the judge issued an opinion and order finding in favor of the Company and holding that the Company is the lawful owner of the rights claimed by Wolfman. As of this date, the time in which Wolfman may file an appeal has not expired.

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

Results of Operations

Three months ended September 30, 2000 compared with the three months ended September 30, 1999

     The Company's net sales decreased 18% to approximately $73.5 million for the three months ended September 30, 2000 from approximately $89.9 million in the corresponding 1999 period. The decrease was due primarily to a decline in sales of World Championship Wrestling ("WCW") products within the Toy Biz division.

     Gross profit decreased 27% to approximately $34.5 million in the three months ended September 30, 2000 from approximately $47.5 million in the corresponding 1999 period. The decrease was due primarily to a decline in gross profit from the Toy Biz division of approximately $13.2 million. The gross margin for the Licensing division remained at approximately 97% as compared to the 1999 period while the gross margin for the Publishing division increased to approximately 52% in the 2000 period from 48% in the 1999 period primarily due to increased direct order sales of comic books. The gross profit margin for the Toy Biz division decreased to 41% in the 2000 period from 50% in the 1999 period due primarily to a decline in sales of higher margin WCW products during the 2000 period.

     Selling, general and administrative expenses decreased 27% to approximately $24.1 million or approximately 33% of net sales in the three months ended September 30, 2000 from approximately $33.0 million or approximately 37% of net sales in the three months ended September 30, 1999. The decrease was due primarily to lower advertising and royalty costs as a result of reduced sales within the Toy Biz division. Expenses for the Corporate division decreased to $2.2 million in the three months ended September 30, 2000 from approximately $3.1 million in the corresponding 1999 period due primarily to the non-recurrence of Year 2000 related costs and lower consulting/professional fees.


     Amortization of goodwill and other intangibles decreased to approximately $6.0 million in the quarter ended September 30, 2000 from approximately $6.6 million in the corresponding quarter of 1999 due to the completion of the purchase price allocation relating to the Company's purchase of MEG which resulted in a net decrease in goodwill of $21.7 million.

     Net interest expense of approximately $7.7 million was recorded in the three months ended September 30, 2000 and consisted of primarily $7.9 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $200,000 in interest and other income.


Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

     The Company's net sales decreased 26% to approximately $167.7 million for the nine months ended September 30, 2000 from approximately $226.7 million in the corresponding 1999 period. The decrease was due primarily to a decline in sales of WCW products within the Toy Biz division. Additionally, the recognition in the 1999 period of a substantial licensing fee received from Sony Pictures Entertainment relating to the Spider-Man character contributed to the decrease in 2000.

     Gross profit decreased 32% to approximately $82.1 million in the nine months ended September 30, 2000 from approximately $120.8 million in the corresponding 1999 period. The decrease was due to lower gross profit from the Toy Biz division of $26.7 million, due mainly to lower WCW product sales, and from the Licensing division of $13.5 million, due mainly to the Spider-man licensing fee in 1999. Gross profit as a percentage of net sales decreased to approximately 49% in the 2000 period from approximately 53% in the 1999 period. The gross margin for the Licensing division decreased slightly to approximately 97% in the 2000 period from 98% in the 1999 period due to increased creator royalties while the gross margin for the Publishing division increased to approximately 50% in the 2000 period from 46% in the 1999 period primarily due to increased advertising revenue in the comic book line. The gross profit margin for the Toy Biz division decreased to 43% in the 2000 period from 47% in the 1999 period due primarily to a decline in the sales of high margin WCW products.

     Selling, general and administrative expenses decreased 21% to approximately $64.2 million or approximately 38% of net sales in the nine months ended September 30, 2000 from approximately $81.3 million or approximately 36% of net sales in the nine months ended September 30, 1999. Expenses for the Toy Biz division decreased to $43.2 million in the 2000 period from approximately $57.3 million in the corresponding 1999 period due primarily to lower advertising and royalty costs as a result of reduced sales. Expenses in the Corporate division decreased to $6.0 million in the 2000 period from $10.9 million in the corresponding 1999 period due in part to a 1999 separation agreement of $2.6 million for the company's then Chief Executive Officer as well as lower consulting/professional fees and payroll costs and the non-recurrence of Year 2000 related expenses.

     Amortization of goodwill and other intangibles decreased to approximately $18.0 million in the nine months ended September 30, 2000 from approximately $19.4 million in the corresponding period in 1999 due to the completion of the purchase price allocation relating to the Company's purchase of MEG which resulted in a net decrease of goodwill of $21.7 million.

     Net interest expense, which increased to approximately $22.1 million in the nine months ended September 30, 2000 as compared to the corresponding 1999 period due to lower interest income, consisted of primarily $23.5 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $1.4 million in interest and other income.

     The Company's effective tax rate for the nine months ended September 30, 2000 was higher than the statutory rate due primarily to tax benefit not being provided. Benefit was not provided as the utilization of tax losses is uncertain. The Company estimates its Net Operating Loss Carryforwards ("NOLs") to be $127.8 million at September 30, 2000 of which $95.6 million relates to the acquisition of MEG. Benefits from these acquired NOLs, if realized, will be a reduction in goodwill in the period realized.

 Liquidity and Capital Resources

     Net cash used in operating activities was approximately $25.6 million in the first nine months of 2000, while net cash used in operating activities was approximately $7.6 million in the first nine months of 1999.

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

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered into an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million during June, July and August 2000 and $20.0 million at all other times. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender. The Company has never borrowed under this facility. The amount available under this facility is reduced by the amount of outstanding letters of credit, which total approximately $15.5 million as of June 30, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

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

     Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc., (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character and pending in the Superior Court of the State of California for the County of Los Angeles, to which Metro-Goldwyn Mayer Studios Inc. and two of its affiliates ("MGM"), Columbia Tristar Home Video and related entities ("Sony"), Viacom International Inc. ("Viacom") and others were also parties. In February 1999, the Superior Court granted summary judgement to the Marvel Parties and dismissed MGM's claims. In March 1999, MGM, Sony and the Marvel Parties settled all remaining claims among themselves. The litigation among Sony, the Marvel Parties and Viacom over claims by Viacom to distribute on pay and free television a feature length live action motion picture based on the Spider-Man character have not been resolved. It is the Company's position that Viacom has no such rights. The rights asserted by Viacom are alleged to arise under an agreement between the Marvel Parties and 21st Century Productions, Inc., which the Marvel Parties claim has expired or was terminated, and an agreement between 21st Century and Viacom to which Marvel was not a party. Although there can be no assurances, the Company believes that it will ultimately be successful in establishing its television distribution rights with respect to a Spider-Man movie and intends to litigate its claims against Viacom vigorously.

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

     On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and on November 6, 2000, the judge issued an opinion and order finding in favor of the Company and holding that the Company is the lawful owner of the rights claimed by Wolfman. As of this date, the time in which Wolfman may file an appeal has not expired.

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

Exhibits No.

Exhibit  12    Statement re:Computation of Ratios dated as of September 30,2000.

Exhibit  27    Financial Data Schedule.


b) Reports on Form 8-K.

              The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   MARVEL ENTERPRISES, INC.
                                   (Registrant)


Dated: November 14, 1999              By: /s/ F. Peter Cuneo
                                       ------------------
                                       F. Peter Cuneo
                                       Chief Executive Officer