Form 10-K
period 2000-12-31
MARVEL ENTERPRISES INC
filed 2001-04-02
CIK 933730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
        ACT OF 1934 For the transition period from        to

                           Commission File No. 1-13638

                            MARVEL ENTERPRISES, INC.
                   ------------------------------------------
             (Exact     name  of   Registrant   as  specified  in  its  charter)
                        (formerly known as Toy Biz, Inc.)

    Delaware                                            13-3711775
-----------------                         ----------------------------
(State of incorporation)                 (I.R.S. employer identification number)


                              387 Park Avenue South
                            New York, New York 10016
                 ----------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 696-0808

              (Registrant's telephone number, including area code)
           ----------------------------------------------------------

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2001 was {$27,551,462} based on a price of {$1.85) per share, the closing sales price for the Registrant's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape on that date.

     As of March 9, 2001, there were 33,947,923 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----

PART I

  ITEM 1.       BUSINESS.........................................................1
  ITEM 2.       PROPERTIES......................................................10
  ITEM 3.       LEGAL PROCEEDINGS...............................................10
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

PART II

  ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.........................................12
  ITEM 6.       SELECTED FINANCIAL DATA.........................................12
  ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.........................13
  ITEM 7 A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK...........................................19
  ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................19
  ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.........................19

PART III

  ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............20
  ITEM 11.      EXECUTIVE COMPENSATION..........................................23
  ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT..............................................28
  ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................32

PART IV

  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                    ON FORM 8-K.................................................32

SIGNATURES......................................................................36


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K Annual Report. When used in this Form 10-K, the words "intend", "estimate", believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the Company:

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

     Production delays or shortfalls, continued concentration of toy retailers and pressure by certain of our major retail customers to significantly reduce their toy inventory levels. The retail toy business is highly concentrated. The five largest customers for our toy products accounted in the aggregate for approximately 60% of our total toy sales in 2000. An adverse change in, or termination of, our relationship with one or more of our major customers could have a material adverse effect on us. Each of our five top toy customers also uses, to some extent, inventory management systems which shift a portion of retailers' inventory risk onto us. Our production of excess products to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us on even our most popular items. If we fail to anticipate a high demand for our products, however, we face the risk that we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, particularly during the Christmas season, and may consequently lose sales.

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

General

     The Company is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 4,700 characters. The Company operates in the licensing, comic book publishing and toy businesses in both domestic and international markets. The Company's library of characters includes Spider-Man, X-Men, Captain America, Fantastic Four and The Incredible Hulk and is one of the oldest and most recognizable collections of characters in the entertainment industry.

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

     The following are examples of media exposure and licensing opportunities that Marvel Licensing has generated for the Company's characters:

    Television Programs

     Marvel Licensing licenses the Company's characters for use in popular television programs, including Spider-Man, which has appeared on the Fox Kids Television Network since 1994, and X-Men, which has appeared on the Fox Kids Television Network since 1992. In addition, The Incredible Hulk, Fantastic Four, Iron Man and Silver Surfer have aired on syndicated television from time to time in the past. In 2000, Marvel began production of X-Men Evolution, a half hour animated show. This is distributed by Warner Brothers and currently appears on the Kids WB network.


    Feature Films

     Marvel Licensing has licensed the Company's characters for use in major motion pictures. For example, the Company currently has licenses with Twentieth Century Fox to produce motion pictures featuring X-Men, Fantastic Four and Silver Surfer. The X-Men film was released during July 2000 and a sequel is presently scheduled to be released in November 2002. The Company currently has an outstanding license with Sony Pictures for a motion picture based upon Spider-Man which is scheduled to be released in May 2002, and other outstanding licenses with various other film studios for a number of its other characters and additional discussions are ongoing. Under these licenses, the Company generally retains control over merchandising rights and not less than 50% of movie-based merchandising revenues.

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

    On-line Media

     Marvel Licensing has developed an on-line presence for the Company's characters through the Company's "Marvel.com" and related websites, including the introduction of electronic comics and access to the Company's top writers and artists and plans to extend such presence in 2001.

    Non-Toy Merchandise

     Marvel Licensing licenses the Company's characters for use in a wide variety of consumer products, including apparel, costumes, children's sleepwear, party goods, snack foods, video games, collectibles, posters, footwear, backpacks and linens.

Marvel Publishing

     Since 1995, the comics publishing business has declined, along with the number of retailers that carry comic books.

     A significant number of comic specialty stores have left the business, primarily due to a decrease in speculative purchases of both comics and related collectibles (e.g. trading cards.) A significant number of outlets that carried comics as a part of their magazine merchandise programs have dropped the product due to an overall reduction in comics readership. Management believes that this loss of readers was the direct result of a long-term, industry-wide decline in the readability and quality of comic book stories. In 2000, the Company took steps to improve our editorial processes and comic book content and management believes that these were the first steps in the long-term rehabilitation of Marvel publishing.

   Comic Books

     Marvel Publishing has been publishing comic books since 1939 and has developed a roster of more than 4,700 characters, including the following popular characters: Spider-Man; X-Men (including Wolverine, Nightcrawler, Colossus, Storm, Cyclops, Rogue, Bishop and Gambit); Captain America; Fantastic Four (including Mr. Fantastic, Human Torch, Invisible Woman and The Thing); The Incredible Hulk; Thor; Silver Surfer; Daredevil; Iron Man; Dr. Strange; and Ghost Rider. The Company's characters exist in the "Marvel Universe", a fictitious universe which provides a unifying historical and contextual background for the storylines. Marvel Publishing's titles feature classic Marvel super heroes, newly developed Marvel characters, and characters created by other entities and licensed to Marvel Publishing.

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

   Comic Book Editorial Process

     Marvel Publishing's full-time editorial staff consists of an editor in chief, managing editor and approximately 17 editors associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate, over a six- to nine-month period, the activities of a writer, a pencil artist, an inker, a colorist and a printer. The majority of this work is performed by third parties outside of Marvel Publishing's premises.

     The artists and writers include freelancers who generally are paid on a per-page basis. They are eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the comic books in which their work appears. In 2000, Marvel cut back on the number of expensive, exclusive agreements with writers and artists while establishing new relationships with some of the industry's hottest creators.

     The creative process is a team effort led by a Marvel editor. A writer develops a story line; a pencil-artist works with the writer to translate the story into a pictorial sequence of events; an inker enhances the pencil artist's work; a letterer typesets balloons and captions; and a computer artist colors the pages. In 2000, Marvel began to eliminate the costly and inefficient process of hand-coloring books in favor of higher quality, less expensive, computer coloring. These freelance creators and the printers/binders for Marvel comic books are unaffiliated third parties.

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

     In 2000, Marvel launched the Ultimate Marvel line, which recreates the Spider-Man and X-Men mythos in a way that is thoroughly modern and accessible to new readers. These books immediately rose to the top of the industry sales charts and have been growing in monthly readership.

    For the years ended December 31, 1998, 1999 and 2000, approximately 81%, 80%, and 77%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the direct market. Marvel Publishing distributes its publications through an unaffiliated entity which, in turn, services specialty market retailers and direct market comic book shops.

     In 2000, Marvel returned to its historical policy of printing to order for the Direct Market, thus eliminated the cost of printing and marketing excess inventory. Moreover, it seems to have helped revive collector interest in Marvel comics, as sold out comics are now rising in after-market value. (It is worth distinguishing back-issue collectibility - which had always been a healthy part of the comic book business - from the bubble of mass speculation on over-printed books that marked the early 1990s.)

     For the years ended December 31, 1998, 1999 and 2000, approximately 10%, 9% and 8%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the retail returnable market. The retail returnable market consists of traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandise and national bookstore chains. The distributors sell Marvel Publishing's publications to wholesalers, who in turn sell to the retail outlets. Management issues credit to these distributors for unsold and returned copies. Distribution to national bookstore chains is accomplished through a separate distributor.

     For the years ended December 31, 1998, 1999 and 2000, approximately 3%, 2% and 2%, respectively, of Marvel Publishing's net publishing revenues were derived from subscription sales.

     For the years ended December 31, 1998, 1999 and 2000, approximately 6%, 9% and 13%, respectively, of Marvel Publishing's net publishing revenues were derived from advertising sales and other publishing activities. In most of Marvel Publishing's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. Marvel Publishing permits advertisers to advertise in a broad range of Marvel Publishing's comic book publications which target specific groups of titles that have a younger or older readership.

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

     The toy industry is a highly competitive environment in which large mass market toy retailers dominate the industry and feature a large selection of toys. In recent years, entertainment conglomerates, through films, television shows, video games and the internet and print products, have emerged as important content providers for toy manufacturers. In addition, continued consolidation among discount-oriented retailers can be expected to require toy companies to keep prices low and to implement and maintain production and inventory control methods permitting them to respond quickly to changes in demand. In addition to the competitive pressures placed on manufacturers and distributors, the toy industry is subject to changing consumer preferences and significant seasonal patterns in sales. Some products in the toy industry are perennial favorites and others are successfully marketed only for a limited period of time.

     Due to the uncertainty of the toy industry and the fact that retailers continue to work down excess inventories of declining brands, management has taken several initiatives to restructure Toy Biz and position it for improved financial and operating performance. These initiatives, which include previously announced staffing reductions and the elimination of certain high risk product categories and lines and shifting emphasis of its business to direct import, will enable Toy Biz to re-deploy its resources on a more focused set of opportunities. These include traditional Marvel-character franchises and the Lord of the Rings Toy License. Accordingly, in the fourth quarter of 2000, Marvel wrote down certain inventories, packaging, tooling and design and development costs related to the Toy Biz division. The write-downs resulted in $22.9 million of fourth quarter adjustments and relate primarily to discontinued toy lines in the game and promotional doll categories.

   Products

     Toy Biz has historically marketed a variety of toy products designed for children of different age groups. Toy Biz's current product strategy is to increase sales of Marvel-based toys, which generate higher margins than the Company's other toy product lines. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview." In 2000, approximately 75 % of the Company's net toy sales were generated from products not based on the Marvel characters. Toy Biz produces a portion of its products under licenses which it has obtained from third parties. In carrying out its business strategy, Toy Biz continuously monitors existing licensed properties and pursues new licenses where it believes that the new licenses fit with Toy Biz's core product lines, or where they may add to Toy Biz's core product mix.

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

     Boys' Products. Toy Biz is a leading marketer of youth entertainment products for domestic and international markets. These products are based on fictional action adventure characters owned or licensed by the Company. Action figures and accessories relating to the X-Men motion picture were the most successfully developed of Toy Biz's action figures and accessory line during 2000. Toy Biz also produces and markets a line of toys under license from World Championship Wrestling (WCW) and Pokemon. Toy Biz is currently developing a line of action figures, accessories and role play items based upon J.R.R. Tolkien's literary phenomenon "The Lord of the Rings." New Line Cinema (a division of AOL/Time Warner) is producing the "The Lord of the Rings" for major theatrical release beginning December 2001 and will release Part II during Holiday 2002 and
Part III for Holiday 2003.

     Girls' Products. Toy Biz had a very successful product in the feature plush category last year with "Puppy Magic." "Puppy Magic" is a soft stuffed mother dog and three puppies that are electronically interactive. Toy Biz has extended this technology and play pattern to kittens for 2001 with the introduction of "Kitty Magic.".

     Activity Toys. The Company believes that the Spectra Star brand name accounts for a substantial share of the United States mass market kite business. Toy Biz also utilizes license-driven products to expand the consumer appeal of its kite products. Toy Biz's kite licenses have been granted by well-known licensors such as Disney, Sony Pictures, Nickelodeon, Universal Studios and Warner Bros. Toy Biz's activity toy products also include model rocketry products.

   Design and Development

     Toy Biz maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twenty-four months, depending on product complexity.

     Toy Biz relies on independent parties in China to manufacture a substantial portion of its products. The remainder of its products are manufactured in
Mexico or the United States. As a matter of policy, Toy Biz uses several different manufacturers that compete for the Company's business. By concentrating its manufacturing among certain manufacturers, Toy Biz pursues a strategy of selecting manufacturers at which Toy Biz's product volume qualifies Toy Biz as a significant customer. Toy Biz is not a party to any long-term agreement with any manufacturer in the Far East.

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

   Customers, Marketing and Distribution

     Toy Biz markets and distributes its products in the United States and internationally, with sales to customers in the United States accounting for approximately 84%, 85% and 72% of the Company's net toy sales in 1998, 1999 and 2000, respectively.

     Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. Toy Biz's five largest customers include Toys 'R' Us, Inc., Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Target Corp., and Kay-Bee Toy Stores, which accounted in the aggregate for approximately 66%, 70% and 60% of the Company's total toy sales in 1998, 1999 and 2000, respectively. Our customer base for toys is concentrated.

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


Employees

     As of December 31, 2000, the Company employed approximately 720 persons (including operations in Hong Kong and Mexico). The Company also contracts for creative work on an as-needed basis with approximately 500 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

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

The Reorganization

     On December 27, 1996, MEG and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (collectively, the "Bankruptcy Case"). The Fourth Amended Plan of Reorganization (the "Plan") proposed by Toy Biz, Inc. and certain secured creditors of MEG in the Bankruptcy Case was confirmed by the United States District Court for the District of Delaware (the "District Court"), which has assumed jurisdiction over the Bankruptcy Case, and in connection with that confirmation, all appeals relating to consummation of the Plan were withdrawn by all parties involved in the Bankruptcy Case.

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

          (2) 13.1 million shares of Common Stock to the Secured Creditors;

          (3) warrants to purchase up to 1.75 million shares of Common Stock at an exercise price of $17.25 per share (the "Plan Warrants") to certain unsecured creditors of MEG (the "Unsecured Creditors"); and

     (4) the following warrants to former stockholders of MEG and holders of certain class securities litigation claims concerning MEG stock (collectively, the "MEG Equity Holders"), the Unsecured Creditors and certain other creditors of MEG: (a) three-year warrants to purchase 4 million shares of Common Stock at an exercise price of $12.00 per share (the "Stockholder Series A Warrants"); (b) six-month warrants to purchase 3 million shares of 8% Preferred Stock at an exercise price of between $10.65 and $11.88, based on the date of warrant issuance, per share (the "Stockholder Series B Warrants"); and (c) four-year warrants to purchase 7 million shares of Common Stock at an exercise price of $18.50 per share (the "Stockholder Series C Warrants," and together with the Stockholder Series A Warrants and the Stockholder Series B Warrants, the "Stockholder Warrants"; the Stockholder Warrants and the Plan Warrants, collectively, the "Warrants"). The Stockholder Series B Warrants were issued in three tranches on October 14, 1998, with an exercise price of $10.65 per share (these warrants expired on April 14, 1999); on December 23 1998, with an exercise price of $10.86 per share (these warrants expired on June 23, 1999); and on October 17, 1999, with an exercise price of $11.88 per share (these warrants expired on April 17, 2000). The completion of all distributions to the Unsecured Creditors is pending (other than of Stockholder Series B Warrants) until the District Court makes certain determinations concerning the amount of the Unsecured Creditors' allowed claims.

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

    Initial Administration Expense Claims Payment

     The Company agreed to pay in cash all administration expense claims incurred in connection with the Bankruptcy Case (the "Administration Expense Claims"). On the consummation date of the Plan, the Company paid approximately $20.2 million of Administration Expense Claims (the "Initial Administration Expense Claims Payment"). In December 1998 and during 1999 and 2000, the Company paid approximately $4.2 million, $10.4 million and $2.1 million, respectively, of additional Administration Expense Claims. The Company estimates that it may be required to pay between $6.5 million and $8.5 million of additional

Administrative Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. If the aggregate amount of Administration Expense Claims is in excess of $35 million, Zib Inc. ("Zib"), an affiliate of Mr. Perlmutter, has agreed that Zib or one of its affiliates will lend the Company the amount of the excess in exchange for a five-year promissory note from the Company (the "Excess Administration Expense Claims Note") which would bear interest at 2% above the interest rate on the Notes.

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

    Standstill Agreements

     Carl C. Icahn and High River Limited Partnership (the "High River Group") and Vincent Intrieri and Westgate International L.P. (the "Westgate Group") entered into standstill agreements (the "Standstill Agreements") on the consummation date of the Plan. Pursuant to the Standstill Agreements, the High River Group and the Westgate Group have each agreed that they will not, and will not permit their affiliates or associates to, among other things, seek to control the management of the Company. In addition, the Standstill Agreements require that the High River Group and Westgate Group vote all securities beneficially owned by them in connection with any action to be taken by the Company's security holders with respect to which an abstention will have the same effect as a vote against the matter, in proportion to the votes cast with respect to that action by all other holders of securities. With respect to all other matters to be voted upon at a meeting of the Company's security holders, the High River Group and Westgate Group shall cause securities beneficially owned by them to be present at the meeting for quorum purposes but to abstain from voting on the matter. The Standstill Agreements will terminate on October 1, 2002, subject to earlier termination under certain circumstances.

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

ITEM 2. PROPERTIES

     The Company has the following principal properties:


Facility                   Location                           Square Feet               Owned/Leased
--------                   ---------                          -----------               ------------
Office                     New York, New York                   69,000                  Leased
Office                     New York, New York                   15,000                  Leased
Office/Showroom            New York, New York                   14,100                  Leased
Office/Warehouse           Yuma, Arizona                        80,000                  Owned
Warehouse                  Fife, Washington                    210,000                  Leased
Manufacturing              San Luis, Mexico                    190,000                  Owned
Office                     Santa Monica, California              2,800                  Leased


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

     Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc., (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character which was completely settled in March 2001.


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

         On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and on November 6, 2000 the judge issued an opinion and order finding in favor of the Company and holding that the Company is the lawful owner of the rights claimed by Wolfman. As of this date, Wolfman filed an appeal which has not been scheduled.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for each fiscal quarter indicated, the high and low prices for the Company's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape.


         Fiscal Year                                 High            Low
         -----------                                 ----            -----
         1999

         First Quarter                               $ 7             $ 5 3/8
         Second Quarter                              $ 9 3/4         $ 6 5/8
         Third Quarter                               $ 7 1/2         $ 5 1/8
         Fourth Quarter                              $ 7 7/8         $ 4 11/16


         2000
         First Quarter                               $ 6 1/2         $ 5 5/16
         Second Quarter                              $ 6 15/16       $ 4 3/16
         Third Quarter                               $ 7 3/8         $ 3 1/8
         Fourth Quarter                              $ 3 3/16        $ 1 7/16


     As of March 21, 2001, there were 614 holders of record of the Company's Common Stock.

     The Company has not declared any dividends on the Common Stock. The working capital facility restricts the Company's ability to pay dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                         ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected combined or consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended December 31, 2000. The selected financial data of the Company for the years ended December 31, 1998 and 1999 are not comparable to prior periods due to the Company's acquisition of MEG on October 1, 1998. The Company has not paid dividends on its capital stock during any of the periods presented below.


                                                                Year Ended
                                  -------------------------------------------------------------------------

                                  Dec. 31,      Dec. 31,          Dec.31,          Dec.31,         Dec.31,
                                   1996          1997              1998             1999            2000
                                  ---------     ---------         --------         --------        --------
                                                     (in thousands, except per share amounts)

Statement of Operations
      Data:
Net sales.....................    $ 221,624     $ 150,812          $232,076         $319,645        $231,651
Operating income (loss).......       27,215       (49,288)          (19,460)              56         (58,990)
Net income (loss) ............       16,687       (29,465)          (32,610)         (33,791)        (89,858)
Basic and diluted net income
    (loss) per common share...         0.61         (1.06)            (1.23)           (1.43)          (3.13)
Preferred dividend requirement          105            71             3,380           14,220          15,395

At December 31:
Balance Sheet Data:
Working capital (deficit).....      102,192        74,047          (133,392)          91,919          41,740
Total assets..................      171,732       150,906           689,904          654,637         555,284
Borrowings....................         --          12,000           200,000             --              --
Other non-current debt........         --            --              27,000          250,000         250,000
Redeemable preferred stock....        1,681          --             172,380          186,790         202,185
Stockholders' equity..........      137,455       107,981           183,624          135,763          31,396


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Report.

     Set forth below is a discussion of the financial condition and results of operations of the Company for the three fiscal years ended December 31, 2000. Because of the significant effect of the Reorganization on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Overview

    Net Sales

     The Company's net sales are generated from (i) licensing the Marvel characters for use in merchandise, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books, including related advertising revenues; and (iii) marketing and distributing toys, including toys based on the Marvel characters, proprietary toy products and toys based on properties licensed to the Company from third parties. Licensing, publishing and toys have accounted for 8%, 20% and 72%, respectively, of the Company's net sales for the year ended December 31, 2000.

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

          Due to the deteriorating financial performance of Toy Biz, the Company has eliminated certain product categories and lines in an effort to focus its future toy business on marketing and distributing toys based on the Marvel characters, which provide the Company with higher margins because no license fees are required to be paid to third parties and, because of media exposure, require less promotion and advertising support than the Company's other toy categories. In 2001, Toy Biz will substantially reduce its advertising and promotion costs as compared to 1999 and 2000 when approximately $37.8 million and approximately $35.3 million, respectively, were spent on these costs. In addition, Toy Biz will market and distribute toys associated with Lord of the Rings Toy License which will coincide with the releases of all three films in the trilogy presently scheduled to be released in December of 2001, 2002 and 2003.

     The Company records as revenue the present value of licensing fees from its licensing activities at the time the Company's characters are available to the licensee and the collection of licensing fees is reasonably assured. Licensing fees booked as revenue but not yet realized are recorded as receivables. Licensing receivables due more than one year beyond the balance sheet date are discounted to their net present value and are recorded as deferred charges.

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

     In connection with the restructuring of Toy Biz, the Company increased its inventory reserve by an additional $3.8 million by writing down certain inventories in the fourth quarter of 2000 related to discontinued toy lines in the game and promotional dolls categories.

   Operating Expenses: Selling, General and Administrative

     Selling, general and administrative costs consist primarily of advertising, royalties, general and administrative, warehousing and store merchandising. The most significant portion of selling, general and administrative costs is advertising and royalties.

     Advertising expense varies with the Company's product mix.

     Royalties are payable on toys based on characters licensed from third parties, such as World Championship Wrestling, Universal Studios and Sony Pictures, as well as toys developed by outside inventors. There are no royalty payments for Marvel-character-based toy products. Reserves for unpaid guaranteed royalties on discontinued toy lines were increased by an additional $0.8 million during the fourth quarter of 2000.

     General  and  administrative   costs  consist  of  salaries  and  corporate
overhead.

     The Company expects warehousing and store merchandising costs to be reduced over time with the elimination of certain product categories and lines.

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

     Tooling and product design and development and packaging design expense, which are attributable to the toy business, are normally amortized over the life of the respective product. However, in the fourth quarter of 2000, the Company wrote down its tooling, product design and development and packaging design costs by an additional $16.8 million in excess of normal amortization in connection with the discontinuance of certain product categories and lines.

Results of Operations of the Company

    Year ended December 31, 2000 compared with year ended December 31, 1999

     The Company's net revenue decreased approximately $88.0 million to $231.6 million for the year ended December 31, 2000 from $319.6 million in the 1999 period. The decrease in net revenue was mainly due to a reduction in toy sales, specifically WCW products and Dolls such as Kindergarden Babies and Miss Party Surprise which was partially offset by increased sales of Activity Toys and Marvel products relating to the X-Men motion picture. Toy sales were further reduced by $1.5 million for additional returns and allowances related to discontinued product categories and lines. Licensing revenue decreased by approximately $11.7 million in 2000 from 1999 primarily due to a substantial license payment received in 1999 from Sony Pictures Entertainment in return for the rights to produce a motion picture based on the Spider-Man character. Publishing revenue increased by approximately $2.2 million primarily due to increased advertising and custom comics relating to the X-Men motion picture.

     Gross profit decreased approximately $65.7 million to $103.1 million in 2000 from $168.8 million in 1999. The reduction in toy and licensing gross profit accounted for approximately $58.1 million and approximately $11.7 million, respectively, of the decrease which was partially offset by an increase in Publishing gross profit of $4.1 million. Gross Profit as a percentage of net sales decreased to approximately 45% in 2000 from approximately 53% in 1999. The licensing and publishing divisions produced gross margins of 97% and 51%, respectively. The gross profit margin for the Toy Biz division decreased to 37% in 2000 from 49% in 1999 due primarily to a higher percentage of WCW and Girl products sold during 1999 which generally have higher gross profit margins. Fourth quarter adjustments totaling $3.8 million relating to the Company's writedown of certain inventories added to a higher cost of sales component and a lower gross margin in 2000.

     Selling, general and administrative expense decreased approximately $17.1 million to $107.5 million in 2000 from $124.6 million in 1999. Expense reductions in the toy and corporate divisions accounted for approximately $14.1 million and approximately $6.7 million, respectively, of the decrease primarily due to lower advertising, royalty, payroll and professional fees. Selling, general and administrative expense as a percentage of net sales increased to approximately 46% in 2000 from approximately 39% in 1999 mainly due to a reduction in toy sales, development costs for The Avengers and X-Men Evolution animated television series in addition to one-time start-up costs for the Marvel.com website.

     Depreciation and amortization expense increased approximately $12.6 million to $30.7 million in 2000 from $18.1 million in 1999 primarily due to additional amortization expense of $16.8 million recorded in the fourth quarter of 2000 for accelerated write-offs of tooling, product design and development and packaging design related to discontinued toy products. This was partially offset by lower amortization of $4.2 million due to reduced capital expenditures in 2000.

     Amortization of goodwill and other intangibles decreased approximately $1.8 million to $24.0 million in 2000 from $25.9 million in 1999. The decrease was mainly due to the completion of the purchase price allocation relating to the acquisition of MEG which resulted in a net decrease in goodwill of $21.7 million in 1999.

     Interest expense decreased approximately $0.2 million to $31.9 million in 2000 from $32.1 million in 1999, primarily due to a reduction in deferred financing charges.

     As a result of the above, the Company reported a net loss of $89.9 million in 2000 compared to a net loss of $33.8 million in 1998. The Company reported a loss per share after preferred dividends of $3.13 in 2000 compared to a loss per share after preferred dividends of $1.43 in 1999.

   Year ended December 31, 1999 compared with year ended December 31, 1998

The Company's net sales increased to $319.6 million for the year ended December 31, 1999 from $232.1 million in the 1998 period. The increase in net sales was partially due to the inclusion of twelve months of licensing and publishing revenues in 1999, while only three months of activity was included in 1998, accounting for an increase of approximately $25.9 million and approximately $28.3 million in licensing and publishing revenues, respectively. Toy Biz sales increased by approximately $33.3 million in 1999 from 1998 primarily due to sales of WCW action figures, a product line that was introduced in 1999 and increased sales of large and small dolls, partially offset by a decline in the sales of Marvel-related product.

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

     Selling, general and administrative expense increased $27.5 million to $124.6 million in 1999 from $97.1 million in 1998. Selling, general and administrative expense as a percentage of net sales decreased to approximately 39% in 1999 from approximately 42% in 1998. The selling, general and administrative expenses for the licensing, publishing and corporate divisions increased approximately $29.5 million to $35.1 million from $5.6 million in 1998 due to the inclusion of the full-year's activity in 1999.

     The Toy Biz division produced a net decrease of approximately $2.0 million to $89.5 million in 1999 from $91.5 million in 1998; however, the 1998 period included $11.7 million of expenses relating to the termination of license agreements resulting from the Company's integration of MEG's operations which did not recur in 1999. Discounting the one-time charges from 1998, the Toy Biz division accounted for an increase of approximately $9.7 million primarily due to increased advertising and royalty expenses related to increased sales of promotional items in 1999.

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

     As a result of the above, the Company reported a net loss of $33.8 million in 1999 compared to a net loss of $32.6 million in 1998. The Company reported a loss per share after preferred dividends of $1.43 in 1999 compared to a loss per share after preferred dividends of $1.23 in 1998

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and cash available from the $40.0 million Citibank working capital facility, which was reduced $20.0 million in 2000 from $60.0 million in 1999. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay Administration Expense Claims.

     Net cash provided by (used in) the Company's operations during fiscal 1998, 1999 and 2000 was $42.0 million, $0.8 million and ($24.2) million, respectively.

     At December 31, 2000, the Company had working capital of $41.7 million.

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

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of

0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million during June, July and August 2000 and $20.0 million at all other times. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility is reduced by the amount of letters of credit outstanding, which is approximately $15.4 million as of March 1, 2001. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

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

     On the consummation date of the Plan, the Company made the Initial Administration Expense Claims Payment of $20.2 million. In December 1998, the Company paid approximately $4.2 million of additional Administration Expense Claims and paid an additional $10.4 million and $2.1 million of Administration Expense Claims during 1999 and 2000, respectively. The Company estimates that it may be required to pay between $6.5 million and $8.5 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay.

     The Company will be required to make the Unsecured Creditors Cash Payment at such time as the amount thereof is determined. The Company deposited $8 million into a trust account to satisfy the maximum amount of such payment. During 2000, the Company received approximately $1.9 million from the trust account as a result of a settlement with the NBA. The balance in the trust account as of December 31, 2000 is approximately $7.0 million.

     Capital expenditures (excluding acquisitions) by the Company during fiscal 1998, 1999 and 2000 were approximately $17.3 million, $21.0 million and $15.1 million, respectively.

     The Company believes that cash on hand, cash flow from operations, borrowings available under the Citibank working capital facility and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay Administration Expense Claims.

Seasonality

     The Company's annual operating performance depends, in large part, on its sales of toys during the relatively brief Christmas selling season. During 1998, 1999 and 2000, 60%, 62% and 62%, respectively, of the Company's net toy sales were realized during the second half of the year. Management expects that the Company's toy business will continue to experience a significant seasonal pattern for the foreseeable future. This seasonal pattern requires significant use of working capital mainly to build inventory during the year, prior to the Christmas selling season, and requires accurate forecasting of demand for the Company's products during the Christmas selling season.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has operations in Hong Kong and Mexico. In the normal course of business, the operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

     Market risks related to the Company's operations result primarily from changes in interest rates. At December 31, 2000, all of the Company's long-term debt bore interest at a fixed rate, and all of the Company's outstanding preferred stock earns dividends at a fixed rate. However, the fair market value of the fixed rate debt and the outstanding preferred stock is sensitive to changes in interest rates. The Company is subject to the risk that the market interest rates will decline and the interest rates for the fixed rate debt and the fixed dividend yield on the outstanding preferred stock will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

     Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management's Discussion and Anyalysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item, the report of the independent auditors thereon and the related financial statement schedule required by Item 14(a)(2) appear on pages F-2 to F-33. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in
Note 11 to the December 31, 2000 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth the name, age (as of March 1, 2001) and position of each person who serves as an executive officer or director of the
Company:

Name                       Age   Position

Morton E. Handel.........   65   Chairman of the Board of Directors
Avi Arad.................   53   Director and Chief Creative Officer; President
                                   and Chief Executive Officer of Marvel Studios
F.. Peter Cuneo..........   57   President, Chief Executive Officer and Director
Sid Ganis................   61   Director
Shelley F.Greenhaus......   47   Director
James F. Halpin..........   50   Director
Lawrence Mittman.........   50   Director
Isaac Perlmutter.........   58   Director
Rod Perth................   57   Director
Michael J. Petrick.......   39   Director
Alan Fine................   50   President and Chief Executive Officer
                                   of Toy Biz
William Jemas............   43   President of Publishing and Consumer Products
Allen S. Lipson..........   58   Executive Vice President, Business and
                                   Legal Affairs and Secretary
Richard Ungar............   50   President of Marvel Characters Group


Directors

     The  name,  principal   occupation  for  the  last  five  years,   selected
biographical information and period of service as a director of the Company of each director are set forth below.

     Morton E. Handel has been the Chairman of the Board of Directors of the Company since October 1998 and was first appointed as a director of Toy Biz, Inc. in June 1997. Mr. Handel is also the President of S&H Consulting Ltd., a financial consulting group. Mr. Handel has held that position since 1990. Mr. Handel has also held the position of Director and President of Ranger Industries, Inc. from July 1997 until February 2001. Mr. Handel also serves as a director of Concurrent Computer Corp., a director of Linens N Things since May 2000 and was previously Chairman of the Board of Directors and Chief Executive Officer of Coleco Industries, Inc.

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

     Sid Ganis has been a Director of the Company since October 1999. Mr. Ganis is President of Out of the Blue Entertainment, a provider of motion pictures, television and musical entertainment for Sony Pictures Entertainment and others which he founded, since September 1996. From January 1991 until September 1996, Mr Ganis held various executive positions with Sony Picutres, including Vice
Chairman of Columbia Pictures and President of Worldwide Marketing for Columbia/TriStar Motion Picture Companies.

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

     Lawrence Mittman has been a Director of the Company since October 1998. Mr. Mittman has been a partner in the law firm of Paul, Hastings, Janofsy & Walker LLP for more than the past five years.

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

     Rod Perth has been a Director of the Company since October 1998. Mr.Perth has been President of Television, for Moviewatch Network, a start-up cable/satellite network founded by Hubbard Broadcasting since September 2000. From May 1999 until August 2000, he was President, Jim Henson Television Group Worldwide and from October 1994 until July 1998, Mr. Perth was the President of USA Networks Entertainment at USA Network. At USA Network, Mr. Perth was responsible for the development and production of programming, including programming for the Sci-Fi Channel. Prior to joining USA Network, Mr. Perth served as Senior Vice President, Late Night and Non-Network Programming at CBS Entertainment, where he was instrumental in the resurgence of the CBS Late Night Franchise and was a key member of the team that brought the "Late Show with David Letterman" to CBS. Mr. Perth joined the CBS Entertainment division in 1989 as Vice President, Late Night Programs.

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

     William Jemas has been President, Publishing and Consumer Products since February 2000. Previously he was Executive Vice President, Madison Square Garden Sports from December 1998 until February 2000. From July 1996 until December 1998, he was founder and President of Blackbox, L.L.C. and worked and consulted for several media companies, including Lancet Media, G-Vox Interactive and Hearst Entertainment. From July 1993 until June 1996, Mr Jemas held various executive positions with The Marvel Entertainment Group, including Executive Vice President and President of Fleer Corporation.

     Allen S. Lipson has been the Executive Vice President Business and Legal Affairs and Secretary of the Company since November 1999. From May 1996 until November 1999, Mr. Lipson was Vice President, Administration, General Counsel and Secretary of Remington Products Company L.L.C. and from October 1988 until May 1996 he was Vice President and General Counsel of Remington.

     Richard Ungar has served as the President of Marvel Characters Group since October 1999. From May 1999 until October 1999, he was a consultant for Marvel and from October 1998 until May 1999, Mr. Ungar was Chairman of BKM, Inc., a children's television network. From January 1997 until October 1998, Mr. Ungar was an independent consultant/producer and from January 1992 until January 1997, he held various postions with New World Entertainment, including President of Prgramming and President and C.E.O. of New World Animation.

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

     Based solely on its review of Forms 3, 4 and 5 available to the Company and written representations from certain of the directors, officers and ten-percent stockholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than ten percent of the Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 2000, with the exception of a Form 3 for Sid Ganis (to report his status as a director) which was filed late.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officers of the Company during 2000 and the Company's four most highly compensated executive officers, other than the Company's Chief Executive Officers, who were serving as executive officers of the Company on December 31, 2000 (the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.


                                            Summary Compensation Table
                                                                                                      Long-Term
                                                     Annual Compensation(1)                         Compensation
                                           -------------------------------------------------      ---------------------


                                                                                 Other Annual     Securities Underlying
Name and Principal Position                  Year     Salary($)     Bonus(2)     Compensation         Options(#)
----------------------------                 ----     ---------     -------      ------------     ---------------------
F. Peter Cuneo (3)                           2000     $694,615         ---       $ 78,678(4)
     President and Chief Executive           1999      295,000      $490,000                            750,000
     Officer

Alan Fine                                    2000      525,000         ---         8,320(5)
     President and Chief Executive Officer   1999      500,000       225,000       5,673(5)             200,000
     of the Company's Toy Biz Division       1998      425,000       307,001                            300,000

Avi Arad (6)                                 2000      375,000         ---         67,137(7)
     Chief Creative Officer of               1999      375,000       201,563      109,774(7)
     Company and President and Chief         1998      375,000         ---                            1,000,000
     Executive Officer of the Company's
      Marvel Studios Division

William Jemas(8)                             2000       267,307      237,500                            175,000
     President

Richard Ungar(9)                             2000       404,808(10)    ---
     President of Marvel Characters Group    1999        46,479(10)  140,000                            200,000



(1) Does not include value of perquisites and other personal benefits for any Named Executive Officer (other than Mr. Cuneo and Mr. Arad) since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.

(2) Bonus amounts shown are those accrued for and paid in or after the end of the year.

(3)  Mr. Cuneo's employment with the Company commenced in July 1999.

(4) Amounts shown include $50,700 for apartment provided by Company. $18,000 car allowance and $9,978 in Company matching contribution to the Company's 401(k) Plan.

(5) Amounts shown are the Company matching contributions to the Company's 401(k) Plan

(6) Mr. Arad's employment with the Company commenced in October 1998. Amounts shown for periods prior to October 1, 1998 represent consulting fees received by Mr. Arad.

(7) Amounts shown for company provided automobile and driver and in 2000, reimbursement of moving expenses of $38,672 incurred arising from Mr. Arad moving to the West Coast

(8)  Mr. Jemas's employment with the Company commenced in February 2000.

(9)  Mr. Ungar's employment with the Company commenced in October 1999.

(10) Amounts shown include payments to a personal service company owned by Mr. Ungar.

Option Grants Table

     The following table shows the Company's grants of stock options to the Named Executive Officers in 2000. Each stock option grant was made under the Stock Incentive Plan, which became unconditionally effective on January 20, 1999. No SARs (stock appreciation rights) were granted by the Company in 2000.


                         Number of         Percent of
                         Shares of           Total                                  Potential Realizable
                        Common Stock        Options                                  Value at Assumed Annual
                         Underlying        Granted to      Exercise                   Rates of Stock Price
                       Options Granted      Employees       Price      Expiration        Appreciation
Name                      in 2000           in 2000        per share     Date          for Option Terms
------------           ---------------     -----------     ---------   -----------  ------------------------
                                                                                        5%            10%
                                                                                    -----------     ---------

William Jemas (1)......    125,000           20.3%           5.687      2/14/10     $447,140        $1,133,135
William Jemas (2)......     50,000            8.1%           7.375      7/10/10      231,944           587,788




(1) Mr. Jemas' options become exercisable in three equal installments: options to buy 41,667 shares of Common Stock become exercisable on each of February 14, 2001, February 14, 2002 and February 14, 2003.

(2) Mr. Jemas' options become exercisable in three equal installments: options to buy 16,667 shares of Common Stock are exercisable on each of July 10, 2001, July 10, 2002 and July 10, 2003.



Year-End 2000 Option Value Table

     The following table shows the number and value of exercisable and unexercisable stock options held by the Named Executive Officers at December 31, 2000. No Named Executive Officers exercised stock options during 2000.


                                                  Number of Shares of                     Value of
                                                Common Stock Underlying                 Unexercised
                                                Unexercised Options at              In-the-Money Options at
Name                                                 Year-End (1)                          Year-End
--------------                                ----------------------------      ------------------------------
                                              Exercisable    Unexercisable      Exercisable      Unexercisable
                                              -----------    -------------      -----------      -------------
F. Peter Cuneo...........................     375,000          375,000          ------           --------
Avi Arad.................................     750,000          250,000          ------           --------
Alan Fine................................     291,667          208,333          ------           --------
Rick Ungar...............................      66,667          133,333
William Jemas ..................              ---------        175,000          ------           --------


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

     In addition, the Company and Arad Associates, of which Mr. Arad is the sole proprietor, are parties to a license agreement which provides that Arad
Associates is entitled to receive royalty payments on net sales of Marvel-character-based toys and on net sales of non-Marvel-character-based toys of which Mr. Arad is the inventor of record. In no event, however, may the total royalties payable to Arad Associates during any calendar year exceed $7.5 million. The Company accrued royalties to Mr. Arad for toys he invented or designed of approximately $4.3 million, $3.0 million and $1.6 million during the years ended December 31, 1998, 1999 and 2000 respectively. In September 1998, the license with Arad Associates was amended to provide that Arad Associates will receive an annual royalty of $650,000 for products based on the Marvel characters (the former royalty rate was 4%). The amendment leaves intact a provision that Arad Associates is to receive a negotiated royalty not to exceed 5% of net sales of products not based on the Marvel characters.

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

     Employment Agreement with Mr. Fine. Pursuant to his employment agreement, Mr. Fine has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on March 1, 2001, which was renewed for an additional two years. Under his employment agreement, Mr. Fine receives a base salary, subject to discretionary increases, of $500,000. Mr. Fine is eligible to earn an annual bonus based on the attainment of certain performance goals. The employment agreement further provides for participation in the Company's stock option plan as determined by the Board and provides that Mr. Fine shall be entitled to receive a grant of options to purchase 200,000 shares of Common Stock (in addition to the options previously granted to Mr. Fine to purchase 300,000 shares of Common Stock). Mr. Fine also receives a $1,000 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees.

     Employment Agreement with Mr. Jemas. Pursuant to his employment agreement, Mr. Jemas has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on February 15, 2002. Under his employment agreement, Mr. Jemas receives a base salary, subject to discretionary increases, of $275,000. The employment agreement provides for a sign-on bonus of $100,000 payable in two installments of $50,000 each and a bonus for 2000 equal to at least 50% of his base salary for the year. Mr. Jemas also receives a $1,100 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees. The employment agreement further provides for participation in the Company's stock option plan as determined by the Board and provides that Mr. Jemas shall be entitled to receive a grant of options to purchase 125,000 shares of Common Stock

     Employment and Agreement with Mr.Ungar. Pursuant to his employment agreement, Mr. Ungar has agreed to render his services to the Company for a term of employment expiring on October 25, 2002. Under his employment agreement, Mr.Ungar receives a base salary, subject to discretionary increases, of $325,000. Mr. Ungar is eligible to earn an annual bonus based on the attainment of certain performance goals. Mr. Ungar also receives a $1,300 monthly automobile allowance and is entitled to participate in employee benefit plans available to similarly situated employees of the Company. Pursuant to his employment agreement, Mr. Ungar has been granted options to purchase 200,000 shares of Common Stock. The options will vest over a three-year period.

     In addition, the Company and Brentwood Television Funnies, Inc. ("Brentwood"), of which Mr. Ungar is the sole shareholder, are parties to a Loan Out Agreement under which Brentwood agrees to provide the services of Mr. Ungar as Executive Producer on all television programs involving Marvel characters for a term expiring on October 25, 2002. Under the agreement, Brentwood receives a producer fee of $175,000 per year, subject to discretionary increases.

     Termination Provisions. The employment agreements of Messrs Cuneo, Fine, Jemas and Ungar and the Loan Out Agreement with Brentwood, provide that, in the event of termination, the executive is entitled to certain payments and benefits depending on the circumstances of the termination. Upon a change in control of the Company, the executive is entitled to a severance payment equal to two times the sum of his then-current base salary and the average of the two most recent annual bonuses paid. If any payments to the executive under his employment agreement ("Parachute Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code, then the executive will be entitled to receive an additional payment from the Company (a "Gross-Up Payment") in an amount such that the executive retains, after the payment of all taxes, an amount of the Gross-Up Payment equal to the excise tax imposed on the Parachute Payments.

     Confidential Information and Related Provisions. Each of the employment agreements with Messrs. Arad, Cuneo, Fine, Jemas and Ungar prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and otherwise provides that all inventions made by the employees during their employment belong to the Company. In addition, those employees agree during their employment, and for one year thereafter, not to engage in any competitive business activity.

Compensation Committee Interlocks and Insider Participation

     Messrs. Handel, Halpin, Perlmutter and Petrick serve now, and served during 2000, on the Company's Compensation and Nominating Committee. None of the individuals mentioned above was an officer or employee of the Company, or any of its subsidiaries, during 2000 or formerly. Mr. Handel is, and Mr. Perlmutter once was, the Company's non-executive Chairman of the Board.

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

   Tangible Media Advertising Services

     Tangible Media, a corporation which is wholly owned by Mr. Perlmutter, acts as the Company's media consultant in placing certain of the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. Tangible Media received payments of fees and commissions from the Company totaling approximately $1,147,000, $1,170,000 and $966,000 in 1998, 1999, and 2000 respectively. The
Company retains the services of a non-affiliated media consulting agency on matters of advertising creativity.

    Employee, Office Space and Overhead Cost Sharing Arrangements

     The Company and Tangible Media have shared certain space at the Company's principal executive offices and related overhead expenses. Since 1994, Tangible Media and the Company have been parties to an employee, office space and overhead cost sharing agreement governing the Company's sharing of employees, office space and overhead expenses (the "Cost Sharing Agreement"). Under the Cost Sharing Agreement, any party thereto may through its employees provide services to another party, upon request, whereupon the party receiving services shall be obligated to reimburse the providing party for the cost of such employees' salaries and benefits accrued for the time devoted by such employees to providing services. Under the Cost Sharing Agreement, Tangible Media is obligated to reimburse the Company for rent paid under the sublease, related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile services, in proportion to its percentage occupancy. The Cost Sharing Agreement is coterminous with the term of the Company's sublease for its executive offices. Under this Agreement, Tangible Media paid approximately $147,000, $155,000 and $67,000 to the Company in 1998, 1999 and 2000 respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock and 8% Preferred Stock, as of March 9, 2001 (based on 33,947,923) shares of Common Stock outstanding on that date), by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock or 8% Preferred Stock (based, in part, upon copies of all Schedules 13D and 13G provided to the Company), (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Because the voting or dispositive power of certain shares listed in the table is shared, the same securities are sometimes listed opposite more than one name in the table and the sharing of voting or dispositive power is described in a footnote. The total number of shares of Common Stock and 8% Preferred Stock listed below for directors and executive officers as a group eliminates such duplication.

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



                    Shares of Common Stock Beneficially Owned

                                             Sole Voting      Shared Voting          Sole Dispositive      Shared Dispositive
                                                Power            Power                    Power                   Power
                                          -----------------   --------------------   ----------------      -------------------
Five Percent Stockholder,
       Directors                                    Percent               Percent               Percent               Percent
  and Executive Officers                  Number    of Class  Number      of Class   Number     of Class   Number     of Class
---------------------------               -------   --------  -------     --------   ------     --------   -------    --------
Avi Arad (1)(2).........................    --         *      31,706,096   68.0%     4,920,000  14.2%        --           *
    623 North Sierra Drive
    Beverly Hills, CA  90210
Isaac Perlmutter(2)(3)..................    --         *      31,706,096   68.0%    15,270,151  38.9%        --           *
    P.O. Box 1028
    Lake Worth, Florida 33460
The Chase Manhattan Corporation (2)(4)..    --         *      31,706,096   68.0%     2,253,826   6.5%        --           *
    270 Park Avenue
    New York, New York 10017
Morgan Stanley & Co.
Incorporated(2)(5)......................    --         *      31,706,096   68.0%        --        *        5,401,810   14.6%
    1585 Broadway
    New York, New York 10036
Whippoorwill Associates, Inc.
as agent of and/or general
partner for certain institutions
and funds (6)..........................     --         *       3,941,037   10.8%        --        *        3,941,037   10.8%
    11 Martine Avenue
    White Plains, NY 10606
Mark H. Rachesky, M.D. (7).............     --         *       2,282,709    6.3%        --        *        2,282,709    6.3%
Morton E. Handel (8)...................     81,000     *          --         *          --        *          --           *
F. Peter Cuneo (9).....................    395,214    1.2%        --         *          --        *          --           *
Sid Ganis(10)..........................     33,334     *          --         *          --        *          --           *
Shelley F. Greenhaus (11)..............     50,000     *          --         *          --        *          --           *
James F. Halpin (12)...................     55,000     *          --         *          --        *          --           *
Lawrence Mittman (12)..................     50,000     *          --         *          --        *          --           *
Rod Perth (12).........................     50,000     *          --         *          --        *          --           *
Michael J. Petrick.....................     --         *          --         *          --        *          --           *
Alan Fine (14).........................    358,334    1.0%        --         *          --        *          --           *
William Jemas..........................     41,667     *          --         *          --        *          --           *
Richard Ungar..........................     66,667     *          --         *          --        *          --           *
All current  executive  officers and
   directors as a group
   (16 persons)(2)(19).................  1,237,216   3.5%     31,706,096   68.0%    20,190,151  50.5%        --           *


* Less than 1%.

(1) Figures include 770,000 shares of Common Stock subject to stock options granted to Mr. Arad pursuant to the Stock Incentive Plan which are immediately exercisable. Mr. Arad is a party to the Stockholders'
     Agreement. Except for the 4,920,000 shares over which Mr. Arad may be deemed to have sole dispositive power, shares over which Mr. Arad may be deemed to have shared voting power (which include shares of Common Stock underlying 11,433,341 shares of 8% Preferred Stock) are beneficially owned by other parties to the Stockholders' Agreement and it is only by reason of Mr. Arad's position as a party to the Stockholders' Agreement that Mr. Arad may be deemed to possess that shared voting power.

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

     (a) Figures include 30,000 shares of Common Stock subject to stock options granted to Mr. Perlmutter pursuant to the Stock Incentive Plan which are immediately exercisable. Other shares over which Mr. Perlmutter may be deemed to have sole dispositive power are directly held as follows:



                               Holder                                  Shares of Common Stock  Shares of 8% Preferred Stock
     ------------------------------------------------------------      ----------------------  ----------------------------
     Zib...........................................................         9,256,000                 --
     The Laura and Isaac Perlmutter Foundation Inc.................           250,000                 --
     Object Trading Corp...........................................            33,500             4,174,278
     Classic Heroes, Inc...........................................               --                276,020
     Biobright Corporation.........................................               --                276,020
     Tangible Media, Inc...........................................           400,000                  --
     Isaac Perlmutter T.A..........................................               --                347,456
     Isaac Perlmutter..............................................            29,000                 --


     The sole stockholder of Zib, a Delaware corporation, is Isaac Perlmutter T.A., a Florida trust (the "Perlmutter Trust"). Mr. Perlmutter is a trustee and the sole beneficiary of the Perlmutter Trust, and may revoke it at any time. Mr. Perlmutter is a director and the president of the Laura and Isaac Perlmutter Foundation Inc., a Florida not-for-profit corporation. Mr. Perlmutter is the sole stockholder of (i) Object Trading Corp., a Delaware corporation, (ii) Classic Heroes, Inc., a Delaware corporation and (iii) Biobright Corporation, a Delaware corporation and (iv)Tangible Media, Inc., a Delaware Corporation. Mr. Perlmutter may be deemed to possess (i) the power to vote and dispose of the shares of Common Stock directly held by Zib, Object Trading Corp., Classic Heroes, Inc., Biobright Corporation, Tangible Media, Inc. and the Perlmutter Trust and (ii) the power to direct the vote and disposition of the shares of Common Stock directly held by the Laura and Isaac Perlmutter Foundation Inc.

     (b) Except for the 15,270,151 shares over which Mr. Perlmutter may be deemed to have sole dispositive power (which include shares of Common Stock underlying 5,073,774 shares of 8% Preferred Stock), shares over which Mr. Perlmutter may be deemed to have shared voting power (which include shares of Common Stock underlying 11,433,341 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Mr. Perlmutter and it is only by reason of Mr. Perlmutter's position as a party to the Stockholders' Agreement that Mr. Perlmutter may be deemed to possess that shared voting power.

(4) (a) Shares over which The Chase Manhattan Corporation, a Delaware corporation, may be deemed to have sole dispositive power are held directly by The Chase Manhattan Bank, a New York corporation that is wholly owned by The Chase Manhattan Corporation. The Chase Manhattan Bank is a party to the Stockholders' Agreement.

     (b) Except for the 2,253,826 shares over which The Chase Manhattan Corporation may be deemed to have sole dispositive power (which include shares of Common Stock underlying 928,825 shares of 8% Preferred Stock), shares over which The Chase Manhattan Corporation may be deemed to have shared voting power (which include shares of Common Stock underlying 11,433,341 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with The Chase Manhattan Corporation and it is only by reason of The Chase Manhattan Bank's position as a party to the Stockholders' Agreement that The Chase Manhattan Corporation may be deemed to possess that shared voting power.

(5) Morgan Stanley is a party to the Stockholders' Agreement. Morgan Stanley shares dispositive power over 5,401,810 shares with its parent, Morgan Stanley Dean Witter & Co. Except for those 5,401,810 shares (which include shares of Common Stock underlying 3,015,049 shares of 8% Preferred Stock), shares over which Morgan Stanley may be deemed to have shared voting power (which include shares of Common Stock underlying 11,433,341 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Morgan Stanley and it is only by reason of Morgan Stanley's position as a party to the Stockholders' Agreement that Morgan Stanley may be deemed to possess that shared voting power.

(6) Whippoorwill may be deemed to be the beneficial owner of these shares (which include shares of Common Stock underlying 2,466,072 shares of 8% Preferred Stock) because it has discretionary authority with respect to the investments of, and acts as agent for, the direct holders of the shares. Whippoorwill disclaims any beneficial ownership of Common Stock or 8% Preferred Stock except to the extent of Whippoorwill's pecuniary interest in that stock, if any. Whippoorwill, as agent of and/or general partner for certain institutions and funds, is a party to the Stockholders' Agreement. Figures include 80,730 shares of Common Stock (which include shares of Common Stock underlying 50,379 shares of 8% Preferred Stock) that are not subject to the Stockholders' Agreement.

(7) Based on a Schedule 13G filed with the Securities and Exchange Commission on November 12, 1999 by (i) MHR Institutional Partners LP, a Delaware limited partnership ("Institutional Partners"); (ii) MHRM Partners LP, a Delaware limited partnership ("MHRM"); (iii) MHR Capital Partners LP, a Delaware limited partnership ("Capital Partners"); (iv) MHR Institutional Advisors LLC, a Delaware limited liability company ("Institutional Advisors") and the general partner of Institutional Partners and MHRM; (v) MHR Advisors LLC, a Delaware limited liability company ("Advisors") and the general partner of Capital Partners; and (vi) Mark H. Rachesky, M.D., the managing member of Institutional Advisors and Advisors. Each party named in this footnote has an office at 40 West 57th Street, 33rd Floor, New York, NY 10019. Figures include shares of Common Stock underlying 2,119,036 shares of 8% Preferred Stock.

(8) Figures include 60,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(9) Figures include 375,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable and 214 shares of Common Stock, of which Mr. Cuneo disclaims beneficial ownership, owned by Mr. Cuneo's son.

(10) Figures include 23,334 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(11) Figures include 30,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable. Does not include shares held by various institutions and funds with respect to whose investments Whippoorwill has discretionary authority and for which Whippoorwill acts as agent. Mr. Greenhaus is the president and managing director of Whippoorwill. Mr. Greenhaus disclaims beneficial ownership of the shares of Common Stock and 8% Preferred Stock owned by discretionary accounts managed by Whippoorwill as set forth above except to the extent of his pecuniary interest in that stock, if any.

(12) Figures include 30,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(13) Figures include 358,334 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(14) Figures include 41,667 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.


(15) Figures  include  66,667   shares of Common Stock  subject to stock options
     granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(16) Figures in the "Sole Voting Power" column, the "Shared Voting Power" column, include, respectively, 1,095,002, 800,000 and 800,000 shares of Common Stock granted pursuant to the Stock Incentive Plan which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of certain relationships and related transactions involving individuals who served during 2000 on the Board's Compensation and Nominating Committee (or its predecessor), see "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation."

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

4.1 Article V of the Restated Certificate of Incorporation (see Exhibit 31, above), defining the rights of holders of Common Stock.

4.2 Article VI of the Restated Certificate of Incorporation (see Exhibit 31, above), defining the rights of holders of 8% Preferred Stock.

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

10.10 Sublease, dated as of June 9, 2000 betrween HSBC Bank USA and the Registrant, as amended by First Amendment to Sublease dated December 1, 2000.

10.11 License Agreement, dated March 1, 1993, by and between the Registrant and Gerber Products Company as amended by Amendment thereto, dated April 5, 1995. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-87268 and
          Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.) (Confidential treatment has been requested for a portion of this exhibit.)

10.12 Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Registrant. (Incorporated by reference to Exhibit
          10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.13 Separation Agreement made on July 16, 1999 by and between Eric Ellenbogen and the Company.(Incorporated by reference to Exhibit 10.3 of the Company's Quartely Report on Form 10-Q for the quarter ended June 30, 1999)*

10.14 Employment Agreement between the Company and F. Peter Cuneo, dated as of July 19, 1999. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.15 Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.16 Employment Agreement by and between the Company and Alan Fine, dated as of March 1, 1999. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.17 Employment Agreement, dated as of October 29, 1999, between the Company and Richard Ungar.(Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*

10.18 Loan Out Agreement, dated as of October 29, 1999, between the Company and Brentwood Television Funnies, Inc..(Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*

10.19 Employment Agreement, dated as of October 29, 1999, between the Company and Allen S. Lipson.(Incorporated by reference to Exhibit
          10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*

10.20 Employment Agreement, dated as of January 26, 2000, between the Company and Bill Jemas.(Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*

10.21 1998 Stock Incentive Plan. (Incorporated by reference to Annex A of the Company's Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on December 30, 1998.)*

10.22 Amended and Restated Master Agreement, dated as of November 19, 1997, by and among the Registrant, certain secured creditors of Marvel and certain secured creditors of Panini SpA and Amendments 1 and 2 thereto. (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.23 Amended and Restated Proxy and Stock Option Agreement, dated as of November 19, 1997, between the Company and Avi Arad (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 24, 1997).

10.24 Amended and Restated Proxy of Stock Option Agreement, dated as of November 19, 1997 among the Company, Isaac Perlmutter, Isaac Perlmutter T.A. and Zib Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's  Current  Report on Form 8-K dated  November 24,
          1997).

10.25 Commitment Letter, dated as of November 19, 1997, by and between the Registrant, Dickstein Partners Inc., and Zib Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 24, 1997).

10.26 Agreement, dated as of November 19, 1997, by and among Dickstein Partners, Inc., Isaac Perlmutter, Avi Arad and Joseph M. Ahearn (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 24, 1997).

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

MARVEL ENTERPRISES, INC.

By: /s/ F. Peter Cuneo
-----------------------
F. Peter Cuneo

President, Chief Executive Officer
  and Acting Chief Financial Officer


Date: March 30, 2001



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

Signature                            Title                           Date
-----------------     ----------------------------------          --------------
                        President, Chief Executive Officer
/s/F. Peter Cuneo       Acting Chief Financial Officer            March 30, 2001
-----------------    and Director (principal executive officer)
F. Peter Cuneo

/s/ Morton E. Handel   Chairman of the Board of Directors         March 30, 2001
--------------------
Morton E. Handel

/s/ Avi Arad                   Director                           March 30, 2001
------------
Avi Arad

                               Director                           March 30, 2001
------------
Sid Ganis

                               Director                           March 30, 2001
---------------------
Shelley F. Greenhaus

/s/ James F. Halpin
-------------------            Director                           March 30, 2001
James F. Halpin

/s/ Lawrence Mittman           Director                           March 30, 2001
--------------------
Lawrence Mittman

/s/ Isaac Perlmutter           Director                           March 30, 2001
--------------------
Isaac Perlmutter

/s/ Rod Perth                  Director                           March 30, 2001
-------------
Rod Perth

                               Director                           March 30, 2001
----------------------
Michael J. Petrick

                          INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENTS SCHEDULE



  Marvel Enterprises, Inc.                                                                                   Page
--------------------------                                                                                   ----
Report of Independent Auditors..........................................................................     F-2
Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000...............................     F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999, and 2000.............     F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999, and
   2000.................................................................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000.............     F-6
Notes to Consolidated Financial Statements..............................................................     F-7


Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts...........................................................    F-33

     All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Marvel Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Marvel Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Enterprises, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                  /S/ ERNST & YOUNG LLP

New York, New York
February 9, 2001

                            MARVEL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,   December 31,
                                                                                    ---------------------------
                                                                                        1999          2000
                                                                                    -----------     --------
                                                                                      (in thousands, except
                                                                                           share data)
ASSETS
Current assets:
  Cash and cash equivalents......................................................   $    64,814     $ 22,803
  Accounts receivable, net.......................................................        55,841       39,236
  Inventories, net ..............................................................        39,385       42,780
  Income tax receivable..........................................................          --            334
  Deferred income taxes, net ....................................................         7,042         --
  Deferred financing costs.......................................................         1,384        1,372
  Prepaid expenses and other.....................................................         4,443        6,918
                                                                                    -----------     --------
        Total current assets.....................................................       172,909     $113,443

Molds, tools and equipment, net..................................................        17,226        7,005
Product and package design costs, net ...........................................         6,949        1,603
Goodwill and other intangibles, net .............................................       440,361      415,582
Income tax receivable ...........................................................         1,327        1,327
Deferred charges and other assets................................................         6,512        8,343
Deferred financing costs.........................................................         9,353        7,981
Deferred income taxes, net ......................................................          --           --
                                                                                    -----------     --------

        Total assets.............................................................   $   654,637     $555,284
                                                                                    ===========     ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
     AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable...............................................................   $     9,613     $ 18,586
  Accrued expenses and other ....................................................        53,380       38,673
  Administrative claims payable..................................................         9,507        7,444
  Unsecured creditors payable ...................................................         8,490        7,000
                                                                                    ------------    --------
        Total current liabilities................................................        80,990       71,703
Senior notes.....................................................................       250,000      250,000
Deferred income taxes  ..........................................................         1,094          --
                                                                                    ------------    --------
        Total liabilities........................................................       332,084      321,703
                                                                                    ------------    --------
8% cumulative convertible exchangeable redeemable preferred stock, $.01 par value, 75,000,000 shares authorized, 18,677,460 issued and outstanding in 1999 and 20,216,941 issued and outstanding in  2000, liquidation
     preference $10 per share....................................................       186,790      202,185
                                                                                     -----------     -------

Stockholders' equity

Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued.......             --          --
Common stock, $.01 par value, 250,000,000 shares authorized, 40,951,241 issued and 33,557,241, outstanding in 1999 and 41,096,278 issued and 33,702,278
    outstanding in 2000..........................................................            409         411
Additional paid-in capital.......................................................        215,184     216,068
Deficit..........................................................................        (46,875)   (152,128)
                                                                                     ------------   ---------
        Total stockholders' equity before treasury stock.........................        168,718      64,351
Treasury stock, 7,394,000 shares.................................................        (32,955)    (32,955)
                                                                                     ------------    --------
        Total stockholders' equity ..............................................        135,763      31,396
                                                                                     ------------    --------

        Total liabilities, redeemable convertible preferred stock and
           stockholders' equity..................................................    $    654,637    $555,284
                                                                                     ============    ========
 .

                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended December 31,
                                                                        ---------------------------
                                                                        1998          1999         2000
                                                                      ---------     ---------   --------
                                                                    (in thousands, except per share data)
Net sales.........................................................    $232,076      $319,645    $231,651
Cost of sales.....................................................     127,978       150,858     128,531
                                                                      ---------     --------    ---------
Gross profit......................................................     104,098       168,787     103,120
Operating expenses:                                                   ---------     --------    ---------
     Selling, general and administrative..........................      97,135       124,596     107,447
     Depreciation and amortization................................      19,332        18,078      30,651
     Amortization of goodwill and other intangibles...............       7,091        25,857      24,012
                                                                      ---------     --------    ---------
        Total expenses............................................      123,558      168,531     162,110
                                                                      ---------     --------    ---------
Operating (loss) income...........................................      (19,460)         256    (58,990)
Interest expense..................................................        9,440       32,077      31,901
Other income, net.................................................          676        4,043       4,223
                                                                      ---------     ---------   ----------
     Loss before income taxes.....................................      (28,224)     (27,778)    (86,668)
     Income tax expense ..........................................        4,386        4,482       2,927
        Equity in net loss of joint venture.......................           --           --        (263)
                                                                      ---------     ---------   ----------
        Net loss before extraordinary item........................    $ (32,610)    $(32,260)   $(89,858)
Extraordinary item, net of tax benefit of $1,021..................         --          1,531          --
                                                                      ---------     ---------   ----------
        Net loss..................................................    $ (32,610)    $(33,791)   $(89,858)
                                                                      ---------     ---------   ----------
Less: preferred dividend requirement..............................        3,380       14,220      15,395
                                                                      ---------     ---------   ----------
         Net loss attributable to Common Stock....................    $ (35,990)    $(48,011)   $(105,253)
                                                                      =========     =========   ==========
Basic and diluted net loss per common share:......................
   Net loss before extraordinary item.............................    $   (1.23)   $   (1.39)  $   (3.13)
   Extraordinary item.............................................         --      $   (0.04)  $      --
                                                                      ---------    ----------  ----------
   Net loss.......................................................    $   (1.23)   $   (1.43)  $   (3.13)
                                                                      =========    ==========  ==========
   Weighted average number of common shares outstanding.........         29,173         33,533    33,667



                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common   Common   Additional  Retained
                                              Stock    Stock     Paid-In    Earnings    Treasury
                                              Shares   Amount    Capital    (Deficit)    Stock      Total
                                             --------  ------   --------   ----------  ---------    -----
                                                                (in thousands)
Balance at December 31, 1997................   27,746     277     70,578      37,126        --      107,981
Capital contribution........................       --      --      1,500        --          --        1,500
Capital transactions in connection with
   Acquisition..............................
        Issuance of common stock............   13,100     131    125,957        --          --      126,088
        Valuation of warrants...............       --      --     17,000        --          --       17,000
        Acquisition of treasury stock.......   (7,394)     --       --          --       (32,955)   (32,955)
Preferred dividend declared.................       --      --       --        (3,380)       --       (3,380)
Net loss....................................       --      --       --       (32,610)       --      (32,610)
                                             --------  ------   ---------   ----------  ---------   --------

Balance at December 31, 1998................   33,452    $408   $215,035      $1,136    $(32,955)   $183,624
Issuance of common stock....................      80       1        --         --           --             1
Exercise of stock purchase warrants.........      25       --       147        --           --           147
Stock warrants exercised by stockholders....      --       --         2        --           --             2
Preferred dividend declared.................      --       --       --       (14,220)       --       (14,220)
Net loss....................................      --       --       --       (33,791)       --       (33,791)
                                             --------  ------   ---------   ----------  ---------   ---------

Balance at December 31, 1999................  33,557    $ 409   $215,184    $(46,875)   $(32,955)   $135,763
                                             ========  ======   =========   ==========  =========   ========
Issuance of common stock.....................     80        1        499       --           --           500
Stock warrants exercised by stockholders.....     --       --          5       --           --             5
Employees' Stock Options Exercised.........       65        1        380       --           --           381
Preferred dividend declared.................      --       --        --      (15,395)       --       (15,395)
Net loss....................................      --       --        --      (89,858)       --       (89,858)
                                             --------  -------  ---------   ----------  ---------   ---------

Balance at December 31, 2000................   33,702   $ 411   $216,068    $(152,128)  $(32,955)    $31,396
                                             ========  =======  =========   ==========  =========   =========



                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                                       -----------------------------
                                                                          1998        1999       2000
                                                                       ---------  ----------  --------
                                                                                (in thousands)
Net loss............................................................   $ (32,610) $(33,791)   $(89,858)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization..................................      26,423    43,935      54,663
     Provision for doubtful accounts................................         409     1,721          81
     Deferred financing charges.....................................       2,596     2,888       1,384
     Deferred income taxes..........................................       7,494     2,922        --
     Extraordinary item, net........................................        --       1,531        --
     Changes in operating assets and liabilities:
          Accounts receivable.......................................      12,774    (7,544)     16,524
          Inventories...............................................      (7,317)   (6,798)     (3,395)
          Goodwill..................................................        --         --          798
          Income tax receivable.....................................      10,146     6,069        (334)
          Prepaid expenses and other................................       2,953      (774)     (2,475)
          Deferred charges and other assets.........................      (4,918)   (2,315)     (1,831)
          Equity in net loss of joint venture.......................        --         --          263
          Accounts payable, accrued expenses and other .............      24,034    (7,029)        (49)
                                                                       ---------  -----------  --------
Net cash provided by (used in) operating activities.................      41,984       815     (24,229)
                                                                       ---------  -----------  --------
Cash flow used in investing activities:

     Acquisition of Marvel Entertainment Group, net of cash received    (257,865)      --         --
     Payment of administrative claims, net..........................     (12,985)  (10,013)     (3,553)
     Net proceeds from sale of Fleer and settlement of Panini.......        --      11,980           0
     Purchases of molds, tools and equipment........................     (10,702)  (13,660)     (8,483)
     Expenditures for product and package design costs..............      (4,955)   (7,136)     (6,601)
     Patents........................................................     ( 1,668)     (181)        (31)
     Sale of Colorforms assets......................................       2,786       --         --
                                                                       ---------  -----------  --------
     Net cash used in investing activities..........................    (285,389)  (19,010)    (18,668)
                                                                       ---------  -----------  --------
Cash flow from financing activities:

     Proceeds from (payment of) bridge facility.....................     200,000  (200,000)        --
     Proceeds from senior notes offering, net of offering costs
          of $11,022................................................        --     238,978         --
     Exercise of stock options......................................        --         147         381
     Issuance of common stock.......................................        --           1         500
     Net repayments under credit agreement..........................     (12,000)      --          --
     Proceeds from capital contribution.............................       1,500       --          --
     Proceeds from preferred stock offering.........................      90,000       --          --
     Proceeds from exercise of stock warrants.......................        --         192           5
                                                                       ---------  -----------  --------
     Net cash provided by financing activities......................     279,500    39,318         886
                                                                       ---------  -----------  --------
     Net increase (decrease) in cash and cash equivalents...........      36,095    21,123     (42,011)
     Cash and cash equivalents at beginning of year.................       7,596    43,691      64,814
                                                                       ---------  -----------  --------
     Cash and cash equivalents at end of year.......................   $  43,691   $64,814     $22,803
                                                                       =========  ===========  ========
Supplemental disclosure of cash flow information:

     Interest paid during the period................................   $   5,302   $29,768     $30,348
     Net income taxes (recovered) paid during the year..............     (12,594)   (4,172)      1,333
Other non-cash transactions:
     Preferred stock dividends......................................       3,380    14,220      15,395

     Issuance of securities in connection with the acquisition of
        Marvel Entertainment Group, Inc., and treasury stock........     189,133       --         --
                 See Notes to Consolidated Financial Statements.


                            MARVEL ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

1.       Description of Business and Basis of Presentation

     The Company designs, markets and distributes boys, girls, preschool, activity and electronic toys based on popular entertainment properties and consumer brand names. The Company also designs, markets and distributes its own line of proprietary toys. The Company's toy business is conducted both domestically and internationally. Through its acquisition of MEG in 1998, one of the world's most prominent character-based entertainment companies with a proprietary library of over 4,700 characters, the Company has entered the licensing and comic book publishing businesses domestically and internationally.

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

                            MARVEL ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

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

                                December 31, 2000

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

                                                                  (in thousands)
                              Current assets...................    $ 42,851
                              Non-current assets...............       4,971
                              Goodwill and other intangible
                                   Assets.........................  462,180
                              Current liabilities..............     (55,952)
                              Non-current liabilities..........     (11,180)
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

     The completion of the purchase price allocation in 1999 resulted in a net decrease in goodwill of $21,694. The Company's results of operations for the periods presented do not include the results of operations of Fleer and Panini.

     Presented below are the unaudited pro forma results of the Company giving effect to the acquisition of MEG as if it had occurred as of January 1, 1997:

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000



                                                      For the Year Ended
                                                         December 31,
                                                     --------------------
                                                          1997     1998
                                                        --------  -------
                                                       (in millions, except
                                                            per share)
            Net sales..........................         $ 220.3   $274.5
            Operating loss.....................           (79.4)   (33.9)
            Net loss...........................           (96.1)   (81.0)
            Basic and diluted loss per share...           (3.28)   (2.82)


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

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2000

Molds, Tools, and Equipment

     Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. At December 31, 2000, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization is computed by the straight-line method generally over a three-year period (the estimated selling life of related products) for molds and tooling costs and over the useful life for furniture and fixtures and office equipment. On an ongoing basis, the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization for the years ended December 31, 1998, 1999 and 2000 were approximately $1,418,000, $146,000 and $9,205,000, respectively.

Product and Package Design Costs

      The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. At December 31, 2000, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, amortization of product and package design is computed by the straight-line method generally over a three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in amortization for the years ended December 31, 1998, 1999 and 2000 was approximately $1,425,000, $486,000 and $7,585,000 respectively.

Goodwill and Other Intangibles

     Goodwill and other intangibles are stated at cost less accumulated amortization. Goodwill is principally amortized over 20 years and other intangibles are amortized over 3 to 10 years. For the years ended December 31, 1998, 1999 and 2000, amortization of goodwill and other intangibles was approximately $7,091,000, $25,857,000 and $24,012,000, respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

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

Research and Development

     Research and development ("R&D") costs are charged to operations as incurred. For the years ended December 31, 1998, 1999 and 2000, R&D expenses were $4,498,000, $6,366,000 and $13,157,000 respectively.

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

     Income from distribution fees, licensing and sub-licensing of characters owned by the Company are recorded in accordance with the distribution agreement and at the time characters are available to the licensee and collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. For the years ended December 31, 1998, 1999 and 2000, toy distribution fees and sub-licensing revenues were $1,250,000, $337,000 and $0 respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

Advertising Costs

     Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected unit of sales method during interim periods. For the years ended December 31, 1998, 1999 and 2000, advertising expenses were $31,762,000, $39,267,000 and $36,211,000, respectively. At December 31, 1999 and 2000 the Company had incurred $1,307,000 and $9,000, respectively, of prepaid advertising costs, principally related to production of advertisement that will be first run in fiscal 2000 and 2001, respectively.

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

Fair Value of Financial Instruments

     The estimated fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short-term maturities.

     The estimated fair values of the Company's Senior Notes and outstanding 8% Preferred Stock is based on market prices, where available or dealer quotes. The carrying amounts and estimated fair values of these financial instruments were as follows:


                                                December 31, 1999         December 31, 2000
                                                -------------------       -------------------
                                                Carrying  Estimated      Carrying  Estimated
                                                Amounts   Fair Value     Amounts   Fair Value
                                                --------  ----------     --------  ----------
                        Senior Notes.........   $250,000  $226,000       $250,000  $ 92,250
                        8% Preferred Stock...    186,790   149,420        202,185    35,380

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

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

Loss Per Share

     In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic loss per share, except the number of shares is increased assuming the exercise of dilutive stock options and warrants and other dilutive securities using the treasury stock method, unless the effect is anti-dilutive.

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

                                December 31, 2000

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

     SAB NO.101, Revenue Recognition in Financial Statements

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, in December 1999 and updated the bulletin in 2000. The new standard was effective January 1, 2000, with implementation required by the fourth quarter of 2000. This pronouncement summarizes the SEC's views of revenmue recognition practices in financial statements and how they apply to generally accepted accounting principles. Adoption of SAB101 did not have a material impact on the Company's financial statements.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

4.   Details of Certain Balance Sheet Accounts

                                                                             December 31,
                                                                        ----------------------
                                                                           1999        2000
                                                                        -----------  ---------
                                                                            (in thousands)
Accounts receivable, net, consists of the following:

   Accounts receivable................................................  $ 84,353     $ 63,171
   Less allowances for:
     Doubtful accounts................................................    (3,951)      (4,542)
     Advertising, markdowns, returns, volume discounts and other......   (24,561)     (19,393)
                                                                        ----------   ---------

          Total.......................................................  $ 55,841     $ 39,236
                                                                        ==========   =========
Inventories, net, consist of the following:
   Toys:
     Finished goods...................................................  $ 31,397     $ 31,026
     Component parts, raw materials and work-in-process...............     4,787        8,001
                                                                        ----------   ---------
          Total Toys..................................................    36,184       39,027
   Publishing:
     Finished goods...................................................        --          298
     Editorial and raw materials......................................     3,201        3,455
                                                                        ----------   ---------
          Total publishing............................................     3,201        3,753
                                                                        ----------   ---------
          Total.......................................................  $ 39,385     $ 42,780
                                                                        ==========   =========
Molds, tools and equipment, net, consists of the following:

   Molds, tools and equipment.........................................  $ 23,047     $ 31,060
   Office equipment and other.........................................    10,189       10,163
   Less accumulated depreciation and amortization.....................   (16,010)     (34,218)
                                                                        ----------   ---------
          Total.......................................................  $ 17,226     $  7,005
                                                                        ==========   =========
Product and package design costs, net, consists of the following:

   Product design costs...............................................  $  8,856     $ 13,065
   Package design costs...............................................     3,868        6,248
   Less accumulated amortization......................................    (5,775)     (17,710)
                                                                        ----------   ---------
          Total.......................................................  $  6,949     $  1,603
                                                                        ==========   =========

Goodwill and other intangibles, net, consists of the following:

   Goodwill...........................................................  $470,729     $469,683
   Patents and other intangibles......................................     3,902        3,933
   Less accumulated amortization......................................   (34,270)     (58,034)
                                                                        ----------   ---------
          Total.......................................................  $440,361     $415,582
                                                                        ==========   =========

Accrued expenses and other consists of the following:

   Accrued advertising costs..........................................   $ 6,787     $  6,802
   Accrued royalties..................................................     8,197        6,064
   Inventory purchases................................................     5,547        3,630
   Income taxes payable...............................................     4,366        5,070
   Deferred income taxes .............................................     5,948          --
   Litigation Trust accrual...........................................       675          --
   Other accrued expenses.............................................    21,860      17,107
                                                                        -----------  ---------
          Total.......................................................  $ 53,380     $ 38,673
                                                                        ===========  =========


                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

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

     The UBS Credit Facility bore interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 1.75% to 2.25% depending on the Company's financial performance. The UBS Credit Facility required the Company to pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility. There were no borrowings under the UBS Credit Facility. UBS's commitment to advance funds and issue letters of credit under the UBS Credit Facility was terminated effective as of February 3, 1999.

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

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2000

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million during June, July and August 2000 and $20.0 million at all other times. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender. The Company has not borrowed under the Citibank Credit Facility. The amount available under this facility, $31,589,000, has been reduced by the amount of letters of credit outstanding, which is approximately $14,615,000 as of December 31, 2000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

     The interest rates for borrowings as of December 31, 1999 and 2000 was 12.00% and 12.00%, respectively and the weighted average interest rates for 1999 and 2000 were 12.02% and 12.00%, respectively. The maximum amounts outstanding during 1998, 1999 and 2000 were $200.0 million, $250.0 million and $250.0 million, respectively.

     The interest expense, including amortization of Bridge Facility commitment fees and other costs in 1998 and 1999, for the years ended December 31, 1998, 1999 and 2000 were $9,440,000, $32,077,000 and $31,901,000 respectively.

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

     The 8% Preferred Stock is convertible into 1.039 fully paid and non-assessable shares of common stock of the Company. The Company is required to redeem all outstanding shares of the 8% Preferred Stock on October 1, 2011 at $10.00 per share plus all accrued and unpaid dividends. The 8% Preferred Stock generally votes together with the common stock on all matters. The Company has the option to pay the dividend in cash or additional 8% Preferred Stock. On March 31, June 30, September 30 and December 31, 2000, the Company issued 373,528, 380,982, 388,603 and 396,372 shares, respectively, of 8% Preferred
Stock in payment of dividends declared and payable to stockholders of record on those dates.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

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

     As of December 31, 2000, the Company had reserved shares of common stock for issuance as follows:
         Conversion of 8% preferred stock.........................................................    21,005
         Exercise of common stock purchase warrants...............................................    12,750
         Exercise of common stock options.........................................................    5,073
                                                                                                      -------
                                                                                             Total    38,828


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

                                December 31, 2000

     Information with respect to options under the stock option plans are as follows:


                                                                                    Weighted
                                                                                    Average
                                                               Option Price per     Exercise
                                                     Shares         Share            Price
                                                   ---------   ------------------   ---------
Outstanding at December 31, 1997...............      632,886        $15.00-$22.63
Canceled.......................................     (632,886)                         $17.92
Exercised......................................         --                               --
Granted (under 1998 Stock Incentive Plan)...       3,551,000                           $6.05
                                                   ---------
Outstanding at December 31, 1998...............    3,551,000         $5.88-$ 6.25
Canceled.......................................     (379,250)                          $6.06
Exercised......................................      (25,000)                          $5.88
Granted........................................    2,138,000                           $6.47
                                                   ---------
Outstanding at December 31, 1999...............    5,284,750         $5.00-$ 7.25
Canceled.......................................     (763,250)                          $6.13
Exercised......................................      (64,750)                          $5.88
Granted........................................      616,000                           $5.63
                                                   ---------
Outstanding at December 31, 2000...............    5,072,750         $4.19-$ 7.38      $6.21
                                                   =========
Exercisable at December 31, 2000                   2,598,167         $5.00-$ 7.25      $6.18
                                                   =========


     Options granted under the Stock Incentive Plan in 1999 and 2000 vest generally in three equal installments beginning 12 months after the date of grant. Options granted in 1998 vest generally in four equal installments beginning with the date of the grant. At December 31, 2000, 1,884,750 shares were available for future grants of options and rights. At December 31, 2000, the weighted average remaining contractual life of the options outstanding is
7.02 years.

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

                            MARVEL ENTERPRISES, INC.

                               December 31, 2000

                                                                                       Years Ended December 31,
                                                                                 -----------------------------------
                                                                                 1998          1999        2000
                                                                                 --------    --------   -----------
                                                                                (in thousands, except per share data)

Net loss, as reported........................................................    $(32,610)   $(33,791)  $ (89,858)
Pro forma net loss...........................................................     (35,679)    (39,214)    (94,972)
Pro forma net loss per share attributable to Common Stock--basic
   And diluted...............................................................       (1.34)     ( 1.59)      (2.82)


     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.26% to 7.19%; no dividend yield; expected volatility of 0.354; and expected lives of three years to five years. The weighted average assumptions for the 1998 grants are: 6.0% interest rate; no dividend yield; expected volatility of 0.567; and expected life of three years. The weighted average assumptions for the 1999 grants are: risk free interest rates ranging from 5.19% to 6.36%; no dividend yield; expected volatility of 0.553; and expected life of three years. The weighted average assumptions for the 2000 grants are risk free interest rates ranging from 6.12% to 6.72%: no dividend yield: expected volatility of 0.550: and expected life of three years. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

8.    Joint Venture

     The Company has entered into a jointly owned limited partnership with Sony Pictures in order to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man character. The Company's share of marketing and promotional expenses for the twelve months ended December 31, 2000 totals approximately $263,000.

9.   Sales to Major Customers and International Operations

     The Company primarily sells its merchandise to major retailers, principally throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and generally, collateral is not required. Credit losses are provided for in the financial statements and have been consistently within management's expectations. In 1997, the Marvel bankruptcy and concerns among retailers about the future of the Marvel brand caused customers to claim higher than expected return and other sales allowances.

             During the year ended December 31, 1998, three customers accounted for approximately 23%, 15% and 10%

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

     of total net toy sales. During the year ended December 31, 1999, three customers accounted for approximately 29%, 18% and 11% of total net toy sales. During the year ended December 31, 2000, three customers accounted for approximately 26%, 15 % and 8% of total net toy sales.

     The Company's Hong Kong subsidiary supervises the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit. During the years ended December 31, 1998, 1999 and 2000, international sales were approximately 16%, 15%, and 28 %, respectively, of total net toy sales. During the years ended December 31, 1998, 1999 and 2000, the Hong Kong operations reported operating income of approximately $1,534,000, $5,055,000 and $7,198,000 and income before income taxes of $1,884,000, $5,472,000 and $7,410,000, respectively. At December 31, 1999 and 2000, the
Company had assets in Hong Kong of approximately $35,997,000 and $40,356,000, respectively. The Hong Kong subsidiary represented $31,926,000 and $38,057,000, respectively, of the Company's consolidated retained earnings during the years ended December 31, 1999 and 2000.

10.   Restructuring and Other Unusual Costs

     2000 Product Discontinuance

     In connection with the discontinuance of certain categories of its toy business, in an effort to position it for improved financial and operating performance, the Company recorded approximately $22.9 million in charges in the fourth quarter of 2000. These charges related primarily to reductions of inventory to net realizable value, write-offs of moulds, tools and product and package design costs. These costs are reflected in the following captions in the statement of operations.


                                             (in thousands)
     Net sales (allowances)................     $   1,500
     Cost of sales.........................         3,800
     Selling general and administrative....           775
     Depreciation and amortization.........        16,790
                                                ---------
                                                $  22,865

     1998 Restructuring

     In connection with the consummation of the Plan in 1998, the Company reviewed its relationships with its foreign distributors, as well as the Company's relationship with certain suppliers, for business conflicts. As part of integrating MEG's operations with those of the Company, the Company reevaluated its international licensing and product distribution relationships. In addition, certain products that were at various stages of design and marketing were discontinued and written-off because of business conflicts that arose out of the acquisition of MEG.

     As a result of the above matters, the Company recorded allowances and unusual charges of approximately $16.8 million for the year ended December 31, 1998, which relate to impairment of assets, severance costs and the settlement of litigation that arose in prior years regarding a licensing agreement. These costs are reflected in the following captions in the statement of operations.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000


                                            (in thousands)
     Net sales (allowances)................    $    2,925
     Cost of sales.........................         1,193
     Selling general and administrative....        11,676
     Depreciation and amortization.........         1,032
                                               ----------
                                               $   16,826

     Cash charges..........................    $    3,400
     Non-cash charges......................        13,426
                                               ----------
                                               $   16,826


     Of these costs, approximately $14.9 million and $1.9 million were charged to the third and fourth quarters, respectively, of fiscal 1998. At December 31, 1999, $600,000 of the cash charges remain unpaid. At December 31, 2000, all charges were fully paid for.

11.   Income Taxes

     The provision (benefit) for income taxes is summarized as follows:


                                        Years Ended December 31,

                                      1998         1999       2000
                                     -------      -------   -------
                                            (in thousands)
Current:

     Federal .                       $ (6,189)     $ (146)   $ -----
     State....................            410          534       431
     Foreign .                            824        1,172     1,698
                                     --------      ------    -------
                                     $ (4,955)     $ 1,560   $ 2,129
                                     ---------     -------   -------
Deferred:

     Federal .                       $  6,025      $ 2,794   $   642
     State....................          3,316          128       156
                                     --------      -------   -------
                                        9,341        2,922       798
                                     --------      -------   -------
Income tax (benefit) expense .....   $  4,386      $ 4,482   $ 2,927
                                     ========      =======   =======



                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

     The differences the between statutory Federal income tax rate and the effective tax rate are attributable to the following:


                                                                   Years Ended December 31,
                                                                    1998      1999       2000
                                                                 ----------   -------  -------
Federal income tax provision computed at the statutory rate.....     (35.0)%  (35.0)%   (35.0)%
State taxes, net of Federal income tax effect...................      (4.7)%    1.9%      0.4%
Non-deductible amortization expense.............................       7.9%    30.0%      9.2%
Foreign taxes...................................................       --       2.9%      1.5%
Purchase accounting.............................................       --      17.1%     (2.1)%
Increase in valuation allowance.................................      48.6%      --      29.7%
Other...........................................................      (1.3)%    (0.8)%   (0.3)%
                                                                  -----------  -------  -------
Total provision for income taxes................................      15.5%     16.1%      3.4%
                                                                  ===========  =======  =======

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


                                                             December 31,
                                                           1999       2000
                                                          -------    --------
                                                            (in thousands)
         Deferred tax assets:
              Accounts receivable ......................  $ 5,159    $  4,933
              Inventory.................................    6,192       9,029
              Sales returns reserves....................    2,014       1,736
              Employment reserves.......................    4,017       4,091
              Restructuring and other reserves..........    1,433       1,505
              Reserve related to foreign investments....    3,546       3,546
              Net operating loss carryforwards..........   43,849      85,704
              Tax credit carryforwards..................    4,019       3,145
              Other.....................................    3,932         274
                                                          -------    --------
              Total gross deferred tax assets...........   74,161     113,963
              Less valuation allowance..................  (67,119)   (106,594)
                                                          -------    --------
              Net deferred tax assets...................    7,042      7,369
                                                          -------    --------
         Deferred tax liabilities:
              Depreciation/amortization ................      477         438
              Licensing, net............................    5,948       6,931
              Other.....................................      617          --
                                                          -------    --------

              Total gross deferred tax liabilities......    7,042       7,369
                                                          -------    --------

              Net deferred tax asset (liability)........


                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2000

     During 1999 and 2000, the Company recorded a valuation allowance against its deferred tax assets as it was not assured that such assets would be realized in the future. The valuation allowance at December 31, 2000 includes $35.4 million which, if realized, will be accounted for as a reduction of goodwill.

     At December 31, 2000, the Company expects to have Federal net operating loss carryforwards of approximately $175.9 million. These loss carryforward will expire in years 2007 through 2020. Of the total Federal loss carryforward, approximately $95.6 million is subject to a Section 382 limitation. Any realization of the amount of loss subject to this limitation will be accounted for as a reduction of goodwill. Additionally, the Company expects to have state and local net operating loss carryforwards of approximately $230.3 million. The state and local loss carryforwards will expire in various jurisdictions in years 2002 through 2020. The state and local loss carryforwards are generally subject to the Section 382 limitation. Benefit was not provided for either the Federal or state and local net operating loss carryforwards at December 31, 2000.

12.   Quarterly Financial Data

     Summarized quarterly financial information for the years ended December 31, 1999 and 2000 is as follows:


                                                  1999                                          2000
                             ---------------------------------------------   ------------------------------------------
                                                                  Quarter Ended

                               March 31  June 30  September 30   December 31   March 31   June 30  September 30  December 31
                               --------  -------  ------------   -----------   --------   -------  ------------  -----------
                                                        (in thousands, except per share data)
Net sales..................    $75,258   $61,510  $    89,882    $  92,995     $43,187    $51,041  $  73,461$     $ 63,962
Gross profit...............     42,608    30,679       47,531       47,969      20,838     26,713     34,546        21,023
Operating income (loss)....      9,068    (4,044)       3,172       (7,940)     (9,277)    (2,384)      (520)      (46,809)
Net income (loss)..........     (2,927)   (9,070)      (4,644)     (17,150)    (16,646)   (10,587)    (9,196)      (53,429)
Preferred divided
  Requirement..............      3,443     3,525        3,590        3,662       3,735      3,810      3,886         3,964
Basic and dilutive net income
  (loss) per common share.     $ (0.19)  $ (0.38) $     (0.25)   $   (0.62)    $ (0.61)   $ (0.43) $   (0.39)     $  (1.70)


     The quarterly period ended December 31, 2000, includes charges totalling $22.9 million related to the discontinuance of certain of the Company's toy catagories.

     The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income
(loss) per common share amounts may not equal the income (loss) per common share for the year.

      13.   Related Party Transactions

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

      An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 1998, 1999 and 2000, the Company paid fees and commissions to the affiliate totaling approximately $1,147,000, $1,170,000 and $966,000, respectively, relating to such advertisements.

     The Company accrued royalties to Mr. Arad for toys he invented or designed of $4,254,000, $2,981,000 and $1,551,000 during the years ended December 31,
1998, 1999 and 2000, respectively. At December 31, 1999 and 2000, the Company had an accrual to Mr. Arad of $1,028,000 and $378,000, respectively, for unpaid royalties.

     The Company shares office space and certain general and administrative costs with affiliated entities. Rent allocated to affiliates for the years ended December 31, 1998, 1999 and 2000 was $105,000, $106,000 and $67,000,
respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

14.      Commitments and Contingencies

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commences on or about April 1, 2001 and terminates on July 31, 2006. Annual rental rate is approximately $2.8 million for 2001 and 2002, approximately $2.9 million for 2003 and 2004 and approximately $3.0 million for 2005 and 2006. In connection with the lease, the Company was required to provide the landlord with a Standby Letter of Credit in the amount of $4.4 million that is outstanding at December 31, 2000.

      The Company is a party to various non-cancelable operating leases involving office and warehouse space expiring on various dates from June 30, 2000 through April 30, 2010. The leases are subject to escalations based on cost of living adjustments and tax allocations. Minimum future obligations on these leases are as follows:


                        (in thousands)
      2001..........       $  2,381
      2002..........          3,311
      2003..........          3,383
      2004..........          3,404
      2005..........          3,406
      Thereafter....          3,545
                     -------  -----
                           $ 19,430

     Rent  expense  amounted  to  approximately  $1,060,000,   $2,691,000,   and
$2,514,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     In June 2000, the Company entered into a merchandise licensing agreement to manufacture and distribute a line of toys associated with motion pictures that are expected to be released at the end of 2001, 2002 and 2003. In connection with this licensing agreement and future minimum royalty obligations, the Company was required to provide the licensor with a $5.0 million cash payment and a Standby Letter of Credit in the amount of $10.0 million that is outstanding at December 31, 2000

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

     The Company is a party to various royalty agreements with future guaranteed royalty payments through 2001. Such minimum future obligations are as follows:


                    (in thousands)
     2001.....      $  1,705
     2002.....         5,223
     2003.....         5,000
               --------------
                    $ 11,928

     The Company has recorded approximately $14,370,000 as a net receivable for minimum guaranteed royalties as of December 31, 2000. The portion receivable after one year from the balance sheet date is included in other assets. The minimum guaranteed royalties receivable are due as follows:

                                           (in thousands)
     2001............................         $9,328
     2002............................          5,485
     2003............................          1,771
     2004 and thereafter.............          2,575
     Allowances and discounting......         (4,789)
                                             ---------
                                             $14,370

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

     Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc., (collectively, the "Marvel Parties") have been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character which was settled in March 2001.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

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

         On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and on November 6, 2000 the judge issued an opinion and order finding in favor of the Company and holding that the Company is the lawful owner of the rights claimed by Wolfman. As of this date, Wolfman filed on appeal which has not been scheduled.

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

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2000

15.   Benefits Plans

     The Company has a 401(k) Plan for its employees. In addition, in connection with the sale of Fleer (see Note 3), the Company retained certain liabilities related to a noncontributory defined benefit pension plan for salaried employees. In prior years, this plan was amended to prohibit participation by new participants. The accumulated benefit obligation is approximately $17.0 million. The funded value of plan assets is approximately $17.5 million and the pension liability at December 31, 2000 is approximately $2.0 million. Plan expenses for the years ended December 31, 1998, 1999 and 2000 were not significant.

16.   Segment Information

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

Publishing Segment

     The publishing segment creates and publishes comic books principally in North America. The acquired company has been publishing comic books since 1939 and has developed a roster of more than 4,700 Marvel Characters. The Company's titles feature classic Marvel Super Heroes, Spider-Man, X-Men, newly developed Marvel Characters and characters created by other entities and licensed to the Company.

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2000

Licensing Segment

     The licensing segment relates to the licensing of or joint ventures involving the Marvel Characters for use with (i) merchandise, (ii) promotions,
(iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) restaurants, theme parks and site-based entertainment.


                                                  Toys        Publishing   Licensing     Corporate       Total
                                                 -------      ----------   ---------     ---------    ----------
                                                                         (in thousands)
Year  ended December 31, 1998

Net sales....................................... $ 212,436      $ 14,707   $ 4,933          --        $ 232,076
Gross profit....................................    92,743         6,820     4,535          --          104,098
Operating loss (income).........................   (18,742)          258      (976)         --          (19,460)
EBITDA(1).......................................     1,259         1,409     4,295          --            6,963

Total capital expenditures .                        17,325            --       --           --           17,325

Identifiable assets for continuing operations...  $149,842      $101,697  $401,098       $11,267       $663,904
Net assets held for disposition.................       --         26,000       --           --           26,000


Total identifiable assets.......................  $149,842      $127,697  $401,098       $11,267       $689,904




                                                    Toys        Publishing  Licensing    Corporate       Total
                                                  --------     -----------  ---------    ---------      ----------
                                                                      (in  thousands)

Year  ended December 31, 1999

Net sales.......................................   $245,775      $43,007   $30,863           --        $319,645
Gross profit....................................    119,788       18,725    30,274           --         168,787
Operating income (loss).........................     10,932        3,707      (100)      (14,283)           256
EBITDA(1).......................................     30,282        8,341    19,851       (14,283)        44,191

Total capital expenditures......................     20,977           --        --           --          20,977

Identifiable assets for continuing operations...   $184,973      $86,263  $383,401       $    -        $654,637
Total identifiable assets.......................   $184,973      $86,263  $383,401       $    -        $654,637



                                                     Toys       Publishing  Licensing    Corporate       Total
                                                   ---------    ----------  ---------    ----------    ---------
                                                                      (in thousands)

Year  ended December 31, 2000

Net sales.......................................     $167,309    $45,183      $19,159        --        $231,651
Gross profit....................................       61,651     22,857       18,612        --         103,120
Operating (loss)income .........................      (45,296)     9,099      (15,222)   (7,571)        (58,990)
EBITDA(1).......................................      (13,762)    12,282        4,724    (7,571)         (4,327)

Total capital expenditures......................       15,069         41            5        --          15,115

Identifiable assets for continuing operations...     $111,266    $76,808     $367,210    $    -        $555,284
Total identifiable assets.......................     $111,266    $76,808     $367,210    $    -        $555,284


(1) "EBITDA" is defined as earnings before extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

17.  Supplemental Financial Information

     The following represents the supplemental consolidating condensed financial statements of Marvel Enterprises, Inc., which is the issuer of the Senior Notes, and its subsidiaries that guarantee the Notes and the non-guarantor subsidiaries as of December 31, 1999 and 2000 and for each of the three years ended December 31, 2000 .


                                                 Issuer
                                                  And          Non-
                                               Guarantors    Guarantors    Total
                                               ----------    ----------   ----------
                                                         (in thousands)
For The Year Ended December 31, 1998

Net sales...................................    $ 196,106    $35,970      $ 232,076
Gross profit................................       91,281     12,817        104,098
Operating (loss) income.....................      (21,106)     1,646        (19,460)
Net (loss) income...........................      (33,806)     1,196        (32,610)

For The Year Ended December 31, 1999

Net sales...................................    $  280,355   $39,290      $ 319,645
Gross profit................................       154,759    14,028        168,787
Operating (loss) income.....................       (4,925)     5,181            256
Net (loss) income...........................      (37,994)     4,203        (33,791)

For The Year Ended December 31, 2000

Net sales...................................    $  181,554   $50,097      $ 231,651
Gross profit................................        85,213    17,907        103,120
Operating (loss) income.....................      (66,463)     7,473        (58,990)
Net (loss) income...........................      (96,154)     6,296        (89,858)



                                                 Issuer
                                                   And         Non-      Inter-
                                                Guarantors   Guarantors company     Total
                                                ----------   ---------- --------   --------
December 31, 1999

Current assets .............................    $  165,580   $ 7,329    $   --     $ 172,909
Non-current assets..........................       481,302    32,427    (32,001)     481,728
                                                   -------    ------    --------   ---------
Total assets................................    $  646,882   $39,756    $(32,001)  $ 654,637
                                                ==========   =======    ========   =========
Current liabilities.........................       103,877     9,114    (32,001)      80,990
Non-current liabilities.....................       251,094        --         --      251,094
8% Preferred Stock..........................       186,790        --         --      186,790
Stockholders' equity........................       105,121    30,642         --      135,763
                                                ----------   --------------------  ---------

                                                $  646,882   $39,756    $(32,001)  $ 654,637
                                                ==========   =======    ========   =========

December 31, 2000

Current assets..............................    $  109,870    $3,573    $  --      $ 113,443
Non-current assets..........................       440,831    40,347     (39,337)    441,841
                                                ----------   -------     --------  ---------
Total assets................................    $  550,701   $43,920    $(39,337)  $ 555,284
                                                ===========  ========   =========  =========
Current liabilities.........................       104,560     6,480     (39,337)     71,703
Non-current liabilities.....................       250,000        --           0     250,000
8% Preferred Stock..........................       202,185        --           0     202,185
Stockholders' equity........................       (6,044)    37,440           0      31,396
                                                ----------   --------   ---------  ---------
                                                $  550,701   $43,920    $(39,337)  $ 555,284
                                                ==========   ========   =========  =========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2000




                                                                Issuer
                                                                 and          Non-
                                                             Guarantors    Guarantors    Total
                                                             ----------    ----------   --------
                                                                       (in thousands)
Year Ended December 31, 1998
Cash flows from operating activities:
Net (loss) income..........................................  $ (33,806)    $1,196        $(32,610)
                                                             =========     ======        ========
     Net cash provided by operating activities.............     40,959      1,025          41,984
     Net cash used in investing activities.................   (285,164)      (225)       (285,389)
     Net cash provided by financing activities.............    279,500                    279,500
                                                             ---------     -------       ---------
Net increase in cash.......................................     35,295        800          36,095
Cash, at beginning of year.................................      6,962        634           7,596
                                                             ---------     -------       ---------
Cash, at end of year.......................................  $  42,257     $1,434        $ 43,691
                                                             =========     ======        ========

Year Ended December 31, 1999
Cash flows from operating activities:
Net (loss) income..........................................  $   (37,994)  $4,203        $(33,791)
                                                             ===========   ======        ========
     Net cash provided by operating activities.............           57      758             815
     Net cash used in investing activities.................      (18,981)     (29)        (19,010)
     Net cash provided by financing activities.............       39,318       --          39,318
                                                             ------------  -------       ---------
Net increase in cash.......................................       20,394      729          21,123
Cash, at beginning of year.................................       42,257    1,434          43,691
                                                             ------------  --------      ---------
Cash, at end of year.......................................  $    62,651   $2,163        $ 64,814
                                                             ===========   ======        ========

Year Ended December 31, 2000
Cash flows from operating activities:
Net (loss) income..........................................  $  ((96,154)  $6,296        $(89,858)
                                                             ============  ======        =========
     Net cash used in operating activities.................      (22,599)  (1,630)        (24,229)
     Net cash used in investing activities.................      (18,647)     (21)        (18,668)
     Net cash provided by financing activities.............          886       --             886
                                                             ------------  ------        ---------
Net decrease in cash.......................................      (40,360)  (1,651)        (42,011)
Cash, at beginning of year.................................        62,651   2,163          64,814
                                                             ------------  ------        ---------
Cash, at end of year.......................................       $22,291  $  512        $ 22,803
                                                             ============  ======        =========


                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

                        VALUATION AND QUALIFYING ACCOUNTS


                                                     Allowances
                                        Balance      Acquired in    Charged to Sales   Charged to               Balance
                                      At Beginning       MEG          or Costs and       Other                   at End
                                       of Period      Acquisition        Expenses      Accounts    Deductions   of Period
            Description
----------------------------------    -----------    -------------  ----------------   ---------   -----------  ---------
                                                                   (in thousands)
Year Ended December 31, 1998

Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current............     430         3,112              409(2)          --            343      3,608
Doubtful accounts--non-current........      --           521              --              --                       521
Advertising, markdowns, returns,
   Volume discounts and other........   29,387         6,255           33,998(1)          --         48,325     21,315

Year Ended December 31, 1999

Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current............   3,608           --             1,141(3)          --            798       3,951
Doubtful accounts--non-current........     521           --               580(2)          --            121         980
Advertising, markdowns, returns,
   Volume discounts, and other.......   21,315          (380)          47,728(1)          --         44,102      24,561

Year Ended December 31, 2000

Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current............   3,951           --              899 (4)          --           308       4,542
Doubtful accounts--non-current........     980           --             (980)(2)          --            --          --
Advertising, markdowns, returns,
   Volume discounts and other........   24,561           --            32,779(1)          --        37,947      19,393


(1)  Charged to sales
(2)  Charged to costs and expenses.
(3)  1,228 charged to costs and expenses and (87) charged to sales.
(4)  962 charged to costs and expenses and (63) charged to sales