Form 10-K/A
period 2000-12-31
MARVEL ENTERPRISES INC
filed 2001-04-02
CIK 933730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
        ACT OF 1934 For the transition period from        to

                           Commission File No. 1-13638

                            MARVEL ENTERPRISES, INC.
                   ------------------------------------------
             (Exact     name  of   Registrant   as  specified  in  its  charter)
                        (formerly known as Toy Biz, Inc.)

    Delaware                                            13-3711775
- -----------------                         ----------------------------
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

     As of March 9, 2001, there were 33,947,923 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

     This Annual Report on Form 10-K/A is being filed to amend the Annual Report on Form 10-K dated March 30, 2001 to correct Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to Notes to the Consolidated Financial Statements


                                TABLE OF CONTENTS

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

ITEM 2. PROPERTIES

     The Company has the following principal properties:


Facility                   Location                           Square Feet               Owned/Leased
- --------                   ---------                          -----------               ------------
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

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of

     0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million during June, July and August 2000 and $20.0 million at all other times. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender. The Company has not borrowed under the Citibank Credit Facility. At December 31, 2000, the Company has available $5,385,000 under this facility which has been reduced by outstanding letters of credit of $14,615,000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

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


                                            Summary Compensation Table
                                                                                                      Long-Term
                                                     Annual Compensation(1)                         Compensation
                                           -------------------------------------------------      ---------------------


                                                                                 Other Annual     Securities Underlying
Name and Principal Position                  Year     Salary($)     Bonus(2)     Compensation         Options(#)
- ----------------------------                 ----     ---------     -------      ------------     ---------------------
F. Peter Cuneo (3)                           2000     $694,615         ---       $ 78,678(4)
     President and Chief Executive           1999      295,000      $490,000                            750,000
     Officer

Alan Fine                                    2000      525,000         ---         8,320(5)
     President and Chief Executive Officer   1999      500,000       225,000       5,673(5)             200,000
     of the Company's Toy Biz Division       1998      425,000       307,001                            300,000

Avi Arad (6)                                 2000      375,000         ---         67,137(7)
     Chief Creative Officer of               1999      375,000       201,563      109,774(7)
     Company and President and Chief         1998      375,000         ---                            1,000,000
     Executive Officer of the Company's
      Marvel Studios Division

William Jemas(8)                             2000       267,307      237,500                            175,000
     President

Richard Ungar(9)                             2000       404,808(10)    ---
     President of Marvel Characters Group    1999        46,479(10)  140,000                            200,000



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


                         Number of         Percent of
                         Shares of           Total                                  Potential Realizable
                        Common Stock        Options                                  Value at Assumed Annual
                         Underlying        Granted to      Exercise                   Rates of Stock Price
                       Options Granted      Employees       Price      Expiration        Appreciation
Name                      in 2000           in 2000        per share     Date          for Option Terms
- ------------           ---------------     -----------     ---------   -----------  ------------------------
                                                                                        5%            10%
                                                                                    -----------     ---------

William Jemas (1)......    125,000           20.3%           5.687      2/14/10     $447,140        $1,133,135
William Jemas (2)......     50,000            8.1%           7.375      7/10/10      231,944           587,788




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


                                                  Number of Shares of                     Value of
                                                Common Stock Underlying                 Unexercised
                                                Unexercised Options at              In-the-Money Options at
Name                                                 Year-End (1)                          Year-End
- --------------                                ----------------------------      ------------------------------
                                              Exercisable    Unexercisable      Exercisable      Unexercisable
                                              -----------    -------------      -----------      -------------
F. Peter Cuneo...........................     375,000          375,000          ------           --------
Avi Arad.................................     750,000          250,000          ------           --------
Alan Fine................................     291,667          208,333          ------           --------
Rick Ungar...............................      66,667          133,333
William Jemas ..................              ---------        175,000          ------           --------


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



                    Shares of Common Stock Beneficially Owned

                                             Sole Voting      Shared Voting          Sole Dispositive      Shared Dispositive
                                                Power            Power                    Power                   Power
                                          -----------------   --------------------   ----------------      -------------------
Five Percent Stockholder,
       Directors                                    Percent               Percent               Percent               Percent
  and Executive Officers                  Number    of Class  Number      of Class   Number     of Class   Number     of Class
- ---------------------------               -------   --------  -------     --------   ------     --------   -------    --------
Avi Arad (1)(2).........................    --         *      31,706,096   68.0%     4,920,000  14.2%        --           *
    623 North Sierra Drive
    Beverly Hills, CA  90210
Isaac Perlmutter(2)(3)..................    --         *      31,706,096   68.0%    15,270,151  38.9%        --           *
    P.O. Box 1028
    Lake Worth, Florida 33460
The Chase Manhattan Corporation (2)(4)..    --         *      31,706,096   68.0%     2,253,826   6.5%        --           *
    270 Park Avenue
    New York, New York 10017
Morgan Stanley & Co.
Incorporated(2)(5)......................    --         *      31,706,096   68.0%        --        *        5,401,810   14.6%
    1585 Broadway
    New York, New York 10036
Whippoorwill Associates, Inc.
as agent of and/or general
partner for certain institutions
and funds (6)..........................     --         *       3,941,037   10.8%        --        *        3,941,037   10.8%
    11 Martine Avenue
    White Plains, NY 10606
Mark H. Rachesky, M.D. (7).............     --         *       2,282,709    6.3%        --        *        2,282,709    6.3%
Morton E. Handel (8)...................     81,000     *          --         *          --        *          --           *
F. Peter Cuneo (9).....................    395,214    1.2%        --         *          --        *          --           *
Sid Ganis(10)..........................     33,334     *          --         *          --        *          --           *
Shelley F. Greenhaus (11)..............     50,000     *          --         *          --        *          --           *
James F. Halpin (12)...................     55,000     *          --         *          --        *          --           *
Lawrence Mittman (12)..................     50,000     *          --         *          --        *          --           *
Rod Perth (12).........................     50,000     *          --         *          --        *          --           *
Michael J. Petrick.....................     --         *          --         *          --        *          --           *
Alan Fine (14).........................    358,334    1.0%        --         *          --        *          --           *
William Jemas..........................     41,667     *          --         *          --        *          --           *
Richard Ungar..........................     66,667     *          --         *          --        *          --           *
All current  executive  officers and
   directors as a group
   (16 persons)(2)(19).................  1,237,216   3.5%     31,706,096   68.0%    20,190,151  50.5%        --           *


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

MARVEL ENTERPRISES, INC.

By:     *
- -----------------------
F. Peter Cuneo

President, Chief Executive Officer
  and Acting Chief Financial Officer


Date: April 2, 2001



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

Signature                            Title                           Date
- -----------------     ----------------------------------          --------------
                        President, Chief Executive Officer
    *                   Acting Chief Financial Officer            April 2, 2001
- -----------------    and Director (principal executive officer)
F. Peter Cuneo

    *                  Chairman of the Board of Directors         April 2, 2001
- --------------------
Morton E. Handel

    *                          Director                           April 2, 2001
- ------------
Avi Arad

                               Director                           April 2, 2001
- ------------
Sid Ganis

                               Director                           April 2, 2001
- ---------------------
Shelley F. Greenhaus

      *
- -------------------            Director                           April 2, 2001
James F. Halpin

      *                        Director                           April 2, 2001
- --------------------
Lawrence Mittman

     *                         Director                           April 2, 2001
- --------------------
Isaac Perlmutter

    *                          Director                           April 2, 2001
- -------------
Rod Perth

                               Director                           April 2, 2001
- ----------------------
Michael J. Petrick

*By/s/ Allen S. Lipson
   -------------------
   Allen S. Lipson
   Attorney-in-fact
                                       37

                          INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENTS SCHEDULE



  Marvel Enterprises, Inc.                                                                                   Page
- --------------------------                                                                                   ----
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

Recent Accounting Pronouncements

     SFAS No. 133, ACCOUNTING FOR DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES
- - In June 1998, the Financial Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted beginning in fiscal 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2000

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Citibank Credit Facility bears interest at either the bank's base rate (defined as the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate) plus a margin ranging from 0.75% to 1.25% depending on the Company's financial performance or at the Eurodollar rate plus a margin ranging from 2.25% to 2.75% depending on the Company's financial performance. The Citibank Credit Facility requires the Company to pay a commitment fee of 0.625% per annum on the average daily unused portion of the facility unless there is at least $20.0 million outstanding borrowings in which case the rate is 0.50% per annum for the amount outstanding above $20.0 million. In March 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $20.0 million. In April 2000, the parties agreed to reduce the Citibank Credit Facility to $40.0 million. In August 2000, the parties agreed to an amendment whereby financial covenants would not be tested as long as the total amount outstanding does not exceed $20.0 million and the borrowing base less the total outstanding amount exceeds $10.0 million during June, July and August 2000 and $20.0 million at all other times. In addition, the amendment requires the re-negotiation of the financial covenants once financial projections are provided to the Lender. The Company has not borrowed under the Citibank Credit Facility. At December 31, 2000, the Company has available $5,385,000 under this facility which has been reduced by outstanding letters of credit of $14,615,000. The Citibank Credit Facility is secured by a lien on all of the Company's inventory and receivables.

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
                                                             ============  ======        =========


                            MARVEL ENTERPRISES, INC.

                                December 31, 2000

                        VALUATION AND QUALIFYING ACCOUNTS


                                                     Allowances
                                        Balance      Acquired in    Charged to Sales   Charged to               Balance
                                      At Beginning       MEG          or Costs and       Other                   at End
                                       of Period      Acquisition        Expenses      Accounts    Deductions   of Period
            Description
- ----------------------------------    -----------    -------------  ----------------   ---------   -----------  ---------
                                                                   (in thousands)
Year Ended December 31, 1998

Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current............     430         3,112              409(2)          --            343      3,608
Doubtful accounts--non-current........      --           521              --              --                       521
Advertising, markdowns, returns,
   Volume discounts and other........   29,387         6,255           33,998(1)          --         48,325     21,315

Year Ended December 31, 1999

Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current............   3,608           --             1,141(3)          --            798       3,951
Doubtful accounts--non-current........     521           --               580(2)          --            121         980
Advertising, markdowns, returns,
   Volume discounts, and other.......   21,315          (380)          47,728(1)          --         44,102      24,561

Year Ended December 31, 2000

Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current............   3,951           --              899 (4)          --           308       4,542
Doubtful accounts--non-current........     980           --             (980)(2)          --            --          --
Advertising, markdowns, returns,
   Volume discounts and other........   24,561           --            32,779(1)          --        37,947      19,393


(1)  Charged to sales
(2)  Charged to costs and expenses.
(3)  1,228 charged to costs and expenses and (87) charged to sales.
(4)  962 charged to costs and expenses and (63) charged to sales