Form 10-Q
period 2001-03-31
MARVEL ENTERPRISES INC
filed 2001-05-15
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

                                  212-696-0808

              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes X No

At May 1, 2001, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 34,094,481 shares of Common Stock.

PART I.  Financial Information

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                     March 31,     December 31,
                                                       2001            2000
                                                    -----------    -----------
                                                    (unaudited)
ASSETS
Current assets:

 Cash and cash equivalents........................  $   14,751     $  22,803
 Accounts receivable, net.........................      32,032        39,236
 Inventories, net.................................      32,558        42,780
 Income tax receivable............................         334           334
 Deferred financing costs.........................       1,422         1,372
 Prepaid expenses and other.......................       8,103         6,918
                                                    -----------    -----------

     Total current assets.........................      89,200       113,443

Goodwill and other intangibles, net...............     409,662       415,582
Molds, tools and equipment, net...................       7,600         7,005
Product and package design costs, net.............       2,005         1,603
Income tax receivable.............................       1,327         1,327
Deferred charges and other assets.................       7,225         8,343
Deferred financing costs..........................       7,639         7,981
                                                    ------------   -----------

     Total assets.................................  $  524,658     $ 555,284
                                                    ============   ===========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................  $    3,774     $  18,586
 Accrued expenses and other.......................      35,611        38,673
 Administrative claims payable....................       7,064         7,444
 Unsecured creditors payable......................       3,315         7,000
                                                     -----------   -----------

     Total current liabilities....................      49,764        71,703
                                                     -----------   -----------

Long-term liabilities:
 Senior notes.....................................     250,000       250,000
                                                     -----------   -----------

     Total long-term liabilites...................     250,000       250,000
                                                     -----------   -----------

     Total liabilities............................     299,764       321,703
                                                     -----------   -----------
Redeemable cumulative convertible
         exchangeable preferred stock.............     202,378       202,185

Stockholders' equity

 Common stock.....................................         415           411
 Additional paid-in capital.......................     219,839       216,068
 Deficit..........................................    (164,783)     (152,128)
                                                     -----------   -----------

    Total stockholders' equity before treasury
         stock...................................       55,471        64,351
                                                     -----------   -----------

Treasury stock...................................      (32,955)      (32,955)
                                                     -----------   -----------
    Total stockholders' equity...................       22,516        31,396
                                                     -----------   -----------

    Total liabilities, redeemable convertible
    preferred stock and stockholders' equity.....    $ 524,658     $ 555,284
                                                     ===========   ===========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                         2001           2000
                                                       -------       --------
Net sales.......................................       $42,672       $ 43,187

Cost of sales...................................        24,323         22,349
                                                       --------      ---------

Gross profit....................................        18,349         20,838
                                                       --------      ---------

Operating expenses:
     Selling, general & administrative..........        12,196         20,804
     Depreciation & amortization................           802          3,319
     Amortization of goodwill and other intangibles.     5,921          5,992
                                                       --------      ---------

Total operating expenses........................        18,919         30,115
                                                       --------      ---------

Operating loss..................................          (570)        (9,277)

Interest expense, net...........................         7,867          7,200
                                                       --------      ---------

Loss before provision for income taxes..........        (8,437)       (16,477)

Income tax provision............................           154            169

                                                       --------      ---------
Loss before equity in net loss of joint venture.        (8,591)       (16,646)
                                                       --------      ---------

Equity in net loss of joint venture.............           (96)           --

                                                       --------      ---------
Net loss........................................        (8,687)      ($16,646)
                                                       --------      ----------

Less: preferred dividend requirement............         3,968          3,735

                                                       --------      ----------
Net loss attributable to common stock...........       (12,655)      ($20,381)
                                                       ========      ==========

Basic and dilutive earnings per share:

     Loss attributable to common stock..........        ($0.37)        ($0.61)
                                                       ========      ==========

Weighted average number of common and common
equivalent shares outstanding...................        33,820         33,636
                                                       ========      ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                        2001          2000
                                                     ----------    ----------
Cash flows from operating activities:
     Net loss....................................      ($8,687)     ($16,646)
Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation & amortization.................        6,722         9,311
     Deferred financing costs....................          342           356
     Change in assets & liabilities:
     Decrease in accounts receivable.............        7,204        17,489
     Decrease in inventories.....................       10,222         3,517
     Increase in prepaid expenses and other......       (1,185)       (1,333)
     Decrease in deferred charges and other assets       1,068           757
     Decrease in accounts payable, accrued expenses
          and other..............................      (17,874)      (14,793)
                                                     -----------   -----------
Net cash used in operating activities............       (2,188)       (1,342)
                                                     -----------   -----------

Cash flows from investing activities:

     Payment of administrative claims and unsecured
          claims, net............................       (4,065)       (1,071)
     Purchases of molds, tools and equipment.....       (1,122)       (2,704)
     Expenditures for product and package design
           costs.................................         (677)       (1,898)
                                                     -----------   -----------
Net cash used in investing activities............       (5,864)       (5,673)
                                                     -----------   -----------

Cash flows from financing activities:

     Exercise of stock options...................           --             5
                                                     -----------   -----------
Net cash provided by financing activities........           --             5
                                                     -----------   -----------
Net decrease in cash and cash equivalents........       (8,052)       (7,010)
                                                     -----------   -----------
Cash and cash equivalents, at beginning of period.      22,803        64,814
                                                     -----------   -----------
Cash and cash equivalents, at end of period......    $  14,751     $  57,804
                                                     -----------   -----------

Supplemental disclosures of cash flow information:

     Interest paid during the period.............    $     158     $      97
     Income taxes, net paid during the period....           76            11

Non-cash transactions:

      Preferred stock dividends..................        3,968         3,735
      Conversion of Preferred Stock to
         Common Stock............................        3,775          --



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2001 are not necessarily indicative of those for the full year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year's presentation. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

                                   (unaudited)

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                      March 31,     December 31
                                                       2001           2000
                                                     ----------    -----------
                           Description

Accounts receivable, net:
   Accounts receivable..........................     $  48,076     $  63,171
   Less allowances
       Doubtful accounts........................        (3,047)       (4,542)
       Advertising, markdowns, returns, volume,
       discounts and other......................       (12,997)      (19,393)
                                                     -----------   -----------
    Total.......................................       $32,032     $  39,236
                                                     ===========   ===========

Inventories, net:
   Toys:
     Finished goods.............................     $  21,572     $  31,026
     Component parts, raw materials and
     work-in-process............................         7,560         8,001
                                                     -----------   -----------
     Total toys.................................     $  29,132     $  39,027

   Publishing:
     Finished goods.............................          $376        $  298
     Component parts, raw materials and
     work-in-process............................         3,050         3,455
                                                     -----------   -----------
     Total publishing...........................     $   3,426        $3,753
                                                     -----------   -----------
          Total.................................     $  32,558     $  42,780
                                                     ===========   ===========

Molds, tools and equipment, net, consists of the following:
    Molds, tools and equipment..................     $  31,851       $31,060
    Office equipment and other..................        10,494        10,163
    Less accumulated depreciation and amortization.    (34,745)      (34,218)
                                                     -----------   -----------
      Total.....................................     $   7,600     $   7,005
                                                     ===========   ===========

Product and package design costs, net, consists of the following:

    Product design costs........................     $  13,479     $  13,065
    Package design costs........................         6,511         6,248
    Less accumulated amortization...............       (17,985)      (17,710)
                                                     -----------   -----------
      Total.....................................     $   2,005     $   1,603
                                                     ===========   ===========

Goodwill and other intangibles, net:

   Goodwill.....................................     $ 469,683     $ 469,683
   Patents and other intangibles................         3,932         3,933
   Less accumulated amortization................       (63,953)      (58,034)
                                                     ----------    -----------
     Total......................................     $ 409,662     $ 415,582
                                                     ==========    ===========

Accrued expenses and other:
   Accrued advertising costs....................     $      17     $   6,802
   Accrued royalties............................         4,026         6,064
   Inventory purchases..........................         3,476         3,630
   Income taxes payable.........................         5,111         5,070
   Other accrued expenses.......................        22,981        17,107
                                                     ----------    -----------
     Total......................................     $  35,611     $  38,673
                                                     ==========    ===========


                                        6
21212

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

     On April 1, 1999, the Company and Citibank N.A. (" Citibank")entered into a Revolving Credit Facility ("Credit Agreement") which provided for certain working capital advances and the issuance of letters of credit to third parties based upon available collateral. In August 2000, the parties agreed to an amendement whereby financial covenants would not be tested as long as the total amount outstanding did not exceed $20.0 million and the borrowing base less the total outstanding exceeded $20.0 million for all months other than June, July and August. At March 31, 2001, while there were no working capital advances outstanding, there was approximately $17.5 million outstanding under existing letters of credit. Also, at March 31, 2001, the Company was not in compliance with certain covenants contained in the Credit Agreement. On May 14, 2001, the parties entered into a Waiver Agreement which, among other matters, waived the covenant failures by the Company, eliminated working capital availability and limit the amount available for letters of credit to the amount currently outstanding. In addition, under the terms of the Waiver Agreement, the Company deposited $2 million and is required to deposit and additional $1.0 million on the last day of each month, commencing June 30, 2001 and ending November 30, 2001, into a restricted cash account to collateralize the outstanding balances of the letters of credit. On November 30, 2001, the Company is also required to deposit an amount equal to 105% of the outstanding letters of credit on that date less amounts previously deposited (a maximum of $11.4 million). In the event the Company fails to make any of the required payments under the Waiver Agreement, the waiver of the Company's failure to comply with some of the covenants in the Facility agreement will automatically terminate. The Waiver Agreement also required the Company to grant a secured lien on all of the Company's copyrights and trademarks. The Company is required to pay an additional 2% letter of credit fee (total of 4.75%) annually of the amount of the outstanding letters of credit. If not terminated earlier, the Credit Agreement expires in March 2002.

4.       SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three months ended March 31, 2001. During the first three months of 2001, there were conversions of 377,426 shares of preferred stock into 392,143 shares of common stock and 60 shares of common stock were issued upon the exercise of warrants. The total number of shares of common stock outstanding as of March 31, 2001 is 34,094,481, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangeable preferred stock ("8% Preferred Stock") and no exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at March 31, 2001 would have been 54,707,737, assuming conversion of all of the 8% Preferred Stock and exercise of all warrants and employee stock options, the number of shares would have been 73,478,531.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.       SEGMENT REPORTING

     The Company has four divisions: Licensing, Publishing, Toys ("Toy Biz") and Corporate.

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

Set forth below is certain operating information for the divisions of the Company.


Three months ended March 31, 2001

                Licensing    Publishing       Toy Biz    Corporate        Total
                ---------    ----------      --------    ---------     ---------
                                 (in thousands)
Net Sales       $  5,430     $   10,217      $ 27,025    $   --        $ 42,672
Gross Profit       5,350          4,861         8,138        --          18,349                                              --
Operating (Loss)
 Income           (2,125)         1,944         1,264      (1,653)         (570)
EBITDA(1)          2,853          2,739         2,214      (1,653)        6,153

Three months ended March 31, 2000

                Licensing    Publishing       Toy Biz    Corporate       Total
                ---------    ----------      --------    ---------      --------
                                 (in thousands)

Net Sales       $  2,326     $    9,941      $ 30,920    $  --          $43,187
Gross Profit       2,256          4,609        13,973       --           20,838                                         --
Operating (Loss)
 Income          (5,700)          1,643        (3,351)      (1,869)      (9,277)
EBITDA(1)          (828)          2,537           194       (1,869)          34


(1) "EBITDA" is defined as earnings before extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flow will be sufficient to fund cash needs.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

                                   (unaudited)

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

     Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc. (collectively, the "Marvel Parties") had been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character which was settled in March 2001.

     Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and is wholly-owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of related action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief.

     On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly-owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and on November 6, 2000 the judge issued an opinion and order finding in favor of the Company and holding that the Company is the lawful owner of the rights claimed by Wolfman. In March 2001, Wolfman discontinued its appeal and therefore the judgement of the District Court is final and the action is finished.

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon is the rightful owner of the Captain America character.

     Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows.

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

General

     The Company operates in the licensing, internet, comic book publishing and toy businesses. The Company owns the copyrights to over 4,700 fictional characters, including Spider-Man, X-Men, Captain America, Fantastic Four and The Incredible Hulk. The Company operates through the following four divisions:

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

Results of Operations

Three months ended March 31, 2001 compared with the three months ended March 31, 2000

     The Company's net sales decreased 1% to approximately $42.7 million in the first quarter of 2001 from approximately $43.2 million in the first quarter of 2000. The decrease is due primarily to a reduction in toy sales, specifically
World Championship Wrestling ("WCW) and Pokemon products as well as the promotional doll category which was partially offset by increased sales of Marvel action figures and accessories. The reduction in toy sales was mostly offset by an increase of 133% in net sales by the Licensing division, $5.4 million in the first quarter of 2001 compared to $2.3 million in the first quarter of 2000, which was primarily due to an increase in the number of licening contracts. The Publishing division recorded a 3% increase in net sales, $10.2 million in the first quarter of 2001 compared to $9.9 million in the first quarter of 2000, which was primarily due to increased comic book sales to the direct market.

     Gross profit decreased 12% to approximately $18.3 million in the 2001 period from approximately $20.8 million in the 2000 period. This was primarily due to the reduction in overall toy sales as well as increased sales of close out merchandise with lower margins. This decrease was partially offset by increases of 137% and 5% in the gross profits of the Licensing and Publishing divisions, respectively. Gross profit as a percentage of net sales decreased to approximately 43% in the 2001 period from approximately 48% in the 2000 period. The Gross profit percentage for the Toy Biz division decreased to 30% in the 2001 period from 45% in the 2000 period, while the gross profit percentage for the Licensing division increased to 99% in the 2001 period from 97% in the 2000 period and the gross profit percentage for the Publishing division increased to 48% in the 2001 period from 46% in the 2000 period.

     Selling, general and administrative expenses decreased 41% to approximately $12.2 million or approximately 29% of net sales in the first quarter of 2001 from approximately $20.8 million or approximately 48% of net sales in the first quarter of 2000. The Toy Biz division accounted for approximately $7.9 million in selling, general and administrative expense decreases as a result of lower royalties, advertising and payroll costs. The Licensing and Corporate divisions experienced a $0.6 million decrease and a $0.2 million decrease, respectively, in selling, general and administrative expenses as a result of lower payroll costs while the Publishing division remained at approximately the same level as the 2000 period.

     Depreciation and amortization expense decreased to approximately $6.7 million in the 2001 period from approximately $9.3 million in the 2000 period due to lower related assets balances at the beginning of the 2001 period as compared to the beginning of the 2000 period.

     Net interest expense increased to $7.9 million in the first quarter of 2001 from $7.2 million in the first quarter of 2000 due to lower interest income and additional financing charges associated with the Citibank Credit Facility.

     The Company's effective tax rate for the quarter was lower than the statutory rate due to the current period's losses for which no benefit is provided. For the 2001 period, tax expense was recorded primarily with respect to certain foreign jurisdictions. The Company expects this to continue. The Company has net operating loss carryforwards ("NOLs") of $178.7 million, of which $95.6 million is related to the acquisition of MEG. Benefits from the pre-acquisition NOLs, if realized, will be a reduction in goodwill in the period realized.

 Liquidity and Capital Resources

     Net cash used in operating activities was approximately $2.2 million in the first quarter of 2001 compared to $1.3 million the first quarter of 2000.

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

     On April 1, 1999, the Company and Citibank N.A. (" Citibank")entered into a Revolving Credit Facility ("Credit Agreement") which provided for certain working capital advances and the issuance of letters of credit to third parties based upon available collateral. In August 2000, the parties agreed to an amendement whereby financial covenants would not be tested as long as the total amount outstanding did not exceed $20.0 million and the borrowing base less the total outstanding exceeded $20.0 million for all months other than June, July and August. At March 31, 2001, while there were no working capital advances outstanding, there was approximately $17.5 million outstanding under existing letters of credit. Also, at March 31, 2001, the Company was not in compliance with certain covenants contained in the Credit Agreement. On May 14, 2001, the parties entered into a Waiver Agreement which, among other matters, waived the covenant failures by the Company, eliminated working capital availability and limit the amount available for letters of credit to the amount currently outstanding. In addition, under the terms of the Waiver Agreement, the Company deposited $2 million and is required to deposit and additional $1.0 million on the last day of each month, commencing June 30, 2001 and ending November 30, 2001, into a restricted cash account to collateralize the outstanding balances of the letters of credit. On November 30, 2001, the Company is also required to deposit an amount equal to 105% of the outstanding letters of credit on that date less amounts previously deposited (a maximum of $11.4 million). In the event the Company fails to make any of the required payments under the Waiver Agreement, the waiver of the Company's failure to comply with some of the covenants in the Facility agreement will automatically terminate. The Waiver Agreement also required the Company to grant a secured lien on all of the Company's copyrights and trademarks. The Company is required to pay an additional 2% letter of credit fee (total of 4.75%) annually of the amount of the outstanding letters of credit. If not terminated earlier, the Credit Agreement expires in March 2002.

     The Company believes that it will have sufficient funds available from cash and cash equivalents and operating activities to meet peak working capital needs and capital expenditure requirements. In addition, the Company has made certain strategic modifications in order to minimize cash outflow. For example, the toy division has been redirected so that the majority of its business will require its customers to produce letters of credit prior to delivery of goods. Also tooling, which the Company has totally funded prior to the manufacture of product, will now be funded through the cost of the goods purchased with the Company retaining ownership of the tooling. These actions reduce the Company's capital needs and provides for a more cash efficient and profitable toy business.

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

         Spider-Man Litigation. The Company's subsidiaries MEG and Marvel Characters, Inc. (collectively, the "Marvel Parties") had been parties to a consolidated case, concerning rights to produce and /or distribute a live action motion picture based on the Spider-Man character which was settled in March 2001

     Wolfman v. New Line Cinema Corp. et al. On August 20, 1998, Marvin A. Wolfman commenced an action in the United States District Court for the Central District of California against New Line Cinema Corporation, Time Warner Companies, Inc., the Company, MEG and is wholly-owned subsidiary, Marvel Characters, Inc., and others. The complaint alleges that the motion picture Blade, produced and distributed by New Line pursuant to an agreement with MEG, as well as the Company's sale of related action figure toys, infringes Wolfman's claimed copyrights and trademarks as the author of the original stories featuring the Blade and Deacon Frost characters (collectively, the "Work") and that Wolfman created the Work as an independent contractor engaged by MEG. The relief sought by complaint includes a declaration that the defendants have infringed Wolfman's copyrights, compensatory and punitive damages, an injunction and various other forms of equitable relief.

     On February 24, 1999, Wolfman and the Company entered into a stipulation pursuant to which the United States District Court for the District of Delaware will determine the issue of whether Wolfman or Marvel Characters, Inc. (which is now a wholly-owned subsidiary of the Company) is the rightful owner of Blade and Deacon Frost and a number of other characters. In the context of this proceeding, the Company has sought a declaration that Marvel Characters, Inc., not Wolfman, is the lawful owner of the rights claimed by Wolfman. A trial on the merits was held in December 1999 and on November 6, 2000 the judge issued an opinion and order finding in favor of the Company and holding that the Company is the lawful owner of the rights claimed by Wolfman. In March 2001, Wolfman discontinued its appeal and therefore the judgement of the District Court is final and the action is finished.

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

     Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows.

Item 2.  Exhibits and Reports on Form 8-K.

a)       Exhibits. See the Exhibits Index immediately below.

Exhibits  No.

Exhibit   10.1   Waiver Agreement

Exhibit   12     Statement re: Computation of Ratios dated as of March 31, 2001.


b)       Reports on Form 8-K

     The Registrant filed no reprts on Form 8-K during the quarter ended March 31, 2001:

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   MARVEL ENTERPRISES, INC.
                                  (Registrant)

Dated: May 15, 2001                 By: /s/ F. Peter Cuneo
                                       ------------------
                                       F. Peter Cuneo
                                       Chief Executive Officer