Form 10-Q
period 2001-06-30
MARVEL ENTERPRISES INC
filed 2001-08-14
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                           13-3711775
--------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)



10 East 40th Street, New York, NY                               10016
-----------------------------------------               ----------------------
(Address of principal executive offices)                     (Zip Code)

                                  917-472-2100
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     At August 1, 2001, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 34,464,536 shares of Common Stock.

PART I.  Financial Information


                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      June 30,     December 31,
                                                       2001          2000
                                                     -----------   ------------
                                                              (unaudited)
ASSETS
Current assets
 Cash and cash equivalents.....................         $18,158       $22,803
 Accounts receivable, net......................          29,392        39,236
 Inventories, net..............................          25,425        42,780
 Income tax receivable.........................             334           334
 Deferred financing costs......................           1,344         1,372
 Prepaid expenses and other....................           9,057         6,918
                                                     -----------   -----------

     Total current assets......................          83,710       113,443

Restricted cash...............................            3,000          ---
Goodwill and other intangibles, net............         403,740       415,582
Molds, tools and equipment, net................           8,530         7,005
Product and package design costs, net..........           2,289         1,603
Income tax receivable..........................             ---         1,327
Deferred charges and other assets..............           7,495         8,343
Deferred financing costs.......................           7,360         7,981
                                                     -----------   -----------

     Total assets..............................        $516,124      $555,284
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable..............................          $4,470       $18,586
 Accrued expenses and other....................          31,957        38,673
 Administrative claims payable.................           7,033         7,444
 Unsecured creditors payable...................           5,173         7,000
                                                     -----------   -----------

     Total current liabilities.................          48,633        71,703
                                                     -----------   -----------

Long-term liabilities
 Senior notes..................................         250,000       250,000
                                                     -----------   -----------

     Total long-term liabilities...............         250,000       250,000
                                                     -----------   -----------

     Total liabilities.........................         298,633       321,703
                                                     -----------   -----------

Redeemable cumulative convertible
         exchangeable preferred stock..........          203,149      202,185
                                                     -----------   -----------

Stockholders' equity
 Common stock..................................             418           411
 Additional paid-in capital....................         223,049       216,068
 Retained deficit..............................        (176,170)     (152,128)
                                                     -----------   -----------

   Total stockholders' equity before treasury            47,297        64,351
        stock.................................
                                                     -----------   -----------
Treasury stock................................          (32,955)      (32,955)

     Total stockholders' equity...............           14,342        31,396
                                                     -----------   -----------

     Total liabilities, redeemable preferred stock and
             stockholders' equity..............        $516,124      $555,284
                                                     ===========   ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                         Three Months                  Six Months
                                                        Ended June 30,                Ended June 30,
                                                        2001          2000          2001         2000
                                                     ----------    ----------     ---------    ----------
Net sales.......................................     $ 45,932       $51,041        $88,604      $94,229

Cost of sales...................................       22,403        24,328         46,726       46,677
                                                     ----------    ----------      ---------   ----------
Gross profit....................................       23,529        26,713         41,878       47,552
                                                     ----------    ---------       ---------   ----------
Operating expenses:
     Selling, general and administrative.........      13,518        19,329         25,715       40,135
     Pre-acquisition litigation charge...........       3,000           --           3,000          --
     Depreciation and amortization...............       1,000         3,778          1,802        7,097
     Amortization of goodwill and other
     intangibles.................................       5,921         5,990         11,842       11,982
                                                     ----------    ---------       ---------   ----------
Total operating expenses.........................      23,439        29,097         42,359       59,214
                                                     ----------    ---------       ---------   ----------
Operating income (loss)..........................          90        (2,384)          (481)     (11,662)

Interest expense, net............................       7,760         7,216         15,627       14,416

Loss before (benefit)provision  for income           ---------     ---------       ---------   ---------
taxes............................................      (7,670)       (9,600)       (16,108)     (26,078)

Income tax (benefit)provision....................       (349)          724           (195)         893
                                                     ---------     ---------       ---------   ---------
Loss before equity in net loss of joint venture..      (7,321)      (10,324)       (15,913)     (26,971)

Equity in net loss of joint venture..............         (82)         (263)          (178)        (263)
                                                     ---------     ---------       ---------   ---------

Net loss.........................................      (7,403)      (10,587)       (16,091)     (27,234)

Less: preferred dividend requirement.............       3,983         3,810          7,951        7,545
                                                     ---------     ---------       ---------   ---------
Net loss attributable to Common Stock............    ($11,386)     ($14,397)      ($24,042)    ($34,779)
                                                      --------     ---------       ---------   ---------
Basic and dilutive earnings per share:
   Loss attributable to Common Stock.............      ($0.33)       ($0.43)        ($0.71)      ($1.03)

Weighted average number of basic and diluted
shares outstanding...............................      34,163        33,651         33,992       33,644
                                                      --------     ---------       ---------   ---------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                   Six Months

                                                                           Ended June 30,
                                                                        2001          2000
                                                                    ----------    ----------
Cash flows from operating activities:
     Net loss...............................................        ($16,091)     ($27,234)
                                                                    ----------    ----------
Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
    Depreciation and amortization...........................           13,644        19,079
    Deferred financing costs................................              699           698
Equity in net loss of joint venture.........................              178           263
             Change in assets and liabilities:
      Decrease in accounts receivable.......................            9,844        26,861
      Decrease (increase) in inventories....................           17,355        (3,987)
      Increase in prepaid expenses and other................           (2,139)       (7,416)
      Decrease (increase) in deferred charges and
             other assets...................................              798          (395)
      Decrease in accounts payable..........................          (14,116)       (3,232)
      Decrease in accrued expenses and other................           (5,567)      (13,915)
                                                                    ----------    ----------
             Total adjustments..............................           20,696        17,956
                                                                    ----------    ----------
Net cash provided by (used in)  operating activities                    4,605        (9,278)

                                                                    ----------    ----------
Cash flows from investing activities:
     Increases in restricted cash...........................          (3,000)         ---
     Payment of administrative claims, net..................          (2,238)       (1,776)
     Purchases of molds, tools and equipment................          (2,527)       (4,073)
     Expenditures for product and package design costs......          (1,486)       (3,561)
     Other investments......................................             ---            (2)
                                                                    ----------    ----------

               Net cash used in investing activities........          (9,251)       (9,412)
                                                                    ----------    ----------

Cash flows from financing activities:
     Stock warrants exercised..............................                1             5
     Employee  stock options exercised.....................              ---           112
                                                                    ----------    ----------
               Net cash provided by financing
                  activities...............................                1           117
                                                                    ----------    ----------
Net decrease in cash and cash equivalents..................           (4,645)      (18,573)
Cash and cash equivalents, at beginning of period..........           22,803        64,814
                                                                    ----------    ----------
Cash and cash equivalents, at end of period................            18,158        46,241
                                                                    ----------    ----------

Supplemental disclosures of cash flow information
     Interest paid.........................................           $15,310      $15,193
     Income taxes, net paid (refunded).....................               157          (87)
Non-cash transaction
      Preferred stock dividends............................            $7,951       $7,545


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2001 are not necessarily indicative of those for the full year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with current year's presentation. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company recorded $5.9 million and $11.7 million of goodwill amorization during the three months and six months ended June 30, 2001, respectively. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                            June 30,            December 31,
                                                                              2001                2000
                                                                          -----------           ----------
                            Description
Accounts receivable, net:
   Accounts receivable.........................................           $   39,001            $  63,171
   Less allowances for:
       Doubtful accounts.......................................              (2,228)               (4,542)
       Advertising, markdowns, returns, volume
         discounts and other...................................              (7,381)              (19,393)
                                                                          -----------           ----------
     Total                                                                $  29,392             $  39,236
                                                                          ===========           ==========

Inventories, net:
   Toys:
     Finished goods...........................................            $  15,917             $  31,026
     Component parts, raw materials and
         work-in-process......................................                5,365                 8,001
                                                                          -----------           ----------
     Total Toys...............................................            $  21,282             $  39,027

   Publishing:
     Finished goods...........................................            $     764             $     298
     Component parts, raw materials and
         work-in-process......................................                3,379                 3,455
                                                                          -----------           ----------
     Total Publishing........................................                 $4,143            $   3,753
                                                                          -----------           ----------
          Total..............................................             $   25,425            $  42,780
                                                                          ===========           ==========

Molds, tools and equipment, net:
   Molds, tools and equipment................................             $   32,040              $31,060
   Office equipment and other................................                 11,710               10,163
   Less accumulated depreciation and amortization............                (35,220)             (34,218)
                                                                          -----------           ----------
     Total...................................................             $    8,530            $   7,005
                                                                          ===========           ==========

Product and package design costs, net:
   Product design costs......................................             $   13,961              $13,065
   Package design costs......................................                  6,838                6,248
   Less accumulated amortization.............................                (18,510)             (17,710)
                                                                          -----------           ----------
      Total..................................................             $    2,289            $   1,603
                                                                          ===========           ==========

Goodwill and other intangibles, net:
   Goodwill..................................................             $  469,683             $469,683
   Patents and other intangibles.............................                  3,932                3,933
   Less accumulated amortization.............................                (69,875)             (58,034)
                                                                          -----------           ----------
     Total...................................................             $  403,740             $415,582
                                                                          ===========           ==========

Accrued expenses and other:
   Accrued advertising costs.................................                     $1               $6,802
   Accrued royalties.........................................                  3,888                6,064
   Inventory purchases.......................................                  5,062                3,630
   Income taxes payable......................................                  3,317                5,070
   Other accrued expenses....................................                 19,689               17,107
                                                                        -------------          -----------
      Total..................................................                $31,957              $38,673
                                                                        =============          ===========

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.       DEBT FINANCING

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

     On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered into a Revolving Credit Facility ("Credit Agreement") which provided for certain working capital advances and the issuance of letters of credit to third parties based on available collateral. At March 31, 2001, the Company was not in compliance with certain covenants contained in the Credit Agreement. On May 14, 2001, the parties entered into a Waiver Agreement which, among other matters, waived the covenant failures by the Company, eliminated working capital availability and limited the amount available for letters of credit to the amount currently outstanding which is $17.5 million. In addition, under the terms of the Waiver Agreement, the Company deposited $3.0 million and is required to deposit an additional $1.0 million on the last day of each month, from July 31, 2001 to November 30, 2001, into a restricted cash account to collateralize the outstanding balances of the letters of credit. On November 30, 2001, the Company is also required to deposit an amount equal to 105% of the outstanding letters of credit on that date less amounts previously deposited (a maximum of $11.4 million). In the event the Company fails to make any of the required payments under the Waiver Agreement, the waiver of the company's failure to comply with some of the covenants in the Facility Agreement will automatically terminate. The Waiver Agreement also required the Company to grant a secured lien on all of the Company's copyrights and trademarks. The Company is required to pay an additional 2% letter of credit fee (total of 4.75%) annually of the amount of the outstanding letters of credit. At June 30, 2001, there were no working capital advances outstanding.

     On August 14, 2001, the Company announced that it would be terminating its revolving credit facility with Citibank and replacing the $17.5 million of letters of credit outstanding under the Citibank facility with letters of credit issued by Tot Funding Corp., a corporation wholly-owned by Isaac Perlmutter, a director and majority shareholder of the Company. The Company will grant to Tot Funding a security interest in the same assets that are granted as security under the Citibank agreement.

5.       SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three months and six months ended June 30, 2001. During the first six months of 2001, there were 698,588 conversions of shares of preferred stock into 725,829 shares of common stock and 62 shares of common stock were issued upon the exercise of warrants. The total number of shares of common stock outstanding as of June 30, 2001 is 34,428,169, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangeable preferred stock ("8% Preferred Stock") and no exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at June 30, 2001 would have been 55,533,752; assuming conversion of all of the 8% Preferred Stock and exercise of all warrants and employee stock options, the number of shares would have been 74,059,876.

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

Three months ended June 30, 2001
---------------------------------
                                           Licensing    Publishing         Toys      Corporate         Total
                                          -----------   ----------       ---------  -----------     ----------
                                                                    (in thousands)
Net sales                                    $11,237       $11,157       $ 23,538   $    ---        $ 45,932
Gross profit                                  11,025         5,571          6,933        ---          23,529
Pre-acqusition litigation charge                 ---           ---            ---      (3,000)        (3,000)
Operating income (loss)                       4,053         1,980            (599)     (5,344)            90
EBITDA(1)                                      9,032         2,775            548      (5,344)         7,011

Three months ended June 30, 2000
----------------------------------
                                           Licensing    Publishing            Toys    Corporate         Total
                                          -----------   ----------       ---------  -----------     ----------
                                                                    (in thousands)
Net sales                                     $7,043       $11,411       $ 32,587   $     ---       $ 51,041
Gross profit                                   6,801         5,693         14,219         ---         26,713
Operating (loss) income                        (777)         1,898         (1,574)      (1,931)       (2,384)
EBITDA(1)                                      4,095         2,792          2,428       (1,931)        7,384

Six months ended June 30, 2001
----------------------------------
                                           Licensing    Publishing            Toys    Corporate         Total
                                          -----------   ----------       ---------  -----------     ----------
                                                                     (in thousands)
Net sales                                    $16,667        $21,374      $  50,563 $      ---       $ 88,604
Gross profit                                  16,375         10,432         15,071        ---         41,878
Pre-acquisition litigation charge               ---           ---              ---      (3,000)       (3,000)
Operating income (loss)                       1,927          3,924             665      (6,997)       (  481)
EBITDA(1)                                     11,884          5,514          2,762      (6,997)       13,163


Six months ended June 30, 2000
---------------------------------

                                           Licensing    Publishing            Toys    Corporate          Total
                                          -----------   ----------       ---------  -----------     ----------
                                                                     (in thousands)
Net sales                                     $9,370        $21,352      $  63,507     $  ---        $ 94,229
Gross profit                                   9,058         10,302         28,192        ---          47,552
Operating (loss) income                      (6,478)          3,541         (4,925)      (3,800)      (11,662)
EBITDA(1)                                      3,266          5,329          2,622       (3,800)        7,417


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

     X-Men Litigation. In April 2001, Twentieth Century Fox Film Corporation sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc and Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with the contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which is scheduled for release in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims and (ii) granted Fox's motion for a preliminary injunction but only as to the defendant's use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and (b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The Company is reviewing whether to appeal any portion of the Judges ruling.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company intends to file and vigorously prosecute an appeal.

     Kimble v. Marvel. In October 2000, a jury trial was held in the United States District Court of Arizona on the remaining claims from an alleged breach of oral contract and a patent infringement claim concerning the Toy Biz Spider-Man Web Blaster TM toy. The patent issues were dismissed prior to trial on summary judgment . The jury awarded Kimble a royalty of 3.5% on past, present and future sales of the abovementioned product. The Company is in the process of appealing this matter.

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

     The Toy Biz division designs, develops, markets and distributes both innovative and traditional toys worldwide. The toy products fall into three categories: toys based on the Company's characters, proprietary toys designed and developed by the Company and toys based on properties licensed to the Company by third parties. The Company has been exploring for some time a variety of strategic options to reduce the financial risk and unpredictability associated with its toy business. As part of this strategic repositioning, the Company announced on August 14, 2001, that it entered into a worldwide licensing agreement with an unrelated Hong Kong-based company, Toy Biz Worldwide Ltd., for the sale and manufacture of toy action figures and accessories that feature Marvel characters other than those based upon the upcoming Spider-Man movie. Marvel will earn licensing and other fees under the agreement and will continue to provide certain services for Toy Biz Worldwide Ltd., but will have no equity interest in the new company. In addition to overseeing this relationship, Marvel's Toy Biz division will continue to manage its other lines of business, including the Lord of the Rings toy license and the Spectra(R) line of flying toys.


     The Corporate division monitors the three operating divisions, manages external debt and equity holders, outlines business strategy and generally conducts the corporate governance functions of the Company.

Results of Operations

     Three months ended June 30, 2001 compared with the three months ended June 30, 2000

     The Company's net sales decreased 10% to approximately $45.9 million for the three months ended June 30, 2001 from approximately $51.0 million in the corresponding 2000 period. The decrease came from the Toy Biz division and was primarily due to a decline in sales of Pokemon marbles and Marvel related action figures and accessories, specifically X-Men movie products. This was partially offset by a 60% increase in net sales from the Licensing division which was primarily due to the execution of several domestic licenses for the video game and collectible markets.

     Gross profit decreased 12% to approximately $23.5 million in the three months ended June 30, 2001 from approximately $26.7 million in the corresponding 2000 period. The decrease was due primarily to a decline in gross profit from the Toy Biz division of approximately $7.3 million. Gross profit as a percentage of net sales decreased slightly to approximately 51% in the 2001 period from approximately 52% in the 2000 period. The Licensing and Publishing divisions produced gross margins of approximately 98% and 50%, respectively. The gross profit margin for the Toy Biz division decreased to 29% in the 2001 period from 44% in the 2000 period due primarily to a higher percentage of close-out sales.

     Selling, general and administrative expenses decreased 15% to approximately $16.5 million or approximately 36% of net sales in the three months ended June 30, 2001 from approximately $19.3 million or approximately 38% of net sales in the three months ended June 30, 2000. The decrease was primarily due to reduced spending for advertising on high-risk toy categories which was one of the strategic initiatives taken by management at the beginning of 2001. Expenses for the Toy Biz division decreased approximately 46% to $6.4 million in the three months ended June 30, 2001 from approximately $11.8 million in the corresponding 2000 period due primarily to lower advertising, royalties and other selling expenses. This decrease was partially offset by a pre-acqusition litigation charge of $3.0 million to the Corporate division relating to a breach of contract action. See "Note 7, Contingencies".

     Amortization of goodwill and other intangibles as well as depreciation of fixed assets decreased to approximately $6.9 million in the quarter ended June 30, 2001 from approximately $9.8 million in the corresponding quarter of 2000 due to additional amortization expense of $16.8 million in the fourth quarter of 2000 for accelerated write-offs of tooling and product and package design and
development  for  discontinued   toy  lines.

     Net interest expense increased approximately $0.6 million to $7.8 million in the three months ended June 30, 2001 as compared to $7.2 million in the corresponding 2000 period primarily due to reduced interest income. Net interest expense consisted of approximately $8.1 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $0.3 million in interest and other income.

Six months ended June 30, 2001 compared with the six months ended June 30, 2000

     The Company's net sales decreased 6% to approximately $88.6 million for the six months ended June 30, 2001 from approximately $94.2 million in the corresponding 2000 period. The decrease was due primarily to a decline in sales of Pokemon marbles and WCW products within the Toy Biz division. This was partially offset by a 78% increase in net sales from the Licensing division which was primarily due to the execution of several domestic licenses for the video game and collectible markets as well as an international license for the right to publish Marvel comics in foreign markets.

     Gross profit decreased 12% to approximately $41.9 million in the six months ended June 30, 2001 from approximately $47.6 million in the corresponding 2000 period. The decrease was due to a reduction in gross margin from the Toy Biz division of $13.1 million, which was partially offset by an increase in gross margin from the Licensing division of $7.3 million, which was primarily due to an increase in the number of licenses secured worldwide as well as the number of film and television studio deals signed versus the corresponding 2000 period. Gross profit as a percentage of net sales decreased to approximately 47% in the 2001 period from approximately 50% in the 2000 period. The Licensing and Publishing divisions produced gross margins of approximately 98% and 49%, respectively. The gross profit margin for the Toy Biz division decreased to 30% in the 2001 period from 44% in the 2000 period due primarily to a higher percentage of close-out sales.

     Selling, general and administrative expenses decreased 28% to approximately $28.7 million or approximately 32% of net sales in the six months ended June 30, 2001 from approximately $40.1 million or approximately 43% of net sales in the six months ended June 30, 2000. The decrease was primarily due to reduced spending for advertising on high-risk toy categories which was one of the strategic initiatives taken by management at the beginning of 2001. Expenses for the Toy Biz division decreased approximately 52% to $12.3 million in the six months ended June 30, 2001 from approximately $25.6 million in the corresponding 2000 period due primarily to lower advertising, royalty and other selling costs as well as lower payroll costs. This decrease was partially offset by a pre-acqusition litigation charge of $3.0 million to the Corporate division relating to a breach of contract action. See "Note 7, Contingencies".


     Amortization of goodwill and other intangibles as well as depreciation of fixed assets decreased to approximately $13.6 million in the six months ended June 30, 2001 from approximately $19.1 million in the corresponding period in 2000 due to additional amortization expense of $16.8 million in the fourth quarter of 2000 for accelerated write-offs of tooling and product and package design and development for discontinued toy lines.

     Net interest expense increased approximately $1.2 million to $15.6 million in the six months ended June 30, 2001 as compared to $14.4 million in the corresponding 2000 period primarily due to reduced interest income. Net interest expense consisted of approximately $16.0 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $0.4 million in interest and other income.

     The Company's effective tax rate for the six months ended June 30, 2001 was higher than the statutory rate due primarily to tax benefit not being provided. Benefit was not provided as the utilization of tax losses is uncertain. The Company estimates its Net Operating Loss Carryforwards ("NOLs") to be $189.2 million at June 30, 2001 of which $95.6 million relates to the acquisition of MEG. Benefits from these acquired NOLs, if realized, will be a reduction in goodwill in the period realized.

Liquidity  and  Capital  Resources

     Net cash provided by operating activities was approximately $4.6 million in the first six months of 2001, while net cash used in operating activities was approximately $9.3 million in the first six months of 2000. On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes") in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. The Senior Notes are due June 15, 2009 and bear interest at 12% per annum, payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries.

     On April 1, 1999, the Company and Citibank entered into the Credit Agreement Credit Agreement which provided for certain working capital advances and the issuance of letters of credit to third parties based on available collateral. At March 31, 2001, the Company was not in compliance with certain covenants contained in the Credit Agreement. On May 14, 2001, the parties entered into a Waiver Agreement which, among other matters, waived the covenant failures by the Company, eliminated working capital availability and limit the amount available for letters of credit to the amount currently outstanding which $17.5 million. In addition, under the terms of the Waiver Agreement, the Company deposited $3.0 million and is required to deposit an additional $1.0 million on the last day of each month, commencing July 31, 2001 and ending November 30, 2001, into a restricted cash account to collateralize the outstanding balances of the letters of credit. On November 30, 2001, the Company is also required to deposit an amount equal to 105% of the outstanding letters of credit on that date less amounts previously deposited (a maximum of $11.4 million). In the event the Company fails to make any of the required payments under the Waiver Agreement, the waiver of the Company's failure to comply with some of the covenants in the Facility Agreement will automatically terminate. The Waiver Agreement also required the Company to grant a secured lien on all of the Company's copyrights and trademarks. The Company is required to pay an additional 2% letter of credit fee (total of 4.75%) annually of the amount of the outstanding letters of credit. At June 30, 2001, there were no working capital advances outstanding,

     On August 14, 2001, the Company announced that it would be terminating its revolving credit facility with Citibank and replacing the $17.5 million of letters of credit outstanding under the Citibank facility with letters of credit issued by Tot Funding Corp., a corporation wholly-owned by Isaac Perlmutter, a director and majority shareholder of the Company. The Company will grant to Tot Funding a security interest in the same assets that are granted as security under the Citibank agreement.


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

  X-Men Litigation Litigation. In April 2001, Twentieth Century Fox Film Corporation sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc and Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which is scheduled for release in the fall. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims and (ii) granted Fox's motion for a preliminary injunction but only as to the defendant's use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and (b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The Company is reviewing whether to appeal any portion of the Judges ruling.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District court the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company intends to file and vigorously prosecute an appeal.

     Kimble v. Marvel. In October 2000, a jury trial was held in the United States District Court of Arizona on the remaining claims from an alleged breach of oral contract and a patent infringement claim concerning the Toy Biz Spider-Man Web Blaster TM toy. The patent issues were dismissed prior to trial on summary judgment . The jury awarded Kimble a royalty of 3.5% on past, present and future sales of the abovementioned product. The Company is in the process of appealing this matter.

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

     Exhibit 12   Statement re: Computation of Ratios dated as of June 30, 2001.


b) Reports on Form 8-K.

     The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            MARVEL ENTERPRISES, INC.
                                  (Registrant)


Dated: August 14, 2001                       By: /s/ F. Peter Cuneo
                                             -------------------------
                                             F. Peter Cuneo
                                             Chief Executive Officer