Form 10-Q
period 2001-09-30
MARVEL ENTERPRISES INC
filed 2001-11-14
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         Commission file number 1-13638

                            MARVEL ENTERPRISES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                            13-3711775
-------------------------------                     --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



 10 East 40th Steet, New York, NY                        10016
-----------------------------------------             -------------
(Address of principal executive offices)               (Zip Code)

                                  917-472-2100

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

Yes X No

At November 1, 2001, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 34,762,984 shares of Common Stock.

PART I.  Financial Information
Item I.  Financial Statements

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                September       December
                                                                                    30,           31,
                                                                                   2001           2000
                                                                               ---------       --------
                                                                                      (unaudited)
ASSETS

Current assets

 Cash and cash equivalents.................................................    $ 14,811        $ 22,803
 Accounts receivable, net..................................................      30,276          39,236
 Inventories, net..........................................................      25,227          42,780
 Income tax receivable.....................................................         334             334
 Deferred financing costs..................................................       1,040           1,372
 Prepaid expenses and other................................................      17,257           6,918
                                                                               ---------       --------

     Total current assets..................................................      88,945         113,443

Restricted cash............................................................       3,000            ----
Molds, tools and equipment, net............................................       9,165           7,005
Product and package design costs, net......................................       1,781           1,603
Goodwill and other intangibles, net........................................     383,329         415,582
Income tax receivable......................................................       ----            1,327
Deferred charges and other assets..........................................       7,487           8,343
Deferred financing costs...................................................       5,639           7,981
                                                                               ---------       --------

     Total assets..........................................................    $499,346        $555,284
                                                                               =========       ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities

 Accounts payable..........................................................    $ 10,215        $ 18,586
 Accrued expenses and other................................................      40,141          37,206
 Deferred revenue..........................................................       6,371           1,467
 Administrative claims payable.............................................       7,003           7,444
 Unsecured creditors payable...............................................       5,205           7,000
                                                                               ---------       ---------

     Total current liabilities..............................................     68,935          71,703
                                                                               ---------       ---------

Long-term liabilities

 Deferred revenue...........................................................     15,456           ----
 Senior notes...............................................................    198,568         250,000
                                                                               ---------       ---------

     Total long-term liabilities............................................    214,024         250,000
                                                                               ---------       ---------

     Total liabilities......................................................    282,959         321,703
                                                                               ---------       ---------

Redeemable cumulative convertible

         exchangeable preferred stock.......................................    204,326         202,185
                                                                               ----------      ---------

Stockholders' equity

 Common stock...............................................................        421             411
 Additional paid-in capital.................................................    225,875         216,068
 Retained deficit...........................................................   (181,280)       (152,128)
                                                                               ----------      ---------

     Total stockholders' equity before treasury stock.......................     45,016          64,351

Treasury stock..............................................................    (32,955)        (32,955)
                                                                               ----------      ----------
     Total stockholders' equity.............................................     12,061          31,396
                                                                               ----------      ----------

     Total liabilities, redeemable preferred stock and
             stockholders' equity...........................................   $499,346        $555,284
                                                                               ==========      ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                         Three Months                Nine Months
                                                      Ended September 30,        Ended September 30,
                                                      2001          2000          2001         2000
                                                   ----------    ----------     ----------   ---------

Net sales.......................................   $  43,026     $  73,461      $131,630     $167,690

Cost of sales...................................      23,188        38,915        69,914       85,592
                                                   ----------    ----------     ----------   ---------
Gross profit....................................      19,838        34,546        61,716       82,098
                                                   ----------    ----------     ----------   ---------

Operating expenses:
     Selling, general and administrative........      12,629        24,100        38,344       64,235
     Pre-acquisition litigation charge..........       ----          ----          3,000        ----
     Depreciation and amortization..............       2,179         4,946         3,982       12,043
     Amortization of goodwill and other
        intangibles.............................       5,940         6,020        17,782       18,002
                                                   ----------    ----------     ----------   ---------

Total operating expenses........................      20,748        35,066        63,108       94,280
                                                   ----------    ----------     ----------   ---------
Operating loss..................................        (910)         (520)       (1,392)     (12,182)

Interest expense, net...........................       7,162         7,718        22,789       22,134
                                                   ----------    ----------     ----------   ---------
Loss before provision for income taxes,
     equity in net loss of joint venture
     and extraordinary gain.....................      (8,072)       (8,238)      (24,181)     (34,316)

Income tax provision............................       6,584           958         6,389        1,851
                                                   -----------   ----------     ----------   ---------
Loss before equity in net loss of joint
     venture and extraordinary gain.............     (14,656)       (9,196)      (30,570)     (36,167)

Equity in net loss of joint venture.............         (92)         ----          (270)        (263)
                                                   -----------    ----------    -----------  ----------
Loss before extraordinary gain..................     (14,748)       (9,196)      (30,840)     (36,430)

Extraordinary gain, net of income tax
      provision of $9,686.......................      13,645          ----        13,645         ----
                                                   -----------    ----------     ----------  ----------
Net loss........................................      (1,103)       (9,196)      (17,195)     (36,430)

Less: preferred dividend requirement............       4,006         3,886        11,957       11,431
                                                   ----------     ---------     ----------   ---------
Net loss attributable to common stock...........     ($5,109)     ($13,082)     ($29,152)    ($47,861)
                                                   ----------     ---------     ----------   ---------

Basic and dilutive earnings per share:
of common stock
     Loss before extraordinary gain less
        preferred dividend requirement..........      ($0.54)       ($0.39)       ($1.25)      ($1.42)
     Extrordinary gain, net of income tax
        provision...............................        0.39          ----          0.40         ----
                                                   ----------     ---------     ----------  ----------
     Net loss..................................       ($0.15)       ($0.39)       ($0.85)      ($1.42)
                                                   ----------     ---------     ----------  ----------
Weighted average number of basic and diluted
     shares outstanding.........................      34,529        33,696        34,173       33,661
                                                   ----------     ---------     ----------  ----------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                           Nine Months
                                                       Ended September 30,
                                                       2001       2000
                                                   ---------     -----------

Cash flows from operating activities:

     Net loss..................................    ($ 17,195)     ($36,430)
                                                   ---------     -----------
Adjustments  to  reconcile  net loss to net
     cash  provided  by (used in)operating
        activities:
     Depreciation and amortization.............       21,764        30,046
     Compensatory stock issued.................        ----            500
     Deferred financing costs..................        1,053         1,040
     Extraordinary net of income tax
        provision..............................      (13,645)         ----
Deferred income taxes..........................        5,301          ----
Equity in net loss of joint venture............          270           263
        Change in assets and liabilities:
     Decrease in accounts receivable...........        8,960         5,386
     Decrease (increase) in inventories........       17,553       (12,679)
     Increase in prepaid expenses and other....      (10,339)       (8,888)
     Decrease (increase) in deferred charges and         806        (3,096)
        other assets..........
     Decrease in accounts payable..............       (8,371)       (2,435)
     Increase in accrued expenses and other....        3,665         1,171
                                                   -----------   -----------
            Total adjustments..................       27,017        11,308
                                                   -----------   -----------
Net cash provided by (used in) operating               9,822       (25,122)
     activities.............................       -----------   -----------
Cash flows from investing activities:

     Increase in restricted cash...............       (3,000)         ----
     Advances from joint venture...............          957          ----
     Payment of administrative claims, net.....       (2,236)       (1,685)
     Purchases of molds, tools and equipment...       (4,167)       (6,092)
     Expenditures for product and package
        design costs...........................       (2,152)       (4,980)
     Other investments.........................         (516)          (11)

Net cash used in investing activities..........      (11,114)      (12,768)
                                                   -----------   -----------
Cash flows from financing activities:

     Stock purchase warrants exercised.........            1             5
     Purchase of senior notes..................       (6,701)         ----
     Employee stock options exercised..........         ----           381
                                                   ----------    ----------
Net cash (used in) provided by financing              (6,700)          386
     activities................................    ----------    ----------
Net decrease in cash and cash equivalents......       (7,992)      (37,504)

Cash and cash equivalents, at beginning
     of period.................................       22,803        64,814
                                                   -----------   -----------
Cash and cash equivalents, at end of period....    $  14,811      $ 27,310
                                                   -----------   -----------
Supplemental disclosures of cash flow
information

     Interest paid.............................    $  15,310      $ 15,348
     Income taxes, net paid....................          239           208
Non-cash operating and financing activities
     Receipt of $39.2 million in senior notes
     in satisfaction of licensing fees ........    $  20,000      $   ----
     Preferred stock dividends.................       11,957        11,431


    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2001 are not necessarily indicative of those for the full year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with current year's presentation. For further information on the Company's historical financial results, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company recorded $5.9 million and $17.8 million of goodwill amortization during the three months and nine months ended September 30, 2001, respectively. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     On August 1, 2001, the FASB issued SFAS No. 144, "Accounting For Impairment of Long Lived Assets". The company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

                            MARVEL ENTERPRISES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS STATEMENTS
                                   (unaudited)

3.      DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                    Sept. 30,      Dec. 31,
                                                      2001           2001
                                                   ----------     ----------

                                   Description

Accounts receivable, net:
   Accounts receivable.........................    $  40,047      $  63,171
   Less allowances for:
       Doubtful accounts.......................       (2,235)        (4,542)
       Advertising, markdowns, returns, volume
       discounts and other.....................       (7,536)       (19,393)
                                                   ----------     ----------
     Total                                         $  30,276      $  39,236
                                                   ==========     ==========
Inventories, net:
   Toys:
     Finished goods............................    $  14,937      $  31,026
     Component parts, raw materials and
         work-in-process.......................        5,029          8,001
                                                   ----------     ----------
     Total Toys................................       19,966         39,027
                                                   ----------     ----------
   Publishing:
     Finished goods............................        1,232            298
     Component parts, raw materials and
         work-in-process.......................        4,029          3,455
                                                   ----------     ----------
     Total Publishing..........................        5,261          3,753
                                                   ----------     ----------
         Total................................     $  25,227       $ 42,780
                                                   ==========     ==========

Molds, tools and equipment, net:

   Molds, tools and equipment..................    $  33,485       $ 31,060
   Office equipment and other..................       11,905         10,163
   Less accumulated depreciation and
          amortization.........................      (36,225)       (34,218)
                                                   ----------     ----------
     Total.....................................    $   9,165       $  7,005
                                                   ==========     ==========

Product and package design costs, net:

   Product design costs........................    $  14,513       $ 13,065
   Package design costs........................        6,952          6,248
   Less accumulated amortization...............      (19,684)       (17,710)
                                                   ----------     ----------
      Total.....................................   $   1,781       $  1,603
                                                   ==========     ==========

Goodwill and other intangibles, net:

   Goodwill....................................    $ 454,696       $469,683
   Patents and other intangibles...............        4,448          3,933
   Less accumulated amortization...............      (75,815)       (58,034)
                                                   ----------     ----------
     Total.....................................    $ 383,329      $ 415,582
                                                   ==========     ==========

Accrued expenses and other:
   Accrued advertising costs...................    $      75      $   6,802
   Accrued royalties...........................        4,275          6,064
   Inventory purchases.........................        5,403          3,630
   Income taxes payable........................        4,369          5,070
   Other accrued expenses......................       26,019         15,640
                                                   ----------     ----------
      Total....................................    $  40,141      $  37,206
                                                   ==========     ==========

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

     On October 5, 2001, the Company terminated its Revolving Credit Facility with Citibank N.A., and replaced $12.4 million of letters of credit outstanding under the Citibank facility with letters of credit guaranteed by Object Trading Corp., a corporation wholly-owned by Isaac Perlmutter, a director and major shareholder of the Company. The $3.4 million letter of credit issued in connection with the appeal in the MacAndrews & Forbes litigation (see Note 8) was also guaranteed by Object Trading. The Company has granted to Object Trading a first security interest in the same assets that were granted as security under the Citibank agreement. The Company is currently negotiating a new credit facility with a bank. No assurance can be given that the Company will be able to successfully enter into such a credit facility.

5.      EARLY RETIREMENT OF DEBT AND LICENSE AGREEMENT

     During the quarter ended September 30, 2001, the Company received $39.2 million in principal amount of its Senior Notes in satisfaction of $20.0 million of licensing fees in connection with a licensing agreement with Toy Biz Worldwide, Ltd. ("TBW") an unrelated company, for the sale and manufacture of toy action figures and accessories of all Marvel characters other than those based upon the upcoming Spider-Man movie. The fair value of these notes was $20.0 million, including $0.3 million in accrued interest. As a result of this transaction, the Company reported an extraordinary gain of $10.6 million, net of write-offs of deferred financing costs of $1.3 million and income taxes of $7.6 million in the Condensed Consolidated Statement of Operations. The Company recognized $1.7 million of the $20.0 million licensing fee as of September 30, 2001. The remaining $18.3 million which is included in deferred revenues, $2.9 million in short term liabilities and $15.4 million in long term liabilities, will be recognized over the term of the agreement.

     On September 25, 2001, the Company purchased $12.2 million in principal amount of its Senior Notes for $7.0 million, which included $0.3 million in accrued interest. As a result of this transaction, the Company recorded an extraordinary gain of $3.0 million, net of write-offs of deferred financing costs of $0.4 million and income taxes of $2.1 million in the Condensed Consolidated Statement of Operations.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.      SHARES OUTSTANDING

        The Condensed Consolidated Statements of Operations present operations of the Company for the three months and nine months ended September 30, 2001. During the first nine months of 2001, there were 981,434 conversions of shares of preferred stock into 1,019,704 shares of common stock and 114 shares of common stock were issued upon the exercise of warrants. The total number of shares of common stock outstanding as of September 30, 2001 is 34,722,096 excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangeable preferred stock ("8% Preferred Stock") and no exercise of any warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at September 30, 2001 would have been 55,949,966; assuming conversion of all of the 8% Preferred Stock and exercise of all warrants and employee stock options, the number of shares would have been 73,903,456.

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

     The Toy Biz division designs, develops, markets and distributes both innovative and traditional toys worldwide. The toy products fall into three categories: toys based on the Company's characters, proprietary toys designed and developed by the Company and toys based on properties licensed to the Company by third parties. The Company has been exploring for some time a variety of strategic options to reduce the financial risk and unpredictability associated with its toy business. As part of this strategic repositioning, during the quarter the Company entered into a five and one-half year licensing agreement with an unrelated Hong Kong company, TBW for the sale and manufacture of toy action figures and accessories that feature Marvel characters other than those based upon the upcoming Spider-Man movie. Marvel will earn licensing and other fees under the agreement and will continue to provide certain services for TBW, but has no equity interest in TBW. In order to permit the orderly transition of the Marvel action figure business from the Company to TBW, the company is temporarily acting as the sales and distribution agent for TBW. It is presently anticipated that the transition will be completed by the beginning of fiscal 2002. In addition to overseeing the relationship with TBW, Marvel's Toy Biz division will continue to manage its other lines of business, including the Lord of the Rings toy license and the Spectra (R) line of flying toys.

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Three months ended September 30, 2001
-------------------------------------
                                          Licensing    Publishing      Toys        Corporate       Total
                                         -----------  -----------   -----------   -----------    -----------
                                                                  (in thousands)

Net sales                                 $  5,996     $ 12,829      $ 24,201         ----        43,026
Gross profit                                 5,731        6,519         7,588         ----        19,838
Operating loss (income)                       (752)       2,827            57       (3,042)         (910)
EBITDA(1)                                    4,226        3,622         2,403       (3,042)        7,209


Three months ended September 30, 2000
-------------------------------------
                                          Licensing    Publishing      Toys        Corporate       Total
                                         -----------  -----------   -----------   -----------    -----------
                                                                  (in thousands)

Net sales                                 $  5,768     $ 11,477      $ 56,216          ----      $73,461
Gross profit                                 5,614        5,952        22,980          ----       34,546
Operating (loss) income                       (848)       2,364           175        (2,211)        (520)
EBITDA(1)                                    4,252        3,059         5,346        (2,211)      10,446


Nine months ended September 30, 2001
------------------------------------

                                          Licensing    Publishing      Toys        Corporate       Total
                                         -----------  -----------   -----------   -----------    -----------
                                                                  (in thousands)

Net sales                                 $ 22,663     $ 34,203      $ 74,764          ----      $131,630
Gross profit                                22,106       16,951        22,659          ----        61,716
Pre-acquisition litigation charge            ----         ----          ----         (3,000)       (3,000)
Operating income (loss)                      1,174        6,751           722       (10,039)       (1,392)
 EBITDA(1)                                  16,110        9,136         5,165       (10,039)       20,372


Nine months ended September 30, 2000
------------------------------------
                                          Licensing    Publishing      Toys        Corporate       Total
                                         -----------  -----------   -----------   -----------    -----------
                                                                  (in thousands)

Net sales                                 $ 15,138     $ 32,829      $119,723         ----       $167,690
Gross profit                                14,671       16,253        51,174         ----         82,098
Operating (loss) income                     (7,327)       5,905        (4,749)       (6,011)      (12,182)
EBITDA(1)                                    7,518        8,387         7,969        (6,011)       17,863


(1) "EBITDA" is defined as earnings before extraordinary items, interest expense, income taxes, depreciation and amortization and equity in net loss of joint venture. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

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

        Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon is the rightful owner of the Captain America character. A hearing was held in August 2001 on the Company's motion for summary judgment and the Company is awaiting the judge's decision. If the motion is denied, a trial would then proceed.

     X-Men Litigation In April 2001, Twentieth Century Fox Film Corporation sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc. and Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with the contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which was released in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims and (ii) granted Fox's motion for a preliminary injunction but only as to the defendants' use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and (b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The preliminary injunction will not have a significant effect on the Company's operations. A hearing on Fox's appeal of the District Court's decision was held in August 2001 and the Company is awaiting the Appellate Court's decision.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed and intends to vigorously prosecute an appeal. The Company was required to post a letter of credit in the amount of the judgment plus interest.

     Kimble v. Marvel. In October 2000, a jury trial was held in the United States District Court of Arizona on the remaining claims from an alleged breach of oral contract and a patent infringement claim concerning the Toy Biz Spider-Man Web Blaster TM toy. The patent issues were dismissed prior to trial on summary judgment. The jury awarded Kimble a royalty of 3.5% on past, present and future sales of the abovementioned product. In September 2001, after the Company had filed an appeal, the action was settled.

     Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. The only material litigation remaining involves the claim by the National Hockey League Players Association for amounts based upon guaranteed royalties allegedly due under license agreements relating to trading cards. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows, although there can be no assurances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the Company's need for additional financing, (ii) the Company's potential inability to successfully implement its business strategy, (iii) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues from products based on those characters, (iv) the lack of commercial success of properties owned by major entertainment companies that have granted the Company toy licenses, (v) the lack of consumer acceptance of new product introductions,
(vi) the imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China, (vii) changing consumer preferences, (viii) production delays or shortfalls, (ix) continued pressure by certain of the Company's major retail customers to significantly reduce their toy inventory levels, (x) the impact of competition and changes to the competitive environment on the Company's products and services, (xi) the ability of the Company's licensees to successfully market and sell the licensed products, (xii) changes in technology, (xiii) changes in governmental regulation, and (xiv) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     The Toy Biz division designs, develops, markets and distributes both innovative and traditional toys worldwide. The toy products fall into three categories: toys based on the Company's characters, proprietary toys designed and developed by the Company and toys based on properties licensed to the Company by third parties. The Company has been exploring for some time a variety of strategic options to reduce the financial risk and unpredictability associated with its toy business. As part of this strategic repositioning, during the quarter the Company entered into a five and one-half year licensing agreement with an unrelated Hong Kong company, TBW, for the sale and manufacture of toy action figures and accessories that feature Marvel characters other than those based upon the upcoming Spider-Man movie. Marvel will earn licensing and other fees under the agreement and will continue to provide certain services for TBW. In order to permit the orderly transition of the Marvel action figure business from the Company to TBW, the company is temporarily acting as the sales and distribution agent for TBW. It is presently anticipated that the transition will be completed by the beginning of fiscal 2002. In addition to overseeing the relationship, Marvel's Toy Biz division will continue to manage its other lines of business, including the Lord of the Rings toy license and the Spectra (R) line of flying toys.

     The Corporate division monitors the three operating divisions, manages external debt and equity holders, outlines business strategy and generally conducts the corporate governance functions of the Company.

Results of Operations

Three months ended September 30, 2001 compared with the three months ended September 30, 2000

     The Company's net sales decreased 41% to approximately $43.0 million for the three months ended September 30, 2001 from approximately $73.5 million in the corresponding 2000 period. The decrease came from the Toy Biz division and was primarily due to a decline in sales of Marvel related action figures and accessories as a result of the licensing agreement with Toy Biz Worldwide, Ltd. In addition, the decrease can be attributed to the decline in sales of dolls and games, which is a direct result of the Company's decision in the first quarter of 2001 to withdraw from high risk toy categories that are advertising intensive. This was partially offset by increases in sales in the feature plush category with Puppy and Kitty Magic as well as a new line of toys associated with the motion picture "The Lord of the Rings".

     Gross profit decreased 43% to approximately $19.8 million in the three months ended September 30, 2001 from approximately $34.5 million in the corresponding 2000 period. The decrease was due primarily to a decline in gross profit from the Toy Biz division of approximately $15.4 million. Gross profit as a percentage of net sales decreased slightly to approximately 46% in the 2001 period from approximately 47% in the 2000 period. The Licensing and Publishing divisions produced gross margins of approximately 96% and 51%, respectively. The gross profit margin for the Toy Biz division decreased to 31% in the 2001 period from 41% in the 2000 period due primarily to the licensing out of higher margin Marvel related action figures and accessories to Toy Biz Worldwide, Ltd. as well as a higher percentage of close-out sales.

     Selling, general and administrative expenses decreased 48% to approximately $12.6 million or approximately 29% of net sales in the three months ended September 30, 2001 from approximately $24.1 million or approximately 33% of net sales in the three months ended September 30, 2000. The decrease was primarily due to reduced spending for advertising and royalties on high-risk toy categories as well as reduced payroll expenses in the Toy Biz division. Expenses for the Toy Biz division decreased approximately 71% to $5.2 million in the three months ended September 30, 2001 from approximately $17.6 million in the corresponding 2000 period.

     Amortization of goodwill and other intangibles as well as depreciation of fixed assets decreased to approximately $8.1 million in the quarter ended September 30, 2001 from approximately $11.0 million in the corresponding quarter of 2000 due to accellerated writeoffs of tooling and product and package design and development for discontinued toy lines in the fourth quarter of 2000.

     Net interest expense decreased approximately $0.5 million to $7.2 million in the three months ended September 30, 2001 as compared to $7.7 million in the corresponding 2000 period primarily due to the early retirement of debt. Net interest expense consisted of approximately $7.3 million in interest and deferred financing costs attributable to the Senior Notes, offset by approximately $0.1 million in interest and other income.

     In the three months ending September 30, 2001, the Company reported an extraordinary gain of $13.6 million, net of write-offs of deferred financing costs of $1.7 million and income taxes of $9.7 million. This gain was a result of two transactions, one being the receipt of $39.2 million in principal amount of its senior notes in satisfaction of $20.0 million of licensing fees in accordance with a licensing agreement with Toy Biz Worldwide, Ltd. an unrelated company, for the sale and manufacture of toy action figures and accessories of certain Marvel characters other than those based upon the upcoming Spider-Man movie. The fair value of these notes was $20.0 million, including $0.3 million in accrued interest. The Company recognized $1.7 million of the $20.0 million licensing fee as of September 30, 2001. The remaining $18.3 million which is included in deferred revenues, $2.9 million in short term liabilities and $15.4 million in long term liabilities, will be recognized over the term of the agreement. The second transaction was the purchase of $12.2 million in principal amount of its senior notes for $7.0 million, which included $0.3 million in accrued interest.

     The Company's effective tax rate for the three months ended September 30, 2001 was higher than the statutory rate due primarily to tax benefits not being provided as well as the utilization of pre-acquisition Net Operating Loss carryforwards ("NOLs"). Benefit was not provided as the utilization of tax losses is uncertain. The Company estimates its NOLs to be $150.3 million at September 30, 2001 of which $58.1 million relates to the acquisition of MEG. Benefits from these acquired NOLs, when realized, result in a reduction in goodwill in the period realized.

Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

     The Company's net sales decreased 22% to approximately $131.6 million for the nine months ended September 30, 2001 from approximately $167.7 million in the corresponding 2000 period. The decrease was due primarily to a decline in toy sales, specifically Pokemon marbles, dolls, games, WCW products and Marvel related action figures and accessories as a result of the licensing agreement with Toy Biz Worldwide, Ltd. This was partially offset by a 50% increase in net sales from the Licensing division which was primarily due to the execution of several domestic licenses for the video game and collectible markets, as well as a growing number of studio deals for movie, television and home video projects.

     Gross profit decreased 25% to approximately $61.7 million in the nine months ended September 30, 2001 from approximately $82.1 million in the corresponding 2000 period. The decrease was due to a reduction in gross margin from the Toy Biz division of $28.5 million, which was partially offset by an increase in gross margin from the Licensing division of $7.4 million, which was primarily due to an increase in the number of licenses secured worldwide as well as the number of film and television studio deals signed versus the corresponding 2000 period. Gross profit as a percentage of net sales decreased to approximately 47% in the 2001 period from approximately 49% in the 2000 period. The Licensing and Publishing divisions produced gross margins of approximately 98% and 50%, respectively. The gross profit margin for the Toy Biz division decreased to 30% in the 2001 period from 43% in the 2000 period due primarily to the licensing out of higher margin Marvel related action figures and accessories to Toy Biz Worldwide, Ltd. as well as a higher percentage of close-out sales.

     Selling, general, administrative expenses and pre-acquisition litigation charge decreased 36% to approximately $41.3 million or approximately 31% of net sales in the nine months ended September 30, 2001 from approximately $64.2 million or approximately 38% of net sales in the nine months ended September 30, 2000. The decrease was primarily due to reduced spending for advertising and royalties on high-risk toy categories as well as other selling and payroll expenses which was one of the strategic initiatives taken by management at the beginning of 2001. Expenses for the Toy Biz division decreased approximately 60% to $17.5 million in the nine months ended September 30, 2001 from approximately $43.2 million in the corresponding 2000 period. This decrease was partially offset by a pre-acquisition litigation charge of $3.0 million to the Corporate division relating to a breach of contract action as well as the legal fees associated with that action. See "Note 8, Contingencies".

     Amortization of goodwill and other intangibles as well as depreciation of fixed assets decreased to approximately $21.8 million in the nine months ended September 30, 2001 from approximately $30.0 million in the corresponding period in 2000 due to accelerated write-offs of tooling and product and package design and development for discontinued toy lines in the fourth quarter of 2000.

     Net interest expense increased approximately $0.7 million to $22.8 million in the nine months ended September 30, 2001 as compared to $22.1 million in the corresponding 2000 period primarily due to the early retirement of debt. Net interest expense consisted of approximately $23.4 million in interest and deferred financing costs attributable to the senior notes, offset by approximately $0.6 million in interest and other income.

     In the nine months ending September 30, 2001, the Company reported an extraordinary gain of $13.6 million, net of write-offs of deferred financing costs of $1.7 million and income taxes of $9.7 million. This gain was a result of two transactions, one being the receipt of $39.2 million in principal amount of its senior notes in satisfaction of $20.0 million of licensing fees in accordance with a licensing agreement with Toy Biz Worldwide, Ltd. an unrelated company, for the sale and manufacture of toy action figures and accessories of certain Marvel characters other than those based upon the upcoming Spider-Man movie. The fair value of these notes was $20.0 million, including $0.3 million in accrued interest. The Company recognized $1.7 million of the $20.0 million licensing fee as of September 30, 2001. The remaining $18.3 million which is included in deferred revenues, $2.9 million in short term liabilities and $15.4 million in long term liabilities, will be recognized over the term of the agreement. The second transaction was the purchase of $12.2 million in principal amount of its senior notes for $7.0 million, which included $0.3 million in accrued interest.

     The Company's effective tax rate for the nine months ended September 30, 2001 was higher than the statutory rate due primarily to tax benefits not being provided as well as the utilization of pre-acquisition Net Operating Loss carryforwards ("NOLs"). Benefit was not provided as the utilization of tax losses is uncertain. The Company estimates its NOLs to be $150.3 million at September 30, 2001 of which $58.1 million relates to the acquisition of MEG. Benefits from these acquired NOLs, when realized, result in a reduction in goodwill in the period realized.

Liquidity  and  Capital  Resources

     Net cash provided by operating activities was approximately $9.8 million in the first nine months of 2001, while net cash used in operating activities was approximately $25.1 million in the first nine months of 2000.

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

     On October 5, 2001, the Company terminated its Revolving Credit Facility with Citibank N.A., and replaced the $17.5 million of letters of credit outstanding under the Citibank facility with letters of credit issued by Object Trading Corp., a corporation wholly-owned by Isaac Perlmutter, a director and major shareholder of the Company. The Company has granted to Object Trading a first security interest in the same assets that were granted as security under the Citibank agreement. The Company is currently negotiating a new credit facility with a bank. No assurance can be given that the Company will be able to successfully enter into such a credit facility.

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

        Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon is the rightful owner of the Captain America character. A hearing was held in August 2001 on the Company's motion for summary judgment and the Company is awaiting the judge's decision. If the motion is denied, a trial would then proceed.

     X-Men Litigation In April 2001, Twentieth Century Fox Film Corporation sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc. and Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with the contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which was released in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims and (ii) granted Fox's motion for a preliminary injunction but only as to the defendants' use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and (b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film, The preliminary injunction will not have a significant effect on the Company's operations. A hearing on Fox's appeal of the District Court's decision was held in August 2001 and the Company is awaiting the Appellate Court's decision.

        MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed and intends to vigorously prosecute an appeal. The Company was required to post a letter of credit in the amount of the judgment plus interest.

        Kimble v. Marvel. In October 2000, a jury trial was held in the United States District Court of Arizona on the remaining claims from an alleged breach of oral contract and a patent infringement claim concerning the Toy Biz Spider-Man Web Blaster TM toy. The patent issues were dismissed prior to trial on summary judgment . The jury awarded Kimble a royalty of 3.5% on past, present and future sales of the abovementioned product. In September 2001, after the Company had filed an appeal, the action was settled.

        Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. The only material litigation remaining involves the claim by the National Hockey League Players Association for amounts based upon guaranteed royalties allegedly due under license agreements relating to trading cards. While the amounts claimed are material to the Company's financial position, the Company believes that the ultimate resolution of these matters will not be material to the Company's financial condition, results of operations or cash flows, although there can be no assurances.

Item 2.      Exhibits and Reports on Form 8-K.

  a)         Exhibits. See the Exhibits Index immediately below.

Exhibits No. 10.1  Agreement  dated August 23, 2001 between  Object Trading Corp and the Company relating to the issuance of letters of credit on behalf of the Company.


Exhibit 12 Statement re: Computation of Ratios dated as of September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     `                                  MARVEL ENTERPRISES, INC.
                                        (Registrant)

Dated: November 14, 2001                By: /s/ F. Peter Cuneo


                                        F. Peter Cuneo
                                        Chief Executive Officer