Form 10-K
period 2001-12-31
MARVEL ENTERPRISES INC
filed 2002-04-03
CIK 933730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from -------to ---------
                           Commission File No. 1-13638

                            MARVEL ENTERPRISES, INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)
                        (formerly known as Toy Biz, Inc.)

         Delaware                               13-3711775
  -----------------------               -------------------------------------
        (State of incorporation)         I.R.S. employer identification number)

                               10 East 40th Street
                            New York, New York 10016
                   -----------------------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 576-4000

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

                            12% Senior Notes due 2009

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 22, 2002 was $142,779,467 based on a price of $8.35 per share, the closing sales price for the Registrant's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of March 22, 2002, there were 34,866,054 outstanding shares of the Registrant's Common Stock.

                        DOCUMENTS INCORPORATED BY REFERENCE
 None.



                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----

PART I

ITEM 1.         BUSINESS.................................................. 1
ITEM 2.         PROPERTIES................................................ 8
ITEM 3.         LEGAL PROCEEDINGS......................................... 9
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 9

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.............................. 10
ITEM 6.         SELECTED FINANCIAL DATA.................................. 10
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS...............11
ITEM 7 A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK................................ 20
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............21
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE.............. 21

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....... 21
ITEM 11.        EXECUTIVE COMPENSATION................................... 24
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT....................................31
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............33

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                        ON FORM 8-K.......................................36

SIGNATURES............................................................... 40


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K Annual Report. When used in this Form 10-K, the words "intend", "estimate", believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the Company:

o    Potential inability to successfully implement business strategy.

o A decrease in the level of media exposure or popularity of our characters resulting in declining revenues from products based on those characters. If movies or television programs based upon Marvel characters which are scheduled to be released are not successful or the timing of releases and the decisions to proceed with feature films and television series based upon Marvel characters are delayed or cancelled, the ability to obtain new licenses for motion pictures or televisions shows may be substantially diminished.

o    The continued financial stability of major licensees of the Company

o The lack of commercial success of properties owned by major entertainment companies that have granted us toy licenses.

o The imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China. A large number of Marvel's toy products are manufactured in China, which subjects us to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. Our ability to obtain products from our Chinese manufacturers is dependent upon the United States' trade relationship with China. The imposition of trade sanctions on China could result in significant supply disruptions or higher merchandise costs to us. We might not be able to find alternate sources of manufacturing outside China on acceptable terms even if we want or need to. Our inability to find those alternate sources could have a material adverse effect on us.

o Changing consumer preferences. Our new and existing toy products are subject to changing consumer preferences. Most of our toy products can be successfully marketed for only a limited period. In particular, toys based on feature films are in general successfully marketed for only a year or two following the film's release. Existing product lines might not retain their current popularity or new products developed by us might not meet with the same success as our current products. We might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy is to make toys based on the anticipated success of feature film releases and TV show broadcasts. If these releases and broadcasts are not successful, we may not be able to sell these toys profitably, if at all.

o Production delays or shortfalls, continued concentration of toy retailers and pressure by certain of our major retail customers to significantly reduce their toy inventory levels. The retail toy business is highly concentrated. The five largest customers for our toy products accounted in the aggregate for approximately 56% of our total toy sales in 2001. An adverse change in, or termination of, our relationship with one or more of our major customers could have a material adverse effect on us. Each of our five top toy customers also uses, to some extent, inventory management systems which shift a portion of retailers' inventory risk onto us. Our production of excess products to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us on even our most popular items. If we fail to anticipate a high demand for our products, however, we face the risk that we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, particularly during the Christmas season, and may consequently lose sales.

o The impact of competition and changes to the competitive environment on our products and services.

o A decrease in cash flow effecting the Company's ability to pay the outstanding indebtedness.

o Other factors detailed from time to time in our filings with the Securities and Exchange Commission.

     These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                    PART I


ITEM 1.      BUSINESS

     Unless the context otherwise requires: (i) the term the "Company" and the term "Marvel" each refer to Marvel Enterprises, Inc. (formerly Toy Biz, Inc.), a Delaware corporation, and its subsidiaries; (ii) the term "MEG" refers to Marvel Entertainment Group, Inc., a Delaware corporation, and its subsidiaries, prior to the consummation of the Merger, as defined below, and its emergence from bankruptcy; (iii) the term "Toy Biz, Inc." refers to the Company prior to the consummation of the Merger; (iv) the term "Marvel Licensing" refers to the Marvel Licensing business division of the Company; (v) the term "Marvel Publishing" refers to the Marvel Publishing business division of the Company; and (vi) the term "Toy Biz" refers to the Toy Biz business division of the Company. Unless otherwise indicated, the statement of operations data and statement of cash flows data included in this Report do not include (i) Fleer Corp., Frank H. Fleer Corp. and SkyBox International Inc. (each a wholly-owned subsidiary of the Company), substantially all of the assets of which the Company sold on February 11, 1999 (the "Fleer Sale"), or (ii) Panini SpA ("Panini"), which the Company sold on October 5, 1999. Certain of the characters and properties referred to in this Report are subject to copyright and/or trademark protection.

Background

     On October 1, 1998, the Company acquired MEG by means of a merger between MEG and the Company's wholly-owned subsidiary MEG Acquisition Corp. (the "Merger"). Upon consummation of the Merger, the Company changed its name from "Toy Biz, Inc." to "Marvel Enterprises, Inc." The Merger was part of the Fourth Amended Joint Plan of Reorganization (the "Plan") for MEG that was confirmed by the United States District Court for the District of Delaware, which had jurisdiction of MEG's chapter 11 case. MEG's chapter 11 case had begun in December 1996 with MEG's filing of a voluntary petition for bankruptcy protection. Prior to the reorganization, MEG was a principal stockholder of Toy Biz, Inc. See "The Reorganization."

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

Marvel Licensing

     Marvel Licensing licenses the Company's characters for use in a wide variety of consumer products, including toy merchandise and non-toy merchandise. Marvel Licensing also receives fees from the sale of licenses to a variety of media, including television programs, feature films, destination-based entertainment, and on-line media.

     The following are examples of media exposure and licensing opportunities that Marvel Licensing has generated for the Company's characters:

     Television Programs

     Marvel Licensing licenses the Company's characters for use in popular television programs, including Spider-Man, which has appeared on the Fox Kids Television Network (now ABC Family Channel) since 1994, and X-Men, which has also aired since 1992. In addition, The Incredible Hulk, Fantastic Four, Iron Man and Silver Surfer have aired on syndicated television from time to time in the past. In 2000, Marvel Licensing began production of X-Men Evolution, a half-hour animated show. This is distributed by Warner Brothers and currently appears on the Kids WB Network and foreign television stations. In 2001, the live action show entitled Mutant X began airing on syndicated television. Mutant X are new Marvel characters unrelated to X-Men.

     Feature Films

     Marvel Licensing has licensed the Company's characters for use in major motion pictures. For example, the Company currently has licenses with Sony Pictures to produce a motion picture featuring Spider-Man, Twentieth Century Fox to produce motion pictures featuring X-Men and Fantastic Four, Universal to produce a motion picture featuring The Incredible Hulk scheduled for release in June 2003 and New Regency to produce a motion picture featuring Daredevil which is scheduled for release in March 2003. The X-Men film was released during July 2000 and a sequel is presently scheduled to be released in May 2003 while Spider-Man: The Movie is scheduled to be released in May 2002. Marvel has other outstanding licenses with various other film studios for a number of its other characters. Under these licenses, the Company generally retains control over merchandising rights and revenue is not less than 50% of this movie-based merchandising.

     Destination-Based Entertainment

     Marvel Licensing licenses the Company's characters for use at theme parks,shopping malls, special events and restaurants. For example, Marvel Licensing has licensed the Company's characters for use as part of an attraction at the Universal Studios Theme Park in Orlando, Florida. Universal Studios unveiled "Marvel Super Hero Island" featuring Spider-Man, The Incredible Hulk and a number of the Company's other characters in 1999. Expansion has just been announced with a Spider-Man attraction at the Universal Park in Osaka, Japan.


      On-line Media

     Marvel Licensing has developed an on-line presence for the Company's characters through the Company's "Marvel.com" and related websites, including the introduction of electronic comics and access to the Company's top writers and artists and plans to extend such presence in 2002.

Toy Merchandise

     During 2001, the Company entered into a five and one-half year exclusive licensing agreement with an unrelated Hong Kong company, Toy Biz Worldwide, Ltd ("TBW") for the sale and manufacture of toy action figures and accessories that feature Marvel characters other than those based upon the upcoming Spider-Man movie. TBW is using the Toy Biz name for marketing purposes but Marvel has neither ownership interest in TBW nor any other financial obligations or guarantees. The agreement represented a strategic decision which eliminates much of the risk and investment previously associated with these lines of toys while enabling Marvel to participate in their success through ongoing licensing fees. Toy Biz does product design, marketing and sales for TBW and is reimbursed for these expenses. Additionally, during 2001, the Company sold the rights and inventory to a FCC approved toy component to a company controlled by TBW for $3.5 million.

     Non-Toy Merchandise

     Marvel licenses the Company's characters for use in a wide variety of consumer products, including apparel, interactive games, electronics, stationery, back-to-school, seasonal gifts and novelties, footwear, collectibles and advertising.

Marvel Publishing

        Since 1995, the comic publishing business has declined, along with the number of retailers that carry comic books. The last six months of 2001 have seen a reversal of that trend.

       A significant number of comic specialty stores have left the business, primarily due to a decrease in speculative purchases of both comics and related collectibles (e.g. trading cards). A significant number of outlets that carried comics as part of their magazine merchandise programs have dropped the product due to an overall reduction in comic book readership. Management believes that this loss of readers was the direct result of a long-term, industry-wide decline in the readability and quality of comic book stories. Continuing the initiative that began in 2000, the Company strives to improve our editorial process and comic book content. Management believes these initiatives have contributed to an increase of market share for 2001.

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

     Comic Book Editorial Process

     Marvel Publishing's full-time editorial staff consists of an editor-in-chief, managing editor and approximately 17 editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate, over a six to nine month period, the activities of a writer, a pencil artist, an inker, a colorist and a printer. The majority of this work is performed by third parties outside of Marvel Publishing's premises.

     The artists and writers include freelancers who generally are paid on a per-page basis. They are eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the comic books in which their work appears. In 2001, Marvel cut back on the number of expensive, exclusive agreements with writers and artists while establishing new relationships with some of the industry's hottest creators, as well as recruiting from outside the industry.

     The creative process is a team effort led by a Marvel editor. A writer develops the story line; a pencil-artist works with the writer to translate the story into a pictorial sequence of events; an inker enhances the pencil artist's work; a letterer typesets balloons and captions; and a computer artist colors the pages. In 2001, Marvel eliminated the costly and inefficient process of hand-coloring books in favor of higher quality, less expensive, computer coloring. These freelance creators and the printer/binders for Marvel comic books are unaffiliated third parties

     Customers, Marketing and Distribution

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

     Marvel Publishing's comic book publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the "direct market"), (ii) to traditional retail outlets on a returnable basis (the "retail returnable market"), and (iii) on a subscription sales basis.

     In 2001, Marvel launched the Max Imprint. Geared towards readers over the age of 18 with more mature tastes, these books immediately rose to the top of the Mature Readers Category and received critical acclaim.

     For the years ended December 31, 1999, 2000 and 2001, approximately 80%, 77%, and 80%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the direct market. Marvel Publishing distributes its publications through an unaffiliated entity which, in turn, services specialty market retailers and direct market comic book shops.

    In 2001, Marvel continued its historical policy of printing to order for the direct market, thus eliminated the cost of printing and marketing excess inventory. The revived collector interest in Marvel has increased consumer traffic in the direct market. The revived interest has been instrumental in not only stimulating market growth but also increasing sales in Marvel's trade paperback collections. Trade paperbacks are compilations of previously printed material collected to tell a "complete" story. As monthly periodicals continued to sell out in 2001, Marvel experienced an increase in demand for the compilations permitting the Company to achieve a leadership role in the category of trade.

     For the years ended December 31, 1999, 2000 and 2001, approximately 9%, 8% and 8%, respectively, of Marvel Publishing's net publishing revenues were derived from sales to the retail returnable market. The retail returnable market consists of traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandise and national bookstore chains. The distributors sell Marvel Publishing's publications to wholesalers, who in turn sell to the retail outlets. Management issues credit to these distributors for unsold and returned copies. In 2001, distribution to national bookstore chains was consolidated with direct market distribution resulting in a significant cost savings.

     For the years ended December 31, 1999, 2000 and 2001, approximately 2%, 2% and 3%, respectively, of Marvel Publishing's net publishing revenues were derived from subscription sales.

     For the years ended December 31, 1999, 2000 and 2001, approximately 9%, 13% and 9%, respectively, of Marvel Publishing's net publishing revenues were derived from advertising sales and other publishing activities. In most of Marvel Publishing's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. Marvel Publishing permits advertisers to advertise in a broad range of Marvel Publishing's comic book publications which target specific groups of titles that have a younger or older readership.

Toy Biz

     Toy Biz designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's primary products are based upon Spider-Man: The Movie and the movie trilogy Lord of the Rings. Toy Biz also does the design, development, marketing and sales services for TBW for which it was reimbursed by TBW for its direct costs. The Spectra Star division of Toy Biz designs, produces and sells kites in both the mass market stores and specialty hobby shops.

     The toy industry is a highly competitive environment in which large mass market toy retailers dominate the industry and feature a large selection of toys. In recent years, entertainment conglomerates, through films, television shows, video games, the internet and print products, have emerged as important content providers for toy manufacturers. In addition, continued consolidation among discount-oriented retailers can be expected to require toy companies to keep prices low and to implement and maintain production and inventory control methods permitting them to respond quickly to changes in demand. In addition to the competitive pressures placed on manufacturers and distributors, the toy industry is subject to changing consumer preferences and significant seasonal patterns in sales.

     Due to an uncertainty of the toy industry and the fact that retailers continue to work down excess inventories of declining brands, management has taken several initiatives to restructure Toy Biz and position it for improved financial and operating performance. These initiatives, which include previously announced staffing reductions, the elimination of certain high risk product categories and lines, shifting the emphasis of its business to direct import and the licensing agreement with TBW.

     Products

     While Toy Biz has historically marketed a variety of toy products designed for children of different age groups, its current product strategy is to focus sales primarily on toys based on the characters in Spider-Man: The Movie and Lord of the Rings, and continue with the Spectra Star kite business. In 2001, approximately 75% of the Company's net toy sales were generated from products not based on the Marvel characters.

      Boys' Products. Toy Biz's products are primarily aimed for boys ages 4-12. In 2001, Toy Biz developed a line of action figures, accessories and role play items based upon the Lord of the Rings movie trilogy produced by New Line Cinema (a division of AOL/Time Warner). The first picture was released in December 2001 with the second film scheduled for release during Holiday 2002 and the third film released during Holiday 2003. In addition, Toy Biz developed a line of action figures, accessories and role play items based on the characters in the upcoming Spider-Man: The Movie which is scheduled to be released in May 2002.

     Design and Development

     Toy Biz maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twelve months, depending on product complexity.

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

     Customers, Marketing and Distribution

     Toy Biz markets and distributes its products in the United States and internationally, with sales to customers in the United States accounting for approximately 85%, 72% and 77% of the Company's net toy sales in 1999, 2000 and 2001, respectively.

     Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. Toy Biz's five largest customers include Toys 'R' Us, Inc., Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Target Corp., and Kay-Bee Toy Stores, which accounted in the aggregate for approximately 70%, 60% and 56% of the Company's total toy sales in 1999, 2000 and 2001, respectively. Our customer base for toys is concentrated.

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

     Toy Biz's products are sold outside the United States through independent distributors by the Company's Hong Kong subsidiary, under supervision of Toy Biz's management. Toy Biz's international product line generally includes products currently or previously offered in the United States and are packaged to meet local regulatory and marketing requirements.

     Toy Biz utilizes an independent public warehouse in the Seattle, Washington area, for storage of its products.

Intellectual Property

     The Company believes that its library of proprietary characters as well as its "Marvel" trade name represent its most valuable assets and that its library could not be easily replicated. The Company currently conducts an active program of maintaining and protecting its intellectual property rights in the United
States and in approximately 55 foreign countries. The Company's principal trademarks have been registered in the United States, certain of the countries in Western Europe and Latin America, Asia including many Pacific Rim countries, Middle East and Africa. While the Company has registered its intellectual property in these countries, and expects that its rights will be protected in these countries, certain other countries do not have intellectual property laws that protect United States holders of intellectual property and there can be no assurance that the Company's rights will not be violated or its characters "pirated" in these countries.

Advertising

     Although a portion of the Company's advertising budget for its toy products is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates a majority of its advertising budget for its toy products to television promotion. The Company advertises on national television and purchases advertising spots on a local basis. Management believes that television programs underlying the Company's toy product lines increases exposure and awareness. However, since dolls and games, two product lines that required a substantial advertising commitment, were eliminated, the Company has decided to reserve its advertising dollars for its core product lines, action figures and accessories, which produce higher profit margins.

     The Company currently engages Tangible Media, Inc. ("Tangible Media"), an affiliate of Isaac Perlmutter, to purchase certain of its advertising. Mr. Perlmutter is an employee, director and the Company's largest stockholder as well as Vice-Chairman of the Board of Directors. The Company retains the services of a media consulting agency for advice on matters of advertising creativity.

Competition

     The industries in which the Company competes are highly competitive.

     Marvel Licensing competes with a diverse range of entities which own intellectual property rights in characters. These include D.C. Comics (which is owned by AOL Time Warner, Inc.), The Walt Disney Company and other entertainment-related entities. Many of these competitors have greater financial and other resources than the Company.

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

     Toy Biz competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Inc., Mattel Inc., Playmates, Inc. and Bandai, Co., Ltd., and Toy Biz considers Toy Max International and Ohio Art Co. to be among its competitors as well. Many of these competitors have greater financial and other resources than the Company. The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games. Management believes that strong character and product licenses, the industry reputation and ability of its senior management, the quality of its products and its overhead and operational controls have enabled Toy Biz to compete successfully.

Employees

     As of December 31, 2001, the Company employed approximately 500 persons (including operations in Hong Kong and Mexico). The Company also contracts for creative work on an as-needed basis with approximately 500 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

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

The Reorganization

     On December 27, 1996, MEG and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Plan proposed by Toy Biz, Inc. and certain secured creditors of MEG in the Bankruptcy Case was confirmed by the United States District Court for the District of Delaware, which has assumed jurisdiction over the Bankruptcy Case, and in connection with that confirmation, all appeals relating to consummation of the Plan were withdrawn by all parties involved in the Bankruptcy Case.

 Administration Expense Claims Payment

     The Company agreed to pay in cash all administration expense claims incurred in connection with the Bankruptcy Case (the "Administration Expense Claims"). On the consummation date of the Plan, the Company paid approximately $20.2 million of Administration Expense Claims (the "Initial Administration Expense Claims Payment"). During 1999, 2000 and 2001, the Company paid approximately $10.4 million, $2.1 million and $0.5 million, respectively, of additional Administration Expense Claims. The Company estimates that it may be required to pay no more than $3.5 million of additional Administrative Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. If the aggregate amount of Administration Expense Claims is in excess of $35 million, Zib Inc. ("Zib"), an affiliate of Mr. Perlmutter, has agreed that Zib or one of its affiliates will lend the Company the amount of the excess in exchange for a five-year promissory note from the Company (the "Excess Administration Expense Claims Note") which would bear interest at 2% above the interest rate on the Notes.

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

ITEM 2.   PROPERTIES

     The Company has the following principal properties:


  Facility              Location                Square Feet    Owned/Leased
--------------      ------------------          -----------    -------------

Office              New York, New York            64,300          Leased
Office/Showroom     New York, New York            14,100          Leased
Office/Warehouse    Yuma, Arizona                 80,000          Owned
Warehouse           Fife, Washington             125,000          Leased
Manufacturing       San Luis, Mexico             190,000          Owned
Office              Santa Monica, California       4,900          Leased


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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon has filed a Notice of Appeal but no date for the appeal has been scheduled.

     X-Men Litigation. In April 2001, Twentieth Century Fox Film Corporation sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc. and
Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with the contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which was released in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims (ii) granted Fox's motion for a preliminary injunction but only as to the defendants use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and (b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The preliminary injunction will not have a significant effect on the Company's operations. In January 2002, the United States Appeals Court for the Second Circuit, in response to Fox's appeal, affirmed the District Court's denial of Fox's motion for a preliminary injunction to prevent the airing of the Mutant X series and remanded the case to the District Court for further proceedings consistent with its opinion. At the present time, the parties are engaged in pre-trial discovery with a trial on the merits scheduled for November 2002.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed and intends to vigorously prosecute an appeal. The Company has provided for this judgment during the second quarter of 2001 in the Consolidated Statement of Operations.

         Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. As of December 31, 2001, the Company has settled substantially all Administrative Expense Claims and believes the accrual of $3.5 million is sufficient to provide for its remaining obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for each fiscal quarter indicated, the high and low prices for the Company's Common Stock as reported in the New York Stock Exchange Composite Transaction Tape.


         Fiscal Year 2000                 High             Low
         ----------------                 ------           ------

         First Quarter                    $ 6.50           $ 5.31
         Second Quarter                   $ 6.94           $ 4.19
         Third Quarter                    $ 7.38           $ 3.12
         Fourth Quarter                   $ 3.19           $ 1.44

         Fiscal Year 2001

         First Quarter                    $ 2.88           $ 1.44
         Second Quarter                   $ 3.58           $ 1.79
         Third Quarter                    $ 4.03           $ 1.90
         Fourth Quarter                   $ 4.15           $ 2.24

     As of March 21, 2002, there were 18,491 holders of record of the Company's Common Stock.

     The Company has not declared any dividends on the Common Stock. The HSBC Credit Facility restricts the Company's ability to pay dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                         ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected combined or consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended December 31, 2001. The selected financial data of the Company for the years ended December 31, 1998 and 1999 are not comparable to prior periods due to the Company's acquisition of MEG on October 1, 1998. The Company has not paid dividends on its capital stock during any of the periods presented below.

                                              Year Ended
                           -----------------------------------------------------
                           Dec. 31,    Dec. 31,    Dec.31,    Dec.31,    Dec.31,
                             1997        1998        1999       2000       2001
                           ---------  ---------  ---------  ---------  ---------
                                   (in thousands, except per share amounts)

Statement of Operations
      Data:

Net sales................. $ 150,812  $232,076   $319,645   $231,651   $181,224
Operating (loss) income...   (49,288)  (19,460)       256    (58,990)     1,618
Net (loss) income.........   (29,465)  (32,610)   (33,791)   (89,858)     5,265
Basic and diluted net loss
  per common share........     (1.06)    (1.23)     (1.43)     (3.13)     (0.31)
Preferred dividend
  requirement.............        71     3,380     14,220     15,395     16,034

At December 31:
Balance Sheet Data:
Working capital (deficit)..   74,047  (133,392)    91,919     43,067     28,926
Total assets...............  150,906   689,904    654,637    553,957    517,570
Borrowings.................   12,000   200,000       --         --       37,000
Other non-current debt.....     --      27,000    250,000    250,000    150,962
Redeemable preferred stock.     --     172,380    186,790    202,185    207,975
Stockholders' equity.......  107,981   183,624    135,763     31,396     41,958

                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Report.

     Set forth below is a discussion of the financial condition and results of operations of the Company for the three fiscal years ended December 31, 2001. Because of the significant effect of the Reorganization on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Overview

     Net Sales

     The Company's net sales are generated from (i) licensing the Marvel characters for use on merchandise, toys, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing toys primarily based upon characters from Spider-Man: The Movie and characters from the movie trilogy based upon Lord of the Rings as well as kites through its Spectra Star division. Licensing, publishing and toys have accounted for 22%, 27% and 51%, respectively, of the Company's net sales for the year ended December 31, 2001.

     The Company's strategy is to increase exposure of the Marvel characters through its media and promotional licensing activities, which it believes will create revenue opportunities for the Company through sales of toys and other licensed merchandise. The Company intends to use comic book publishing to support consumer awareness of the Marvel characters and to develop new characters and storylines.

    During 2001, the Company entered into a 66 month exclusive licensing agreement with an unrelated Hong Kong company, Toy Biz Worldwide, Ltd ("TBW") for the sale and manufacture of toy action figures and accessories that feature Marvel characters other than those based upon the upcoming Spider-Man movie. TBW is using the Toy Biz name for marketing purposes but Marvel has neither ownership interest in TBW nor any other financial obligations or guarantees related to TBW. The agreement represents a strategic decision by the Company to eliminate much of the risk and investment previously associated with these lines of toys while enabling Marvel to participate in their success through ongoing licensing fees. Toy Biz does product design, marketing and sales for TBW and is reimbursed for these expenses.

     Beginning in 2001, Toy Biz marketed and distributed toys associated with the Lord of the Rings toy license which coincided with the release of the first of the films in the trilogy in December of 2001. This product line will continue in 2002 and 2003 and will coincide with the release of the other two films in the trilogy during the Holiday 2002 and 2003 seasons. In addition, Toy Biz began marketing and distributing toys associated with the Spider-Man: The Movie which is expected to be released in May 2002. Spectra Star continues to sell kites to both the mass market stores and specialty hobby shops.

     The Company records as revenue the present value of any guaranteed licensing fees from its licensing activities at the time the Company's characters are available to the licensee and the collection of such licensing fees is reasonably assured. Guaranteed licensing fees booked as revenue but not yet realized are recorded as receivables. Licensing receivables due more than one year beyond the balance sheet date are discounted to their net present value.

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

     Cost of sales for the toy business consists of product and package manufacturing, tooling, shipping and agents' commissions. The most significant portion of cost of sales is product and package manufacturing. The Company, which utilizes multiple manufacturers, solicits multiple bids for each project in order to control its manufacturing costs. A substantial portion of the Company's toy manufacturing takes place in China. A substantial portion of the Company's toy manufacturing contracts are denominated in Hong Kong dollars.

     In connection with the restructuring of Toy Biz, the Company increased its inventory reserve by an additional $3.8 million by writing down certain inventories in the fourth quarter of 2000 related to discontinued toy lines in the game and promotional dolls categories.

   Operating Expenses: Selling, General and Administrative

     Selling, general and administrative costs consist primarily of advertising, royalties, general and administrative, warehousing and store merchandising. The most significant portion of selling, general and administrative costs is payroll, advertising and royalties.

     Advertising expense varies with the Company's product mix.

     Royalties are payable on toys based on characters licensed from third parties, such as New Line Cinema, World Championship Wrestling, Universal Studios, Sony Pictures, as well as toys developed by outside inventors. There are no royalty payments for Marvel character based toy products except for those characters related to Spider-Man: The Movie in which the Company will pay a royalty to Sony Pictures as part of their joint venture arrangement. Reserves for unpaid guaranteed royalties on discontinued toy lines were increased by an additional $0.8 million during the fourth quarter of 2000.

     General  and  administrative   costs  consist  of  salaries  and  corporate
overhead.

     The Company's warehousing and store merchandising costs have declined 71% during 2001 as compared to 2000 due to the elimination of certain product categories and lines as well as effective cost control.

   Operating Expenses: Depreciation and Amortization

     Depreciation and amortization expense consists of amortization of goodwill and other intangibles, tooling, product design and development, packaging design and depreciation expense. Amortization expense related to the goodwill created pursuant to the combination of Toy Biz, Inc. and MEG is amortized over an assumed 20-year life. However, due to the adoption of FASB 142, the Company will undergo a goodwill impairment test during the first six months of 2002. If goodwill is deemed to have been impaired, the Company will then take a charge in its Statement of Operations during the first six months of 2002, as a cumulative effect of a change in accounting principle reflected in the quarter ending March 31, 2002. If no impairment exists, then the asset balance will remain at its current level. Effective January 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly will no longer amortize goodwill but will be subject to annual impairment tests in accordance with the statement. Amortization expense for the year ended December 31, 2001 relating to goodwill was $23.5 million

     Tooling and product design and development and packaging design expense, which are attributable to the toy business, are normally amortized over the life of the respective product. However, in the fourth quarter of 2000, the Company wrote down a substantial portion of its tooling, product design and development and packaging design costs by an additional $16.8 million in excess of normal amortization in connection with the discontinuance of certain product categories and lines.

Results of Operations of the Company

    Year ended December 31, 2001 compared with year ended December 31, 2000

     The Company's net revenue decreased approximately $50.4 million to $181.2 million for the year ended December 31, 2001 from $231.6 million in the 2000 period. Toy Biz revenues were down $75.6 million or 45% primarily as a result of the licensing of Marvel character based toys to TBW, an unrelated entity, effective July 1, 2001. The decrease in Toy Biz revenues was also the result of declining sales relating to X-Men motion picture toys, dolls, WCW products and Pokemon marbles which were sold through close-out sales in order to dispose of this inventory according to the Company's plan of restructuring for the Toy Biz division. Licensing revenue increased by approximately $20.9 million in 2001 from 2000 as a result of a substantial number of licensing agreements signed across a wide array of consumer products such as apparel, electronics, interactive games, stationery and back to school, seasonal gifts and novelties, footwear, and collectibles. Additional licensing revenues were also recognized from first and second seasons of our television series " X-Men Evolution" as well as from our licensing agreement with TBW effective July 1, 2001. Licensees include such names as Buster Brown, Haddad, Encore Software, Universal, Burger King and The Dairy Board. Publishing revenues increased by approximately $4.3 million primarily due to increased sales of comic books and trade paperbacks to the direct market.

     Gross profit decreased approximately $10.6 million to $92.5 million in 2001 from $103.1 million in 2000. The reduction in Toy Biz division gross profit accounted for approximately $34.7 million of the decrease which was partially offset by an increase in Licensing gross profit of $21.4 million and increase in Publishing gross profit of $2.7 million. Gross Profit as a percentage of net sales increased to approximately 51% in 2001 from approximately 45% in 2000. The licensing and publishing divisions produced gross margins of 100% and 52%, respectively. The gross profit margin for the Toy Biz division decreased to 29% in 2001 from approximately 37% in 2000 due primarily to a higher percentage of close out sales of Marvel products relating to the X-Men motion picture, Dolls, WCW products and Pokemon marbles as well as other activity toys and games, then estimated at the end of 2000.

     Selling, general and administrative expenses decreased approximately $45.5 million to $62.0 million in 2001 from $107.5 million in 2000. Expense reductions in the toy division accounted for approximately $48.9 million of the decrease primarily due to lower advertising, royalty, other selling expenses and payroll. Selling, general and administrative expense as a percentage of net sales decreased to approximately 34% in 2001 from approximately 46% in 2000 mainly due to cost reductions relating to the elimination of certain high risk and media intensive product categories and lines from the toy division. Further, pursuant to its agreement with TBW, the Company provides TBW certain administrative and management support for which TBW reimburses the Company. Included as a reduction of selling, general and administrative expenses are $1.7 million of reimbursements received from TBW for services provided during the period July 1, 2001 through December 31, 2001.

     A pre-acquisition litigation charge of $3.0 million in regards to the matter of MacAndrews & Forbes v. Marvel was recorded during the second quarter of 2001. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed and intends to vigorously prosecute an appeal. The Company was required to post a letter of credit in the amount of the judgement plus interest.

     During 2001, the Company determined that approximately $3.5 million of liability related to Administrative Claims Payable included in the final purchase price allocation during 1999 was no longer required. A reduction in the liability, administrative claims payable, was included in operating results.

     Depreciation and amortization expense decreased approximately $25.1 million to $5.6 million in 2001 from $30.7 million in 2000 primarily due to additional amortization expense of $16.8 million recorded in the fourth quarter of 2000 for accelerated write-offs of tooling, product design and development and packaging design related to discontinued toy products. In addition, lower capital expenditures of $7.2 million in 2001 as compared to $15.1 million in 2000 contributed to the decrease in depreciation and amortization.

     Amortization of goodwill and other intangibles decreased slightly in 2001 as compared to 2000.

     Interest expense decreased approximately $2.7 million to $29.2 million in 2001 from $31.9 million in 2000, primarily due to the repurchase of $99.0 million in principal of Senior Notes during the third and fourth quarters of 2001.

    During 2001, the Company, through a series of transactions, reacquired an aggregate $99.0 million principal amount of its Senior Notes at an aggregate cost of $54.4 million, including $2.5 million of accrued interest. The principal amount includes $39.2 million with a fair value of $20 million received in satisfaction of licensing fees from a third party. The principal amount also includes $48.5 million purchased from Mr. Perlmutter for $26.8 million. The Company recorded an extraordinary gain of $32.7 million, net of write-offs of deferred financing fees of $3.2 million and income taxes of $11.3 million

    As a result of the above, the Company reported net income of $5.3 million in 2001 compared to a net loss of $89.9 million in 2000, an increase of approximately $95.2 million. The Company reported a loss per share after preferred dividends of $0.31 in 2001 compared to a loss per share after preferred dividends of $3.13 in 2000.

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

     Gross profit decreased approximately $65.7 million to $103.1 million in 2000 from $168.8 million in 1999. The reduction in toy and licensing gross profit accounted for approximately $58.1 million and approximately $11.7 million, respectively, of the decrease which was partially offset by an increase in Publishing gross profit of $4.1 million. Gross Profit as a percentage of net sales decreased to approximately 45% in 2000 from approximately 53% in 1999. The licensing and publishing divisions produced gross margins of 97% and 51%, respectively. The gross profit margin for the Toy Biz division decreased to 37% in 2000 from 49% in 1999 due primarily to a higher percentage of WCW and Girl products sold during 1999 which generally have higher gross profit margins. Fourth quarter adjustments totaling $3.8 million relating to the Company's write down of certain inventories added to a higher cost of sales component and a lower gross margin in 2000.

     Selling, general and administrative expenses decreased approximately $17.1 million to $107.5 million in 2000 from $124.6 million in 1999. Expense reductions in the toy and corporate divisions accounted for approximately $14.1 million and approximately $6.7 million, respectively, of the decrease primarily due to lower advertising, royalty, payroll and professional fees. Selling, general and administrative expense as a percentage of net sales increased to approximately 46% in 2000 from approximately 39% in 1999 mainly due to a reduction in toy sales, development costs for The Avengers and X-Men Evolution animated television series in addition to one-time start-up costs for the Marvel.com website.

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

     As a result of the above, the Company reported a net loss of $89.9 million in 2000 compared to a net loss of $33.8 million in 1999. The Company reported a loss per share after preferred dividends of $3.13 in 2000 compared to a loss per share after preferred dividends of $1.43 in 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and cash available from the $20.0 million HSBC letter of credit facility. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay administration expense claims.

     Net cash provided by (used in) the Company's operations during fiscal 1999, 2000 and 2001 was $0.8 million, ($24.2) million and $8.8 million, respectively.

     At December 31, 2001, the Company had working capital of $28.9 million.

     On October 1, 1998, the Company sold 9.0 million shares of 8% Preferred Stock at $10 per share for an aggregate of $90.0 million. The 8% Preferred Stock pays quarterly dividends on a cumulative basis on the first business day of January, April, July, and October in each year, commencing January 4, 1999. Dividends are payable, at the option of the Board of Directors, in cash, in additional shares of 8% Preferred Stock or in any combination thereof. The Company is restricted under the Indenture and under the HSBC Credit Facility from making dividend payments on the 8% Preferred Stock except in additional shares of 8% Preferred Stock. Each share of 8% Preferred Stock may be converted, at the option of its holder, into 1.039 shares of Common Stock. The Company must redeem all outstanding shares of 8% Preferred Stock on October 1, 2011.

     The Company estimates that it may be required to pay approximately $3.5 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay.

     The Company will be required to make the Unsecured Creditors Cash Payment at such time as the amount thereof is determined. The Company deposited $8 million into a trust account to satisfy the maximum amount of such payment. During 2000, the Company received approximately $1.9 million from the trust account as a result of a settlement with the NBA. The balance in the trust account as of December 31, 2001 is approximately $5.2 million.

      On February 25, 1999, the Company completed a $250.0 million offering of senior notes in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. Net proceeds of approximately $239.0 million were used to pay all outstanding balances under the Bridge Facility and for working capital. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of the senior notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable senior notes (the "Senior Notes"). The Senior Notes are due June 15, 2009 and bear interest at 12% per annum. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries.

      In February 1999, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit for the write-off of deferred financing costs in connection with the repayment of certain interim financing facilities.

        On April 1, 1999, the Company and Citibank, N.A. ("Citibank") entered an agreement for a $60.0 million Revolving Credit Facility ("Citibank Credit Facility"). The Company did not borrow under the Citibank Credit Facility.

      On October 5, 2001, the Company terminated the Citibank Credit Facility and replaced $12.4 million of letters of credit outstanding under the facility with letters of credit guaranteed by Object Trading Corp. (" Object Trading"), a corporation wholly owned by Isaac Perlmutter, a director, employee and major shareholder of the Company as well as Vice-Chairman of the Board of Directors. The $3.4 million letter of credit issued in connection with the appeal in the MacAndrews & Forbes litigation (See Item 3 - Legal Proceedings) was also guaranteed by Object Trading. The Company granted to Object Trading a first security interest in the same assets that were granted as security under the Citibank Agreement.

      On November 30, 2001, the Company and HSBC Bank USA ("HSBC") entered into an agreement for an $80 million senior credit facility ("Credit Facility") . The Credit Facility is comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $60 million multiple draw three year amortizing term loan facility available until January 31, 2002. Prior to January 31 ,2002, the Company drew down $37 million which was used to finance the repurchase a portion of the Company's Senior Notes. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bears interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date which is five days prior to the final maturity for the term loan facility. The $15.8 million of letters of credit previously issued by Object Trading. were replaced by letters of credit issued by HSBC. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio. The Credit Facility is secured by a) a first priority perfected lien in all of the assets of the Company; b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; c) a first priority perfected lien in 65% of the capital stock of each of the Company's foreign subsidiaries; and d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

     In consideration for the Credit Facility, the Company issued a warrant to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants have an exercise price of $3.62, a life of five years. The fair value for the warrants was estimated at the date of issuance using a Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of $1,980,000 included in deferred financing costs on the Consolidated Balance Sheets and is being amortized over the term of the Credit Facility using the effective interest method.

     In connection with the Credit Facility, the Company and Isaac Perlmutter entered into a Guaranty and Security Agreement. Under the terms of the Guaranty, Mr. Perlmutter has guaranteed the payment of the Company's obligations under the Credit Facility in an amount equal to 25% of all principal obligations relating to the Credit Facility plus an amount, not to exceed $10 million, equal to the difference between the amount required to be in the cash reserve account maintained by the Company and the actual amount on deposit in such cash reserve account at the end of each fiscal quarter; provided that the aggregate amount guaranteed by Mr. Perlmutter will not exceed $30 million. Under the terms of the Security Agreement, Mr. Perlmutter has provided the creditors under the Credit Facility with a security interest in the following types of property, whether currently owned or subsequently acquired by him: all promissory notes, certificates of deposit, deposit accounts, checks and other instruments and all insurance or similar payments or any indemnity payable by reason of loss or damage to or otherwise with respect to any such property.

      In consideration for the Guaranty and Security Agreement, the Company issued Mr. Perlmutter a warrant to purchase up to five million shares of the Company's common stock. These warrants have an exercise price of $3.11, a life of five years and whose exercisability is determined by a calculation reflecting the amounts guaranteed by Mr. Perlmutter. Based on the amount outstanding under the Credit Facility, 3,867,708 warrants were exercisable by Mr. Perlmutter. The fair value for the warrants was estimated at the date of issuance using a Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of $10,481,489 is included in the Consolidated Balance Sheet as deferred financing costs and is being amortized as interest expense over the three year term of the Credit Facility using the effective interest method.

     During 2001, the Company, through a series of transactions, reacquired an aggregate $99.0 million principal amount of its Senior Notes at an aggregate cost of $54.4 million, including $2.5 million of accrued interest. The principal amount includes $39.2 million with a fair value of $19.7 million received in satisfaction of licensing fees from a third party, as described in Note 9 to the Consolidated Financial Statements. The principal amount also includes $46.6 million purchased from Mr. Perlmutter for $24.9 million. The Company recorded an extraordinary gain of $32.7 million, net of write-offs of deferred financing fees of $3.2 million and income taxes of $11.3 million.

     Capital expenditures (excluding acquisitions) by the Company during fiscal 1999, 2000 and 2001 were approximately $20.8 million, $15.1 million and $7.2 million, respectively.

         The Company believes that cash on hand, cash flow from operations, borrowings available under the HSBC letter of credit facility and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay Administration Expense Claims.

Seasonality

     The Company's annual operating performance depends, in large part, on its sales of toys during the relatively brief Christmas selling season. During 1999, 2000 and 2001, 62%, 62% and 45%, respectively, of the Company's net toy sales were realized during the second half of the year. While management expects that the Company's toy business will continue to experience significant activity during the second half of each year, management also believes that toy sales and toy licensing revenue surrounding the scheduled releases of Spider-Man: The Movie (May 2002), X-Men II, The Sequel (Spring 2003) and The Incredible Hulk (June 2003) will mitigate the seasonality in the foreseeable future. This seasonal pattern would normally require significant use of working capital to build inventory during the year and require accurate forecasting of demand for the Company's products during the Christmas selling season. However, in order to reduce the financial risk and uncertainty associated with its toy business, the Company (i) licensed the sale and manufacture of Marvel toy action figures and accessories to TBW with the exception of Spider-Man: The Movie, (ii) shifted the emphasis of its business to direct import and (iii) eliminated certain high risk product categories and lines.

Critical Accounting Policies and Estimates

General

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, future revenues from our animated television series, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to, accounts receivable, inventories, goodwill and intangible assets, prepaid royalties, molds, tools and equipment costs, product, package design costs, future revenue from episodic television series, administrative claims liabilities, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Merchandise Sales, Sales Returns and Customer Allowances

     Merchandise sales, including toys and all non-subscription related comic book sales are recorded when title and risk of ownership have passed to the buyer. Appropriate provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. The Company regularly reviews and revises when considered necessary its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and estimate sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to the Company. Historical return rates for comic book sales are typically higher that those related to toy sales. However, sales to the Company's largest comic book distributor are made principally on a no return basis.

Subscription Revenues

      Subscription revenues related to our comic book business are generally collected in advance for a one year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

License Revenues

      Revenue from distribution fees, licensing and sub-licensing of characters owned by the Company are recorded in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 "Revenue Recognition." Under the guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the characters are made available to the licensee, the fee is fixed or determinable and collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Revenues related to the licensing of animated television series are recorded in accordance with AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films." Under this Statement of Position revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement; the license period of the arrangement has begun and the customer can begin its exhibition, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in status of the customers' financial condition and other relevant factors. Estimates of uncollectable amounts are revised each period, and changes are recorded in the period they become known. A significant change in the level of uncollectable amounts would have a significant effect on the Company's results of operations.

Excess and Obsolete Inventory

     We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand, consumer trends, the success of related feature films, the availability of alternate distribution channels and overall market conditions. If actual product demands, consumer trends and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Molds and Tools

     Molds and tools are stated at cost less accumulated depreciation. The Company owns the molds and tools used in the production of the Company's products by third-party manufacturers. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over the estimated selling life of the related toys, which is generally three-years. On an ongoing basis, the Company reviews the recoverability of the carrying value of the molds and tools. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and when applicable, the overall commercial success of the related and comparable feature length movies, television shows and comic books. If the facts and circumstances suggest a change in useful lives of the molds and tools or impairment in the carrying value, the useful lives are adjusted and the unamortized costs are expensed.

Product and Package Design Costs

      Product and package design costs are stated at cost less accumulated depreciation and amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to artwork, modeling and printing separations used in the production of packaging. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over the estimated selling life of the related toys, which is generally three-years. On an ongoing basis, the Company reviews the recoverability of the carrying value of product and package design costs. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and when applicable, the overall commercial success of the related and comparable feature length movies, television shows and comic books. If the facts and circumstances suggest a change in useful lives of the product and package design costs or impairment in the carrying value, the useful lives are adjusted and the unamortized costs are expensed.

Goodwill and Other Intangibles

     The Company has significant goodwill and other intangible assets on its balance sheet, which results from the acquisitions of businesses. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the media and entertainment industry and the overall economic environment. When we determine that the carrying value of our intangibles and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method.

     Effective January 1, 2002, the Company will adopt Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment tests based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. The first of such impairment tests is required to be performed during the first six months of 2002

Royalties

     The Company regularly reviews the recoverability of its prepaid royalties and minimum guaranteed commitments. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and the overall commercial success of the related and comparable feature length movies.

Accounting for Joint Venture

     The Company has entered into a jointly owned limited partnership with Sony Pictures to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man character. The Company accounts for the activity of this joint venture under the equity method. Through December 31, 2001, the joint venture has not recognized any revenues. Spider-Man: The Movie is scheduled for release during 2002 at which time the joint venture will begin recognizing revenues.

Commitments and Contingencies

     The Company is a party to certain legal actions as described in Item 3 - Legal Proceedings and is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding and there can be no assurances, the Company believes that its legal proceedings and claims including those described in Item 3 - Legal Proceedings, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

     The   Company   regularly   evaluates   its   litigation   claims  and  its
administrative   claims  payable  to  provide  assurance  that  all  losses  and disclosures are provided for in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies". The Company's
evaluation of legal matters and administrative claims payable involves considerable judgment of management. The Company engages internal and outside legal counsel to assist in the evaluation of these matters. Accruals for estimated losses, if any, are determined in accordance with the guidance provided by SFAS No. 5.

Recent Accounting Pronouncements

     SFAS No. 141 and No. 142, "Business Combinations and Goodwill and Other Intangible Assets" - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company recorded $23.5 million of goodwill amortization during the year ended December 31, 2001. The Company will test goodwill for impairment using the two-step process prescribed in Statement No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 during the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principal in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     SFAS No. 144, "Accounting for Impairment of Long Lived Assets" - On August 1, 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long Lived Assets". The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No.144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

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

        Market risks related to the Company's operations result primarily from changes in interest rates. At December 31, 2001, the Company's Senior Notes debt bore interest at a fixed rate, the Company's HSBC Credit Facility bore interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% and all of the Company's outstanding preferred stock earns dividends at a fixed rate. A 10% increase or decrease in the interest rate on the Company's Credit Facility would not have a significant impact on the Company's financial position or results of operation. However, the fair market value of the fixed rate debt and the outstanding preferred stock is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates for the fixed rate debt and the fixed dividend yield on the outstanding preferred stock will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

     Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item, the report of the independent auditors thereon and the related financial statement schedule required by Item 14(a)(2) appear on pages F-2 to F-33. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in
Note 16 to the December 31, 2001 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth the name, age (as of March 1, 2002) and position of each person who serves as an executive officer or director of the
Company:

Name                       Age      Position

Morton E. Handel.......    66      Chairman of the Board of Directors
Avi Arad...............    54      Director and Chief Creative Officer;
                                        President and Chief Executive Officer of
                                        Marvel Studios
F. Peter Cuneo.........    57      President, Chief Executive Officer and
                                        Director
Sid Ganis..............    62      Director
Shelley F.Greenhaus....    48      Director
James F. Halpin........    51      Director
Lawrence Mittman.......    51      Director
Isaac Perlmutter.......    59      Vice Chairman of the Board of Directors
                                        and Director
Alan Fine..............    51      President and Chief Executive Officer of
                                        Toy Biz
William Jemas..........    44      President of Publishing and Consumer
                                        Products and Chief Operating Officer
Allen S. Lipson........    59      Executive Vice President, Business and
                                        Legal Affairs and Secretary
Richard Ungar..........    51      President of Marvel Characters Group

Directors

     The  name,  principal   occupation  for  the  last  five  years,   selected
biographical information and period of service as a director of the Company of each director are set forth below.

     Morton E. Handel (Class III), has been Chairman of the Board of Directors of the Company since October 1998 and was first appointed as a director of Toy

Biz, Inc. in June 1997. Mr. Handel has been President of S&H Consulting Ltd., a financial consulting group, since 1990. Mr. Handel has also held the position of Director and President of Ranger Industries, Inc. from July 1997 until February 2001. Mr. Handel serves as a director of Concurrent Computer Corp. and Linens `N Things, Inc.

     Avi Arad (Class II), has been Chief Creative Officer of the Company and President and Chief Executive Officer of the Company's Marvel Studios Division (which is responsible for motion picture and television licensing and development) since October 1998. Mr. Arad has been a director of the Company since April 1993. From April 1993 through September 1998, Mr. Arad served as a consultant to Toy Biz, Inc. Mr. Arad was President and Chief Executive Officer of New World Animation, a media production company under common control with MEG, from April 1993 until February 1997 and held the same position at the Marvel Studios division of MEG from February 1997 until November 1997. At New World Animation and MEG's Marvel Studios division, Mr. Arad served as Executive Producer of the X-Men and the Spider-Man animated TV series. Mr. Arad has been a toy inventor and designer for more than 20 years for major toy companies including Mattel Inc., Hasbro, Inc. and Tyco Toys, Inc. During his career, Mr. Arad has designed or co-designed more than 160 toys. Mr. Arad is also the owner of Avi Arad & Associates ("Arad Associates"), a firm engaged in the design and development of toys and the production and distribution of television programs.

     F. Peter Cuneo (Class III), has been the Company's President and Chief Executive Officer since July 1999. Mr. Cuneo has been a director of the Company since July 1999. From September 1998 until July 1999, Mr. Cuneo served as Managing Director of Cortec Group Inc., a private equity fund. From February 1997 until September 1998, Mr. Cuneo was Chairman of Cuneo & Co., L.L.C., a private investment firm. From May 1996 until February 1997, Mr. Cuneo was President, Chief Executive Officer and a director of Remington Products Company, L.L.C., a manufacturer and marketer of personal care appliances; from May 1993 until May 1996, Mr. Cuneo was President and Chief Operating Officer at Remington Products Company, the predecessor to Remington Products Company, L.L.C. Mr. Cuneo is also a director of Waterpik Technologies, Inc.

     Sid Ganis (Class I), has been a director of the Company since October 1999. Mr. Ganis has been President of Out of Blue...Entertainment, a provider of motion pictures, television and musical entertainment for Sony Pictures Entertainment and others that he founded, since September 1996. From January 1991 until September 1996, Mr. Ganis held various executive positions with Sony Pictures, including Vice Chairman of Columbia Pictures and President of Worldwide Marketing for Columbia/TriStar Motion Picture Companies.

     Shelley F. Greenhaus (Class II), has been a director of the Company since October 1998. Mr. Greenhaus has been President and Managing Director of Whippoorwill Associates, Incorporated ("Whippoorwill"), an investment management firm that he founded, since 1990. Whippoorwill manages investment accounts for a prominent group of institutional and individual investors from around the world.

     James F. Halpin (Class I), has been a director of the Company since March 1995. Mr. Halpin retired in March 2000 as President, Chief Executive Officer and Chief Operating Officer and a director of CompUSA Inc., a retailer of computer hardware, software, accessories and related products, which he had been with since May 1993. Mr. Halpin is also a director of Interphase Corporation, a manufacturer of high-performance networking equipment for computers, and Lowe's Companies, Inc., a chain of home improvement stores.

     Lawrence Mittman (Class II), has been a director of the Company since October 1998. Mr. Mittman is a partner in the law firm of Paul, Hastings, Janofsky & Walker LLP. For more than five years prior to June 2000, Mr. Mittman was a partner in the law firm of Battle Fowler LLP which combined with Paul, Hastings, Janofsky & Walker in June 2000.

     Isaac Perlmutter (Class III), has been a director of the Company since April 1993 and employed as Vice-Chairman of the Board since November 2001. Mr. Perlmutter served as Chairman of the Board of Directors until March 1995. Mr. Perlmutter purchased Toy Biz, Inc.'s predecessor company from Charan Industries, Inc. in January 1990. Mr. Perlmutter is actively involved in the management of the affairs of the Company and has been an independent financial investor for the past five years. As an independent investor, Mr. Perlmutter currently has, or has had within the past five years, controlling ownership interests in Ranger Industries, Inc., Remington Products Company, Westwood Industries, Inc., a manufacturer and distributor of table and floor lamps, and Tangible Media, Inc., a media buying and advertising agency.

     All of the Company's directors were designated for election pursuant to the Stockholders' Agreement. Messrs. Handel, Arad, Cuneo, Halpin, Mittman and Perlmutter were designated by the Investor Group. Messrs. Ganis and Greenhaus were designated by the Lender Group.


Executive Officers

     The following sets forth the positions held with the Company and selected biographical information for the executive officers of the Company who are not Directors.

     Alan Fine (51) served as a director of the Company from June 1997 until October 1998. Mr. Fine has been President and Chief Executive Officer of Toy Biz, Inc. since August 2001 and served in that capacity from October 1998 to April 2001. From April 2001 until August 2001, Mr. Fine was an independent consultant. Previously, he served as Chief Operating Officer of the Company, a position to which he was appointed in September 1996. From June 1996 until September 1996, Mr. Fine was President and Chief Operating Officer of Toy Biz International Ltd. From May 1995 until May 1996, Mr. Fine was President and Chief Operating Officer of Kay-Bee Toys, a national toy retailer, and from December 1989 until May 1995, Mr. Fine was Senior Vice President, General Merchandise Manager of Kay-Bee Toys.

     William Jemas, Jr. (43) has been President of Publishing and Consumer Products since February 2000 and Chief Operating Officer since January 2002. Previously, Mr. Jemas was Executive Vice President, Madison Square Garden Sports from December 1998 until February 2000. From July 1996 until December 1998, Mr. Jemas was founder and President of Blackbox, L.L.C. and worked and consulted for several media companies, including Lancit Media, G-Vox Interactive and Hearst Entertainment. From July 1993 until June 1996, Mr. Jemas held various executive positions with MEG, including Executive Vice President and President of Fleer Corporation.

     Allen S. Lipson (59) has been Executive Vice President, Business and Legal Affairs and Secretary of the Company since November 1999. From May 1996 until November 1999, Mr. Lipson was Vice President, Administration, General Counsel and Secretary of Remington Products Company L.L.C. From October 1988 until May 1996, Mr. Lipson was Vice President and General Counsel of Remington Products Company.

     Richard E. Ungar (51) has served as President of Marvel Characters, Inc. ("Marvel Characters") since October 1999. From May 1999 until October 1999, Mr. Ungar was a consultant for the Company, and from October 1998 until May 1999, Mr. Ungar was Chairman of BKM, Inc., a children's television network. From January 1997 until October 1998, Mr. Ungar was an independent consultant and producer. From January 1992 until January 1997, Mr. Ungar held various positions with New World Entertainment, including President of Programming and President and Chief Executive Officer of New World Animation.

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

     Based solely on its review of Forms 3, 4 and 5 available to the Company and written representations from certain of the directors, officers and ten-percent stockholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than ten percent of the Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officers of the Company during 2001 and the Company's four most highly compensated executive officers, other than the Company's Chief Executive Officers, who were serving as executive officers of the Company on December 31, 2001 (the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

                                         Summary Compensation Table

                                           Annual Compensation(1)                     Long-Term Compensation
                                 -----------------------------------------      --------------------------------------
                                                                                Other Annual     Securities Underlying
Name and Principal Position         Year        Salary($)       Bonus(2)        Compensation           Options
---------------------------         ----        ---------      ---------        -------------     --------------------
F. Peter Cuneo (3)                  2001        $750,000,           --            $171,504(4)          350,000
   President and Chief Executive    2000         694,615            --              78,678(4)
   and Financial Officer            1999         295,000        $490,000                               750,000

Alan Fine                           2001         500,192            --              54,256(5)           15,000
   President and Chief Executive    2000         525,000            --               8,320(5)
   Officer of the Company's Toy     1999         500,000         225,000                               200,000
   Biz Division

Avi Arad                            2001         450,000            --                 --              100,000
   Chief Creative Officer of the    2000         375,000            --              67,137(6)
   Company and President and        1999         375,000         201,563           109,774(6)
   Chief Executive Officer of the
   Company's Marvel Studios
   Division

William Jemas (7)                   2001         325,000            --                                 145,000
   President                        2000         267,307         237,500                               175,000

Richard Ungar (8)
   President, Marvel Characters     2001         418,269(9)
                                    2000         404,808(9)     --------                                50,000
                                    1999          46,479(9)      140,000                               200,000


(1) Does not include value of perquisites and other personal benefits for any Named Executive Officer (other than Mr. Cuneo and Mr. Arad) since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.

(2) Bonus amounts shown are those accrued for and paid in or after the end of the year

(3)  Mr. Cuneo's employment with the Company commenced in July 1999.

(4) Amounts shown for 2001 include $152,320 for apartment and taxes associated therewith provided by Company, $18,000 car allowance and $1,184 in Company matching contribution to the Company's 401(k) Plan. Amounts shown for 2000 include $50,700 for apartment provided by Company, $18,000 car allowance and $9,978 in Company matching contribution to the Company's 401(k) Plan.

(5) Amounts shown for 2001 include $44,101 for apartment and taxes associated therewith provided by Company, $8,500 car allowance and $1,655 in Company matching contribution to the Company's 401(k) Plan, Amounts shown for 2000 are the Company's matching contribution to the Company's 401(k) Plan.

(6) Amounts shown for company provided automobile and driver and in 2000, reimbursement of moving expenses of $38,672 incurred arising from Mr. Arad moving to the West Coast in 1999.

(7)  Mr. Jemas's employment with the Company commenced in February 2000.

(8)  Mr. Ungar's employment with the Company commenced in October 1999

(9) Amounts shown include payments to a personal service company owned by Mr. Ungar.

Option Grants Table

     The following table shows the Company's grants of stock options to the Named Executive Officers in 2001. Each stock option grant was made under the Stock Incentive Plan, which became unconditionally effective on January 20, 1999. No SARs (stock appreciation rights) were granted by the Company in 2001.


                   Number of         Percent of                                   Potential Realizable
                   Shares of         Total Options                                Value at Assumed Annual Rates
                   Underlying        Granted to         Exercise      Expiration  of Stock Price Appreciation
                   Options           Employees          Price per     Date        for Option Terms
Name               in 2001           in 2001            Share
---------------    ----------        -------------      ---------     ----------  -----------------------------
                                                                                      5%              10%
                                                                                  ---------        --------
Peter Cuneo (1)     250,000            4.4%              2.500         1/15/11     $393,125        $996,250
Peter Cuneo (2)     100,000            1.8%              3.270         1/15/11      205,683         521,238
Alan Fine (1)        15,000            0.2%              2.500         1/15/11       23,587          59,775
Avi Arad (1)        100,000            1.8%              3.270         1/15/11      205,683         521,238
William Jemas (1)    75,000            1.3%              2.500         1/15/11      117,937         298,875
William Jemas (2)    70,000            1.2%              3.270         1/15/11      143,978         364,867
Rick Ungar (1)       50,000            0.8%              2.500         1/15/11       78,625         199,250


(1) Options become exercisable in three installments: options to buy 20% of the total became exercisable on the grant date of January 15, 2001 and options to buy 40% of the total shares of Common Stock become exercisable on January 15, 2002 and January 15, 2003.

(2)      Options became exercisable on the grant date of December 28, 2001



Year-End 2001 Option Value Table

     The following table shows the number and value of exercisable and unexercisable stock options held by the Named Executive Officers at December 31, 2001. No Named Executive Officers exercised stock options during 2001.




                      Number of Shares of              Value of Unexercised
                      Common Stock Underlying          Value of Unexercised
                      Unexercised Options at           In-the-Money Options at
                            Year-End (1)                      Year-End
                      -----------------------------    -------------------------
Name                  Exercisable     Unexercisable    Exercisable Unexercisable
--------------        -----------     -------------    ----------- -------------
F. Peter Cuneo.......   712,500          387,500         $452,000      $500,000
Alan Fine............   436,334           78,666            7,500        30,000
Avi Arad ............ 1,020,000           80,000           50,000       200,000
William Jemas........   143,333          176,667          266,400       150,000
Rick Ungar...........   143,334          106,666           25,000       100,000


(1) Represents shares of Common Stock underlying stock options. None of the Named Executive Officers holds SARs (stock appreciation rights).

Compensation of Directors

     Non-employee directors currently receive an annual retainer of $25,000. They also received an annual grant of 10,000 shares of Common Stock to be immediately vested during 2000 and 2001. In addition, in December 2001, the following options were granted which were immediately vested: 35,000 to Mr. Halpin, 30,000 to Mr. Handel and 15,000 each to Messers. Greenhaus, Ganis and Mittman. In addition, the chairmen of the Compensation and Nominating Committee and the Audit Committee receive an annual retainer of $5,000, and the non-executive Chairman of the Board receives an annual payment of $215,000.

     Members of the Board who are officers or employees of the Company or any of its subsidiaries do not receive compensation for serving in their capacity as directors.

Employment Agreements

     The Company has entered into employment agreements with each of the following executive officers: Avi Arad, the Chief Creative Officer of the Company and the President and Chief Executive Officer of the Company's Marvel Studios Division; F. Peter Cuneo, the President and Chief Executive Officer of the Company; Alan Fine, the President and Chief Executive Officer of the Company's Toy Biz Division; William Jemas, Chief Operating Officer and President of Publishing and Consumer Products; and Richard Ungar, President of Marvel Characters Group.

     Employment and License Agreements with Mr. Arad. Pursuant to the amendment to his employment agreement, Mr. Arad has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on December 31, 2002. Under his employment agreement, as amended, Mr. Arad receives a base salary, subject to discretionary increases, of $375,000 and an annual bonus of $75,000. With respect to each media project for which Mr. Arad performs significant services, Mr. Arad is entitled to certain customary executive producer and/or producer fees including $350,000 per motion picture project, $10,000 per episode for animated network television projects, $7,500 per episode for animated syndicated television projects and $20,000 per episode for one hour live action television projects. Mr. Arad is entitled to discretionary bonuses and participation in the Company's stock option plan as determined by the Board of Directors. Mr. Arad also is entitled to the use of an automobile and is entitled to participate in employee benefit plans generally available to the Company's employees. Mr. Arad's employment agreement provides that, in the event of termination other than for cause, Mr. Arad is entitled to his salary earned through the date of termination and thereafter for a period of up to twelve months. Mr. Arad's employment agreement replaced his consulting agreement with the Company, under which Mr. Arad also earned $375,000 per year.

     In addition, the Company and Arad Associates, of which Mr. Arad is the sole proprietor, are parties to a license agreement which provides that Arad
Associates is entitled to receive royalty payments on net sales of Marvel-character-based toys and on net sales of non-Marvel-character-based toys of which Mr. Arad is the inventor of record. In no event, however, may the total royalties payable to Arad Associates during any calendar year exceed $7,500,000. The Company accrued royalties to Mr. Arad for toys he invented or designed of approximately $3,000,000, $1,600,000 and $900,000 during the years ended December 31, 1999, 2000 and 2001, respectively. In September 1998, the license with Arad Associates was amended to provide that Arad Associates will receive an annual royalty of $650,000 for products based on the Marvel characters (the former royalty rate was 4%). The amendment leaves intact a provision that Arad Associates is to receive a negotiated royalty not to exceed 5% of net sales of products not based on the Marvel characters.

     Employment Agreement with Mr. Cuneo. Pursuant to his employment agreement, Mr. Cuneo has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on July 21, 2002. Under his employment agreement, Mr. Cuneo receives a base salary, subject to discretionary increases, of $650,000 and a sign-on bonus of $100,000. Starting in 2000, Mr. Cuneo was eligible to earn an annual bonus based on the attainment of certain performance goals. The target annual bonus is equal to 60% of Mr. Cuneo's base salary. Mr. Cuneo also receives a $1,500 monthly automobile allowance and is entitled to participate in employee benefit plans available to similarly situated employees of the Company. The Company will pay Mr. Cuneo a $25,000 relocation allowance if he relocates his primary residence to the New York City metropolitan area during the term of his employment.

     Pursuant to his employment agreement, Mr. Cuneo has been granted options to purchase 750,000 shares of Common Stock. The options vest over a three-year period. The options become exercisable in full upon a change in control of the Company.

     Employment Agreement with Mr. Fine. Pursuant to his employment agreement, Mr. Fine has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on August 12, 2003. Under his employment agreement, Mr. Fine receives a base salary of $450,000. Mr. Fine is eligible to earn an annual bonus equal to 50% of Mr. Fine's base salary, subject to the attainment of certain performance goals. Mr. Fine also receives a $1,000 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees. The Company reimburses Mr. Fine for the rent of a suitable apartment in Manhattan, monthly parking garage fees and other related utility charges up to a maximum of $4,000 per month, until the earlier of the expiration of his employment or the relocation of his primary residence to the New York City metropolitan area. The employment agreement further provides for the effectiveness and the continual vesting of all options previously granted to Mr. Fine as if no break in employment service had occurred. From April 2001 to August 2001, the Company paid Mr. Fine his monthly salary.

     Employment Agreement with Mr. Jemas. Pursuant to his employment agreement, Mr. Jemas has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on February 15, 2002. Under his employment agreement, Mr. Jemas receives a base salary, subject to discretionary increases, of $275,000. The employment agreement provides for a sign-on bonus of $100,000 payable in two installments of $50,000 each and a bonus for 2000 equal to at least 50% of his base salary for the year. Mr. Jemas also receives a $1,100 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees. The employment agreement further provides for participation in the Company's stock option plan as determined by the Board of Directors and provides that Mr. Jemas shall be entitled to receive a grant of options to purchase 125,000 shares of Common Stock.

     Employment Agreement with Mr. Ungar. Pursuant to his employment agreement, Mr. Ungar has agreed to render his exclusive and full-time services to the Company for a term of employment expiring on October 25, 2002. Under his employment agreement, Mr. Ungar receives a base salary, subject to discretionary increases, of $325,000. The employment agreement provides for an annual bonus based on the attainment of certain performance goals. Mr. Ungar also receives a $1,300 monthly automobile allowance and is entitled to participate in employee benefit plans generally available to the Company's employees. Pursuant to his employment agreement, Mr. Ungar has been granted options to purchase 200,000 shares of Common Stock. The options will vest over a three-year period.

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

     Termination Provisions. The employment agreements of Messrs. Cuneo, Fine, Jemas and Ungar and the Loan Out Agreement with Brentwood, provide that, in the event of termination, the executive is entitled to certain payments and benefits depending on the circumstances of the termination. Upon a change in control of the Company, the executive is entitled to a severance payment equal to two times the sum of his then-current base salary and the average of the two most recent annual bonuses paid. If any payments to the executive under his employment agreement ("Parachute Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code, then the executive will be entitled to receive an additional payment from the Company (a "Gross-Up Payment") in an amount such that the executive retains, after the payment of all taxes, an amount of the Gross-Up Payment equal to the excise tax imposed on the Parachute Payments.

     Confidential Information and Related Provisions. Each of the employment agreements with Messrs. Arad, Cuneo, Fine, Jemas and Ungar prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and otherwise provides that all inventions made by the employees during their employment belong to the Company. In addition, those employees (with the exception of Mr. Fine) agree during their employment, and for one year thereafter, not to engage in any competitive business activity.

Compensation Committee Interlocks and Insider Participation

     Messrs. Handel, Halpin and Ganis serve now, and served during 2001, on the Company's Compensation and Nominating Committee. Mr. Perlmutter served on the Company's Compensation and Nomination Committee until November 2001. None of the individuals mentioned above (other than Mr. Perlmutter) was an officer or employee of the Company, or any of its subsidiaries, during 2001. Mr. Handel is, and Mr. Perlmutter once was, the Company's non-executive Chairman of the Board of Directors.

     Stockholders' Agreement

     The Company and the following stockholders are parties to a Stockholders' Agreement (the "Stockholders' Agreement") dated as of October 1, 1998:

(1)(i) Avi Arad, (ii) Isaac Perlmutter, (iii) Isaac Perlmutter T.A., (iv) The Laura and Isaac Perlmutter Foundation Inc., (v) Object Trading Corp., and
     (vi) Zib Inc. (the "Perlmutter/Arad Group");

(2)(i) Mark Dickstein, (ii) Dickstein & Company, L.P., (iii) Dickstein Focus Fund L.P., (iv) Dickstein International Limited, (v) Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, (vi) Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, and (vii) Elyssa Dickstein (the "Dickstein Entities" and, together with the Perlmutter/Arad Group, the "Investor Group"); and

(3)(i) The Chase Manhattan Bank, (ii) Morgan Stanley & Co. Incorporated ("Morgan Stanley"), and (iii) Whippoorwill as agent of and/or general partner for certain accounts and funds (the "Lender Group"). Each of the members of the Lender Group is one of the "Secured Lenders" referred to in the Fourth Amended Joint Plan of Reorganization proposed by those "Secured Lenders" and the Company in the bankruptcy matter of In Re: Marvel Entertainment Group, Inc. et al. (the "Plan"); and all of the "Secured Lenders" as that term is defined more broadly in the Plan are members of the "Plan Secured Lender Group".

Under the Stockholders' Agreement, its parties initially agreed to take such action as may reasonably be in their power to cause the Board of Directors to include, subject to certain conditions, six directors designated by the Investor Group and five directors designated by the Lender Group. After July 1, 2000, decreases in beneficial ownership of Capital Stock by either the Investor Group or the Lender Group below certain pre-determined levels, including decreased that occurred prior to July 1, 2000, result in a decreased right to designate directors and a forfeiture of seats on the Board of Directors. The Investor Group, the Lender Group and the Company have agreed that decreases in the beneficial ownership of Capital Stock by the Plan Secured Lender Group since October 1, 1998 have resulted in the number of directors which the Lender Group has the right to nominate to decrease from five directors to three directors. The Stockholders' Agreement also provides for the creation of various committees of the Board of Directors as well as the composition of those committees. The decreases in the Plan Secured Lender Group's beneficial ownership of Capital Stock have also caused the number of members of the Audit Committee and the Compensation and Nominating Committee who may be designated by the Lender Group to decrease by one director.

     As of December 28, 2001, the parties to the Stockholders' Agreement have the power to vote, in the aggregate, approximately 52.6% in combined voting power of the outstanding shares of Capital Stock. The 52.6% figure does not include shares beneficially owned by the Dickstein Entities. Those shares are covered by the Stockholders' Agreement, but the Company does not know the number of those shares. The Dickstein Entities beneficially own less than 5% of the Common Stock and no longer file ownership reports on Schedules 13D or 13G with the Securities and Exchange Commission.

    Registration Rights Agreements

     Mr. Dickstein and certain of his affiliates, Object Trading (an affiliate of Mr. Perlmutter), Whippoorwill as agent for and/or general partner for certain institutions and funds, the Company and certain other parties are parties to a Registration Rights Agreement dated as of October 1, 1998 (the "October Registration Rights Agreement"). Mr. Arad, Mr. Perlmutter, certain affiliates of Mr. Perlmutter (other than Object Trading ) and the Company are parties to a Registration Rights Agreement dated as of December 8, 1998 (the "December Registration Rights Agreement").

     The terms of the December Registration Rights Agreement are substantially identical to those of the October Registration Rights Agreement. Under the terms of each of the Registration Rights Agreements, the Company has agreed to file a shelf registration statement under the Securities Act of 1933, as amended, registering the resale of all shares of Common Stock and 8% Preferred Stock issued to the stockholder parties thereto pursuant to the Plan, all shares of Common Stock issuable upon conversion of those shares of 8% Preferred Stock, certain convertible debt securities that the Company may exchange for the 8% Preferred Stock and the Common Stock issuable upon conversion thereof and all shares of Common Stock otherwise owned by the stockholder parties to the respective Registration Rights Agreement as of the date thereof. The Registration Rights Agreements also give the stockholder parties thereto piggyback registration rights with respect to underwritten public offerings by the Company of its equity securities.

     Agreements Relating to the Purchase of Preferred Shares

     Zib Inc. ("Zib") (an entity owned entirely by Mr. Perlmutter), Dickstein Partners Inc. (an affiliate of Mr. Dickstein) and Toy Biz, Inc. entered into a Commitment Letter, dated November 19, 1997, in which Zib and Dickstein Partners Inc. committed to purchase $60 million and $30 million in amount, respectively, of the 8% Preferred Stock of the Company to be issued pursuant to the Plan. Pursuant to the Plan and a Stock Purchase Agreement dated as of October 1, 1998,
(i) certain secured creditors of MEG purchased, pursuant to an option in the Plan, $20,071,480 in amount of 8% Preferred Stock that would otherwise have been purchased by Zib; (ii) Whippoorwill, as agent of and/or general partner for certain institutions and funds, purchased, pursuant to an assignment from Zib, $5 million in amount of 8% Preferred Stock that would otherwise have been purchased by Zib; (iii) Zib purchased $34,928,520 in amount of 8% Preferred Stock; and (iv) Dickstein Partners Inc. and its assignees purchased $30 million in amount of 8% Preferred Stock.

     Tangible Media Advertising Services

     Tangible Media, a corporation which is wholly owned by Mr. Perlmutter, acts as the Company's media consultant in placing certain of the Company's advertising and receives certain fees and commissions based on the cost of the placement of such advertising. In conjunction with the actual placement of advertising, Tangible Media also provides the Company with the planned research, advertising plans, competitive spending analysis and services related to the delivery of commercials and instructions to broadcast outlets at no additional cost to the Company. Tangible Media received payments of fees and commissions from the Company totaling approximately $1,170,000, $966,000 and $159,000 in 1999, 2000 and 2001, respectively. The Company retains the services of a non-affiliated media consulting agency on matters of advertising creativity.

     Employee, Office Space and Overhead Cost Sharing Arrangements

     The Company and Tangible Media have shared certain space at the Company's principal executive offices and related overhead expenses. Since 1994, Tangible Media and the Company have been parties to an employee, office space and overhead cost sharing agreement governing the Company's sharing of employees, office space and overhead expenses (the "Cost Sharing Agreement"). Under the Cost Sharing Agreement, any party thereto may through its employees provide services to another party, upon request, whereupon the party receiving services shall be obligated to reimburse the providing party for the cost of such employees' salaries and benefits accrued for the time devoted by such employees to providing services. Under the Cost Sharing Agreement, Tangible Media is obligated to reimburse the Company for rent paid under the sublease for the space, any related overhead expenses comprised of commercial rent tax, repair and maintenance costs and telephone and facsimile services, in proportion to its percentage occupancy. The Cost Sharing Agreement is coterminous with the term of the Company's sublease for its executive offices. Under this Agreement, Tangible Media paid approximately $155,000, $67,000 and $80,000 to the Company in 1999, 2000 and 2001, respectively.

     Agreement Relating to the Issuance and Delivery of Letters of Credit

     In  August  2001,   the  Company   entered   into  an  agreement   (the
"Substitution Agreement") with Object Trading Corp., a corporation wholly owned by Mr. Perlmutter, pursuant to which Object Trading Corp. agreed to have new letters of credit issued to replace approximately $12.4 million of the $17.5 million of letters of credit outstanding under the Citibank Credit Agreement, along with an additional letter of credit for $3.4 million in connection with the appeal of an adverse litigation decision. The replacement letters of credit were required to be delivered by the Company to licensors of intellectual property which the Company uses in the manufacture of various toys and in connection with certain advertising commitments relating to the toy business. In accordance with the Substitution Agreement, Object Trading Corp. obtained the replacement letters of credit from HSBC which, pursuant to the terms of the Substitution Agreement, would remain in effect until the earlier of the date the Company was able to close a new bank financing on terms approved by the Board of Directors or November 30, 2001. No fee was payable by the Company to Object Trading Corp. under the Substitution Agreement, but the Company agreed thereunder to reimburse Object Trading Corp. for all out-of-pocket costs and expenses incurred by it in connection with opening and maintaining the replacement letters of credit, and for the amount of any payments made by Object Trading Corp. to reimburse HSBC in the event any of the replacement letters of credit were drawn upon. The Company also granted Object Trading Corp. a first security interest in the same assets that were granted as security under the Citibank Credit Agreement.

     Payment Guarantee Agreement

     Mr. Perlmutter and Diamond Comic Distributors, Inc, ("Diamond") are parties to an agreement whereby Mr. Perlmutter has agreed to guarantee payment of certain amounts, up to a maximum of $2.5 million, that the Company owes Diamond Select Toys and Collectibles, LLC ("Diamond Toys") under a Distributor Agreement dated August 24, 2001 between the Company (acting through Toy Biz, Inc.) and Diamond Toys (the "Distributor Agreement") and that Marvel Characters owes Diamond toys under a License Agreement dated April 24, 2001 between Marvel Characters and Diamond Toys. Mr. Perlmutter is obligated to pay these amounts owed by the Company and Marvel Characters in the event that these amounts do not offset the amounts Diamond owes the Company pursuant to an Agency Agreement dated April 24, 2001 between the Company and Diamond. Mr. Perlmutter's obligation to pay any portion of these amounts automatically terminates once the Up-Front Payment Balance (as defined in the Distributor Agreement) is reduced to zero.

     Warrant Agreement, Warrant Registration Rights Agreement and Guaranty

     In November 2001, in consideration of Mr. Perlmutter's guaranty of a portion of the Company's obligations under the HSBC Credit Facility and any credit support that he may provide for the Company's obligation under its lease for its executive offices, the Company and Mr. Perlmutter entered into (i) a warrant agreement (the "Warrant Agreement"), pursuant to which the Company granted Mr. Perlmutter warrants to purchase up to a maximum of five million shares of Common Stock on or before November 30, 2006, at an initial exercise price per share equal to $3.11 (the "Warrants"), and (ii) a registration rights agreement, pursuant to which the Company gave Mr. Perlmutter certain registration rights with respect to the shares of Common Stock issuable to him under the Warrant Agreement. The Company also agreed to purchase a total of approximately $43 million in principal amount of the Company's Senior Notes at an average price of 53% of the face amount of the Notes held by Mr. Perlmutter pursuant to a Notes Purchase Agreement. Mr. Perlmutter purchased those Notes with personal fund. In December, the Company purchased the Notes from Mr. Perlmutter and in January 2002, the shareholders of the Company approved the issuance of the Warrants to Mr. Perlmutter.

     In connection with the Warrant Agreement, the Company and Mr. Perlmutter entered into a Warrant Shares Registration Rights Agreement, dated as of November 30, 2001, (the "Warrant Registration Rights Agreement"). Under the terms of the Warrant Registration Rights Agreement, the Company has agreed to file a shelf registration statement under the Securities Act of 1933, as amended, registering the resale of all shares of Common Stock underlying the Warrants and to keep such registration statement continuously effective until such time as all Warrants have been exercised or have expired. The Warrant Registration Rights Agreement also gives Mr. Perlmutter piggyback registration rights with respect to underwritten public offerings by the Company of its equity securities.

     Under the terms of the Guaranty, Mr. Perlmutter has guarantied the payment of the Company's obligations under the HSBC Credit Facility in an amount equal to 25% of all principal obligations relating to the New Facility plus an amount, not to exceed $10 million, equal to the difference between the amount required to be in the cash reserve account maintained by the Company and the actual amount on deposit in such cash reserve account at the end of each fiscal quarter; provided that the aggregate amount guarantied by Mr. Perlmutter will not exceed $30 million.

     Employment Agreement and Stock Options

     On November 30, 2001, the Company entered into an employment agreement with Mr. Perlmutter pursuant to which Mr. Perlmutter is employed for a six-year term as the Company's Vice Chairman of the Board of Directors. In connection with such agreement, Mr. Perlmutter was to receive, subject to shareholder approval, options to purchase 3,950,000 shares of Common Stock at an exercise price per share equal to $3.30 pursuant to a nonqualified stock option agreement under the 1998 Plan. In January 2002, the shareholder's approved the issuance of the options to Mr. Perlmutter. Under the terms of Mr. Perlmutter's employment agreement, he will report to the Board of Directors and Chairman of the Company. Mr. Perlmutter's duties shall relate to formulation of long-term business strategy and near term operations, including licensing activities; the Company's assistance with negotiations with motion picture and television producers, amusement and theme parks, and video game and toy manufacturers; toy business marketing; sale of distressed products and relationships with major retailers including Toys R Us, K-B Toys, Wal-Mart and K-Mart; litigation strategy and tactics; and cost control. Mr. Perlmutter's duties shall be performed at the direction and under the supervision of the Board of Directors and Chairman and may include additional or different duties assigned to him by the Board of Directors and Chairman consistent with the foregoing and his position as Vice-Chairman of the Board of Directors. As compensation for his services, Mr. Perlmutter will be entitled to a salary of $1 per year, fringe benefits generally offered to the Company's executive officers, and the possibility of an annual bonus at the discretion of the Company. The employment agreement with Mr. Perlmutter prohibits disclosure of proprietary and confidential information regarding the the Company and its business to anyone outside the Company both during and subsequent to his employment and otherwise provides that all inventions made by Mr. Perlmutter during his employment belong to the Company. In addition, Mr. Perlmutter agreed during his employment, and for 18 months thereafter, not to engage in any competitive business activity. The employment agreement also provides that, in the event of termination, Mr. Perlmutter will be entitled to certain payments and benefits depending on the circumstances of the termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock and 8% Preferred Stock as of March 11, 2002

(based on 34,766,858 shares of Common Stock outstanding on that date), by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock or 8% Preferred Stock (based, in part, upon copies of all Schedules 13D and 13G provided to the Company), (ii) each director of the Company, (iii) each Named Executive Officer of the Company, and (iv) all executive officers and directors of the Company as a group. Because the voting or dispositive power of certain shares listed in the table is shared, the same securities are sometimes listed opposite more than one name in the table and the sharing of voting or dispositive power is described in a footnote. The total number of shares of Common Stock and 8% Preferred Stock listed below for directors and executive officers as a group eliminates such duplication.

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



                    Shares of Common Stock Beneficially Owned

                                              Sole Voting      Shared Voting     Sole Dispositive         Shared Dispositive
                                                 Power            Power             Power                      Power
                                         ------------------  ------------------- ------------------     ---------------------

          Five Percent Stockholders,                Percent             Percent             Percent               Percent
     Directors and Executive Officers      Number   of Class   Number   of Class  Number    of Class    Number    of Class
--------------------------------------   --------   -------- ---------- -------- ---------- --------   ---------  --------
Avi Arad (1) (2)........................     --        *     39,254,858   69.6%   5,210,000   14.5%      --          *
  1698 Post Road East
  Westport, Connecticut 06880
Isaac Perlmutter (2) (3)................     --        *     39,254,858   69.6%  24,403,819   49.6%      --          *
  P.O. Box 1028
  Lake Worth, Florida 33460
Morgan Stanley & Co. Incorporated (2)(4)     --        *     39,254,858   69.6%     --          *      5,516,061    14.5%
  1585 Broadway
  New York, New York 10036
Whippoorwill  Associates,  Incorporated
as agent of and/or general partner of        --        *      4,208,909   11.2%     --          *      4,208,909    11.2%
certain institutions and funds (5)......
  11 Martine Avenue
  White Plains, New York 10606

Mark H. Rachesky, M.D. (6)................   --        *      2,417,467    6.5%     --          *      2,417,467     6.5%
     c/o MHR Fund Management LLC
     40 West 57th Street, 33rd Floor
     New York, New York 10019
Morton E. Handel (7)......................    91,000   *         --          *      --          *          --          *
F. Peter Cuneo (8)........................   732,714  2.1%       --          *      --          *          --          *
Sid Ganis (9) ............................    50,000   *         --          *      --          *          --          *
Shelley F. Greenhaus (10) ................    60,000   *         --          *      --          *          --          *
James F. Halpin (9).......................    65,000   *         --          *      --          *          --          *
Lawrence Mittman (9)......................    60,000   *         --          *      --          *          --          *
Rod Perth.................................    50,000   *         --          *      --          *          --          *
Michael J. Petrick........................        --   *         --          *      --          *          --          *
Alan Fine (11)............................   442,334  1.3%       --          *      --          *          --          *
William Jemas, Jr. (12)...................   145,001   *         --          *      --          *          --          *
Richard E. Ungar (13).....................   163,334   *         --          *      --          *          --          *
All current  executive officers and
directors as a group (14 persons)
        (2) (14).......................... 1,983,717  5.4%   39,254,858   69.6%  29,613,819   59.0%        --          *

--------
* Less than 1%.

(1) Figures include 1,060,000 shares of Common Stock subject to stock options granted to Mr. Arad pursuant to the Stock Incentive Plan which are immediately exercisable. Mr. Arad is a party to the Stockholders'
     Agreement. Except for the 5,210,000 shares over which Mr. Arad may be deemed to have sole dispositive power, shares over which Mr. Arad may be deemed to have shared voting power (which include shares of Common Stock underlying 11,535,852 shares of 8% Preferred Stock) are beneficially owned by other parties to the Stockholders' Agreement and it is only by reason of Mr. Arad's position as a party to the Stockholders' Agreement that Mr. Arad may be deemed to possess that shared voting power.

(2) Figures in the table and in the footnotes for the number of shares beneficially owned by parties to the Stockholders' Agreement do not include shares beneficially owned by Dickstein Partners Inc. and certain of its affiliates that aresignatories to the Stockholders' Agreement. Shares of Common Stock beneficially owned by Dickstein Partners Inc. and those affiliates are covered by the Stockholders' Agreement, but the Company does not know the number of those shares. Dickstein Partners Inc. and its affiliates beneficially own less than 5% of the Common Stock and no longer file ownership reports on Schedules 13D or 13G with the Securities and Exchange Commission.

(3)     Mr. Perlmutter is a party to the Stockholders' Agreement.

     (a) Figures include (i) 30,000 shares of Common Stock subject to stock options granted to Mr. Perlmutter pursuant to the Stock Incentive Plan which are immediately exercisable; (ii) options to purchase 3,950,000 shares of the Company's common stock pursuant to the Employment Agreement between the Company and Mr. Perlmutter dated as of November 30, 2001; and (iii) warrants to purchase 4,595,000 shares of the Company's common stock pursuant to the Warrant Agreement between the Company and Mr. Perlmutter dated as of November 30, 2001. Other shares over which Mr. Perlmutter may be deemed to have sole dispositive power are directly held as follows:


                                                                  Shares of 8%
                Holder                  Shares of Common Stock  Preferred Stock
        ------------------------        ----------------------  ----------------
        Zib                                 9,256,000               --
        The Laura and Isaac Perlmutter
            Foundation Inc.                   250,000               --
         Object Trading Corp.                  33,500           4,788,479
         Classic Heroes, Inc.                   --                316,631
         Biobright Corporation                  --                316,631
         Tangible Media, Inc.                 400,000               --
         Isaac Perlmutter T.A.                 49,000             398,578
         Isaac Perlmutter                      20,000               --


     The sole stockholder of Zib, a Delaware corporation, is Isaac Perlmutter T.A., a Florida trust (the "Perlmutter Trust"). Mr. Perlmutter is a trustee and the sole beneficiary of the Perlmutter Trust, and may revoke it at any time. Mr. Perlmutter is a director and the president of the Laura and Isaac Perlmutter Foundation Inc., a Florida not-for-profit corporation. Mr. Perlmutter is the sole stockholder of (i) Object Trading Corp., a Delaware corporation, (ii) Classic Heroes, Inc., a Delaware corporation, (iii) Biobright Corporation, a Delaware corporation and (iv) Tangible Media, Inc., a Delaware corporation. Mr. Perlmutter may be deemed to possess (i) the power to vote and dispose of the shares of Capital Stock directly held by Zib, Object Trading Corp., Classic Heroes, Inc., Biobright Corporation, Tangible Media, Inc. and the Perlmutter Trust, and (ii) the power to direct the vote and disposition of the shares of Capital Stock directly held by the Laura and Isaac Perlmutter Foundation Inc.

     (b) Except for the 24,403,819 shares over which Mr. Perlmutter may be deemed to have sole dispositive power (which include shares of Common Stock underlying 5,820,319 shares of 8% Preferred Stock), shares over which Mr. Perlmutter may be deemed to have shared voting power (which include shares of Common Stock underlying 11,535,852 shares of 8%

     Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Mr. Perlmutter and it is only by reason of Mr. Perlmutter's position as a party to the Stockholders' Agreement that Mr. Perlmutter may be deemed to possess that shared voting power.

(4) Morgan Stanley is a party to the Stockholders' Agreement. Morgan Stanley shares dispositive power over 5,516,061 shares with its parent, Morgan Stanley Dean Witter & Co. Except for those 5,516,061 shares (which include shares of Common Stock underlying 3,263,582 shares of 8% Preferred Stock), shares over which Morgan Stanley may be deemed to have shared voting power (which include shares of Common Stock underlying 11,535,852 shares of 8% Preferred Stock) are beneficially owned by parties to the Stockholders' Agreement which are unaffiliated with Morgan Stanley and it is only by reason of Morgan Stanley's position as a party to the Stockholders' Agreement that Morgan Stanley may be deemed to possess that shared voting power.

(5) Whippoorwill may be deemed to be the beneficial owner of these shares (which include shares of Common Stock underlying 2,723,884 shares of 8% Preferred Stock) because it has discretionary authority with respect to the investments of, and acts as agent for, the direct holders of the shares. Whippoorwill disclaims any beneficial ownership of Common Stock or 8% Preferred Stock except to the extent of Whippoorwill's pecuniary interest in that stock, if any. Whippoorwill, as agent of and/or general partner for certain institutions and funds, is a party to the Stockholders' Agreement. Figures include 83,932 shares of Common Stock (which include shares of Common Stock underlying 53,461 shares of 8% Preferred Stock) that are not subject to the Stockholders' Agreement.

(6) Based on a Schedule 13G filed with the Securities and Exchange Commission on November 12, 1999 by (i) MHR Institutional Partners LP, a Delaware limited partnership ("Institutional Partners"); (ii) MHRM Partners LP, a Delaware limited partnership ("MHRM"); (iii) MHR Capital Partners LP, a Delaware limited partnership ("Capital Partners"); (iv) MHR Institutional Advisors LLC, a Delaware limited liability company ("Institutional Advisors") and the general partner of Institutional Partners and MHRM; (v) MHR Advisors LLC, a Delaware limited liability company ("Advisors") and the general partner of Capital Partners; and (vi) Mark H. Rachesky, M.D., the managing member of Institutional Advisors and Advisors. Each party named in this footnote has an office at 40 West 57th Street, 33rd Floor, New York, NY 10019. Figures include shares of Common Stock underlying 2,248,736 shares of 8% Preferred Stock.

(7) Figures include 70,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(8) Figures include 712,500 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan that are immediately exercisable and 214 shares of Common Stock, of which Mr. Cuneo disclaims beneficial ownership, owned by Mr. Cuneo's son.

(9)  Figures  include  40,000  shares of Common Stock  subject to stock  options
     granted   pursuant  to  the  Stock  Incentive  Plan  that  are  immediately exercisable.

(10) Figures include 40,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan that are immediately exercisable. Does not include shares held by various institutions and funds with respect to whose investments Whippoorwill has discretionary authority and for which Whippoorwill acts as agent. Mr. Greenhaus is the president and managing director of Whippoorwill. Mr. Greenhaus disclaims beneficial ownership of the shares of Common Stock and 8% Preferred Stock owned by discretionary accounts managed by Whippoorwill as set forth above except to the extent of his pecuniary interest in that stock, if any.

(11) Figures include 442,334 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(12) Figures include 145,001 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(13) Figures include 163,334 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan which are immediately exercisable.

(14) Figures in the "Sole Voting Power" column, the "Shared Voting Power" column, and the "Sole Dispositive Power" column include, respectively, 1,891,503, 9,635,000 and 9,635,000 shares of Common Stock subject to stock options granted pursuant to the Stock Incentive Plan or warrants, both of which are immediately exercisable.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of certain relationships and related transactions involving individuals who served during 2001 on the Board's Compensation and Nominating Committee (or its predecessor), see "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation."

Loan Out Agreement

     The Company and Brentwood Television Funnies, Inc. ("Brentwood") of which Mr. Ungar is the sole shareholder, are parties to a Loan Out Agreement under which Brentwood agrees to provide the services of Mr. Ungar as Executive Producer on all television programs involving Marvel characters for a term expiring October 25, 2002. Under the agreement, Brentwood receives a producer fee of $175,000 per year, subject to discretionary increases.

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

    (b) Reports on Form 8-K. During the last quarter of 2001, the Company filed the following Current Reports on Form 8-K:

           1. Current Report on Form 8-K dated December 4, 2001, reporting Items 5 and 7.

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

3.2     Certificate of Amendment of the Restated Certificate of Incorporation.

3.3     Bylaws (as restated and amended).

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

4.8 Warrant Agreement, dated as of November 30, 2001, by and between the Registrant and HSBC Securities (USA), Inc. (Incorporated by reference to
        Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

4.9 Warrant Agreement, dated as of November 30, 2001, by and between the Registrant and Isaac Perlmutter. (Incorporated by reference to Exhibit
        4.2 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.1 Credit Agreement, dated as of November 30, 2001, by and between the Registrant and HSBC Bank USA. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.2 Pledge and Security Agreement, dated as of November 30, 2001, from the grantor referred to herein, as Grantors, to HSBC Bank USA, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.3 Subsidiary Guaranty, dated as of November 30, 2001, in favor of HSBC Bank USA, as administrative agent. (Incorporated by reference to Exhibit
        10.3 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.4 Personal Guaranty by Isaac Perlmutter in favor of HSBC Bank USA, dated as of November 30, 2001. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

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

10.8 Warrant Shares Registration Rights Agreement, dated as of November 30, 2001, by and between the Registrant and Isaac Perlmutter. ((Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.9 Lease, dated as of June 9, 2000 between HSBC Bank USA and the Registrant, as amended by First Amendment to Sublease dated December 1, 2000.

10.10 Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Registrant. (Incorporated by reference to Exhibit
        10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.11 Separation Agreement made on July 16, 1999 by and between Eric Ellenbogen and the Company.(Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)*

10.12 Employment Agreement between the Company and F. Peter Cuneo, dated as of July 19, 1999. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.13 Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.14   Amendment to Arad Employment Agreement dated January 2001.*

10.15 Employment Agreement by and between the Company and Alan Fine, dated as of August 13, 2001*

10.16 Employment Agreement, dated as of October 29, 1999, between the Company and Richard Ungar. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1999)*

10.17 Loan Out Agreement, dated as of October 29, 1999, between the Company and Brentwood Television Funnies, Inc. (Incorporated by reference to
        Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*

10.18 Employment Agreement, dated as of October 29, 1999, between the Company and Allen S. Lipson.(Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1999)*

10.19 Employment Agreement, dated as of January 26, 2000, between the Company and Bill Jemas. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1999)*

10.20 Employment Agreement, dated as of November 30, 2001, by and between the Registrant and Isaac Perlmutter. (Incorporated by reference to Exhibit
        10.3 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.21   1998 Stock Incentive Plan.  (Incorporated by reference to Annex A of the
        Company's   Information  Statement  on  Schedule  14C,  filed  with  the
        Securities and Exchange Commission on December 30, 1998.)*

10.22   Amendment No. 1 to the 1998 Stock Incentive Plan.*

10.23 Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Registrant and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.24 Amended and Restated Master Agreement, dated as of November 19, 1997, by and among the Registrant, certain secured creditors of Marvel and certain secured creditors of Panini SpA and Amendments 1 and 2 thereto. (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

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

                                        MARVEL ENTERPRISES, INC.


                                        By:/s/---------------
                                        F. Peter Cuneo
                                        President,Chief Executive Officer, Chief
                                        Financial Officer

                                        Date: April 1, 2002


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

Signature                              Title                           Date
--------------------     ---------------------------------------  -------------
/s/ F. Peter Cuneo
-------------------      President, Chief Executive and Chief
F. Peter Cuneo           Financial Officer and Director           March 27, 2002
                         (principal executive officer)

/s/ Morton E. Handel
--------------------      Chairman of the Board of Directors      March 27, 2002
Morton E. Handel


--------------------                  Director                    March 27, 2002
Avi Arad

s/s Sid Ganis
--------------------                  Director                    March 27, 2002
Sid Ganis

s/sShelley F. Greenhaus
------------------------              Director                    March 27, 2002
Shelley F. Greenhaus


---------------------                 Director
James F. Halpin

/s/ Lawrence Mittman
--------------------                  Director                    March 28, 2002
Lawrence Mittman


/s/ Isaac Perlmutter
---------------------                 Director                    March 27, 2002
Isaac Perlmutter

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENTS SCHEDULE


Marvel Enterprises, Inc.                                                   Page
------------------------                                                   -----

Report of Independent Auditors........................................     F-2
Consolidated Balance Sheets as of December 31, 2000 and  2001.........     F-3
Consolidated Statements of Operations for the years
        ended December 31, 1999, 2000, and 2001.......................     F-4
Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 1999, 2000, and 2001.......................     F-5
Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 2000, and 2001.............................     F-6
Notes to Consolidated Financial Statements............................     F-7


Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts.........................    F-31



     All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Marvel Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Marvel Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Enterprises, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young LLP
New York, New York
March 8, 2002

                            MARVEL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                   December 31,    December 31,
                                                       2000           2001
                                                   ------------   -------------
                                                         (in thousands, except
                                                               hare data)
ASSETS
Current assets:
  Cash and cash equivalents.....................   $   22,803     $ 21,591
  Accounts receivable, net......................       39,236       35,648
  Inventories, net .............................       42,780       20,916
    Income tax receivable.......................          334          334
  Deferred financing costs......................        1,372        9,144
  Prepaid expenses and other current assets.....        6,918       12,594
                                                     --------     --------
     Total current assets.......................      113,443     $100,227

Molds, tools and equipment, net.................        7,005        8,076
Product and package design costs, net ..........        1,603        2,218
Goodwill and other intangibles, net ............      415,582      381,663
Accounts receivable, non-current portion........        8,229       11,890
Deferred charges and other assets...............          114          139
Deferred financing costs........................        7,981       13,357
                                                     --------     --------

     Total assets...............................     $553,957     $517,570
                                                     ========     ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................     $ 18,586     $ 13,052
  Accrued expenses and other ...................       35,879       36,210
  Current portion of credit facility............         --          6,172
  Administrative claims payable.................        7,444        3,500
  Unsecured creditors payable ..................        7,000        5,239
  Deferred revenue..............................        1,467        7,128
                                                     --------     --------
        Total current liabilities...............       70,376       71,301
Senior notes....................................      250,000      150,962
Long term  portion of credit facility...........         --         30,828
Deferred revenue, non-current portion...........         --         14,546
        Total liabilities.......................      320,376      267,637
                                                    ---------     --------
8% cumulative convertible exchangeable
redeemable preferred stock, $.01 par value,
75,000,000 shares authorized, 20,216,941
issued and outstanding in 2000 and 20,795,936
issued and outstanding in 2001, liquidation
preference $10 per share........................      202,185      207,975
                                                     --------     --------

Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000
          shares authorized, none issued........         --           --
Common stock, $.01 par value, 250,000,000
shares authorized, 41,096,278 issued and
33,702,278, outstanding in 2000 and 42,160,858
issued and 34,766,858 outstanding in 2001.......          411          421

Additional paid-in capital......................      216,068      238,769
Deficit.........................................     (152,128)    (162,897)
Accumulated other comprehensive loss............         --        (1,380)
                                                     ---------    ---------
        Total stockholders' equity before
        treasury stock..........................       64,351       74,913
Treasury stock, 7,394,000 shares................      (32,955)     (32,955)
                                                     ---------    ---------
        Total stockholders' equity .............       31,396       41,958
                                                     ---------    ---------

        Total liabilities, redeemable convertible
        preferred stock and stockholders' equity     $553,957     $517,570
                                                     =========    =========


                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                               ---------------------------------
                                               1999          2000        2001
                                               ----------   --------  ----------
                                                      (in thousands, except
                                                        per share data)
Net sales..................................... $319,645     $231,651   $181,224
Cost of sales.................................  150,858      128,531     88,709
                                               ---------    ---------  ---------

Gross profit..................................  168,787      103,120     92,515
Operating expenses:
     Selling, general and administrative......  124,596      107,447     62,048
        Pre-acquisition litigation charge.....     --           --        3,000
        Administrative claims payable no
        longer required.......................     --           --       (3,474)
     Depreciation and amortization............   18,078       30,651      5,559
     Amortization of goodwill and other
        intangibles...........................   25,857       24,012     23,764
                                               ---------    ---------  ---------

        Total expenses........................  168,531      162,110     90,897
                                               ---------    ---------  ---------

Operating income (loss).......................      256      (58,990)     1,618
Interest expense..............................   32,077       31,901     29,174
Other income, net.............................    4,043        4,223      1,055
                                               ---------   ----------  ---------

     Loss before income taxes.................  (27,778)     (86,668)   (26,501)
     Income tax expense ......................    4,482        2,927        647
     Equity in net loss of joint venture......     --           (263)      (325)
                                               ---------   ----------  ---------
     Loss before extraordinary items..........  (32,260)     (89,858)   (27,473)

Extraordinary  (loss)  gain,  net of income
        tax  benefit in 1999 of $1,021 and
        income tax expense of $11,273 in 2001    (1,531)        --       32,738
        Net (loss) income.....................  (33,791)     (89,858)     5,265
                                               ---------   ----------  ---------
Less: preferred dividend requirement..........   14,220       15,395     16,034
                                               ---------   ----------  ---------
        Net loss attributable to Common
        Stock................................. $(48,011)   $(105,253)  $(10,769)
                                               =========   ==========  =========
Basic and diluted net loss per common
        share.................................
   Loss before extraordinary item............. $  (1.39)   $   (3.13)  $  (1.27)
   Extraordinary (loss) gain..................    (0.04)        --         0.96
                                               ---------   ----------  ---------
   Net loss................................... $  (1.43)   $   (3.13)  $  (0.31)
                                               ---------   ----------  ---------
   Weighted average number of common shares...   33,533       33,667     34,322
                                               =========   ==========  =========


                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                       Add'l                  Accumulated
                                                Common      Common    Paid-in    Retained     Other
                                                Stock       Stock     Capital    Earnings     Comprehensive    Treasury      Total
                                               ---------    --------  ---------- ---------    -------------    ----------  --------
                                                                                (in thousands)
Balance at December 31, 1998..................   33,452      $    408  $215,035   $  1,136    $     --         $ (32,955)  $183,624
Issuance of common stock......................       80             1       --         --           --               --           1
Exercise of stock purchase warrants...........       25         --          147        --           --               --         147
Stock warrants exercised by stockholders......       --         --            2        --           --               --           2
Preferred dividend declared...................       --         --          --      14,220)         --               --     (14,220)
Net loss......................................       --         --          --     (33,791)         --               --     (33,791)
                                               ---------     --------- ---------  ---------   ----------       ---------- ----------
                                                                                                    --
Balance at December 31, 1999...................  33,557           409   215,184    (46,875)         --           (32,955)   135,763

Issuance of common stock.......................      80             1       499        --           --               --         500
Stock warrants exercised by stockholders.......      --         --            5        --           --               --           5
Employees' stock options exercised.............      65             1       380        --           --               --         381
Preferred dividend declared....................      --         --          --     (15,395)         --               --     (15,395)
Net loss.......................................      --         --          --     (89,858)         --                      (89,858)
                                               ---------     --------- ---------  ---------   ----------       ---------- ----------
Balance at December 31, 2000...................  33,702           411   216,068   (152,128)         --           (32,955)    31,396

Conversion of preferred to common stock........   1,065            10    10,234        --           --               --      10,244
Stock warrants exercised by stockholders.......      --         --            5        --           --               --           5
Stock warrants issued to third parties.........      --         --       12,462        --           --               --      12,462
Preferred dividend declared....................      --         --          --     (16,034)         --               --     (16,034)

Net income.....................................      --         --          --       5,265          --               --       5,265
Other Comprehensive loss.......................      --         --          --         --        (1,380)                     (1,380)
                                               ---------     --------- ---------  ---------   ----------       ---------- ----------
Comprehensive income...........................      --         --          --         --           --               --       3,885
                                               ---------     --------- ---------  ---------   ----------       ---------- ----------
Balance at December 31, 2001...................  34,767      $    421  $238,769  ($162,897)     ($1,380)        $ 32,955   ($41,958)
                                               =========     ========= =========  =========   ==========       ========== ==========


                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                               ---------------------------------
                                                 1999         2000        2001
                                               ---------    ---------  ---------
                                                       (in thousands)
Net (loss) income............................  ($33,791)    ($89,858)   $ 5,265
Adjustments to reconcile net loss (income)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization............    43,935       54,663     29,323
    Provision for doubtful accounts..........     1,721           81      3,470
    Amortization of deferred financing
       charges...............................     2,888        1,384      2,136
    Deferred income taxes....................     2,922          --         --
    Pre-acquisition litigation charge........       --           --       3,000
    Administrative claims no longer
        required.............................       --           --      (3,474)
    Extraordinary item, net..................     1,531          --     (32,738)
    Changes in operating assets and
        liabilities:
      Accounts receivable....................    (7,544)     16,524      (3,543)
      Inventories............................    (6,798)     (3,395)     21,864
      Goodwill...............................        --         798         --
      Income tax receivable..................     6,069        (334)        --
      Prepaid expenses and other.............      (774)     (2,475)     (5,676)
      Deferred charges and other assets......    (2,315)     (1,831)        (25)
      Equity in net loss of joint venture....       --          263         325
      Accounts payable, accrued expenses
        and other ...........................    (7,029)        (49)    (11,114)
                                               ---------     --------- ---------
Net cash provided by (used in)
        operating activities.................       815      (24,229)     8,813
                                               ---------     --------- ---------
Cash flow used in investing activities:

      Payment of administrative claims, net..   (10,013)      (3,553)    (2,231)
      Net proceeds from sale of Fleer and
        settlement of Panini.................    11,980          --         --
     Purchases of molds, tools and
        equipment............................   (13,660)      (8,483)    (4,311)
     Expenditures for product and package
        design costs.........................    (7,136)      (6,601)    (2,934)
     Other intangibles.......................      (181)         (31)      (516)
     Distributions from joint venture........       --           --       1,081
                                               ---------     --------- ---------
     Net cash used in investing activities.     (19,010)     (18,668)    (8,911)
                                               ---------     --------- ---------

Cash flow from financing activities:
     Payments of bridge facility.............  (200,000)         --          --
     Proceeds from senior notes offering,
        net of offering costs of $11,022.....   238,978          --          --
     Repurchase of Senior Notes..............       --           --     (32,108)
     Proceeds from credit facility...........       --           --      37,000
     Deferred financing costs................       --           --      (6,011)
     Exercise of stock options...............       147          381        --
     Issuance of common stock................         1          500        --
     Proceeds from exercise of
        stock warrants.......................       192            5          5
                                               ---------     --------- ---------
     Net cash provided by (used in)
        financing activities.................    39,318          886     (1,114)
                                               ---------     --------- ---------
     Net increase (decrease) in cash
        and cash equivalents.................    21,123      (42,011)    (1,212)
     Cash and cash equivalents at
        beginning of year....................    43,691       64,814     22,803
                                               ---------     --------- ---------
     Cash and cash equivalents at
        end of year..........................  $ 64,814     $ 22,803   $ 21,591
                                               =========     ========= =========

Supplemental disclosure of cash flow information:
     Interest paid during the year...........  $ 29,768     $ 30,348   $ 15,362
     Net income taxes (recovered) paid
        during the year......................    (4,172)       1,333      2,494
Other non-cash transactions:
     Preferred stock dividends...............    14,220       15,395     16,034
     Warrants issued in connection with
        credit facility......................       --           --      12,462
     Value of Senior Notes received in
        satisfaction of licensing fees from
        a third party.........................      --           --      20,000

                 See Notes to Consolidated Financial Statements.
                                      F-6

                            MARVEL ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

1.  Description of Business and Basis of Presentation

     The Company designs, markets and distributes a limited line of toys to the worldwide marketplace. The Company's products are primarily based upon Spider-Man: The Movie and the movie trilogy based upon Lord of the Rings. Through its acquisition of MEG in 1998, one of the world's most prominent character-based entertainment companies with a proprietary library of over 4,700 characters, the Company has entered the licensing and comic book publishing businesses domestically and internationally.

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

     On October 1, 1998, pursuant to the Plan proposed by the senior secured lenders of MEG and Toy Biz, Inc. (the "Plan"), MEG became a wholly-owned subsidiary of Toy Biz, Inc. Toy Biz, Inc. also changed its name to Marvel Enterprises, Inc. on that date. The acquisition of MEG was accounted for using the purchase method of accounting. The results of the acquired business have been included in the Company's consolidated results of operations from October 1, 1998. The Plan was confirmed on July 31, 1998 by the United States District Court for the District of Delaware, which had been administering the MEG bankruptcy cases, and was approved by the Company's stockholders at a meeting on September 11, 1998.

                            MARVEL ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

     In the preliminary allocation of the purchase price as of December 31, 1998, Fleer/SkyBox ("Fleer"), MEG's subsidiaries engaged in the sale of sports and entertainment trading cards, was presented as an asset held for sale and the Company's maximum liability relating to Panini S.p.A.("Panini"), MEG's Italian subsidiary engaged in the children's activity sticker and adhesive paper business, was presented as a long-term liability on the consolidated balance sheet as of December 31, 1998. In February 1999, the Company sold substantially all of the assets of Fleer for approximately $23.2 million, in cash, after adjustments and assumption of certain liabilities. Proceeds from this transaction were partially used to repay a bridge facility with the remainder used for working capital purposes. On October 8, 1999, the Company received nominal consideration for its equity interest in Panini. In connection with the sale, the Company made a payment to Panini's secured lenders of $11.2 million and obtained a release from the maximum liability, a $27.0 million guarantee of Panini's debt in favor of such secured lenders.

     During 1999, the Company finalized certain preliminary portions of the purchase price allocation relating to its acquisition of MEG. The completion of the purchase price allocation in 1999 resulted in a net decrease in goodwill of $21,694,000. The Company's results of operations for 1999 do not include the results of operations of Fleer and Panini.

     During 2001, the Company concluded that $3,474,000 of the liability related to administrative expense claims included in the final purchase price allocation was no longer required. A reduction in the liability Administrative Claims Payable was included in the accompanying Consolidated Statement of Operations.
In addition, during 2001 the Company realized an income tax benefit of approximately $10,670,000 related to the pre-acquisition net operating losses. This amount was recorded as a reduction of goodwill attributable to the acquisition of MEG.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, except for Panini and Fleer . Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment relate to provisions for returns, other sales allowances and doubtful accounts, future revenues from episodic television series, the realizability of inventories, goodwill and other intangible assets, and the reserve for minimum royalty guarantees and minimum advances, molds, tools and equipment, and product and package design costs. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

Molds, Tools, and Equipment

     Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. At December 31, 2001, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, depreciation and amortization is computed by the straight-line method generally over a three-year period (the estimated selling life of related products) for molds and tooling costs and over the useful life for furniture and fixtures and office equipment. On an ongoing basis, the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization for the years ended December 31, 1999, 2000 and 2001 were approximately $146,000, $9,205,000 and $1,295,0000, respectively.

Product and Package Design Costs

           The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. At December 31, 2001, certain of these costs related to products that were not yet in production or were not yet being sold by the Company. For financial reporting purposes, amortization of product and package design is computed by the straight-line method generally over a three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in amortization for the years ended December 31, 1999, 2000 and 2001 were approximately $486,000, $7,585,000 and $1,540,000 respectively.

Goodwill and Other Intangibles

     Goodwill and other intangibles are stated at cost less accumulated amortization. Goodwill is principally amortized over 20 years and other intangibles are amortized over 3 to 10 years. For the years ended December 31, 1999, 2000 and 2001, amortization of goodwill and other intangibles was approximately $25,857,000, $24,012,000 and $23,764,000, respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001


Long-Lived Assets

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. See "Recent Accounting Pronouncements, SFAS No. 144".

Deferred Financing Costs

     Deferred financing costs, which are mainly costs associated with the Company's Senior Notes and the Company's Credit Facility, are amortized over the term of the related agreements.

Comprehensive Income (Loss)

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income or loss and its components. Comprehensive income or loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for the unrecognized loss related to the minimum pension liability of a former subsidiary. In accordance with SFAS No.130, the Company has chosen to disclose comprehensive loss in the consolidated statements of stockholders' equity.

Research and Development

     Research and development ("R&D") costs are charged to operations as incurred. For the years ended December 31, 1999, 2000 and 2001, R&D expenses were $6,366,000, $13,157,000 and $8,834,000, respectively.

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

     Income from distribution fees, licensing and sub-licensing of characters owned by the Company are recorded in accordance with the distribution agreement and at the time characters are available to the licensee and collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Income related to the licensing of animated television series are recorded in accordance with AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films." Under these guidelines, revenue is recognized when the animated television series is available to the licensee and collection is reasonably assured.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001


Advertising Costs

     Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected unit of sales method during interim periods. For the years ended December 31, 1999, 2000 and 2001, advertising expenses were $39,267,000, $36,211,000 and $6,637,000, respectively. At December 31, 2000 and 2001 the Company had incurred $9,000 and $148,000 respectively, of prepaid advertising costs, principally related to production of advertisement that will be first run in fiscal 2001 and 2002, respectively.

Royalties

     Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on sales of related products. The realizability of minimum guarantees committed are evaluated by the Company based on the projected sales of the related products.

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

Fair Value of Financial Instruments

     The estimated fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The carrying amount of borrowings under the credit facility are estimated to approximate their fair value as the stated interest rates approximate current rates

     The estimated fair values of the Company's Senior Notes and outstanding 8% Preferred Stock is based on market prices, where available or dealer quotes. The carrying amounts and estimated fair values of these financial instruments were as follows:

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001



                                      December 31, 2000       December 31, 2001
                                  ------------------------  --------------------
                                    Carrying    Estimated   Carrying  Estimated
                                    Amount      Fair Value  Amount    Fair Value
                                  -----------   ----------  --------- ----------
                                                (in thousands)
             Senior Notes......... $250,000     $ 92,250     $150,962  $ 80,010
             8% Preferred Stock... $202,185     $ 35,380     $207,975  $ 72,786


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

Loss Per Share

     In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per share is computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic loss per share, except the number of shares is increased assuming the exercise of dilutive stock options and warrants and other dilutive securities using the treasury stock method, unless the effect is anti-dilutive.

Recent Accounting Pronouncements

     SFAS No, 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will continue to be amortized over their useful lives.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001


         The Company will apply the new rules on accounting for goodwill and other intangible assets during the first six months of 2002. The Company recorded approximately $23.5 million of goodwill amortization during the year ended December 31, 2001. The Company will test goodwill for impairment using the two-step process prescribed in Statement No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principal in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

       SFAS No. 144, Accounting For Impairment of Long Lived Assets - On August 1, 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long Lived Assets". The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No.144 prescribes the accounting for long lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

Reclassifications

           Certain prior year amounts have been reclassified to conform with the current year's presentation.

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2001

3.   Details of Certain Balance Sheet Accounts

                                                             December 31,
                                                          ------------------
                                                           2000       2001
                                                          --------  --------
                                                            (in thousands)
Accounts receivable, net, consists of the following:

   Accounts receivable..................................  $ 63,171  $ 52,761

   Less allowances for:
     Doubtful accounts..................................    (4,542)   (5,275)
     Advertising, markdowns, returns, volume
        discounts and...................................   (19,393)  (11,838)

                                                          --------- ---------
          Total.........................................  $ 39,236  $ 35,648
                                                          ========= =========

Inventories, net, consist of the following:
   Toys:
     Finished goods.....................................  $ 31,026  $ 12,039
     Component parts, raw materials and
        work-in-process.................................     8,001     3,849
                                                          --------- ---------
          Total Toys....................................    39,027    15,888
                                                          --------- ---------
   Publishing:
     Finished goods.....................................       298     1,411
     Editorial and raw materials........................     3,455     3,617
                                                          --------- ---------
         Total publishing...............................     3,753     5,028
                                                          --------- ---------

         Total..........................................  $ 42,780  $ 20,916
                                                          ========= =========

Molds, tools and equipment, net, consists of the following:
   Molds, tools and equipment...........................  $ 31,060  $  3,410
   Office equipment and other...........................    10,163    12,096
   Less accumulated depreciation and amortization.......   (34,218)   (7,430)
                                                          --------- ---------
          Total.........................................  $  7,005  $  8,076
                                                          ========= =========

Product and package design costs, net,
        consists of the following:
   Product design costs.................................  $ 13,065  $  2,255
   Package design costs.................................     6,248       864
   Less accumulated amortization........................   (17,710)     (901)
                                                          --------- ---------
          Total.........................................  $  1,603  $  2,218
                                                          ========= =========
Goodwill and other intangibles, net,
        consists of the following:
   Goodwill.............................................  $469,683  $459,012
   Patents and other intangibles........................     3,933     4,448
   Less accumulated amortization........................   (58,034)  (81,797)
                                                          --------- ---------
          Total.........................................  $415,582  $381,663
                                                          ========= =========

Accounts receivable, non -current portion are due as follows:
   2002.................................................   $ 5,485  $    --
   2003.................................................     1,771     7,927
   2004.................................................       575     3,050
   2005 and thereafter..................................     2,000     2,850
   Allowances and discounting...........................    (1,602)   (1,937)
                                                          --------- ---------
          Total.........................................   $ 8,229  $ 11,890
                                                          ========= =========

Accrued expenses and other consists of the following:
   Accrued advertising costs............................   $ 6,802  $  1,817
   Accrued royalties....................................     6,064     2,737
   Inventory purchases..................................     3,630     1,443
   Income taxes payable.................................     5,070     2,051
   MEG acquisition accruals.............................     4,135     1,857
   Accrued expenses - Fleer sale including
        pension benefits................................     2,653     3,946
   Pre-acquisition litigation charge....................       --      3,000
   Accrued interest expense.............................     1,408     9,971
   Other accrued expenses...............................     6,117     9,388
                                                          --------- ---------
          Total.......................................     $35,879   $36,210
                                                          ========= =========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

4.   Debt Financing

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes in a private placement exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Rule 144A under the Act. On
August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of the senior notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable senior notes ("Senior Notes"). The Senior Notes are due June 15, 2009 and bear interest at 12% per annum payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning on June 15, 2007. In addition, 35% of the Senior Notes may, under certain circumstances, be redeemed before June 15, 2002 at 112% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries.

     In February 1999, the Company recorded an extraordinary charge of approximately $1.5 million, net of tax benefit for the write-off of deferred financing costs in connection with the repayment of certain interim financing facilities.

     On October 5, 2001, the Company terminated its Revolving Credit Facility with Citibank N.A., and replaced $12.4 million of letters of credit outstanding under the Citibank Facility with letters of credit guaranteed by Object Trading Corp. ("Object Trading"), a corporation wholly-owned by Isaac Perlmutter, a director, employee and major stockholder of the Company as well as Vice-Chairman of the Board of Directors. The $3.4 million letter of credit issued in connection with the appeal in the MacAndrews & Forbes litigation (See Note 13) was also guaranteed by Object Trading. The Company granted to Object Trading a first security interest in the same assets that were granted as security under the Citibank agreement.

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for an $80 million senior credit facility (the "Credit Facility") . The Credit Facility is comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $60 million multiple draw three year amortizing term loan facility available until January 31, 2002. Prior to January 31 ,2002, the Company drew down $37 million which was used to finance the repurchase a portion of the Company's Senior Notes. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bear interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% (5.4% at December 31, 2001). The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date which is five days prior to the final maturity for the term loan facility. The $15.8 million of letters of credit previously issued by Object Trading were replaced by letters of credit issued by HSBC Bank USA. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio and restrictions on paying cash dividends. The Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; (c) a first priority perfected lien in 65% of the capital stock of each of the Company's

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001


foreign subsidiaries; and (d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

     In consideration for the Credit Facility, the Company issued a warrant to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants have an exercise price of $3.62, a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of $1,980,000 included in deferred financing costs on the Consolidated Balance Sheet and is being amortized over the term of the Credit Facility using the effective interest method.

     In connection with the Credit Facility, the Company and Isaac Perlmutter entered into a Guaranty and Security Agreement. Under the terms of the Guaranty, Mr. Perlmutter has guaranteed the payment of the Company's obligations under the Credit Facility in an amount equal to 25% of all principal obligations relating to the Credit Facility plus an amount, not to exceed $10 million, equal to the difference between the amount required to be in the cash reserve account maintained by the Company and the actual amount on deposit in such cash reserve account at the end of each fiscal quarter; provided that the aggregate amount guaranteed by Mr. Perlmutter will not exceed $30 million. Under the terms of the Security Agreement, Mr. Perlmutter has provided the creditors under the Credit Facility with a security interest in the following types of property, whether currently owned or subsequently acquired by him: all promissory notes, certificates of deposit, deposit accounts, checks and other instruments and all insurance or similar payments or any indemnity payable by reason of loss or damage to or otherwise with respect to any such property.

     In consideration for the Guaranty and Security Agreement, the Company issued Mr. Perlmutter a warrant to purchase up to five million shares of the Company's common stock. These warrants have an exercise price of $3.11, a life of five years and whose exercisability is determined by a calculation reflecting the amounts guaranteed by Mr. Perlmutter. Based on the amount outstanding under the Credit Facility, 3,867,708 warrants were exercisable by Mr. Perlmutter at December 31, 2001. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of the excercisable warrants was $10,481,489 and is included in the Consolidated Balance Sheet as deferred financing costs and is being amortized as interest expense over the three year term of the Credit Facility using the effective interest method.

        During 2001, the Company, through a series of transactions, reacquired an aggregate $99.0 million principal amount of its Senior Notes at an aggregate cost of $54.4 million, including $2.5 million of accrued interest. The principal amount includes $39.2 million with a fair value of $19.7 million received in satisfaction of licensing fees from a third party, as described in Note 9. The principal amount also includes $46.6 million purchased from Mr. Perlmutter for $24.9 million. The Company recorded an extraordinary gain of $32.7 million, net of write-offs of deferred financing fees of $3.2 million and income taxes of $11.3 million.

5.   Stockholders' Equity

     The  8%  Preferred   Stock  is  convertible   into  1.039  fully  paid  and
non-assessable shares of common stock of the Company. The Company is required to redeem all outstanding shares of the 8% Preferred Stock on October 1, 2011

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                December 31, 2001

at $10.00 per share plus all accrued and unpaid dividends. The 8% Preferred Stock generally votes together with the common stock on all matters. The Company has the option to pay the dividend in cash or additional 8% Preferred Stock. On March 31, June 30, September 30 and December 31, 2001, the Company issued 396,748, 398,286, 400,567 and 407,725 shares, respectively, of 8% Preferred
Stock in payment of dividends declared and payable to stockholders of record on those dates. During the year ended December 31, 2001, 1,024,282 preferred shares were converted to common stock.

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

As of December 31, 2001, the Company had reserved shares
        of common stock for issuance as follows:
     Conversion of 8% preferred stock.........................    21,606,978
     Exercise of common stock purchase warrants...............    14,499,708
     Exercise of common stock options.........................     9,717,541
                                                                ------------
                                                        Total     45,824,227
                                                                ============

6.   Stock Option Plans

     Under the terms of the Company's 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan"), incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares may be granted to officers, employees, consultants and directors of the Company and its subsidiaries. In November 1998, the Company authorized a maximum aggregate number of shares of Common Stock as to which options and rights may be granted under the Stock Incentive Plan of 6.0 million shares, including options described below, provided that the number of shares of Common Stock that may be the subject of awards granted to any individual during any calendar year may not exceed one million shares.

     In 2001, the Company determined that the number of shares remaining under the 1998 Plan is insufficient to continue to meet the Company's needs of attracting and retaining executive officers, directors and other key employees. The Company also determined that the limit on the number of shares of Common Stock that may be the subject of awards granted to an individual during a calendar year should also be increased to allow the Company to attract and retain individuals of exceptional talent and importance to the Company. As a result, on November 28, 2001, the Company adopted an amendment to the 1998 Plan increasing the number of shares of Common Stock that may be issued upon exercise of awards under the 1998 Plan by an additional 10.0 million shares and increasing the number of such shares that may be the subject of awards granted to any individual during any calendar year to four million shares.

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2001

Information with respect to options under the stock option plans are as follows:

                                                            Option     Weighted
                                                            Price per  Average
                                                 Shares      Share     Exercise
                                              ----------  ----------- ----------
Outstanding at December 31, 1998.............  3,551,000   $5.88-$6.25
Canceled.....................................   (379,250)                $6.06
Exercised....................................    (25,000)                $5.88
Granted (under 1998 Stock Incentive Plan)....  2,138,000                 $6.47
Outstanding at December 31, 1999.............  5,284,750   $5.00-$7.25
Canceled.....................................   (763,250)                $6.13
Exercised....................................    (64,750)                $5.88
Granted......................................    616,000                 $5.63
Outstanding at December 31, 2000.............  5,072,750   $4.31-$7.38   $6.21
Canceled..................................... (1,035,209)                $5.63
Exercised....................................        --                  $  --
Granted......................................  5,680,000                 $3.37
Outstanding at December 31, 2001.............  9,717,541   $2.38-$7.38   $4.61
Exercisable at December 31, 2001.............  8,205,040   $2.50-$7.38   $4.67


     Options granted in 1998 under the Stock Incentive Plan vest generally in four equal installments beginning with the date of the grant. Options granted subsequent to 1998 vest generally in three equal installments beginning 12 months after the date of grant. At December 31, 2001, 6,032,709 shares were available for future grants of options and rights. At December 31, 2001, the weighted average remaining contractual life of the options outstanding is 8.50 years.

     On November 30 2001, the Company entered into a six year employment agreement with Mr. Perlmutter. The agreement, among other things provides for a minimal salary and a six year warrant to purchase 3,950,000 common shares at a price of $3.30 per share. The warrant may be exercised at any time. Shares obtained under the warrant are restricted shares until they fully vest. The vesting period for the shares is one third on the fourth, fifth and sixth anniversary of the agreement. At December 31, 2001, this warrant was not exercised in whole or in part.

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

                        MARVEL ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2001


                                                     Years Ended December 31,
                                               ---------------------------------
                                                  1999        2000        2001
                                               ----------   ---------  ---------
                                                       (in thousands, except
                                                           per share data)
Net (loss) income, as reported.............     ($33,791)   ($89,858)   $ 5,265
Pro forma net (loss) income................      (39,214)    (94,972)       885
Pro forma net (loss) per share
    attributable to Common Stock -- basic
    and diluted.............................      ( 1.59)     ( 3.28)      (.44)

     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1999 of: risk free interest rates ranging from 5.19% to 6.36%; no dividend yield; expected volatility of 0.553; and expected life of three years. The weighted average assumptions for the 2000 grants are risk free interest rates ranging from 6.12% to 6.72%: no dividend yield: expected volatility of 0.550: and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%: no dividend yield; expected volatility of 0.920: and expected life of three years. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

7.    Joint Venture

         The Company has entered into a jointly owned limited partnership with Sony Pictures to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man character. The Company accounts for the activity of this joint venture under the equity method and has recognized losses of approximately $263,000 and $325,000 for the years ended December 31, 2000 and 2001, respectively. Through December 31, 2001, the joint venture has not recorded any revenues.

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

     During the year ended December 31, 1999, three customers accounted for approximately 29%, 18% and 11% of total net toy sales. During the year ended December 31, 2000, three customers accounted for approximately 26%, 15% and 8% of total net toy sales. During the year ended December 31, 2001, three customers accounted for approximately 18%, 18 % and 8% of total net toy sales.

     The Company's Hong Kong subsidiary supervises the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit. During the years ended December 31, 1999, 2000 and 2001, international sales were approximately 15%, 28%, and 23 %, respectively, of total net toy sales. During the years ended December 31, 1999, 2000 and 2001, the Hong Kong operations reported operating income of approximately $5,055,000, $7,198,000 and $519,000 and income before income taxes of $5,472,000, $7,410,000 and $888,000, respectively. At December 31, 2000 and 2001, the Company had assets in Hong Kong of approximately $4,583,000 and $4,317,000, respectively

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                December 31, 2001

excluding  amounts due from the Company.  The Hong Kong  subsidiary  represented
$38,057,000  and  $39,315,000,   respectively,  of  the  Company's  consolidated
retained earnings during the years ended December 31, 2000 and 2001.

9.   Restructuring of Toy Biz Operations

     In connection with the discontinuance of certain categories of its toy business in an effort to position it for improved financial and operating performance, the Company recorded approximately $22.9 million in charges in the fourth quarter of 2000. These charges related primarily to reductions of inventories to net realizable value, write-offs of molds, tools and product and package design costs. These costs are reflected in the following captions in the statement of operations.

                                                 (in thousands)
     Net sales (allowances)................      $  1,500
     Cost of sales.........................         3,800
     Selling general and administrative....           800
     Depreciation and amortization.........        16,800
                                                 --------
                                                 $ 22,900
                                                 ========




     During 2001, the Company entered into a license agreement with Toy Biz Worldwide, Ltd ("TBW"), an unrelated entity, covering the manufacture and sale of toy action figures and accessories of all Marvel characters other than those based upon the upcoming Spider-Man movie. TBW opted to use the Toy Biz name for marketing purposes, but Marvel has no ownership in TBW nor any other obligations or guarantees. The license agreement has a term of 66 months and included the payment to Marvel of a minimum guaranteed royalty of $20.0 million. In addition, the Company and TBW have entered into other agreements which requires Marvel to provide TBW with certain administrative and management support for which TBW is to reimburse Marvel. For the six months ended December 31, 2001 the Company was reimbursed approximately $1.7 million for administrative and management support. The company is recognizing the revenue related to this license over the term of the agreement. As of December 31, 2001, the Company has deferred a total of $17.8 million of the minimum guaranteed royalty, of which $3.2 million is classified as current liabilities.

     During 2001, the Company sold the rights and inventory to a FCC approved toy component to a company controlled by TBW for $3.5 million.

     In addition to toys related to Spider-Man: The Movie characters, the Company continues to distribute toys based on certain other non-Marvel characters. These operations are not effected by the license and other arrangements with TBW.

10.   Income Taxes

     Income tax expense is summarized as follows:

                                                    Years Ended December 31,
                                              ---------  ---------    --------
                                                1999       2000         2001
                                              ---------  ---------    --------
                                                     (in thousands)
Current:
     Federal...........................       $ (146)    $   --        $ --
     State.............................          534        431         384
     Foreign...........................        1,172      1,698         263
                                              ---------  --------    ---------
                                               1,560      2,129         647
Deferred:
     Federal...........................        2,794        642          --
     State.............................          128        156          --
                                              ---------  --------    ---------
                                               2,922        798          --
                                              ---------  --------    ---------
Income tax expense ....................       $4,482     $2,927        $647
                                              =========  ========    =========


                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

     The differences the between statutory Federal income tax rate and the effective tax rate are attributable to the following:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                      1999      2000       2001
                                                   ---------  --------  --------
Federal income tax provision computed at the
         statutory rate.........................     (35.0%)   (35.0%)   (35.0%)
State taxes, net of Federal income tax effect...       1.9%      0.4%      1.0%
Non-deductible amortization expense.............      30.0%      9.2%     31.5%
Foreign taxes...................................       2.9%      1.5%      1.0%
Purchase accounting.............................      17.1%     (2.1%)   (12.2%)
Increase in valuation allowance.................        --      29.7%     16.7%
Other...........................................      (0.8%)    (0.3%)    (0.5%)
Total provision for income taxes................      16.1%      3.4%      2.5%


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


                                                              December 31,
                                                          ---------------------
                                                            2000       2001
                                                          --------- ---------
                                                             (in thousands)

    Deferred tax assets:

            Accounts receivable ......................    $  4,933  $  5,599
            Inventory.................................       9,029     2,973
            Sales returns reserves....................       1,736     2,443
            Employment reserves.......................       4,091     4,073
            Restructuring and other reserves..........       1,505     2,866
            Reserve related to foreign investments....       3,546     4,293
            Net operating loss carryforwards..........      85,704    75,928
            Tax credit carryforwards..................       3,145     3,145
            Other.....................................         274       222
                                                          --------- ---------
            Total gross deferred tax assets...........     113,963   101,542
            Less valuation allowance..................    (106,594)  (92,851)
            Net deferred tax assets...................       7,369     8,691
                                                          --------- ---------
   Deferred tax liabilities:
            Depreciation/amortization ................         438     3,620
            Licensing, net............................       6,931     5,071
                                                          --------- ---------
            Total gross deferred tax liabilities......       7,369     8,691
                                                          --------- ---------
            Net deferred tax asset (liability)........    $     --  $     --
                                                          ========= =========


                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                December 31, 2001

     During 2000 and 2001, the Company recorded a valuation allowance against its deferred tax assets as it was not assured that such assets would be realized in the future. The valuation allowance at December 31, 2001 includes $24.8 million which, if realized, will be accounted for as a reduction of goodwill.

     At December 31, 2001, the Company expects to have Federal net operating loss carryforwards of approximately $157.7 million. These loss carryforwards will expire in years 2007 through 2021. Of the total Federal loss carryforwards, approximately $95.6 million is subject to a Section 382 limitation. Any realization of the amount of loss subject to this limitation will be accounted for as a reduction of goodwill. Additionally, the Company expects to have state and local net operating loss carryforwards of approximately $330.8 million. The state and local loss carryforwards will expire in various jurisdictions in years 2002 through 2021. The state and local loss carryforwards are generally subject to the Section 382 limitation. Benefit was not provided for either the Federal or state and local net operating loss carryforwards at December 31, 2001.

11.   Quarterly Financial Data (Unaudited)

     Summarized quarterly financial information for the years ended December 31, 2000 and 2001 is as follows:

                                      2000                                  2001
                      ----------------------------------   -------------------------------------------
Quarter Ended         Mar. 31  June 30  Sept.30  Dec. 31    March 31    June 30    Sept. 30    Dec 31
                      -------- -------- -------- -------   ----------   --------   ---------   -------
                               (in thousands, except per share data)
Net sales............ $43,187  $51,041  $73,461  $63,962    $42,672     $45,932    $43,026     $49,594
Gross profit.........  20,838   26,713   34,546   21,023     18,349      23,529     19,838      30,799
(Loss) income before
 extraordinary gain..  (9,277)  (2,384)    (520) (46,809)      (570)         90       (910)      3,008
Extraordinary gain...      --       --       --       --         --          --     13,645      19,093
Net (loss) income.... (16,646)  (10,587) (9,196) (53,429)    (8,687)     (7,404)    (1,104)     22,460
Preferred dividend
 Requirement.........   3,735     3,810   3,886    3,964      3,968       3,983      4,006       4,077
Net(loss) income
attributable to common
shares............... (20,381)  (14,397)(13,082) (57,393)   (12,655)    (11,387)    (5,110)     18,383
Basic and dilutive
net loss before
extraordinary gain
per common share.....  ($0.61)   ($0.43) ($0.39)  ($1.70)    ($0.37)     ($0.33)    ($0.54)     ($0.02)


     The quarterly period ended December 31, 2000 includes charges totaling $22.9 million related to the discontinuance of certain of the Company's toy categories.

     The quarterly period ended December 31, 2001 includes the reversal of $3,474,000 of Administrative Claims Payable no longer required and a gross profit effect of $1,713,000 related to inventory reserves provided in previous periods.

     The loss per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly loss per common share amounts may not equal the loss per common share for the year.

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                December 31, 2001



     12.   Related Party Transactions

      Mr. Perlmutter indirectly owns approximately $34.9 million of the Company's 8% Preferred Stock obtained in connection with the Plan.

      An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, acts as the Company's media consultant in placing the Company's advertising and, in connection therewith, receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 1999, 2000 and 2001, the Company paid fees and commissions to the affiliate totaling approximately $1,170,000, $966,000 and $159,000, respectively, relating to such advertisements.

     The Company accrued royalties to Mr. Arad for toys he invented or designed of $2,981,000, $1,551,000 and $866,000 during the years ended December 31, 1999,
2000 and 2001, respectively. An affiliate of the Company, which is wholly-owned by Mr. Arad, provides production services in connection with the Company's animated television series. During the years ended December 31, 2000 and 2001, the Company paid production fees to this affiliate of $70,000 and $150,000 respectively. At December 31, 2000 and 2001, the Company had an accrual to Mr. Arad of $378,000 and $182,000, respectively, for unpaid royalties.

     The Company shares office space and certain general and administrative costs with affiliated entities. Rent allocated to affiliates for the years ended December 31, 1999, 2000 and 2001 was $106,000, $67,000 and $80,000,
respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

     The Company has entered into an agreement granting the exclusive distribution rights to an unrelated entity to sell Marvel character based toys to specialty stores in the U.S. Included in deferred revenues is a $2.5 million prepayment received by the Company for future toy purchases. Any unused portion of this prepayment has been guaranteed by Mr. Perlmutter.

        The Company paid producer fees in regards to its television series to a Company wholly owned by a Director and employee of approximately $46,000, $155,000 and $168,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company reimbursed Mr. Perlmutter for $7,927 in legal fees in connection with his Guaranty of the Credit Facility.

13.  Commitments and Contingencies

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commenced on or about April 1, 2001 and terminates on July 31, 2006. At December 31, 2001, the Company has a rent deposit with the landlord in the amount of $4.4 million.

      The Company is a party to various other non-cancelable operating leases involving office and warehouse space expiring on various dates from May 2005 through April 2010. The leases are subject to escalations based on cost of living adjustments and tax allocations. Minimum future obligations under all operating leases are as follows:

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                December 31, 2001

                            (in thousands)
      2002..............       $  4,726
      2003..............          4,829
      2004..............          4,850
      2005..............          4,885
      2006..............          2,995
      Thereafter........          1,414
                               --------
                               $ 23,699

     Rent  expense  amounted  to  approximately  $2,691,000,   $2,514,000,   and
$3,639,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     In June 2000, the Company entered into a merchandise licensing agreement to manufacture and distribute a line of toys associated with a motion picture trilogy. The first motion picture in the trilogy was released on December 19, 2001 and the remaining two are expected to be released during the fourth quarters of 2002 and 2003, respectively. In connection with this licensing agreement and future minimum royalty obligations, the Company was required to provide the licensor with a $5.0 million cash payment and a standby letter of credit in the amount of $10.0 million which is outstanding at December 31, 2001.

     The Company is a party to various other royalty agreements with future guaranteed royalty payments through 2001. Minimum future obligations under all royalty agreements are as follows:

                            (in thousands)
     2002..............       $  5,165
     2003..............          5,235
     2004..............             50
                              --------
                              $ 10,450

           The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such business.

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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001



hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon has filed a Notice of Appeal but no date for the appeal has been scheduled.

     X-Men Litigation. In April 2001, Twentieth Century Fox Film Corporation sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc. and
Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with the contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which was released in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims (ii) granted Fox's motion for a preliminary injunction but only as to the defendants use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and (b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The preliminary injunction will not have a significant effect on the Company's operations. In January 2002, the United States Appeals Court for the Second Circuit, in response to Fox's appeal, affirmed the District Court's denial of Fox's motion for a preliminary injunction to prevent the airing of the Mutant X series and remanded the case to the District Court for further proceedings consistent with its opinion. At the present time, the parties are engaged in pre-trial discovery with a trial on the merits scheduled for November 2002.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed and intends to vigorously prosecute an appeal. The Company was required to post a letter of credit in the amount of the judgement plus interest. The Company has provided for this judgment during the second quarter of 2001 in the Consolidated Statement of Operations.

         Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. As of December 31, 2001, the Company has settled substantially all Administrative Expense Claims and believes the accrual of $3.5 million is sufficient to provide for its remaining obligations.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

14.   Benefits Plans

     The Company has a 401(k) Plan covering substantially all of its employees. In addition, in connection with the sale of Fleer, the Company retained certain liabilities related to a defined benefit pension plan for certain Fleer employees. In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit participation by new participants. The accumulated benefit obligation is approximately $17.0 million of which approximately $1.4 million is unfunded at December 31, 2001. This amount is recorded as a component of accumulated other comprehensive loss and is being amortized over the remaining lives of the participants. Plan expenses for the years ended December 31, 1999, 2000 and 2001 were not significant.

15.   Segment Information

     Following the Company's acquisition of MEG, the Company realigned its businesses into three segments: Toy Merchandising and Distributing, Publishing and Licensing Segments.

Toy Merchandising and Distributing Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon Spider-Man: The Movie as well as properties that the Company licenses in from other studios such as the Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz designs, produces & sells kites in both the mass market stores & specialty hobby shops.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

Licensing Segment

     The licensing segment relates to the licensing of or joint ventures involving the Marvel Characters for use with (i) merchandise and toys, (ii) promotions, (iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) restaurants, theme parks and site-based entertainment.


                                Toys    Publishing  Licensing    Corp    Total
                               -------  ----------  --------- -------- ---------
                                                   (in thousands)
Year ended December 31, 1999
Net sales..................... $245,775  $ 43,007    $30,863      --   $319,645
Gross profit..................  119,788    18,725     30,274      --    168,787
Operating income (loss).......   10,932     3,707       (100) $(14,283)     256
EBITDA(1).....................   30,282     8,341     19,851   (14,283)  44,191

Total capital expenditures....   20,796       --         --       --     20,796

Identifiable assets for
    continuing operations.....  184,973    86,263    383,401      --    654,637
Total identifiable assets..... $184,973   $86,263   $383,401  $   --   $654,637


                                Toys    Publishing  Licensing    Corp    Total
                               ------- -----------  ---------  ------- ---------
                                                       (in thousands)
Year  ended December 31, 2000
Net sales..................... $167,309   $45,183   $ 19,159       --  $231,651
Gross profit..................   61,651    22,857     18,612       --   103,120
Operating (loss) income.......  (45,296)    9,099    (15,222)  $(7,571) (58,990)
EBITDA(1).....................  (13,762)   12,282      4,724    (7,571)  (4,327)

Total capital expenditures....   15,038        41          5       --    15,084

Identifiable assets for
      continuing operations... $109,939   $76,808   $367,210    $  --  $553,957
Total identifiable assets..... $109,939   $76,808   $367,210    $  --  $553,957


                                 Toys   Publishing  Licensing    Corp    Total
                               -------- ----------  ---------  ------- --------
                                                      (in thousands)
Year  ended December 31, 2001
Net sales.....................  $91,708   $49,504   $40,012      $ --  $181,224
Gross profit..................   26,932    25,577    40,006        --    92,515
Pre-acquisition litigation
     charge...................       --        --    (3,000)       --    (3,000)
Operating (loss) income.......   (5,807)   14,438     2,508     (9,521)   1,618
EBITDA(1).....................      422    17,618    22,422     (9,521) $30,941

Total capital expenditures....  $ 7,201        30        14        --     7,245

Identifiable assets for
     continuing operations....  $90,856   $74,213  $352,501      $ --  $517,570
Total identifiable assets.....  $90,856   $74,213  $352,501      $ --  $517,570


(1) "EBITDA" is defined as earnings before extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

                     16. Supplemental Financial Information

     The following represents the supplemental consolidating condensed financial statements of Marvel Enterprises, Inc., which is the issuer of the Senior Notes, and its subsidiaries that guarantee the Notes and the non-guarantor subsidiaries as of December 31, 2000 and 2001 and for each of the three years ended December 31, 2001 .

                                                 Issuer
                                                  And        Non-
                                               Guarantors  Guarantors     Total
                                               ----------  ----------   --------
                                                        (in thousands)
For The Year Ended December 31, 1999
Net sales..............................           $280,355   $39,290    $319,645
Gross profit...........................            154,759    14,028     168,787
Operating (loss) income................            (4,925)     5,181         256
Net (loss) income......................           (37,994)     4,203     (33,791)

For The Year Ended December 31, 2000
Net sales..............................           $181,554   $50,097    $231,651
Gross profit...........................             85,213    17,907     103,120
Operating (loss) income................           (66,463)     7,473    (58,990)
Net (loss) income......................           (96,154)     6,296    (89,858)

For The Year Ended December 31, 2001
Net sales..............................           $157,893   $23,331    $181,224
Gross profit...........................             86,190     6,325      92,515
Operating income.......................                875       743       1,618
Net income ............................              3,872     1,393       5,265

                                          Issuer
                                          And          Non-      Inter-
                                        Guarantors Guarantors  Company   Total
                                        ---------- ---------- -------- --------
December 31, 2000
Current assets ......................... $109,870   $ 3,573    $   --   $113,443
Non-current assets......................  439,504    40,347    (39,337)  440,514
                                         --------   --------  --------- --------
Total assets............................ $549,374   $43,920    (39,337) $553,957
                                         =========  ========  ========= ========
Current liabilities.....................  103,233     6,480   (39,337)    70,376
Non-current liabilities.................  250,000        --        --    250,000
8% Preferred Stock......................  202,185        --        --    202,185
Stockholders' equity (deficit)..........   (6,044)   37,440        --     31,396
                                         --------   --------  --------- --------
                                         $549,374   $43,920   ($39,337) $553,957
                                         =========  ========  ========  ========
December 31, 2001
Current assets.......................... $ 98,481   $ 1,746   $    --   $100,227
Non-current assets......................  414,772    41,019    (38,448)  417,343
                                         --------   --------  --------  --------
Total assets............................ $513,253   $42,765   ($38,448) $517,570
                                         =========  ========  ========  ========
Current liabilities.....................  106,097     3,652    (38,448)   71,301

Non-current liabilities.................  196,336        --         --   196,336
8% Preferred Stock......................  207,975        --         --   207,975
Stockholders' equity....................    2,845    39,113         --    41,958
                                         --------   --------  --------  --------
                                         $513,253   $42,765   ($38,448) $517,570
                                         =========  ========  ========  ========

                            MARVEL ENTERPRISES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                December 31, 2001


                                                Issuer
                                                and         Non-
                                                Guarantors  Guarantors    Total
                                               ----------- ----------  ---------
                                                       (in thousands
 Year Ended December 31, 1999

Cash flows from operating activities:
Net (loss) income............................. ($37,994)    $4,203     ($33,791)
                                               =========== ==========  =========
  Net cash provided by operating activities...       57        758          815
  Net cash used in investing activities.......  (18,981)       (29)     (19,010)
  Net cash provided by financing activities...   39,318         --       39,318
                                               ----------- ----------  ---------

Net increase in cash..........................   20,394        729       21,123
Cash, at beginning of year....................   42,257      1,434       43,691
                                               ----------- ----------  ---------
Cash, at end of year..........................  $62,651     $2,163      $64,814
                                               =========== ==========  =========
Year Ended December 31, 2000

Cash flows from operating activities:
Net (loss) income............................. ($96,154)    $6,296     $(89,858)
                                               =========== ==========  =========
  Net cash used in operating activities.......  (22,599)    (1,630)     (24,229)
  Net cash used in investing activities.......  (18,647)       (21)     (18,668)
  Net cash provided by financing activities...      886         --          886
                                               ----------- ----------  ---------
Net decrease in cash..........................  (40,360)    (1,651)     (42,011)
Cash, at beginning of year....................   62,651      2,163       64,814
                                               =========== ==========  =========
Cash, at end of year..........................  $22,291     $  512      $22,803
                                               =========== ==========  =========
Year Ended December 31, 2001

Cash flows from operating activities:
Net income ...................................  $ 3,872     $1,393      $ 5,265
  Net cash provided by operating activities...    8,181        632        8,813
  Net cash used in investing activities.......   (8,896)       (15)      (8,911)
  Net cash provided by financing activities...   (1,114)        --       (1,114)
                                               ----------- ----------  ---------
Net decrease (increase) in cash...............   (1,829)       617       (1,212)
Cash, at beginning of year....................   22,291        512       22,803
                                               =========== ==========  =========
Cash, at end of year..........................  $20,462    $ 1,129      $21,591
                                               =========== ==========  =========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2001

                        VALUATION AND QUALIFYING ACCOUNTS


                                                   Allowances
                                    Balance       Acquired in      Charged to
                                    At Beginning  MEG Acquisition Sales or Costs   Charges to                  Balance
Description                         of Period     Acquisition      and Expenses  Other Accounts   Deductions   at End
----------------------------        ------------  --------------- -------------- --------------   ----------   -------
                                                               (in thousands)
Year Ended December 31, 1999

Allowances included in Accounts
   Receivable. Net:
Doubtful accounts -- current.........   3,608           --             1,141(3)     --               798       3,951
oubtful accounts -- non-current......     521           --               580(2)     --               121         980
Advertising, markdowns, returns,
   volume discounts and other........  21,315         (380)           47,728(1)     --            44,102      24,561

Year Ended December 31, 2000

Allowances included in Accounts
   Receivable. Net:
Doubtful accounts -- current.........   3,951           --               899(4)     --               308       4,542
Doubtful accounts -- non-current.....     980           --             (980)(2)     --                --          --
Advertising, markdowns, returns,
   volume discounts, and other.......  24,561           --            32,779(1)     --            37,947      19,393

Year Ended December 31, 2001

Allowances included in Accounts
   Receivable. Net:
Doubtful accounts--current............  4,542          --              3,470(5)     --             2,737       5,275
Doubtful accounts--non-current........     --          --                 --        --                --         --
Advertising, markdowns, returns,
   volume discounts and other......... 19,393          --             15,037(1)     --            22,592      11,838

(1)  Charged to sales
(2)  Charged to costs and expenses.
(3)  1,228 charged to costs and expenses and (87) charged to sales.
(4)  962 charged to costs and expenses and (63) charged to sales
(5)  3,693 charged to costs and expenses and (223) charged to sales