Form 10-Q
period 2002-03-31
MARVEL ENTERPRISES INC
filed 2002-05-15
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ---------- to -------------

                         Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3711775
----------------------------------------               -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


10 East 40th Street, New York, NY                            10016
----------------------------------------                ------------------
(Address of principal executive offices)                   (Zip Code)

                                  212-576-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

At May 1, 2002, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 35,284,207 shares of Common Stock.

                                    TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I.  FINANCIAL INFORMATION.....................................       1

   Item 1.  Financial Statements (unaudited).......................       1

            Condensed Consolidated Balance Sheets as of March 31, 2002
                and December 31, 2001..............................       1

            Condensed Consolidated Statements of Operations and
                Other Comprehensive Income (Loss) for the Three
                Months Ended March 31, 2002 and 2001...............       2

            Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 2002
                and 2001...........................................       3

            Notes to Condensed Consolidated Financial Statements...       4

   Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations....................      12
                General............................................      12
                Results of Operations..............................      13
                Liquidity and Capital Resources....................      14

PART II. OTHER INFORMATION.........................................      15

   Item 1.  Legal Proceedings......................................      15

   Item 2.  Exhibits and Reports on Form 8-K.......................      16

SIGNATURES.........................................................      16


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                            MARVEL ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       March 31,    December 31,
                                                         2002          2001
                                                       ----------   -------------
                                                           (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents...........................     $24,657        $21,591
 Accounts receivable, net............................      51,030         35,648
 Inventories, net....................................      20,935         20,916
 Income tax receivable...............................         334            334
 Deferred financing costs............................      10,086          9,144
 Prepaid expenses and other current assets...........       6,291         12,594
                                                       -----------    ----------
     Total current assets............................     113,333        100,227

Goodwill, net........................................     380,181        380,675
Other intangibles, net...............................         904            988
Molds, tools and equipment, net......................       7,600          8,076
Product and package design costs, net................       2,359          2,218
Accounts receivable, non current portion.............       8,672         11,890
Deferred charges and other assets....................         122            139
Deferred financing costs.............................      12,505         13,357
                                                       -----------    ----------
     Total assets....................................    $525,676       $517,570
                                                       ===========    ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................     $13,680       $13,052
 Accrued expenses and other..........................      39,567        36,210
 Current portion of credit facility..................       9,243         6,172
 Administrative claims payable.......................       3,594         3,500
 Unsecured creditors payable.........................       5,263         5,239
 Deferred revenue....................................       7,896         7,128
                                                       -----------    ----------
     Total current liabilities.......................      79,243        71,301
                                                       -----------    ----------
 Senior notes........................................     150,962       150,962
 Long term portion of credit facility................      27,757        30,828
 Deferred revenue....................................      13,637        14,546
                                                       -----------    ----------
     Total liabilities...............................     271,599       267,637
                                                       -----------    ----------

Redeemable cumulative convertible
        exchangeable preferred stock.................     210,686       207,975
                                                       ----------     ---------
Stockholders' equity
 Common stock........................................         424           421
 Additional paid-in capital..........................     243,406       238,769
 Accumulated deficit.................................   (166,268)      (162,897)
 Accumulated other comprehensive loss................     (1,216)        (1,380)
                                                       -----------    ----------
     Total stockholders' equity before treasury
        stock........................................     76,346         74,913
Treasury stock.......................................    (32,955)       (32,955)
                                                       -----------    ----------
     Total stockholders' equity......................     43,391         41,958
                                                       -----------    ----------
     Total liabilities, redeemable convertible
     preferred stock and stockholders' equity........   $525,676       $517,570
                                                       ===========    ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                      (In thousands, except per share data)
                                   (unaudited)

                                                               Three Months
                                                               Ended March 31,
                                                               2002      2001
                                                             ------     -------
Net sales............................................        $57,222    $42,672
Cost of sales........................................         28,804     24,323
                                                             --------   --------
Gross profit.........................................         28,418     18,349
Operating expenses:
     Selling, general and administrative.............         18,111     12,196
     Depreciation and amortization...................            946        802
     Amortization of goodwill and other intangibles..             85      5,921
                                                            --------   --------
Total operating expenses.............................         19,142     18,919
                                                             --------   --------
Operating income (loss)..............................          9,276       (570)
Interest expense, net................................          7,893      7,867
                                                             --------   --------
Income (loss) before income taxes....................          1,383     (8,437)
Income tax expense...................................            623        154
                                                             --------   --------
Income (loss) before equity in net loss of joint
     venture.........................................            760     (8,591)
Equity in net loss of joint venture..................            --         (96)
                                                             --------   --------
Net income (loss)....................................            760     (8,687)
Less: preferred dividend requirement.................          4,131      3,968
                                                             --------   --------
Net loss attributable to common stock................        ($3,371)  ($12,655)
                                                             ========  =========
Basic and dilutive net loss per share:
     Loss attributable to common stock...............         ($0.10)    ($0.37)
                                                             ========  =========
Weighted average number of common shares.............         34,406     33,820
                                                             ========  =========
Comprehensive income (loss)
   Net income (loss).................................         $  760    ($8,687)
   Other comprehensive income........................            164        --
                                                             --------   --------
   Comprehensive income (loss).......................         $  924    ($8,687)
                                                             ========  =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                                2002       2001
                                                             --------   --------
Cash flows from operating activities:

  Net income (loss)..................................           $760    ($8,687)
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)operating
      activities:
      Depreciation and amortization..................          1,030      6,722
      Amortization of deferred financing costs.......          2,673        342
      Deferred income taxes..........................            494         --
      Changes in operating assets and liabilities:
      Accounts receivable............................        (15,382)     7,204
        Inventories..................................            (19)    10,222
        Prepaid expenses and other current assets....          6,303     (1,185)
        Deferred charges and other assets............          3,235      1,068
        Accounts payable, accrued expenses and
          other......................................          4,008    (17,874)
                                                             --------   --------
        Net cash provided by (used in) operating
         activities..................................          3,102     (2,188)

Cash flows from investing activities:
      Payment of administrative claims and
        unsecured claims, net........................            118     (4,065)
      Purchases of molds, tools and equipment........           (228)    (1,122)
      Expenditures for product and package
        design cost..................................           (382)      (677)
      Other intangibles..............................             (1)        --
                                                             --------   --------
        Net cash used in investing activities........          (493)     (5,864)
                                                             --------   --------
Cash flows from financing activities:
      Deferred financing costs.......................           (196)        --
      Exercise of stock options......................            653         --
                                                             --------   --------
      Net cash provided by financing activities......            457         --
                                                             --------   --------
      Net increase (decrease) in cash and cash
        equivalents..................................          3,066     (8,052)
      Cash and cash equivalents, at beginning
        of period....................................         21,591     22,803
                                                             --------   --------
  Cash and cash equivalents, at end of period........        $24,657    $14,751
                                                             ========  =========
  Supplemental disclosures of cash flow information:
      Interest paid during the period................         $9,149       $158
      Income taxes, net paid during the period.......              4         76

Non-cash transactions:
      Preferred stock dividends......................          4,131      3,968
      Conversion of preferred stock to common
        stock........................................          1,420      3,775
      Warrants issued in connection with credit
        facility.....................................          2,567         --


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 are not necessarily indicative of those for the full year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the current year's presentation. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.   SIGNIFICANT ACCOUNTING POLICIES

     SFAS No. 144, Accounting for Impairment of Long Lived Assets - On August 1, 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long Lived Assets". The Company adopted this pronouncement beginning January 1, 2002. SFAS No.144 prescribes the accounting for long lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 had no effect on the results of operations or financial position of the Company.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2002, the Company adopted SFAS No. 141 " Business Combinations" and effective January 1, 2002, the Company adopted SFAS No. 142 " Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangibles with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and as such, the Company has not yet determined what the effects of these tests will be on the results of operations and financial position of the Company.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)


     The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted January 1, 2001


                                                    Three months ended March 31,
                                                              2001         2002
                                                            --------    --------
Net loss, attributable to common stock...............       ($3,371)   ($12,655)
Add back: amortization expense, net of tax...........          --         5,866
                                                            --------    --------
Pro forma net loss attributable to
   common stock......................................       ($3,371)    ($6,789)
                                                            ========   =========
Basic and diluted net loss per common share:
  As reported........................................      ($0.10)       ($0.37)
  Pro forma..........................................       (0.10)        (0.20)



The following table summarizes the activity in goodwill for the periods indicated:


                                                       Three months ended March 31,
                                                              2001        2002
                                                           ---------   ---------


Beginning balance, net...............................      $380,675    $414,811
Amortization expense.................................           --        5,866
Decrease due to reduction in valuation allowance
   for deferred income taxes.........................          (494)        --
                                                            --------    --------
Ending Balance, net..................................      $380,181    $408,945
                                                           =========   =========

The following table summarizes other intangibles subject to amortization at the dates indicated:


                                                          March 31, December 31,
                                                              2001        2002
                                                           ---------    --------

Trademarks...........................................       $ 1,264     $   766
Patents..............................................         3,186       2,695

Accumulated amortization.............................        (3,546)     (3,461)
                                                           ---------    --------
Other intangibles, net...............................       $   904     $   988
                                                           =========   =========


Amortization expense for other intangibles totaled $85,000 and $54,000 for the three months ended March 31, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Nine months ending December 31, 2002.................      $193
Year ended December 31, 2003.........................       257
Year ended December 31, 2004.........................       257
Year ended December 2005 and thereafter..............       197
                                                        -------
                                                           $904
                                                        ========

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)


4.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
                                                            March 31,  December 31,
                                                              2002        2001
                                                            --------    --------
Accounts receivable, net, consist of the following:
   Accounts receivable...............................       $72,869     $52,761
   Less allowances for:
      Doubtful accounts..............................        (6,264)     (5,275)
      Advertising, markdowns, returns, volume,
        discounts and other..........................       (15,575)    (11,838)
                                                            --------    --------
             Total...................................       $51,030     $35,648
                                                            ========   =========
Inventories, net, consist of the following:
  Toys:
    Finished goods...................................       $10,573     $12,039
    Component parts, raw materials and
        work-in-process..............................         2,981       3,849
                                                            --------    --------
               Total toys............................        13,554      15,888

   Publishing:
     Finished goods..................................         1,793       1,411
     Editorial and raw materials.....................         5,588       3,617
                                                           --------    --------
       Total publishing..............................         7,381       5,028
                                                            --------    --------
               Total.................................       $20,935     $20,916
                                                            ========   =========
Molds, tools and equipment, net, consists of
the following:
    Molds, tools and equipment.......................       $ 3,603      $3,410
    Office equipment and other.......................        11,990      12,096
    Less accumulated depreciation and amortization...        (7,993)     (7,430)
                                                            --------    --------
              Total..................................        $7,600      $8,076
                                                            ========   =========
Product and package design costs, net, consists
of the following:
    Product design costs.............................        $2,546      $2,255
    Package design costs.............................           955         864
    Less accumulated amortization....................        (1,142)       (901)
                                                            --------    --------
              Total..................................        $2,359      $2,218
                                                            ========   =========
Accrued expenses and other:
   Accrued advertising costs.........................        $1,679      $1,817
   Accrued royalties.................................         3,494       2,737
   Inventory purchases...............................         7,548       1,443
   Income taxes payable..............................         1,770       2,051
   MEG acquisition accruals..........................         1,730       1,857
   Accrued expenses - Fleer sale including pension
        benefits.....................................         3,740       3,946
   Pre-acquisition litigation charge.................         3,000       3,000
   Accrued interest expense..........................         5,832       9,971
   Other accrued expenses............................        10,774       9,388
                                                            --------    --------
             Total...................................       $39,567     $36,210
                                                            ========   =========

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)

5.  DEBT FINANCING

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

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for an $80 million senior credit facility (the "Credit Facility"). The Credit Facility is comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $60 million multiple draw three year amortizing term loan facility, which was available until January 31, 2002. Prior to January 31, 2002, the Company drew down $37 million, which was used to finance the repurchase of a portion of the Company's Senior Notes. No additional draws were taken by the Company in 2002. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bear interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% (5.4% at December 31, 2001). The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date, which is five days prior to the final maturity for the term loan facility. At March 31, 2002, $13.9 million of letters of credit were outstanding. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio and restrictions on paying cash dividends. The Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; (c) a first priority perfected lien in 65% of the capital stock of each of the Company's foreign subsidiaries; and (d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

     In consideration for the Credit Facility, the Company issued a warrant to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants have an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of $1,980,000 is included in deferred financing costs on the Condensed Consolidated Balance Sheets and is being amortized over the term of the Credit Facility using the effective interest method.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)

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

     In consideration for the Guaranty and Security Agreement, the Company issued Mr. Perlmutter a warrant to purchase up to five million shares of the Company's common stock. These warrants have an exercise price of $3.11, a life of five years and whose exercisability is determined by a calculation reflecting the amounts guaranteed by Mr. Perlmutter. Based on the amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants are exercisable at March 31, 2002 (3,867,708 warrants at December 31, 2002). The fair value for the warrants, which became exercisable during the three months ended March 31, 2002 was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of the exercisable warrants was $13,048,735 and is included in the Condensed Consolidated Balance Sheets as deferred financing costs and is being amortized as interest expense over the three year term of the Credit Facility using the effective interest method.

6    SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three months ended March 31, 2002. During the first three months of 2002, there were conversions of 141,911 shares of preferred stock into 147,443 shares of common stock and 154,500 shares of common stock were issued upon the exercise of employee stock options. The total number of shares of common stock outstanding as of March 31, 2002 is 35,068,801, excluding treasury shares (assuming no conversion of the 8% cumulative convertible exchangeable preferred stock ("8% Preferred Stock") and no exercise of any outstanding warrants or employee stock options); assuming conversion of all of the 8% Preferred Stock, the number of shares outstanding at March 31, 2002 would have been 56,957,510, assuming conversion of all of the 8% Preferred Stock and exercise of all warrants and employee stock options, the number of shares would have been 80,719,027.

7.   SEGMENT INFORMATION

     Following the Company's acquisition of MEG, the Company realigned its businesses into three segments: Toy Merchandising and Distributing, Publishing and Licensing Segments.

Toy Merchandising and Distributing Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon Spider-Man: The Movie as well as properties that the Company licenses in from other studios such as the Lord of the Rings (New Line Cinema). The Spectra Star division of the toy merchandising division designs, produces and sells kites in both the mass market stores and specialty hobby shops.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (unaudited)

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

Set forth below is certain operating information for the divisions of the Company.



Three months ended March 31, 2002

                                        Licensing    Publishing         Toy Biz    Corporate         Total
                                        ---------    ----------        --------    ---------        -------
                                                          (in thousands)

Net Sales                                  $9,172       $14,559         $33,491    $-------         $57,222
Gross Profit                                9,157         7,712          11,549     -------          28,418

Operating (Loss) Income                     4,220         3,771           3,762     (2,477)           9,276
EBITDA(1)                                   4,252         3,775           4,757     (2,477)          10,307


Three months ended March 31, 2001

                                        Licensing    Publishing         Toy Biz    Corporate         Total
                                        ---------   -----------        --------    ---------        -------
                                                         (in thousands)

Net Sales                                 $ 5,430       $10,217         $27,025    $-------         $42,672
Gross Profit                                4,861         8,138          18,349    $-------           5,350
Operating (Loss) Income                    (2,125)        1,944           1,264     (1,653)            (570)
EBITDA(1)                                   2,739         2,214          (1,653)     6,153            2,853



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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)

8.   COMMITMENTS AND CONTINGENCIES

Commitments

     In June 2000, the Company entered into a merchandise licensing agreement to manufacture and distribute a line of toys associated with a motion picture trilogy. The first motion picture in the trilogy was released on December 19, 2001 and the remaining two are expected to be released during the fourth quarters of 2002 and 2003, respectively. In connection with this licensing agreement and future minimum royalty obligations, the Company was required to provide the licensor with a $5.0 million cash payment and a standby letter of credit in the amount of $10.0 million, which is outstanding at March 31, 2002.

     The Company is a party to various other royalty agreements with future guaranteed royalty payments through 2004. Minimum future obligations under all royalty agreements are as follows:


                    (in thousands)

             2002.....            $5,490
             2003.....             5,186
             2004.....                50
                                  ------
                                 $10,726

The Company remains liable in connection with businesses previously sold.

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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Courts decision and the hearing on the appeal is presently scheduled for June 2002.


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

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc.(the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to oppose certification of the purported class and vigorously defend this action on the merits.

     Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. As of March 31, 2002, the Company has settled substantially all Administrative Expense Claims and believes the accrual of $3.5 million is sufficient to provide for its remaining obligations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the Company's potential inability to successfully implement its business strategy, (ii) a decrease in the level or a shift in the timing of media exposure or a decrease in popularity of the Company's characters resulting in declining revenues from products based on those characters, (iii) the continued financial stability of major licensees of the Company (iv) the lack of commercial success of properties owned by major entertainment companies that have granted the Company toy licenses, (v) the lack of consumer acceptance of new product introductions, (vi) the imposition of quotas or tariffs on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China, (vii) changing consumer preferences, (viii) production delays or shortfalls, (ix) continued pressure by certain of the Company's major retail customers to significantly reduce their toy inventory levels, (x) the impact of competition and changes to the competitive environment on the Company's products and services, (xi) a decrease in cash flow effecting the Company's ability to pay the outstanding indebtedness
(xii) changes in technology,  (xiii)  changes in  governmental  regulation,  and
(xiv) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

General

     Following the Company's acquisition of MEG, the Company realigned its businesses into three segments: Toy Merchandising and Distributing, Publishing and Licensing Segments.

Toy Merchandising and Distributing Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon Spider-Man: The Movie as well as properties that the Company licenses in from other studios such as the Lord of the Rings (New Line Cinema). The Spectra Star division of the toy merchandising division designs, produces and sells kites in both the mass market stores and specialty hobby shops.

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

Results of Operations

Three months ended March 31, 2002 compared with the three months ended March 31, 2001

     The Company's net sales increased approximately $14.6 million to $57.2 million in the first quarter of 2002 from approximately $42.6 million in the first quarter of 2001. The increase is due to improved performance across each of the Company's operating segments. Sales from the Toy Biz division increased approximately $6.5 million to approximately $33.5 million in the first quarter of 2002 from approximately $27.0 million in the first quarter of 2001 primarily due to the sales of action figures and accessories based on characters from
Spider-Man: The Movie. Sales from the Publishing division increased approximately $4.3 million to approximately $14.5 million in the first quarter of 2002 from $10.2 million in the first quarter of 2001 primarily due to an increase in the sales of comic books and trade paperbacks to the direct and mass markets. Sales from the Licensing division increased approximately $3.8 million to approximately $9.2 million in the first quarter of 2002 from approximately $5.4 million in the first quarter of 2001 primarily due to an increase in the number of domestic licenses signed as well as additional revenue from film and television projects.

     Gross profit increased approximately $10.1 million to approximately $28.4 million in the first quarter of 2002 from approximately $18.3 million in the 2001 period. This was primarily due to improved margins across each of the Company's operating segments. Increases in gross profit of 71% in Licensing, 59% in Publishing and 42% in Toy Biz as compared to the first quarter of 2001 were as a result of the increase in net sales as well as lower cost of sales as a percentage of net sales. Gross profit as a percentage of net sales increased to approximately 50% in the 2002 period from approximately 43% in the 2001 period. The gross profit percentage for the Toy Biz division increased to 34% in the 2002 period from 30% in the 2001 period, primarily due to increased sales of high margin action figures and accessories and fewer close-out sales as compared to the 2001 period The gross profit percentage for the Publishing division increased to 53% in the 2002 period from 48% in the 2001 period primarily due to increased sales of high margin comic books and trade paperbacks. The gross profit percentage for Licensing remained relatively the same in the first quarter of 2002 as compared to the first quarter of 2001.

     Selling, general and administrative expenses increased approximately $5.9 million to approximately $18.1 million or approximately 32% of net sales in the first quarter of 2002 from approximately $12.2 million or approximately 29% of net sales in the first quarter of 2001. The Licensing division accounted for approximately $2.4 million of the increase, $1.5 million of which is attributable to additional development costs associated with the X-Men Evolution television series and approximately $0.7 million attributable to accounts receivable reserves. The Publishing division accounted for approximately $1.8 million of the increase which was attributable to an increase in distribution fees as a result of increased sales to the direct market, an increase of $0.4 million in accounts receivable reserves and a $0.6 million donation to the Twin Towers Fund as a result of sales of its "Heroes" issue. The Toy Biz division accounted for approximately $0.9 million of the increase primarily due to an increase in selling expenses, specifically advertising and royalties. This was partially offset by reimbursement from Toy Biz Worldwide Ltd., an unrelated entity, for administrative and management support provided. The Corporate division accounted for $0.8 million of the increase primarily due to an increase in payroll expenses and professional fees.

      Depreciation and amortization expense decreased approximately $5.7 million to approximately $1.0 million in the 2002 period from approximately $6.7 million in the 2001 period primarily due to the adoption of SFAS No 142, "Goodwill and Other Intangible Assets."

      Net interest expense remained at $7.9 million in the first quarter of 2002 as compared to the first quarter of 2001. Interest savings from the repurchase of Senior Notes was offset by the interest expense incurred from the borrowings associated with the HSBC Credit Facility and the amortization of deferred financing costs associated with HSBC financing and the Perlmutter Guaranty and Security Agreement.

     The Company's effective tax rate for the quarter was higher than the federal statutory rate due primarily to foreign and state and local taxes. The

Company has NOLs of $151.5 million, of which $59.3 million is related to the acquisition of MEG. A portion of these pre-acquisition NOLs, were utilized in the quarter and reflected as a reduction in goodwill.

 Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand, cash flows from operations and from the $20.0 million HSBC letter of credit facility. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay administration expense claims.

     Net cash provided by operating activities was approximately $3.1 million in the first quarter of 2002 as compared to net cash used in operating activities of $2.2 million in the first quarter of 2001.

     At March 31, 2002, the Company had working capital of $37.2 million.

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

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for an $80 million senior credit facility (the "Credit Facility"). The Credit Facility is comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $60 million multiple draw three year amortizing term loan facility, which was available until January 31, 2002. Prior to January 31 ,2002, the Company drew down $37 million, which was used to finance the repurchase of a portion of the Company's Senior Notes. No additional draws were taken by the Company in 2002. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bear interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% (5.4% at December 31, 2001). The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date, which is five days prior to the final maturity for the term loan facility. At March 31, 2002, $13.9 million of letters of credit were outstanding. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio and restrictions on paying cash dividends. The Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; (c) a first priority perfected lien in 65% of the capital stock of each of the Company's foreign subsidiaries; and (d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

     In consideration for the Credit Facility, the Company issued a warrant to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants have an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of $1,980,000 is included in deferred financing costs on the Condensed Consolidated Balance Sheets and is being amortized over the term of the Credit Facility using the effective interest method.

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

      In consideration for the Guaranty and Security Agreement, the Company issued Mr. Perlmutter a warrant to purchase up to five million shares of the Company's common stock. These warrants have an exercise price of $3.11, a life of five years and whose exercisability is determined by a calculation reflecting the amounts guaranteed by Mr. Perlmutter. Based on the amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants are exercisable at March 31, 2002 (3,867,708 warrants at December 31, 2002). The fair value for the warrants, which became exercisable during the three months ended March 31, 2002 was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of the exercisable warrants was $13,048,735 and is included in the Condensed Consolidated Balance Sheets as deferred financing costs and is being amortized as interest expense over the three year term of the Credit Facility using the effective interest method.

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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Courts decision and the hearing on the appeal is presently scheduled for June 2002.

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

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc.(the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to oppose certification of the purported class and vigorously defend this action on the merits.

        Administration Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administration Expense Claims submitted to the Company for payment. As of March 31, 2002 the Company has settled substantially all Administrative Expense Claims and believes the accrual of $3.5 million is sufficient to provide for its remaining obligations.

Item 2. Exhibits and Reports on Form 8-K.

     a) Exhibits.       See the Exhibits Index immediately below.

        Exhibits No.

        Exhibit 12: Statement re: Computation of Ratios dated as of March 31, 2002.

     b) Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              MARVEL ENTERPRISES, INC.
                                              (Registrant)

Dated: May 15, 2002                           By: /s/  F. Peter Cuneo
                                                  -------------------
                                              F. Peter Cuneo
                                              President and Chief Executive
                                              Officer, Chief Financial Officer