Form 10-Q
period 2002-06-30
MARVEL ENTERPRISES INC
filed 2002-08-14
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

Yes  X  No

At August 1, 2002, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 36,297,811 shares of Common Stock.

                                    TABLE OF CONTENTS
                                    -----------------
                                                                                                       Page
                                                                                                       ----

PART I.           FINANCIAL INFORMATION.......................................................           1

         Item 1.  Financial Statements (unaudited)............................................           1

                  Condensed Consolidated Balance Sheets as of June 30, 2002 and
                  December 31, 2001...........................................................           2

                  Condensed Consolidated Statements of Operations and  Comprehensive
                  Income (Loss) for the Three Months and Six Months Ended June 30, 2002
                  and 2001....................................................................           3

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2002 and 2001......................................................           4

                  Notes to Condensed Consolidated Financial Statements........................           5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..................................................................          15

                  General.....................................................................          15

                  Results of Operations.......................................................          16

                  Liquidity and Capital Resources.............................................          18

PART II. OTHER INFORMATION....................................................................          21

         Item 1.  Legal Proceedings...........................................................          22

         Item 2.  Exhibits and Reports on Form 8-K............................................          23

SIGNATURES....................................................................................          24


                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   June 30,     December 31,
                                                                                     2002          2001
                                                                                ------------   -------------
                                                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.............................................             $42,368        $21,591
 Accounts receivable, net..............................................              34,892         35,648
 Inventories, net......................................................              20,867         20,916
 Income tax receivable.................................................                 934            334
 Amounts due from joint venture........................................               3,557           --
 Deferred financing costs..............................................               9,539          9,144
 Prepaid expenses and other current assets.............................               1,949         12,594
                                                                                -----------     ----------

     Total current assets..............................................             114,106        100,227

Molds, tools and equipment, net........................................               7,310          8,076
Product and package design costs, net..................................               2,135          2,218
Accounts receivable, non current portion...............................               9,914         11,890
Goodwill, net..........................................................             371,618        380,675
Other intangibles, net.................................................                 819            988
Deferred charges and other assets......................................                 106            139
Deferred financing costs...............................................              10,367         13,357
                                                                                -----------     ----------

     Total assets......................................................            $516,375       $517,570
                                                                                ===========     ==========

LIABILITIES, CUMULATIVE CONVERTIBLE EXCHANGEABLE REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................................            $11,934        $13,052
 Accrued expenses and other.............................................             31,160         35,270
 Current portion of credit facility.....................................             10,771          6,172
 Administrative claims payable..........................................              2,237          3,500
 Unsecured creditors payable............................................              5,283          5,239
 Deferred revenue.......................................................              7,426          7,128
                                                                                -----------     ----------

     Total current liabilities..........................................             68,811         70,361
                                                                                -----------     ----------

 Senior notes...........................................................            150,962        150,962
 Long term portion of credit facility...................................             24,686         30,828
 Accrued rent...........................................................                877            940
 Deferred revenue, non-current portion..................................             12,728         14,546
                                                                                -----------     ----------

     Total liabilities..................................................            258,064        267,637
                                                                                -----------     ----------

Cumulative convertible exchangeable
         redeemable preferred stock....................................             204,298        207,975
                                                                                -----------     ----------

Stockholders' equity
 Common stock...........................................................                436            421
 Additional paid-in capital.............................................            254,400        238,769
 Accumulated deficit....................................................           (166,453)      (162,897)
 Accumulated other comprehensive loss...................................             (1,415)        (1,380)
                                                                                -----------     ----------

     Total stockholders' equity before treasury stock...................             86,968         74,913
Treasury stock..........................................................            (32,955)       (32,955)
                                                                                -----------     ----------

     Total stockholders' equity.........................................             54,013         41,958
                                                                                -----------     ----------

     Total liabilities, cumulative convertible exchangeable
           redeemable preferred stock and stockholders' equity..........           $516,375       $517,570
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


                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)
                                   (unaudited)

                                                         Three Months                Six Months
                                                        Ended June 30,             Ended June 30,
                                                    ----------------------        --------------------
                                                      2002          2001            2002        2001
                                                    --------      --------        --------    --------
Net sales.....................................       $70,939       $45,932        $128,161     $88,604
Cost of sales.................................        34,259        22,403          63,063      46,726
                                                    --------      --------        --------    --------
Gross profit..................................        36,680        23,529          65,098      41,878
                                                    --------      --------        --------    --------
Operating expenses:
     Selling, general and administrative......        21,062        13,518          39,173      25,715
     Pre-acquisition litigation charge........          --           3,000            --         3,000
     Depreciation and amortization............         1,191         1,054           2,222       1,910
     Amortization of goodwill.................          --           5,867             --       11,734
                                                    --------      --------        --------    --------
Total operating expenses......................        22,253        23,439          41,395      42,359
Other income..................................           714          --               714         --
Equity in net income (loss) of joint venture..         5,341           (82)          5,341        (178)
                                                    --------      --------        --------    --------
Operating income (loss).......................        20,482             8          29,758        (659)
Interest expense, net.........................         7,786         7,760          15,679      15,627
                                                    --------      --------        --------    --------
Income (loss) before provision (benefit) for
income taxes and cumulative effect of change in
accounting principle..........................        12,696        (7,752)         14,079     (16,286)
Income tax provision (benefit)................         4,315          (349)          4,938        (195)
                                                    --------       --------       --------    --------
Income (loss) before cumulative effect of change
in accounting principle.......................         8,381        (7,403)          9,141     (16,091)
Cumulative effect of change in accounting
principle, net of income tax of $2,605........           --            --            4,561        --
                                                    --------       --------       --------    --------
Net income (loss).............................         8,381        (7,403)          4,580     (16,091)
Less: preferred dividend requirement..........         4,005         3,983           8,136       7,951
                                                    --------        -------       --------    --------
Net income (loss) attributable to common stock       $ 4,376      ($11,386)        ($3,556)   ($24,042)
                                                    --------        -------       --------    --------

Basic earnings (loss) per share before cumulative
effect of change in accounting principle......         $0.12        ($0.33)          $0.03      ($0.71)
Cumulative effect of change in accounting
principle.....................................          --           --             ( 0.13)        --
                                                    --------       --------       ---------    --------
Basic earnings (loss) per share attributable to
common stock..................................         $0.12        ($0.33)        ($ 0.10)     ($0.71)
                                                    --------       --------       ---------    --------
Weighted average number of basic shares
outstanding...................................        35,574        34,163          35,188       33,992
                                                    --------      --------        ---------    --------

Diluted earnings (loss) per share before
cumulative effect of change in accounting
principle.......................................       $0.10       ($0.33)           $0.02       ($0.71)
Cumulative effect of change in accounting
principle..........                                       --            --           (0.11)         --
                                                    --------      --------        ---------    --------
Diluted earnings (loss) per share attributable to
common stock....................................       $0.10       ($0.33)          ($0.09)      ($0.71)
                                                    --------      --------        ---------    --------
Weighted average number of diluted shares
outstanding.....                                      41,545       34,163           40,373       33,992
                                                    --------     --------         ---------    --------
Comprehensive income (loss)
  Net income (loss).............................      $8,381      ($7,403)          $4,580     ($16,091)
  Other comprehensive loss......................        (199)          --              (35)        --
                                                    --------     --------         ---------    ---------
  Comprehensive income (loss)...................      $8,182      ($7,403)          $4,545     ($16,091)
                                                    --------     --------         ---------    ---------


         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)
                                                                                            Six Months
                                                                                           Ended June 30,
                                                                                    ---------------------------
                                                                                      2002               2001
                                                                                    ---------         ---------
  Cash flows from operating activities:

     Net income (loss)...................................................              $4,580         ($16,091)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle.................               4,561             --
     Deferred income taxes...............................................               4,496             --
     Depreciation and amortization.......................................               2,222           13,644
     Amortization of deferred financing costs............................               5,358              699
     Equity in net (income) loss of joint venture........................              (5,341)             178
     Distributions from joint venture....................................                 442             --
     Changes in operating assets and liabilities:
        Accounts receivable..............................................               2,732            9,844
        Inventories......................................................                  49           17,355
        Income tax receivable............................................                (600)             --
        Prepaid expenses and other current assets........................              10,645           (2,139)
        Deferred charges and other assets................................                  33              798
        Accounts payable, accrued expenses and other liabilities.........              (5,504)         (19,683)
                                                                                    ----------      -----------
    Net cash provided by operating activities............................               23,673           4,605
                                                                                    ----------      -----------

  Cash flows from investing activities:

        Increase in restricted cash.......................................                --            (3,000)
        Payment of administrative claims and unsecured creditors payable, net          (1,219)          (2,238)
        Purchases of molds, tools and equipment...........................               (545)          (2,527)
        Expenditures for product and package design costs.................               (658)          (1,486)
        Other intangibles.................................................                 (1)           --
                                                                                    ----------      ------------
  Net cash used in investing activities...................................             (2,423)          (9,251)
                                                                                    ----------      ------------

  Cash flows from financing activities:
        Deferred financing costs...........................................              (196)            --
        Stock purchase warrants exercised..................................               --                 1
        Repayment of credit facility.......................................            (1,543)            --
        Exercise of stock options..........................................             1,266             --
                                                                                    -----------     ------------
  Net cash (used) provided by financing activities.........................              (473)               1
                                                                                    -----------     ------------
  Net increase (decrease) in cash and cash equivalents.....................             20,777          (4,645)
  Cash and cash equivalents, at beginning of period........................             21,591          22,803
                                                                                    -----------     ------------

  Cash and cash equivalents, at end of period..............................            $42,368         $18,158
                                                                                    ===========     ============
                                                                                    ===========     ============
  Supplemental disclosures of cash flow information:
       Interest paid during the period (including $9,149
       applicable to 2001 interest paid on senior notes in January 2002)...            $18,743         $15,310
       Income taxes, net, paid during the period...........................              $  66           $ 157
  Non-cash transactions:
       Preferred dividends requirement.....................................             $8,136          $7,951
       Conversion of preferred stock to common stock.......................            $11,813          $6,986
       Fair value of warrants issued in connection with credit facility....             $2,567          $--




         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2002 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 are not necessarily indicative of those for the full year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the current year's presentation. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2. GOODWILL, OTHER INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In January 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets", "SFAS 142", which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

     Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are consistent with the operating segments identified in Note 15 to the Consolidated Financial Statements included in its 2001 annual report, Form 10-K. This methodology of evaluating each reporting unit separately differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill was recoverable.

     Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of approximately $4.6 million, net of income tax of approximately $2.6 million ($0.11 per share) to reduce the carrying value of its goodwill, with respect to its toy merchandising and distribution reporting unit. Such charge is non-operational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2002. Due to this impairment, operating results for the three-month period ended March 31, 2002 have been restated from a previously reported net loss attributable to common stockholders of $3,371,000 ($0.10 per basic and diluted share) to a net loss attributable to common stockholders of $7,932,000 ($0.23 per basic and diluted share).

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

A summary of the Company's goodwill before and after the application of SFAS 142, and total assets as of June 30, 2002, by reporting unit, is as follows (in thousands):

                                                     Goodwill                                  Total Assets
                        ------------------------------------------------------------------     -------------
                                                          Utilization of
                        January 1,                         Net Operating           June 30        June 30
                            2002     Impairments         Loss Carryforwards          2002          2002
                        ---------   ------------         ------------------       --------        ---------
Licensing               $324,193    $      -             $     (1,891)            $322,302        $364,590
Publishing                49,316           -                       -                49,316          76,847
Toy Merchandising
   and Distributing        7,166       (7,166)                     -                  -             74,938
                        ---------  -------------         ------------------       ---------       ----------
Total                   $380,675    $  (7,166)           $     (1,891)            $371,618        $516,375
                        =========  =============         ==================       =========       ==========


     The Company has no intangible assets not subject to amortization. As of June 30, 2002 and December 31, 2001, the Company's intangible assets subject to amortization and related accumulated amortization consisted of the following (in thousands):

                          As of June 30, 2002                           As of December 31, 2001
               -------------------------------------------    -----------------------------------------
                              Accumulated                                     Accumulated
                 Gross        Amortization       Net             Gross       Amortization        Net
               ---------    --------------    ---------      ---------       ------------    ----------

Patents        $   3,186    $       2,803     $   383        $   3,185       $     2,695     $     490
Trademarks         1,264              828         436            1,264               766           498
              ----------    --------------    ---------      ---------       ------------    ----------
Total          $   4,450    $       3,631     $   819        $   4,449       $     3,461     $     988
              ==========    ==============    =========      =========       ============    ==========

     The Company recorded amortization expense of intangible assets of $85,000 and $170,000 during the three months and six months ended June 30, 2002 compared to $54,000 and $109,000 during the three and six month periods ended June 30, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $338,000; 2003: $304,000; 2004: $217,000; 2005: $129,000; 2006:
$0.

     The 2001 results on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical loss attributable to common stockholders and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below (in thousands except per share amounts):


                                                                        Three Months           Six Months
                                                                            Ended                Ended
                                                                        June 30, 2001        June 30, 2001
                                                                        --------------       ---------------
Net loss attributable to common stockholders
    As reported - historical basis                                         $  (11,386)           $  (24,042)
Add: Goodwill amortization                                                      5,867                11,733
                                                                        ---------------      ----------------
Adjusted net loss attributable to common stockholders                       $  (5,519)           $  (12,309)
                                                                        ===============      ================

Basic and diluted loss per share attributable to common stock               $   (0.16)            $   (0.36)

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                 (In thousands)
                                   (unaudited)


         3.     DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                                June 30,       December 31
                                                                                  2002             2001
                                                                              ---------       ------------
Accounts receivable, net, consist of the following:
   Accounts receivable..............................................            $59,046           $52,761
   Less allowances
               Doubtful accounts....................................             (7,280)           (5,275)
               Advertising, markdowns, returns, volume, discounts
               and other............................................            (16,874)          (11,838)
                                                                              ----------      ------------
      Total.........................................................            $34,892           $35,648
                                                                              ==========      ============

Inventories, net, consist of the following:
   Toys:
     Finished goods.................................................             $9,669           $12,039
     Component parts, raw materials and work-in-process.............              2,816             3,849
                                                                              ----------      -----------
        Total toys..................................................             12,485            15,888
                                                                              ----------      -----------
   Publishing:
     Finished goods.................................................              1,524             1,411
     Editorial and raw materials....................................              6,858             3,617
                                                                              ---------       -----------
       Total publishing.............................................              8,382             5,028
                                                                              ---------       -----------
       Total........................................................            $20,867           $20,916
                                                                              =========       ===========

Molds, tools and equipment, net, consists of the following:
    Molds, tools and equipment......................................             $3,695            $3,410
    Office equipment and other......................................             12,164            12,096
    Less accumulated depreciation and amortization..................             (8,549)           (7,430)
                                                                              ----------      ------------
      Total.........................................................             $7,310            $8,076
                                                                              ==========      ============

Product and package design costs, net, consists of the following:
    Product design costs............................................             $2,742            $2,255
    Package design costs............................................              1,035               864
    Less accumulated amortization...................................             (1,642)             (901)
                                                                              ----------      ------------
      Total.........................................................             $2,135            $2,218
                                                                              ==========      ============

Accrued expenses and other:
   Accrued royalties................................................             $4,230            $2,737
   Inventory purchases..............................................              5,599             1,443
   Income taxes payable.............................................              2,357             2,051
   Marvel Entertainment Group acquisition accruals..................              1,483             1,857
   Interest expense.................................................              1,461             9,971
   Accrued expenses - Fleer sale including pension benefits.........              3,854             3,946
   Pre-acquisition litigation charge................................              3,000             3,000
   Other accrued expenses...........................................              9,176            10,265
                                                                              ---------       -----------
     Total..........................................................            $31,160           $35,270
                                                                              =========       ===========

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

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

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for an $80 million senior credit facility (the "Credit Facility"). The Credit Facility is comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $60 million multiple draw three year amortizing term loan facility. During the fourth quarter of 2001, the Company drew down $37 million under this facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. No additional draws were taken by the Company in 2002. The Company's ability to borrow additional funds from this facility was limited to the period prior to February 1, 2002. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bear interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% (5.5% at June 30, 2002). The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date which is five days prior to the final maturity for the term loan facility. At June 30, 2002, $13.9 million of letters of credit were outstanding. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio and restrictions on paying cash dividends. The Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; (c) a first priority perfected lien in 65% of the capital stock of each of the Company's foreign subsidiaries; and (d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

     In consideration for the Credit Facility, the Company issued warrants on November 30, 2001 to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants have an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of $1,980,000 is included in deferred financing costs on the Condensed Consolidated Balance Sheets and is being amortized over the term of the Credit Facility using the effective interest method.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

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

     In consideration for the Guaranty and Security Agreement, the Company issued Mr. Perlmutter warrants on November 30, 2001 to purchase up to five million shares of the Company's common stock. These warrants have an exercise price of $3.11, a life of five years and whose exercisability is determined by a calculation reflecting the amounts guaranteed by Mr. Perlmutter. During February 2002, Mr. Perlmutter guaranteed $4.4 million relating to the Company's corporate office lease agreement as well as certain letters of credit totaling approximately $0.2 million, which are included within his maximum guarantee of $30 million, for which the Company granted him warrants to purchase 735,601 shares of common stock at an exercise price of $3.11 and a life of five years. Based on the cumulative amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants are exercisable at June 30, 2002 (3,867,708 warrants at December 31, 2001). The fair value for these warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of the exercisable warrants was $13,048,735 and is included in the Condensed Consolidated Balance Sheets as deferred financing costs and is being amortized as interest expense over the three-year term of the Credit Facility using the effective interest method.


        5.       SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three and six months ended June 30, 2002. During the first six months of 2002, there were conversions of 1,181,209 shares of preferred stock into 1,227,276 shares of common stock and 275,865 shares of common stock were issued upon the exercise of employee stock options. The total number of shares of common stock outstanding as of June 30, 2002 is 36,269,988; Assuming conversion of all of the outstanding 8% Preferred Stock, the number of shares of common stock outstanding at June 30, 2002 would have been 57,494,967, further assuming conversion of all of the 8% Preferred Stock and exercise of all outstanding warrants and employee stock options, the number of shares of common stock would have been 81,540,118.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                Three Months Ended             Six Months Ended
                                                                     June 30                       June 30
                                                            ------------------------       --------------------------
                                                                2002         2001             2002          2001
                                                            -----------   ----------       ----------    ------------
Numerator:
     Net income                                              $   8,381    $  (7,403)       $   4,580     $ (16,091)
     Preferred dividends                                        (4,005)      (3,983)          (8,136)       (7,951)
                                                            ------------  ----------       ----------    ------------

     Numerator for basic and diluted earnings per share -
     income attributable to common stockholders              $   4,376    $ (11,386)        $ (3,556)    $ (24,042)
                                                            ============  ==========       ==========    ============

Denominator:
     Denominator for basic earnings per share                   35,574       34,163            35,188       33,992
     Effect of dilutive warrants                                 2,822         -                2,482          -
     Effect of employee stock options*                           3,149         -                2,703          -
     Effect of dilutive of redeemable cumulative
       exchangeable preferred stock**                             -            -                -             -
                                                            ------------  ----------       -----------   ------------

     Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversions                                                41,545       34,163            40,373       33,992
                                                            ============  ==========       ============  ============

Basic earnings per share                                     $    0.12    $   (0.33)       $   (0.10)    $   (0.71)
                                                            ============  ==========       ============  ============

Diluted earnings per share                                   $    0.10    $   (0.33)       $   (0.09)    $   (0.71)
                                                            ============  ==========       ============  ============


* Any dilution arising from the Company's outstanding employee stock options during the three and six months ended June 30, 2001 are not included as their effect is anti-dilutive.

** The calculation of diluted earnings per share does not include the assumed conversion of convertible preferred stock for the three and six month periods ended June 30, 2002, as such would be anti-dilutive - caused by the effect of adding back the preferred stock dividends (to the numerator) in such calculation.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

        6.       SEGMENT INFORMATION

     The Company's operations consist of three segments: Toy Merchandising and Distributing, Publishing and Licensing Segments.

  Toy Merchandising and Distributing Segment

      The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon Spider-Man: The Movie as well as properties that the Company licenses in from other studios such as the Lord of the Rings (New Line Cinema). The Spectra Star division of the toy merchandising segment designs, produces and sells kites in both the mass market stores and specialty hobby shops.

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

Set forth below is certain operating information for the segments of the Company.

Three months ended June 30, 2002

                                           Licensing    Publishing         Toys          Corporate     Total
                                           ---------    ----------        ---------      ---------    --------
                                                                    (in thousands)

Net sales                                    $17,156       $17,942         $35,841       $ ----       $70,939
Gross profit                                  16,995         9,256          10,429         ----        36,680
Operating  income (loss)                      16,556         6,213           1,137       (3,424)       20,482
EBITDA(1)                                     16,587         6,217           2,293       (3,424)       21,673


Three months ended June 30, 2001

                                           Licensing    Publishing        Toys           Corporate     Total
                                           ---------    ----------       ----------      ---------   ---------
                                                                    (in thousands)

Net sales                                   $ 11,237       $11,157         $23,538       $ ----      $ 45,932
Gross profit                                  11,025         5,571           6,933         ----        23,529
Pre-acquisition litigation charge              ----          ----            ----        (3,000)       (3,000)
Operating income (loss)                        3,971         1,980            (599)      (5,344)            8
EBITDA(1)                                      8,950         2,775             548       (5,344)        6,929


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)


Six months ended June 30, 2002

                                           Licensing    Publishing         Toys        Corporate         Total
                                           ---------    ----------       ---------     ---------        --------
                                                               (in thousands)

Net sales                                    $26,328       $32,501         $69,332       $ ----      $128,161
Gross profit                                  26,152        16,968          21,978         ----        65,098
Operating  income (loss)                      20,776         9,984           4,899      (5,901)        29,758
EBITDA(1)                                     20,839         9,992           7,050      (5,901)        31,980


Six months ended June 30, 2001

                                           Licensing    Publishing      Toys          Corporate         Total
                                                                    (in thousands)

Net sales                                   $ 16,667       $21,374         $50,563       $ ----      $ 88,604
Gross profit                                  16,375        10,432          15,071         ----        41,878
Pre-acquisition litigation charge              ----          ----            ----        (3,000)       (3,000)
Operating income (loss)                        1,749         3,924             665       (6,997)         (659)
EBITDA(1)                                     11,706         5,514           2,762       (6,997)       12,985

------
(1) "EBITDA" is defined as earnings before cumulative effect of change in accounting principle, extraordinary items, interest expense, taxes, depreciation and amortization. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flow will be sufficient to fund cash needs.

         7.   SPIDER-MAN:  THE MOVIE

     During 1999, the Company entered into a license agreement with Sony Pictures Entertainment, Inc., ("Sony") providing for the licensing of the Spider-Man character in exchange for a gross participation in the marketing of the Spider-Man: The Movie (which was commercially released on May 3, 2002) and related releases on DVD/VHS and likely other revenue sources (e.g., syndication sales, etc.), and established an equally owned joint venture for the merchandise licensing of the Spider-Man: The Movie character.

     Earnings associated with the Company's participation in the gross proceeds of the movie have been recognized as non-refundable advance royalty payments as received, which amounted to $10 million in 1999 and $2.5 million in 2002 (second quarter). Prospectively, movie royalties in excess of advances received will be recognized as reported by Sony.

     Earnings associated with our merchandising joint venture (accounted for under the equity method of accounting) amounted to approximately $5.3 million during the quarter ended June 30, 2002, and represent the Company's share of the minimum guaranteed merchandising royalties, net of expenses. The Company's share of the joint venture's earlier losses amounted to $0.3 million in 2000 and 2001. Additional earnings, in excess of the minimum guarantees, will be recognized as reported to the joint venture as earned.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

        8.         COMMITMENTS AND CONTINGENCIES

Commitments

     In June 2000, the Company entered into a merchandise licensing agreement to manufacture and distribute a line of toys associated with a motion picture trilogy. The first motion picture in the trilogy was released on December 19, 2001 and the remaining two are expected to be released during the fourth quarters of 2002 and 2003, respectively. In connection with this licensing agreement and future minimum royalty obligations, the Company was required to provide the licensor with a $5.0 million cash payment and a standby letter of credit in the amount of $10.0 million, which is outstanding at June 30, 2002.

     The Company is a party to various other royalty agreements with future guaranteed royalty payments through 2004. Minimum future obligations under all royalty agreements are as follows:

                    (in thousands)
     2002.....       $ 5,503
     2003.....         5,221
                     -------
     Total           $10,724
                     =======


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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Court's decision and the hearing on the appeal was held in June 2002. The Company is awaiting the Court's decision.

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox.

     Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims (ii) granted Fox's motion for a preliminary injunction but only as to the defendants use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and
(b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The preliminary injunction has not and will not, have a significant effect on the Company's operations. In January 2002, the United States Appeals Court for the Second Circuit, in response to Fox's appeal, affirmed the District Court's denial of Fox's motion for a preliminary injunction to prevent the airing of the Mutant X series and remanded the case to the District Court for further proceedings consistent with its opinion. At the present time, the parties are engaged in pre-trial discovery with a trial on the merits scheduled for November 2002.

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

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to oppose certification of the purported class and vigorously defend this action on its merits.

     Administrative Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administrative Expense Claims submitted to the Company for payment. As of June 30, 2002, the Company has settled substantially all Administrative Expense Claims and believes the remaining accrual of $2.2 million is sufficient to provide for its remaining obligations.

Item 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

     The  Company's   businesses   are  managed  within  three   segments:   Toy
Merchandising and Distributing, Publishing and Licensing Segments.

Toy Merchandising and Distributing Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon Spider-Man: The Movie as well as properties that the Company licenses in from other studios such as the Lord of the Rings (New Line Cinema). The Spectra Star division of the toy merchandising segment designs, produces and sells kites in both the mass market stores and specialty hobby shops.

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

Results of Operations

Three months ended June 30, 2002 compared with the three months ended June 30, 2001

     The Company's net sales increased approximately $25.0 million to $70.9 million in the second quarter of 2002 from approximately $45.9 million in the second quarter of 2001. The increase is due to improved performance across each of the Company's operating segments. Sales from the Toy segment increased approximately $12.3 million to approximately $35.8 million in the second quarter of 2002 from approximately $23.5 million in the second quarter of 2001, primarily due to the sales of action figures and accessories based on characters from Spider-Man: The Movie which were partially offset by lower sales of toys from other product categories. Sales from the Publishing segment increased approximately $6.8 million to approximately $18.0 million in the second quarter of 2002 from $11.2 million in the second quarter of 2001, primarily due to an increase in the sales of comic books and trade paperbacks to the direct and mass markets. Sales from the Licensing segment increased approximately $5.9 million to approximately $17.1 million in the second quarter of 2002 from approximately $11.2 million in the second quarter of 2001, primarily due to the Company's participation in the box office receipts for Spider-Man: The Movie as well as a $5.0 million advance payment from Sony Pictures Entertainment to begin the production on the sequel of Spider-Man: The Movie. In addition, there was additional revenue recognized in connection with other non-refundable advance payments for future motion pictures based on the characters X-Men and Hulk.

     Gross profit increased approximately $13.2 million to approximately $36.7 million in the second quarter of 2002 from approximately $23.5 million in the second quarter of 2001. This was primarily due to improvements in each of the Company's operating segments. Gross profits improved 54% in Licensing, 66% in Publishing, and 50% in Toys as compared to the second quarter of 2001. Consolidated gross profit as a percentage of net sales increased to approximately 52% in the 2002 period from approximately 51% in the 2001 period. The gross profit percentage for the Toy segment remained at 29% in the 2002 period as compared to the 2001 period. The gross profit percentage for Publishing segment increased to 52% in the 2002 period from 50% in the 2001 period, primarily due to increased sales of high margin trade paperbacks. The gross profit percentage for Licensing remained relatively the same in the first quarter of 2002 as compared to the first quarter of 2001.

     Selling, general and administrative expenses increased approximately $4.5 million to approximately $21.0 million, or approximately 30% of net sales in the second quarter of 2002 as compared to approximately $16.5 million (which includes a $3.0 million pre-acquisition litigation charge as described below) or approximately 36% of net sales in the second quarter of 2001. The Licensing segment accounted for approximately $3.8 million of the increase, $2.5 million of which is attributable to recognition of development costs associated with the X-Men Evolution television series that were expensed during the second quarter of 2002 and approximately $1.2 million attributable to increases in recorded accounts receivable reserves. The Publishing segment accounted for approximately $0.9 million of the increase, which was principally attributable to an increase in distribution fees resulting from increased sales to the direct market. The Toy segment accounted for approximately $1.7 million of the increase primarily due to an increase in selling expenses, specifically the write-off of prepaid royalties of approximately $3.1 million associated with the Lord of the Rings toy license. This overall increase was partially offset by a reimbursement of $2.4 million from Toy Biz Worldwide Ltd., an unrelated entity, for administrative and management support provided. The Corporate division accounted for a decrease of $1.9 million due to the pre-acquisition litigation charge of $3.0 million relating to the litigation involving The Coleman Company (MacAndrews & Forbes v. Marvel - See Part II, Item 1, Legal Proceedings) that was recorded in the second quarter of 2001 that was partially offset by an increase in legal fees in the second quarter of 2002 relating to several ongoing litigations (See Part II, Item 1, " Legal Proceedings" for further details).

     In the second quarter of 2002, upon the release of Spider-Man: The Movie (May 3, 2002), the Company recognized $5.3 million in net revenue in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man character. The Company accounts for the activity of this joint venture under the equity method and has recognized net revenue of approximately $5.3 million in the second quarter of June 30, 2002 as compared to expenses of $0.1 million in the second quarter of 2001.

     Depreciation and amortization expense decreased approximately $5.7 million to approximately $1.2 million in the 2002 period from approximately $6.9 million in the 2001 period primarily due to the effect of the adoption of SFAS No 142, "Goodwill and Other Intangible Assets", whereby periodic goodwill amortization charges are no longer recorded (See Note 2 to the Condensed Consolidated Financial Statements).

      Net interest expense remained at $7.8 million in the second quarter of 2002 as compared to the second quarter of 2001. Cash interest savings from the 2001 repurchase of Senior Notes was principally offset by the non-cash amortization of deferred financing costs associated with the HSBC financing and the Perlmutter Guaranty and Security Agreement.

      The Company's effective tax rate for the quarter approximates the federal statutory rate due primarily to the tax benefit from stock option exercises and the payment of certain unsecured and administrative claims which arose during the bankruptcy, offset by the effect of state and foreign taxes. The Company has net operating loss carryforwards (NOLs) of approximately $137.4 million, of which $45.1 million is related to the acquisition of Marvel Entertainment Group. A portion of these pre-acquisition NOLs were utilized in the three months ended June 30, 2002 and recorded as a reduction in goodwill.

Six months ended June 30, 2002 compared with the six months ended June 30, 2001

     The Company's net sales increased approximately $39.6 million to $128.2 million for the six months ended June 30, 2002 from approximately $88.6 million for the six months ended June 30, 2001. The increase is due to improved performance across each of the Company's operating segments. Sales from the Toy segment increased approximately $18.8 million to approximately $69.4 million in the 2002 period from approximately $50.6 million in the 2001 period primarily due to the sales of action figures and accessories based on characters from Spider-Man: The Movie. Sales from the Publishing segment increased approximately $11.1 million to approximately $32.5 million in the 2002 period from $21.4 million in the 2001 period primarily due to an increase in the sales of comic books and trade paperbacks to the direct and mass markets. Sales from the Licensing segment increased approximately $9.7 million to approximately $26.3 million in the 2002 period from approximately $16.6 million in the 2001 period, primarily due to the Company's participation in the box office receipts for Spider-Man: The Movie as well as an advance payment of $5.0 million from Sony Pictures Entertainment to begin production on the sequel of Spider-Man: The Movie. In addition, there was additional revenue recognized in connection with other non-refundable advance payments for future motion pictures based on the characters X-Men, Hulk and Daredevil.

     Gross profit increased approximately $23.2 million to approximately $65.1 million for the six months ended June 30, 2002 from approximately $41.9 million for the six months ended June 30, 2001. This was primarily due to increases in gross profit across each of the Company's operating segments. Gross profit as a percentage of net sales increased to approximately 51% in the 2002 period from approximately 47% in the 2001 period. The gross profit percentage for the Toy segment increased to 32% in the 2002 period as compared to 30% in the 2001 period primarily due to toy sales based on characters from Spider-Man: The Movie. The gross profit percentage for the Publishing segment increased to 52% in the 2002 period from 49% in the 2001 period primarily due to increased sales of high margin trade paperbacks. The gross profit percentage for Licensing remained relatively the same in the first half of 2002 as compared to the first half of 2001.

     Selling, general and administrative expenses increased approximately $10.5 million to approximately $39.2 million or approximately 31% of net sales for the six months ended June 30, 2002 from approximately $28.7 million (which includes a $3.0 million pre-acquisition litigation charge as described below) or approximately 32% of net sales for the six months ended June 30, 2001. The Licensing segment accounted for approximately $6.2 million of the increase, $3.9 million of which is attributable to recognition of development costs associated with the X-Men Evolution television series as well as approximately $1.7 million attributable to increases in recorded accounts receivable reserves. The Publishing segment accounted for approximately $2.8 million of the increase which was attributable to an increase in distribution fees of approximately $1.9 million resulting from increased sales to the direct market as well as an additional $0.4 million in accounts receivable reserves and $0.5 million which relates to a donation to the Twin Towers Fund resulting from sales of its "Heroes" issue.. The Toy segment accounted for approximately $2.6 million of the increase primarily due to an increase in selling expenses, specifically advertising for Spider-Man: The Movie toys as well as the write-off of prepaid royalties of approximately $3.1 million associated with the Lord of the Rings toy license. This was partially offset by a reimbursement of $3.8 million from Toy Biz Worldwide Ltd., an unrelated entity, for administrative and management support provided. The Corporate division accounted for a decrease of $1.1 million due to the pre-acquisition litigation charge of $3.0 million relating to the litigation involving The Coleman Company (MacAndrews & Forbes v. Marvel - See Part II, Item 1, Legal Proceedings) that was recorded in the second quarter of 2001 partially offset by an increase in legal fees in the second quarter of 2002 relating to several ongoing litigations (See Part II, Item 1, " Legal Proceedings" for further detail) as well as an increase in payroll expenses.

     For the six months ended June 30, 2002 upon the release of Spider-Man: The Movie (May 3, 2002), the Company recognized $5.3 million in net revenue in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man character. The Company accounts for the activity of this joint venture under the equity method and has recognized net revenue of $5.3 million in the first half of 2002 as compared to expenses of $0.2 million in the first half of 2001.

     During the six month period ended June 30, 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. Under the new rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill which would have approximated $23.5 million is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $4.6 million, net of tax of $2.6 million, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its estimated fair value.

      Depreciation and amortization expense decreased approximately $11.4 million to approximately $2.2 million in the 2002 period from approximately $13.6 million in the 2001 period primarily due to the effect of the adoption of SFAS No 142, "Goodwill and Other Intangible Assets", whereby periodic goodwill amortization charges are no longer recorded (See Note 2 to the Condensed Consolidated Financial Statements).

      Net interest expense remained approximately at the same level, $15.7 million for the 2002 period as compared to $15.6 million for the 2001 period. Cash interest savings from the 2001 repurchase of Senior Notes was principally offset by the non-cash amortization of deferred financing costs associated with the HSBC financing and the Perlmutter Guaranty and Security Agreement.

      The Company's effective tax rate for the first half of 2002 approximates the federal statutory rate due primarily to the tax benefit from stock option exercises and the payment of certain unsecured and administrative claims which arose during the bankruptcy, offset by the effect of state and foreign taxes. The Company has net operating loss carryforwards (NOLs) of approximately $137.4 million, of which $45.1 million is related to the acquisition of Marvel Entertainment Group. A portion of these pre-acquisition NOLs were utilized in the six months ended June 30, 2002 and recorded as a reduction in goodwill.

 Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand, cash flows from operations and from the $20.0 million HSBC letter of credit facility. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay administrative expense claims.

     Net cash provided by operating activities was approximately $23.7 million for the six months ended June 30, 2002 as compared to net cash provided by operating activities of $4.6 million for the six months ended June 30, 2001.

     At June 30, 2002, the Company had working capital of $45.3 million.

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

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for an $80 million senior credit facility (the "Credit Facility"). The Credit Facility is comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $60 million multiple draw three year amortizing term loan facility. During the fourth quarter of 2001, the Company drew down $37 million under this facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. No additional draws were taken by the Company in 2002. The Company's ability to borrow additional funds from this facility was limited to the period prior to February 1, 2002. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bear interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% (5.5% at June 30, 2002). The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date which is five days prior to the final maturity for the term loan facility. At June 30, 2002, $13.9 million of letters of credit were outstanding. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio and restrictions on paying cash dividends. The Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; (c) a first priority perfected lien in 65% of the capital stock of each of the Company's foreign subsidiaries; and (d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

     In consideration for the Credit Facility, the Company issued warrants on November 30, 2001 to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants have an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of $1,980,000 is included in deferred financing costs on the Condensed Consolidated Balance Sheets and is being amortized over the term of the Credit Facility using the effective interest method.

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

     In consideration for the Guaranty and Security Agreement, the Company issued Mr. Perlmutter warrants on November 30, 2001 to purchase up to five million shares of the Company's common stock. These warrants have an exercise price of $3.11, a life of five years and whose exercisability is determined by a calculation reflecting the amounts guaranteed by Mr. Perlmutter. During February 2002, Mr. Perlmutter guaranteed $4.4 million relating to the Company's corporate office lease agreement as well as certain letters of credit totaling approximately $0.2 million, which are included within his maximum guarantee of $30 million, for which the Company granted him warrants to purchase 735,601 shares of common stock at an exercise price of $3.11 and a life of five years. Based on the cumulative amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants are exercisable at June 30, 2002 (3,867,708 warrants at December 31, 2001). The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of the exercisable warrants was $13,048,735 and is included in the Condensed Consolidated Balance Sheets as deferred financing costs and is being amortized as interest expense over the three year term of the Credit Facility using the effective interest method.

     The Company believes that cash on hand, cash flow from operations, borrowings available under the HSBC letter of credit facility and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay Administrative Expense Claims.

The following tables set forth the Company's Contractual Cash Obligations and Other Commercial Commitments as of June 30, 2002:


         Contractual
       Cash Obligations                                Payments Due By Period
      ------------------                               ----------------------
                                             Less than                                    After
    (Amounts in thousands)        Total        1 Year       1-3 Years     4-5 Years       5 Years
                                --------     ---------     -----------   -----------     ---------
Long Term Debt                  $186,419     $ 10,771      $  24,686          ----    $   150,962
Operating Leases                  16,174        3,537          7,105         4,330          1,202
                                --------     ---------     -----------   -----------     ---------
Total Contractual
Cash Obligations                $202,593     $ 14,308      $  31,791       $ 4,330      $ 152,164
                                ========     =========     ===========   ===========     =========




        Other Commercial                                Amount of Commitment
          Commitments             Total                Expiration Per Period
       ------------------       --------     ------------------------------------------------------
                                             Less than                                      Over
     (Amounts in thousands)                   1 Year        1-3 Years       4-5 Years      5 Years
                                             ----------    -----------     ----------     ---------
Standby Letters of Credit        $13,894     $  5,194       $  8,700         $ -           $ -
                                ========     =========     ===========     ==========     =========

                           PART II. OTHER INFORMATION.
                        --------------------------------


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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Court's decision and the hearing on the appeal was held in June 2002. The Company is awaiting the Court's decision.

     X-Men Litigation. In April 2001, Twentieth Century Fox Film Corporation sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc. and
Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with the contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which was released in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims (ii) granted Fox's motion for a preliminary injunction but only as to the defendants use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and (b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The preliminary injunction has not and will not, have a significant effect on the Company's operations. In January 2002, the United States Appeals Court for the Second Circuit, in response to Fox's appeal, affirmed the District Court's denial of Fox's motion for a preliminary injunction to prevent the airing of the Mutant X series and remanded the case to the District Court for further proceedings consistent with its opinion. At the present time, the parties are engaged in pre-trial discovery with a trial on the merits scheduled for November 2002.

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

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to oppose certification of the purported class and vigorously defend this action on its merits.

        Administrative Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administrative Expense Claims submitted to the Company for payment. As of June 30, 2002 the Company has settled substantially all Administrative Expense Claims and believes the remaining accrual of $2.2 million is sufficient to provide for its remaining obligations.

Item 2.  Exhibits and Reports on Form 8-K.

a)  Exhibits. See the Exhibits Index immediately below.

Exhibit No.
----------
10.1            Amendement to Ungar Employment Agreement and Loan Out Agreement
                     dated April 9,2002

12              Statement re: Computation of Ratios dated as of June 30, 2002.

99.1            Certification  by Chief  Executive  Officer  pursuant to
                    Sarbanes-Oxley Act

99.2            Certification  by Chief  Financial  Officer  pursuant to
                    Sarbanes-Oxley Act

b)  Reports on Form 8-K
              The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2002:

                  None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                     MARVEL ENTERPRISES, INC.
                                                     (Registrant)



        Dated: August 14, 2002                 By: /s/  F. Peter Cuneo
                                                        -------------------
                                                        F. Peter Cuneo
                                                        President and Chief
                                                           Executive Officer


                                               By: /s/  Kenneth P. West
                                                        -------------------
                                                        Kenneth P. West
                                                        Chief Financial Officer