Form 10-Q
period 2002-09-30
MARVEL ENTERPRISES INC
filed 2002-11-06
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

                                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ----------- to ----------

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

                                  212-576-4000

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

Yes  X  No

At October 31, 2002, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 36,310,227 shares of Common Stock.


                                    TABLE OF CONTENTS
                                                                                                       Page

PART I.           FINANCIAL INFORMATION...........................................................       1

         Item 1.  Financial Statements (unaudited)................................................       1

                  Condensed Consolidated Balance Sheets as of September 30, 2002 and
                  December 31, 2001...............................................................       1

                  Condensed Consolidated Statements of Operations and  Comprehensive
                  Income (Loss) for the Three Months and Nine Months Ended September 30, 2002
                  and 2001........................................................................       2

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2002 and 2001.....................................................       3

                  Notes to Condensed Consolidated Financial Statements............................       4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations......................................................................      13

                  General.........................................................................      13

                  Results of Operations...........................................................      14

                  Liquidity and Capital Resources.................................................      17

        Item 4.   Controls and Procedures.........................................................      19

PART II. OTHER INFORMATION........................................................................      20

         Item 1.  Legal Proceedings...............................................................      20

         Item 2.  Exhibits and Reports on Form 8-K................................................      21

SIGNATURES........................................................................................      21

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002..........................      22


                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                September 30,      December 31,
                                                                                     2002               2001
                                                                                -------------      -------------
ASSETS                                                                           (unaudited)
Current assets:
 Cash and cash equivalents.............................................              $58,236       $21,591
 Accounts receivable, net..............................................               34,370        35,648
 Inventories, net......................................................               19,589        20,916
 Income tax receivable.................................................                   --           334
 Amounts due from joint venture........................................                4,118            --
 Deferred financing costs..............................................                7,531         9,144
 Prepaid expenses and other current assets.............................                2,908        12,594
                                                                                --------------     -------------

     Total current assets..............................................              126,752       100,227

Molds, tools and equipment, net........................................                7,269         8,076
Product and package design costs, net..................................                1,486         2,218
Accounts receivable, non-current portion...............................               13,336        11,890
Goodwill, net..........................................................              367,912       380,675
Other intangibles, net.................................................                  734           988
Deferred charges and other assets......................................                  101           139
Deferred financing costs...............................................                5,794        13,357
                                                                                --------------    -------------

     Total assets......................................................             $523,384      $517,570
                                                                                ==============    =============

LIABILITIES, CUMULATIVE CONVERTIBLE EXCHANGEABLE REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable......................................................             $ 14,992       $13,052
 Accrued expenses and other............................................               41,064        35,270
 Current portion of credit facility....................................                9,228         6,172
 Administrative claims payable.........................................                1,808         3,500
 Unsecured creditors payable...........................................                3,571         5,239
 Deferred revenue......................................................                4,385         7,128
                                                                                --------------    -------------

     Total current liabilities.........................................               75,048        70,361
                                                                                --------------    -------------

 Senior notes...........................................................             150,962       150,962
 Long-term portion of credit facility...................................              14,686        30,828
 Accrued rent...........................................................                 844           940
 Deferred revenue, non-current portion..................................              11,819        14,546
                                                                                --------------    -------------

     Total liabilities..................................................             253,359       267,637
                                                                                --------------    -------------
Cumulative convertible exchangeable
         redeemable preferred stock.....................................             208,088       207,975
                                                                                --------------    -------------
Stockholders' equity
 Common stock...........................................................                 436           421
 Additional paid-in capital.............................................             254,690       238,769
 Accumulated deficit....................................................            (159,722)     (162,897)
 Accumulated other comprehensive loss...................................                (512)       (1,380)
                                                                                --------------    -------------

     Total stockholders' equity before treasury stock...................              94,892        74,913
     Treasury stock.....................................................             (32,955)      (32,955)
                                                                                --------------    -------------
     Total stockholders' equity..........................................             61,937        41,958
                                                                                --------------    -------------
     Total liabilities, cumulative convertible exchangeable
           redeemable preferred stock and stockholders' equity...........           $523,384      $517,570
                                                                                ==============    =============

         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)
                                   (unaudited)
                                                         Three Months                Nine Months
                                                      Ended September 30,        Ended September 30,
                                                     ---------------------      ----------------------
                                                      2002          2001          2002         2001
                                                     -------       -------       --------     --------
Net sales.....................................       $84,378       $43,026       $212,539     $131,630
Cost of sales.................................        41,100        23,188        104,163       69,914
                                                     -------       -------       --------     --------
Gross profit..................................        43,278        19,838        108,376       61,716
                                                     -------       -------       --------     --------
Operating expenses:
     Selling, general and administrative......        16,015        12,629         55,188       38,344
     Pre-acquisition litigation charge........            --            --             --        3,000
     Depreciation and amortization............         1,590         2,179          3,642        3,982
     Amortization of goodwill.................            85         5,940            255       17,782
                                                     -------       -------       --------     --------
Total operating expenses......................        17,690        20,748         59,085       63,108
Other income..................................           253           --             967           --
Equity in net income (loss) of joint venture..         1,785           (92)         7,126         (270)
                                                     -------       -------       --------     ---------
Operating income (loss).......................        27,626        (1,002)        57,384       (1,662)
Interest expense, net.........................        11,973         7,162         27,652       22,789
                                                     -------       -------       --------     ---------
Income (loss) before provision for income taxes,
extraordinary gain and cumulative effect of change
in accounting principle.......................        15,653        (8,164)        29,732      (24,451)
Income tax provision..........................         5,017         6,584          9,955        6,389
                                                     --------      -------       --------     ---------
Income (loss) before extraordinary gain and
cumulative effect of change in accounting
principle....................................         10,636       (14,748)        19,777      (30,840)
Extraordinary gain, net of income tax provision
of $9,686....................................             --        13,645             --       13,645
                                                     --------     --------       --------     ---------
Income (loss) before cumulative effect of change
in accounting principle.......................        10,636        (1,103)        19,777      (17,195)
Cumulative effect of change in accounting
principle, net of income tax of $2,780........           175            --         (4,386)           --
                                                     ---------    --------       --------     ---------
Net income (loss).............................        10,811        (1,103)        15,391      (17,195)
Less: preferred dividend requirement..........         4,080         4,006         12,216       11,957
                                                     ---------    --------       --------     ---------
Net income (loss) attributable to common stock.       $6,731       ($5,109)       $ 3,175     ($29,152)
                                                     ---------    --------       --------     ---------
Basic earnings (loss) per share before
extraordinary gain and cumulative effect of change
in accounting principle.......................         $0.19        ($0.54)         $0.21       ($1.25)
Extraordinary gain............................           --           0.39             --         0.40
Cumulative effect of change in accounting
principle..........                                      --            --           (0.12)          --
                                                    ---------     ----------      ---------    ---------
Basic earnings (loss) per share attributable to
common stock..................................         $0.19        ($0.15)         $0.09       ($0.85)
                                                    ---------     ----------      ---------    ---------
Weighted average number of basic shares
outstanding...................................        36,292        34,529         35,560       34,173
                                                    ----------     ---------      --------     ---------
Diluted earnings (loss) per share before
extraordinary gain and cumulative effect of
change in accounting principle.................        $0.17        ($0.54)         $0.19       ($1.25)
Extraordinary gain............................            --          0.39            --          0.40
Cumulative effect of change in accounting
principle.....................................            --           --           (0.11)          --
                                                    ----------     ---------       -------     --------
Diluted earnings (loss) per share attributable to
common stock..................................         $0.17        ($0.15)         $0.08       ($0.85)
                                                    ----------     ---------       -------     ---------
Weighted average number of diluted shares
outstanding...................................        40,586        34,529         40,448       34,173
                                                    ----------     ---------       -------     ---------

Comprehensive income (loss)
  Net income (loss)............................      $10,811       ($1,103)       $15,391     ($17,195)
  Other comprehensive income (loss)............          868           --            (512)          --
                                                    ----------     ---------      ---------    ---------

  Comprehensive income (loss)..................      $11,679       ($1,103)       $14,879     ($17,195)
                                                    ----------     ---------      ---------    ---------

         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                     ------------------------
                                                                                        2002         2001
                                                                                     ---------     ----------

  Cash flows from operating activities:
     Net income (loss).........................................................       $15,391      ($17,195)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary gain, net of income tax provision...........................            --       (13,645)
     Cumulative effect of change in accounting principle, net of income tax
     provision.................................................................         4,386            --
     Deferred income taxes.....................................................         8,304         5,301

     Depreciation and amortization.............................................         3,897        21,764
     Amortization of deferred financing costs..................................        11,939         1,053
     Equity in net (income) loss of joint venture..............................        (7,126)          270
     Distributions from joint venture..........................................         1,664           957
     Changes in operating assets and liabilities:
        Accounts receivable....................................................          (168)        8,960
        Inventories............................................................         1,327        17,553
        Income tax receivable..................................................           334           --
        Prepaid expenses and other current assets..............................         9,686       (10,339)
        Deferred charges and other assets......................................            38           806
        Accounts payable, accrued expenses and other liabilities...............         4,453        (4,706)
                                                                                    ----------     -----------
    Net cash provided byrating activities......................................        54,125        10,779
                                                                                    ----------     -----------
   Cash flows from investing activities:
        Increase in restricted cash............................................           --         (3,000)
        Payment of administrative claims and unsecured creditors payable, net..        (3,360)       (2,236)

        Purchases of molds, tools and equipment................................        (1,298)       (4,167)
        Expenditures for product and package design costs......................          (805)       (2,152)
        Other intangibles......................................................            (1)         (516)
                                                                                     ----------     -----------
   Net cash used in investing activities.......................................        (5,464)      (12,071)
                                                                                     ----------     -----------

   Cash flows from financing activities:
        Deferred financing costs...............................................          (196)           --
        Purchase of senior notes...............................................           --         (6,701)
        Stock purchase warrants exercised......................................           --              1
        Repayment of credit facility...........................................       (13,086)           --
        Exercise of stock options..............................................         1,266            --
                                                                                     ----------     -----------
   Net cash used in financing activities.......................................       (12,016)       (6,700)
                                                                                     ----------     -----------
  Net increase (decrease) in cash and cash equivalents.........................        36,645        (7,992)
  Cash and cash equivalents, at beginning of period............................        21,591        22,803
                                                                                     ----------     -----------
                                                                                     ----------     -----------
  Cash and cash equivalents, at end of period..................................       $58,236       $14,811
                                                                                     ==========     ===========
                                                                                     ==========     ===========
  Supplemental disclosures of cash flow information:
   Interest paid during the period (2002 amount includes $9,149
   applicable to 2001 interest paid on senior notes in January 2002)...........       $19,955       $15,310
        Income taxes, net, paid during the period..............................          $194          $239

  Non-cash transactions:
    Preferred dividends requirement............................................       $12,216       $11,957
    Receipt of $39.2 million in senior notes in satisfaction of licensing
    fees.......................................................................          --         $20,000
    Conversion of preferred stock to common stock..............................       $12,102        $9,814
    Fair value of warrants issued in connection with credit facility...........        $2,567            --


         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2002 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 are not necessarily indicative of those for the full year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the current year's presentation. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Footnotes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     Upon adoption of SFAS 142 in the first quarter of 2002, the Company initially recorded a one-time, non-cash charge of approximately $4.6 million, net of income tax of approximately $2.6 million ($0.11 per share) to reduce the carrying value of its goodwill, with respect to its toy merchandising and distribution reporting unit. In the third quarter of 2002, the Company recorded an adjustment of $0.2 million to the income tax provision related to this charge so as to properly reflect estimated year-end taxes. Such charge is non-operational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2002. The Company will continue to evaluate this income tax provision and make any necessary adjustments in the fourth quarter of 2002. As of September 30, 2002, the net cumulative effect of this change in accounting principle was $4.4 million.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

A summary of the Company's goodwill before and after the application of SFAS 142, and total assets as of September 30, 2002, by reporting unit, is as follows (in thousands):

                                         Goodwill                                       Total Assets
                                        ----------                                     --------------
                                                      Utilization of
                       January 1,                     Net Operating             September 30,    September 30,
                          2002       Impairments      Loss Carryforwards            2002              2002
                       ----------    -----------     --------------------       --------------   -------------
Licensing              $324,193      $      -        $       (5,597)                $318,596      $  374,195
Publishing               49,316             -                     -                   49,316          78,372
Toy Merchandising
   and Distributing    $  7,166        (7,166)                    -                        -          70,817
                       ----------    ------------     -------------------       --------------   -------------
Total                  $380,675      $ (7,166)               (5,597)                $367,912      $  523,384
                       ==========    ============     ===================       ==============   =============

    As of September 30, 2002 and December 31, 2001, the Company's intangible assets subject to amortization and related accumulated amortization consisted of the following (in thousands):

                           September 30, 2002                              December 31, 2001
              --------------------------------------------    ------------------------------------------
                              Accumulated                                    Accumulated
                 Gross        Amortization        Net            Gross       Amortization        Net
              -----------   ----------------   ----------     -----------   ----------------   ---------
Patents        $   3,186      $     2,857       $   329        $   3,185     $      2,695       $  490
Trademarks         1,264              859           405            1,264              766          498
              -----------   ----------------   ----------     -----------   ----------------   ---------
Total          $   4,450      $     3,716       $   734        $   4,449     $      3,461       $  988
              ===========   ================   ==========     ===========   ================   =========

The Company recorded amortization expense of intangible assets of $85,000 and $255,000 during the three months and nine months ended September 30, 2002 compared to $75,000 and $183,000 during the three and nine month periods ended September 30, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $338,000; 2003: $304,000; 2004: $217,000; 2005:
$129,000; 2006: $ 0.

       Had the Company adopted SFAS 142 on January 1, 2001, the historical loss attributable to common stockholders and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below (in thousands except per share amounts):

                                                                     Three Months            Nine Months
                                                                        Ended                   Ended
                                                                  September 30, 2001      September 30, 2001
                                                                 --------------------    ---------------------
Net loss attributable to common stockholders
    As reported - historical basis                                   $  (5,109)             $  (29,152)
Add: Goodwill amortization                                               5,866                  17,599
                                                                 --------------------    ---------------------
Adjusted net income (loss) attributable to common stockholders       $     757              $  (11,553)
                                                                 ====================    =====================

Basic and diluted income (loss) per share attributable to
common stock                                                         $    0.02              $    (0.34)

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                 (In thousands)
                                   (unaudited)

         3.     DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                                September 30     December 31
                                                                                    2002            2001
                                                                                -------------   -------------
Accounts receivable, net, consist of the following:
   Accounts receivable........................................................     $58,423        $52,761
   Less allowances
               Doubtful accounts..............................................      (7,384)        (5,275)
               Advertising, markdowns, returns, volume, discounts and other...     (16,669)       (11,838)
                                                                                --------------  -------------
      Total...................................................................     $34,370        $35,648
                                                                                ==============  =============
Inventories, net, consist of the following:
   Toys:
     Finished goods............................................................    $10,017        $12,039
     Component parts, raw materials and work-in-process........................      2,568          3,849
                                                                                --------------  -------------
                                                                                --------------  -------------
       Total toys..............................................................     12,585         15,888

   Publishing:
     Finished goods............................................................      1,351          1,411
     Editorial and raw materials...............................................      5,653          3,617
                                                                                --------------  -------------
                                                                                --------------  -------------
       Total publishing........................................................      7,004          5,028
                                                                                --------------  -------------
       Total...................................................................    $19,589        $20,916
                                                                                ==============  =============

Molds, tools and equipment, net, consists of the following:
    Molds, tools and equipment.................................................     $4,350         $3,410
    Office equipment and other.................................................     12,262         12,096
    Less accumulated depreciation and amortization.............................     (9,343)        (7,430)
                                                                                --------------  -------------
      Total....................................................................     $7,269         $8,076
                                                                                ==============  =============

Product and package design costs, net, consists of the following:
    Product design costs.......................................................     $2,793         $2,255
    Package design costs.......................................................      1,131            864
    Less accumulated amortization..............................................     (2,438)          (901)
                                                                                --------------  -------------
      Total....................................................................     $1,486         $2,218
                                                                                ==============  =============

Accrued expenses and other:
   Accrued royalties...........................................................     $5,742         $2,737
   Inventory purchases.........................................................      8,501          1,443
   Income taxes payable........................................................      3,135          2,051
   Marvel Entertainment Group acquisition accruals.............................      1,287          1,857
   Accrued bonuses.............................................................      2,427           --
   Interest expense............................................................      5,925          9,971
   Accrued expenses - Fleer sale including pension benefits....................      2,904          3,946
   Pre-acquisition litigation charge...........................................      3,000          3,000
   Other accrued expenses......................................................      8,143         10,265
                                                                                --------------  -------------
     Total.....................................................................    $41,064        $35,270
                                                                                ==============  =============

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

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

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for a senior credit facility (the "Credit Facility") comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $37 million three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The Company's ability to borrow additional funds from this facility was limited to the period prior to February 1, 2002. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bear interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% (5.32% at September 30, 2002). The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. On August 30, 2002, the Company voluntarily prepaid $10 million toward the term loan. In connection with this accelerated prepayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of deferred financing costs associated with the facility. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date which is five days prior to the final maturity for the term loan facility. At September 30, 2002, $13.9 million of letters of credit were outstanding. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio and restrictions on paying cash dividends. The Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; (c) a first priority perfected lien in 65% of the capital stock of each of the Company's foreign subsidiaries; and (d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

5.       SHARES OUTSTANDING

     The Condensed Consolidated Statement of Operations presents operations of the Company for the three and nine months ended September 30, 2002. During the first nine months of 2002, there were conversions of 1,210,185 shares of preferred stock into 1,257,370 shares of common stock and 275,865 shares of common stock were issued upon the exercise of employee stock options. The total number of shares of common stock outstanding as of September 30, 2002 is 36,300,093. Assuming conversion of all of the outstanding 8% Preferred Stock, the number of shares of common stock outstanding at September 30, 2002 would have been 57,918,817; assuming conversion of all of the 8% Preferred Stock and exercise of all outstanding warrants and employee stock options that are in the money, the number of shares of common stock would have been 72,131,094. Assuming conversion of all of the 8% Preferred Stock and exercise of all outstanding warrants and employee stock options, the number of shares of common stock would have been 81,714,302. Included in the 72,131,094 shares and 81,714,302 shares are approximately 8,750,000 warrants that expired unexercised on October 2, 2002.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                  September 30
                                                            ---------------------------   ---------------------------
                                                                2002           2001             2002          2001
                                                            ------------   ------------   -------------   -----------
Numerator:
     Net income                                             $  10,811      $  (1,103)     $    15,391     $  (17,195)
     Preferred dividends                                       (4,080)        (4,006)         (12,216)       (11,957)
                                                            ------------   ------------   -------------   -----------
     Numerator for basic and diluted earnings per share -
     income (loss) attributable to common stockholders      $   6,731      $  (5,109)     $     3,175     $  (29,152)
                                                            ============   ============   =============   ===========

Denominator:

     Denominator for basic earnings per share                  36,292         34,529           35,560         34,173
     Effect of dilutive warrants                                2,189              -            2,384              -
     Effect of employee stock options*                          2,105              -            2,504              -
     Effect of dilutive redeemable cumulative
       exchangeable preferred stock**                               -              -                -              -
                                                            ------------    ------------   -------------  -----------
     Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     Conversions                                               40,586         34,529           40,448         34,173
                                                            ============    ============   =============  ===========
Basic earnings per share                                    $    0.19       $  (0.15)      $     0.09          (0.85)
                                                            ============    ============   =============  ===========
Diluted earnings per share                                  $    0.17       $  (0.15)      $     0.08          (0.85)
                                                            ============    ============   =============  ===========

* Any dilution arising from the Company's outstanding employee stock options during the three and nine months ended September 30, 2001 are not included as their effect is anti-dilutive.

** The calculation of diluted earnings per share does not include the assumed conversion of convertible preferred stock for the three and nine month periods ended September 30, 2002 and September 30, 2001, as such would be anti-dilutive
- caused by the effect of adding back the preferred stock dividends (to the numerator) in such calculation.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

6.       SEGMENT INFORMATION

The Company's operations consist of three segments: Toy Merchandising and Distributing, Publishing and Licensing Segments.

Toy Merchandising and Distributing Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon Spider-Man: The Movie and on Lord of the Rings, which is licensed from New Line Cinema. The Spectra Star division (which is presently scheduled to be closed on or about April 1, 2003) of the toy merchandising and distributing segment designs, produces and sells kites in both the mass market stores and specialty hobby shops. Spectra's sales amounted to $10.7 million during the nine month period ended September 30, 2002 and this division consists of $12.9 million total assets, principally inventory, land and buildings.

Publishing Segment

     The publishing segment creates and publishes comic books principally in North America. The Company has been publishing comic books since 1939 and has developed a roster of more than 4,700 Marvel Characters. The Company's titles feature classic Marvel Super Heroes, Spider-Man, X-Men, and newly developed Marvel Characters.

Licensing Segment

      The licensing segment relates to the licensing of, or joint ventures involving, the Marvel Characters for use with (i) merchandise and toys, (ii) promotions, (iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) restaurants, theme parks and site-based entertainment.

Set forth below is certain operating information for the segments of the Company.

Three months ended September 30, 2002

                                           Licensing    Publishing          Toys        Corporate         Total
                                          -----------  ------------     --------------  -----------    ----------
                                                                        (in thousands)
Net sales                                    $25,007       $15,345         $44,026       $   --         $ 84,378
Gross profit                                  24,008         7,140          12,130           --           43,278
Operating  income (loss)                      22,480         4,354           4,151        (3,359)         27,626
EBITDA(1)                                     22,512         4,359           5,789        (3,359)         29,301


Three months ended September 30, 2001

                                           Licensing    Publishing          Toys        Corporate         Total
                                          -----------  ------------     --------------  -----------     ---------
                                                                        (in thousands)

Net sales                                    $ 5,996       $12,829         $24,201        $   --        $ 43,026
Gross profit                                   5,731         6,519           7,588           --           19,838
Operating (loss) income                         (844)        2,827              57        (3,042)         (1,002)
EBITDA(1)                                      4,134         3,622           2,403        (3,042)          7,117


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

Nine months ended September 30, 2002

                                           Licensing    Publishing          Toys         Corporate         Total
                                          -----------  ------------   --------------    -----------      ---------
                                                                      (in thousands)
Net sales                                    $51,335       $47,846        $113,358    $      --      $212,539
Gross profit                                  50,161        24,107          34,108           --       108,376
Operating  income (loss)                      43,256        14,338           9,050       (9,260)       57,384
EBITDA(1)                                     43,351        14,351          12,839       (9,260)       61,281


Nine months ended September 30, 2001

                                           Licensing    Publishing          Toys          Corporate         Total
                                          -----------  ------------   --------------     -----------      ---------
                                                                      (in thousands)

Net sales                                   $ 22,663       $34,203         $74,764       $   --      $131,630
Gross profit                                  22,106        16,951          22,659           --        61,716
Pre-acquisition litigation charge                 --            --              --       (3,000)       (3,000)
Operating income (loss)                          904         6,751             722      (10,039)       (1,662)
EBITDA(1)                                     15,840         9,136           5,165      (10,039)       20,102

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

         7.   SPIDER-MAN:  THE MOVIE

     During 1999, the Company entered into a license agreement with Sony Pictures Entertainment, Inc., ("Sony") providing for the licensing of the Spider-Man characters in exchange for a gross participation in the marketing of the Spider-Man: The Movie (which was commercially released on May 3, 2002) and related releases on DVD/VHS and likely other revenue sources (e.g., syndication sales, etc.), and established an equally owned joint venture for the merchandise licensing of the Spider-Man: The Movie characters.

     Earnings associated with the Company's participation in the gross proceeds of the movie have been recognized as non-refundable advance royalty payments as received, which amounted to $10 million in 1999, and $2.5 million in the second quarter of 2002. During the quarter ended September 30, 2002, Sony reported Marvel's participation through such date at approximately $2.0 million in excess of advances previously received - which amount was subsequently collected from Sony. Prospectively, additional movie royalties will be recognized as revenue - as reported by Sony.

     Earnings associated with our merchandising joint venture (accounted for under the equity method of accounting) amounted to approximately $1.8 million during the three month period ended September 30, 2002, and $7.1 million during the nine months ended September 30, 2002, and represent the Company's share of merchandising royalties, net of expenses. The Company's share of the joint venture's earlier losses were $0.3 million in each of the years 2000 and 2001.

8.       TOY LICENSE

     During 2001, the Company entered into a license agreement with Toy Biz Worldwide, Ltd. (TBW), an unrelated entity, covering the manufacture and sale of toy action figures and accessories and other toy products using all of Marvel's characters other than those based upon the Spider-Man movie and television characters. The license agreement has a term of 66 months, and included the payment to Marvel of a minimum guaranteed royalty of $20 million. In addition, the Company and TBW have entered into other agreements, which require Marvel to provide TBW with certain administrative, selling, and management support for which TBW is to reimburse Marvel. For the three and nine month periods ended September 30, 2002, the Company was reimbursed approximately $1.7 million and $5.9 million, respectively, for administrative and management support. The Company is recognizing royalty revenue related to this license as toys are shipped. The Company is also entitled to additional royalties based upon TBW's profitability. During the three and nine month periods ended September 30, 2002, the Company recognized royalty income under this license of $5.4 million and $7.0 million, respectively. As of September 30, 2002, the related deferred minimum guaranteed royalty amounted to $12.6 million, of which $0.8 million is classified as current liabilities.

9.       SUBSEQUENT EVENT

     During October 2002, the Company commenced an Offer to Exchange shares of Marvel's Cumulative Convertible Exchangeable Preferred Stock, at an exchange ratio of 1.39 shares of Common Stock for each share of Preferred Stock to be tendered. Each share of Preferred Stock currently is convertible at the option of the holder into 1.039 Common Shares. If preferred stockholders for all of such shares accept this exchange offer, approximately 28.9 million additional shares will be issued (of which 7.3 million shares of Common Stock equates to the premium over the original conversion ratio), which issuance will be accounted for, in the fourth quarter, as a preferred dividend. Such dividend would approximate $60 million, based upon an estimated Common Stock closing price of $8.25 per share on the Offer's scheduled expiration date.



                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

10.       COMMITMENTS AND CONTINGENCIES

Commitments

     In June 2000, the Company entered into a merchandise licensing agreement to manufacture and distribute a line of toys associated with a motion picture trilogy. The first motion picture in the trilogy was released on December 19, 2001 and the remaining two are expected to be released during the fourth quarters of 2002 and 2003, respectively. In connection with this licensing agreement and future minimum royalty obligations, the Company was required to provide the licensor with a $5.0 million cash payment and a standby letter of credit in the amount of $10.0 million, which is outstanding at September 30, 2002.

     The Company is a party to various other royalty agreements with future guaranteed royalty payments through 2003. Minimum future obligations under all royalty agreements are as follows:

                  (in thousands)

     2002.....        $5,471
     2003.....         5,274
                     -------
     Total           $10,745
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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims (ii) granted Fox's motion for a preliminary injunction but only as to the defendants use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and
(b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The preliminary injunction has not and will not, have a significant effect on the Company's operations. In January 2002, the United States Appeals Court for the Second Circuit, in response to Fox's appeal, affirmed the District Court's denial of Fox's motion for a preliminary injunction to prevent the airing of the Mutant X series and remanded the case to the District Court for further proceedings consistent with its opinion. At the present time, the parties are engaged in pre-trial discovery with a trial on the merits anticipated in Spring 2003.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed an appeal which was heard in October 2002 and is awaiting the Court's decision. The Company was required to post a letter of credit in the amount of the judgment plus interest. The Company has provided for this judgment during the second quarter of 2001 in the Consolidated Statement of Operations.

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

     Threatened Action. The Company has received a written claim by Stan Lee, Chairman Emeritus, asserting the threat of litigation, in the event the Company fails to pay him 10% of the profits derived by the Company from the profits of the movies and television programs (including ancillary rights) utilizing the Company's characters, as provided in the Employment Agreement between the Company and Mr. Lee dated as of November 1, 1998. Pursuant to the terms of the Employment Agreement, the Company is currently paying Mr. Lee a salary of $1 million per year and believes that Mr. Lee's claim is without merit. If Mr. Lee commences suit, the Company intends to vigorously defend such action.

     Administrative Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administrative Expense Claims submitted to the Company for payment. As of September 30, 2002, the Company has settled substantially all Administrative Expense Claims and believes the remaining accrual of $1.8 million is sufficient to provide for its remaining obligations.

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

General
     The  Company's   businesses   are  managed  within  three   segments:   Toy
Merchandising and Distributing, Publishing and Licensing Segments.

Toy  Merchandising and Distributing Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon Spider-Man: The Movie and on the Lord of the Rings, which is licensed from New Line Cinema. The Spectra Star division (which is presently scheduled to be closed on or about April 1, 2003 - see Results of Operations) of the toy merchandising and distributing segment designs, produces and sells kites in both the mass market stores and specialty hobby shops. Spectra's sales amounted to $10.7 million during the nine month period ended September 30, 2002 and this division consists of $12.9 million total assets, principally inventory, land and buildings.

Publishing Segment

     The publishing segment creates and publishes comic books principally in North America. The Company has been publishing comic books since 1939 and has developed a roster of more than 4,700 Marvel Characters. The Company's titles feature classic Marvel super heroes such as Spider-Man, X-Men as well as newly developed Marvel Characters.

Licensing Segment

     The licensing segment relates to the licensing of, or joint ventures involving, the Marvel Characters for use with (i) merchandise and toys, (ii) promotions, (iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) restaurants, theme parks and site-based entertainment.

Results of Operations

Three months ended September 30, 2002 compared with the three months ended September 30, 2001

     The Company's net sales increased approximately $41.4 million to $84.4 million in the third quarter of 2002 (from approximately $43.0 million in the third quarter of 2001). The increase is due to improved performance across each of the Company's operating segments. Sales from the Toy segment increased approximately $19.8 million to approximately $44.0 million in the third quarter of 2002 (from approximately $24.2 million in the third quarter of 2001, primarily due to the sales of action figures and accessories based on characters from Spider-Man: The Movie, which were partially offset by lower sales of toys from product categories that were discontinued in prior years. Sales from the Publishing segment increased approximately $2.6 million to approximately $15.4 million in the third quarter of 2002 (from $12.8 million in the third quarter of
2001), primarily due to an increase in the sales of comic books and trade paperbacks to the direct and mass markets. Revenue form the direct market (specialty comic retail stores) increased approximately $2.3 million to $12.4 million in the three month period ended September 30, 2002 (from $10.1 million in the three month period ended September 30, 2001 and consists of sales of comic books and trade paperbacks. Revenue from the mass market increased approximately $0.8 million to ($0.9 million) in the three month period ended September 30, 2002 and consists of sales of trade paperbacks only. Sales of trade paperbacks and comics have increased over 174% and over 14%, respectively, in the 2002 period over the comparable period in 2001. Sales from the Licensing segment increased approximately $19.0 million to approximately $25.0 million in the third quarter of 2002 (from approximately $6.0 million in the third quarter of 2001), primarily due to increased license fees from domestic and international license agreements, including a substantial license agreement with Vivendi Universal for online massive multi-player games based on the Company's universe of characters and additional royalties received from Sony ($2.0 million) applicable to reported box office collections from Sony. Increased overages associated with the Company's domestic and international licenses, which are royalties in excess of a licensee's minimum guarantees, also contributed to the increase in revenue in the third quarter of 2002.

     Gross profit increased approximately $23.5 million to approximately $43.3 million in the third quarter of 2002 (from approximately $19.8 million in the third quarter of 2001). This was primarily due to improvements in each of the Company's operating segments. Gross profits improved 319% in Licensing, 10% in Publishing, and 60% in Toys as compared to the third quarter of 2001. Consolidated gross profit as a percentage of net sales increased to approximately 51% in the 2002 period from approximately 46% in the 2001 period. The gross profit percentage for the Toy segment decreased to 28% in the 2002 period - from 31% in the 2001 period, primarily due to the fact that the mix of 2002's product line consisted of lower margin items which was less profitable than the product mix of the prior period. The gross profit percentage for Publishing segment decreased to 47% in the 2002 period from 51% in the 2001 period, primarily due to an increase in reserves recorded for estimated slow moving trade inventory. The gross profit percentage for Licensing remained consistent in the third quarter of 2002 as compared to the third quarter of 2001.

     Selling, general and administrative expenses increased approximately $3.4 million to approximately $16.0 million, or approximately 19% of net sales in the third quarter of 2002 as compared to approximately $12.6 million or approximately 29% of net sales in the third quarter of 2001. The Licensing segment accounted for approximately $1.8 million of the increase which is primarily due to increases in recorded accounts receivable reserves, the recognition of development costs associated with the X-Men Evolution television series and higher sales commissions. The Publishing segment accounted for $0.1 mm of the increase which was primarily due to higher distribution fees as a result of the increase in sales of comic books and trade paperbacks to the direct and mass markets. The Toy segment accounted for approximately $1.2 million of the increase primarily due to the recording ($0.9 million) of various impairment charges related to the net assets of the Company's Spectra Star/Quest Aerospace division - which is expected to be closed on or about April 1, 2003. This charge principally relates to the acceleration of guaranteed minimum royalty amounts due on license agreements, and to reduce the net realizable value of certain fixed assets. This overall increase was partially offset by an increased reimbursement of $0.7 million during the three month period ended
September 30, 2002 from Toy Biz Worldwide Ltd., an unrelated entity, for administrative and management support provided. The Corporate division accounted for $0.3 million of the increase due to higher legal fees in the third quarter of 2002 relating to various ongoing litigation (See Part II, Item 1, " Legal Proceedings" for further details).

     In the third quarter of 2002, the Company recognized $1.8 million in net revenue as compared to expenses of $0.1 million in the third quarter of 2001 in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man characters. The Company accounts for the activity of this joint venture under the equity method.

     Depreciation and amortization expense decreased approximately $6.4 million to approximately $1.7 million in the 2002 period (from approximately $8.1 million in the 2001 period) primarily due to the effect of the adoption of SFAS No 142, "Goodwill and Other Intangible Assets", whereby periodic goodwill amortization charges are no longer recorded (See Note 2 to the Condensed Consolidated Financial Statements).

      Net interest expense increased $4.8 million in the third quarter of 2002 as compared to the third quarter of 2001, primarily due to the write-off of deferred financing costs associated with the accelerated prepayment of $10 million toward the Credit Facility. In addition, interest expense associated with the term loan (originated December 2001) contributed to the increase in net interest expense in the third quarter of 2002. Cash interest savings from the 2001 repurchase of Senior Notes were exceeded by the non-cash amortization of deferred financing costs associated with the Credit Facility and the Perlmutter Guaranty and Security Agreement. Cash interest expense aggregated approximately $5.4 million and $6.8 million during the three month periods ended September 30, 2002 and 2001, respectively.

     The Company's effective tax rate (32.1%) for the quarter was lower than the federal statutory rate due primarily to the tax benefit from stock option exercises and the payment of certain unsecured and administrative claims, which arose during the bankruptcy. The Company has net operating loss carryforwards
(NOLs) of approximately $131.0 million, of which $38.8 million is related to the acquisition of Marvel Entertainment Group. A portion of these pre-acquisition NOLs was utilized in the quarter ended September 30, 2002 and is reflected as a $3.7 million reduction in goodwill.

Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

     The Company's net sales increased approximately $80.9 million to $212.5 million for the nine months ended September 30, 2002 (from approximately $131.6 million for the nine months ended September 30, 2001). The increase is due to improved performance across each of the Company's operating segments. Sales from the Toy segment increased approximately $38.6 million to approximately $113.4 million in the 2002 period (from approximately $74.8 million in the 2001 period) primarily due to the sales of action figures and accessories based on characters from Spider-Man: The Movie. Sales from the Publishing segment increased approximately $13.6 million to approximately $47.8 million in the 2002 period (from $34.2 million in the 2001 period) primarily due to an increase in the sales of comic books and trade paperbacks to the direct and mass markets.
Revenue from the direct market (specialty comic retail stores) increased approximately $11.1 million to $37.8 million in the nine month period ended September 30, 2002 (from $26.7 million in the nine month period ended September 30, 2001) and consist of sales of comic books and trade paperbacks. Revenue from the mass market increased approximately $3.3 million to ($3.8 million) in the nine month period ended September 30, 2002 and consist of sales of trade paperbacks only. Sales of trade paperbacks and comics have increased over 200% and over 30%, respectively, in the 2002 period over the comparable period in 2001. Sales from the Licensing segment increased approximately $28.7 million to approximately $51.3 million in the 2002 period (from approximately $22.6 million in the 2001 period). Several factors contributed to the increase, first of which is the Company's participation in the box office receipts ($4.5 million recorded during the nine month period ended September 30, 2002) for Spider-Man: The Movie as well as an advance payment of $5.0 million from Sony Pictures Entertainment to begin production on the sequel of Spider-Man: The Movie. Second, increased license fees from domestic and international license agreements, including the license agreement with Vivendi Universal for online massive multi-player games based on the Company's universe of characters. Third, increased overages associated with the Company's domestic and international licenses, which are royalties in excess of a licensee's minimum guarantees. Fourth, there was additional revenue of $3.9 million recognized in connection with non-refundable advance payments for future motion pictures based on the characters X-Men, Hulk, Daredevil and Namor.

     Consolidated gross profit increased approximately $46.7 million to approximately $108.4 million for the nine months ended September 30, 2002 (from approximately $61.7 million for the nine months ended September 30, 2001). While each operating segment's gross profit as a percentage of net sales remained fairly stable from 2001 to 2002, the growth in licensing revenues, where gross profit as a percentage of sales amounts to approximately 96%, has given rise to an increase in the Company's consolidated gross profit as a percentage of sales, rising from 47% in the nine month period ended September 30, 2001, to 51% in the comparable period in 2002.

     Selling, general and administrative expenses increased approximately $13.8 million to approximately $55.2 million or approximately 26% of net sales for the nine months ended September 30, 2002 (from approximately $41.3 million - which includes a $3.0 million pre-acquisition litigation charge as described below) or approximately 31% of net sales for the nine months ended September 30, 2001. The Licensing segment accounted for approximately $7.9 million of the increase, $4.3 million of which is attributable to recognition of development costs associated with the X-Men Evolution television series, approximately $2.5 million attributable to increases in recorded accounts receivable reserves, approximately $0.3 million in higher commissions and approximately $0.8 million in higher payroll expenses. The Publishing segment accounted for approximately $2.9 million of the increase which was attributable to an increase in distribution fees of approximately $1.8 million resulting from increased sales to the direct and mass markets as well as an additional $0.2 million in accounts receivable reserves, $0.4 million in payroll expenses and $0.5 million which relates to a donation to the Twin Towers Fund resulting from proceeds raised from sales of its "Heroes" issue. The Toy segment accounted for approximately $3.8 million of the increase primarily due to an increase in selling expenses, specifically advertising for Spider-Man: The Movie toys as well as the write-off of prepaid royalties of approximately $3.1 million associated with the Lord of the Rings toy license and the recording ($0.9 million) of various impairment charges related to the net assets of the Company's Spectra Star/Quest Aerospace division - which is presently scheduled to be closed on or about April 1, 2003. This charge principally relates to the acceleration of guaranteed minimum royalty amounts due on license agreements, and to reduce the net realizable value of certain fixed assets. This was partially offset by reimbursement of $4.5 million from Toy Biz Worldwide Ltd., an unrelated entity, for administrative and management support provided. During the nine month period ended September 30, 2002, Corporate's legal expenses associated with various ongoing litigation (see Part II, Item 1, "Legal Proceedings" for futher detail) have amounted to an increase of approximately $2.1 million, which amount compares to a pre-acquisition litigation charge of $3 million recorded during the comparable period of the prior year, associated with litigation involving The Coleman Company (MacAndrews & Forbes v. Marvel - see Part II, Item 1, Legal Proceedings).

     For the nine months ended September 30, 2002 , the Company recognized $7.1 million in net revenue as compared to expenses of $0.3 million in the first nine months of 2001 in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man characters. The Company accounts for the activity of this joint venture under the equity method.

     During the six month period ended June 30, 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. Under the new rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment, upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $23.5 million, is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the initial amount of $4.6 million, net of tax of $2.6 million, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its estimated fair value. In the third quarter of 2002, the Company recorded an adjustment of $0.2 million to the income tax provision related to this charge so as to properly reflect estimated year-end taxes. The Company will continue to evaluate this income tax provision and make any necessary adjustments in the fourth quarter of 2002. As of September 30, 2002, the net cumulative effect of this change in accounting principle was $4.4 million.

      Depreciation and amortization expense decreased approximately $17.9 million to approximately $3.9 million in the 2002 period (from approximately $21.8 million in the 2001 period) primarily due to the effect of the adoption of SFAS No 142, "Goodwill and Other Intangible Assets", whereby periodic goodwill amortization charges are no longer recorded (See Note 2 to the Condensed Consolidated Financial Statements).

     Net interest expense increased approximately $4.9 million for the nine month period ended September 30, 2002 period as compared to the nine month period ended September 30, 2001 primarily due to the write-off of deferred financing costs associated with the voluntary accelerated prepayment of $10 million toward the Credit Facility. In addition, interest expense associated with the term loan contributed to the increase in net interest expense in the nine months ended September 30, 2002. Cash interest savings from the 2001 repurchase of Senior Notes were exceeded by the non-cash amortization of deferred financing costs associated with the HSBC financing and the Perlmutter Guaranty and Security Agreement. Cash interest expense aggregated approximately $15.7 million and $21.7 million during the nine month periods ended September 30, 2002 and 2001, respectively.

      The Company's effective tax rate for the first nine months of 2002 (33.5%) was lower than the federal statutory rate due primarily to the tax benefit from stock option exercises and the payment of certain unsecured and administrative claims, which arose during the bankruptcy. The Company has net operating loss carryforwards (NOLs) of approximately $131.0 million, of which $38.8 million is related to the acquisition of Marvel Entertainment Group. A portion of these pre-acquisition NOLs was utilized in the nine months ended September 30, 2002 and recorded as an $8.3 million reduction in goodwill.

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

     Net cash provided by operating activities was approximately $54.1 million for the nine months ended September 30, 2002 as compared to net cash provided by operating activities of $10.8 million for the nine months ended September 30, 2001.

     At September 30, 2002, the Company had working capital of $51.7 million.

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

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for a senior credit facility (the "Credit Facility") comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $37 million three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The Company's ability to borrow additional funds from this facility was limited to the period prior to February 1, 2002. The term loan facility amortizes quarterly over three years with the outstanding principal due and payable on December 31, 2004. At the option of the Company, the term loans bear interest either at the lender's base rate plus a margin of 2.5% or the lender's reserve adjusted LIBOR rate plus a margin of 3.5% (5.32% at September 30, 2002). The Company may prepay the term loans applying the base rate at any time without penalty, but may only prepay the LIBOR rate loans without penalty at the end of the applicable interest period. On August 30, 2002, the Company voluntarily prepaid $10 million toward the term loan. In connection with this accelerated prepayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of deferred financing costs associated with the facility. The letter of credit facility is a one-year facility subject to annual renewal, expiring on the date which is five days prior to the final maturity for the term loan facility. At September 30, 2002 $13.9 million of letters of credit were outstanding. The Credit Facility contains customary mandatory prepayment provisions for facilities of this nature, including an excess cash flow sweep. It also contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum net worth and a minimum interest coverage and leverage ratio and restrictions on paying cash dividends. The Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries; (c) a first priority perfected lien in 65% of the capital stock of each of the Company's foreign subsidiaries; and (d) cash collateral to be placed in a cash reserve account in an amount equal to at least $10 million at the end of each fiscal quarter.

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

      In consideration for the Guaranty and Security Agreement, the Company issued Mr. Perlmutter warrants on November 30, 2001 to purchase up to five million shares of the Company's common stock. These warrants have an exercise price of $3.11, a life of five years and whose exercisability is determined by a calculation reflecting the amounts guaranteed by Mr. Perlmutter. During February 2002, Mr. Perlmutter guaranteed $4.4 million relating to the Company's corporate office lease agreement as well as certain letters of credit totaling approximately $0.2 million, which are included within his maximum guarantee of $30 million, for which the Company granted him warrants to purchase 735,601 shares of common stock at an exercise price of $3.11 and a life of five years. Based on the cumulative amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants are exercisable at September 30, 2002 (3,867,708 warrants at December 31, 2001). The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of the exercisable warrants was $13,048,735 and is included in the Condensed Consolidated Balance Sheets as deferred financing costs and is being amortized as interest expense over the three year term of the Credit Facility using the effective interest method.

     The Company believes that cash on hand, cash flow from operations, credit available under the HSBC letter of credit facility and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay Administrative Expense Claims.

The following tables set forth the Company's Contractual Cash Obligations and Other Commercial Commitments as of September 30, 2002:


        Contractual
       Cash Obligations                                Payments Due By Period
      -----------------                       -----------------------------------------------------
                                              Less than                                    After
    (Amounts in thousands)        Total        1 Year       1-3 Years     4-5 Years       5 Years
    ---------------------      ---------      ---------     ---------     ---------       ---------
Long Term Debt                 $ 174,876         9,228         14,686     $     -         $150,962
Operating Leases                  15,298         3,553          7,200       3,449            1,096
                               ---------      ---------     ---------     ---------       ---------
Total Contractual
Cash Obligations               $ 190,174      $ 12,781      $  21,886     $ 3,449         $152,058
                               =========      =========     =========     =========       =========


        Other Commercial                                      Amount of Commitment
          Commitments                                        Expiration Per Period
       ------------------                                   -----------------------
                                                Less than                                   Over
    (Amounts in thousands)        Total          1 Year      1-3 Years     4-5 Years       5 Years
   -----------------------     ---------       ----------    ---------    ----------      ---------

Standby Letters of Credit      $  13,894        $ 5,194       $  8,700     $     -        $     -
                               ==========      ==========    =========    ==========      =========



Item 4. Controls and Procedures

     Based upon their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

     Both suits were consolidated. On August 9, 2001, in response to Fox's motion for a preliminary injunction and defendants' motion to dismiss Fox's claims, the Court (i) granted the motion to dismiss all of Fox's claims except for its breach of contract and copyright claims (ii) granted Fox's motion for a preliminary injunction but only as to the defendants use of (a) video clips from the X-Men film and/or trailer in order to promote the new Mutant X series and
(b) a logo that is substantially similar to the logo used by Fox in connection with the X-Men film. The preliminary injunction has not and will not, have a significant effect on the Company's operations. In January 2002, the United States Appeals Court for the Second Circuit, in response to Fox's appeal, affirmed the District Court's denial of Fox's motion for a preliminary injunction to prevent the airing of the Mutant X series and remanded the case to the District Court for further proceedings consistent with its opinion. At the present time, the parties are engaged in pre-trial discovery with a trial on the merits anticipated in Spring 2003.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed an appeal which was heard in October 2002 and is awaiting the Court's decision. The Company was required to post a letter of credit in the amount of the judgment plus interest. The Company has provided for this judgment during the second quarter of 2001 in the Consolidated Statement of Operations.

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

     Threatened Action. The Company has received a written claim by Stan Lee, Chairman Emeritus, asserting the threat of litigation, in the event the Company fails to pay him 10% of the profits derived by the Company from the profits of the movies and television programs (including ancillary rights) utilizing the Company's characters, as provided in the Employment Agreement between the Company and Mr. Lee dated as of November 1, 1998. Pursuant to the terms of the Employment Agreement, the Company is currently paying Mr. Lee a salary of $1 million per year and believes that Mr. Lee's claim is without merit. If Mr. Lee commences suit, the Company intends to vigorously defend such action.

     Administrative Expense Claims Litigation. The Company has initiated litigation contesting the amount of certain Administrative Expense Claims submitted to the Company for payment. As of September 30, 2002, the Company has settled substantially all Administrative Expense Claims and believes the remaining accrual of $1.8 million is sufficient to provide for its remaining obligations.

Item 2.  Exhibits and Reports on Form 8-K.

a) Exhibits.  See the Exhibits  Index immediately below.

Exhibits No.
-----------
10.1    Employment Agreement with Stan Lee dated as of November 30, 1998.

12      Statement re:Computation of Ratios dated as of  September  30,  2002.

99.1    Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act

99.2    Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act

b) Exhibits and Reports on Form 8-K TheRegistrant filed the following reports on Form 8-K during the quarter ended September 30, 2002:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                     MARVEL ENTERPRISES, INC.
                                                     (Registrant)

              Dated: November 6, 2002       By:/s/  F. Peter Cuneo
                                               ---------------------------
                                               F. Peter Cuneo
                                               President and Chief
                                               Executive Officer


                                             By: /s/  Kenneth P. West
                                                --------------------------
                                                Kenneth P. West
                                                Chief Financial Officer

       CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
        EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Kenneth West, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Marvel Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002

By:/s/ Kenneth West
   -----------------------
   Kenneth West
   Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
        EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Peter Cuneo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Marvel Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002

By:/s/ Peter Cuneo
   -----------------------
   Peter Cuneo
   Chief Executive Officer