Form 10-K
period 2002-12-31
MARVEL ENTERPRISES INC
filed 2003-03-21
CIK 933730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

                           Commission File No. 1-13638

                            MARVEL ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

       Delaware                                      13-3711775
(State of incorporation)                (I.R.S. employer identification number)

                               10 East 40th Street
                            New York, New York 10016
          (Address of principal executive offices, including zip code)

                                 (212) 576-4000
               (Registrant's telephone number,including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
Common Stock, par value $.01 per share        New York Stock Exchange
Preferred Share Purchase Rights               New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

8% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share
                            12% Senior Notes due 2009

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2). Yes [X] No [ ]

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was $112,263,724 based on a price of $5.48 per share, the closing sales price for the Registrant's common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of March 17, 2003, there were 61,545,753 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement, which the Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Report.


                                TABLE OF CONTENTS

                                                                           PAGE
PART I
         ITEM 1.       BUSINESS............................................    1
         ITEM 2.       PROPERTIES..........................................    7
         ITEM 3.       LEGAL PROCEEDINGS...................................    7
         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    8

PART II
         ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS................................    9
         ITEM 6.       SELECTED FINANCIAL DATA.............................   11
         ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS................   12
         ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK..................................   24
         ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........   25
         ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE................   25

PART III
         ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...  25
         ITEM 11.      EXECUTIVE COMPENSATION...............................  25
         ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....  25
         ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  25
         ITEM 14.      CONTROLS AND PROCEDURES..............................  26

PART IV
         ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                        ON FORM 8-K.........................................  26

SIGNATURES..................................................................  31


    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K Annual Report. When used in this Form 10-K, the words "intend", "estimate", believe", "expect" and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the Company:

o A decrease in the level of media exposure or popularity of our characters. If movies or television programs based upon Marvel characters are not successful, or if certain Marvel characters lose some of their popularity, our ability to interest potential licensees in the use of Marvel characters in general could be substantially diminished, as could the royalties we receive from current licensees.

o Financial difficulties of licensees. We have granted to a single licensee an exclusive license for the manufacture and sale of action figures and accessories and other lines of toys featuring all of our characters other than those based on movies and TV shows featuring Spider-Man and produced by Sony. Our royalties from sales of toys could be adversely affected if that licensee, or any of our other significant licensees, experienced financial difficulties or bankruptcy.

o Changing consumer preferences. Our new and existing products (and those of our licensees) are subject to changing consumer preferences. In particular, products based on feature films are, in general, successfully marketed for only a limited period of time following the film's release. Existing product lines might not retain their current popularity or new products developed by us or our licensees might not meet with the same success as current products. We and our licensees might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy (and our licensees') is to make products based on the anticipated success of feature film releases and TV show broadcasts. If these releases and broadcasts are not successful, these products may not be sold profitably or even at all.

o Movie- and television-production delays and cancellations. We do not control the decision to proceed with the production of films and television programs based on our characters or the timing of releases of those films and programs. Delays or cancellations of proposed films and television programs could have an adverse effect on our business. Dates expressed in this Annual Report on Form 10-K for the anticipated release of films and launch dates for television programs are anticipated dates only and those dates could be delayed or, in some instances, even cancelled.

o Toy-production delays or shortfalls, continued concentration of toy retailers and toy inventory risk. The retail toy business is highly concentrated. The five largest customers for the toy products which we continue to have manufactured for ourselves accounted, in the aggregate, for approximately 66% of our total toy sales in 2002. An adverse change in, or termination of, the relationship between us or our major toy-producing licensee and one or more of our major customers could have a material adverse effect on us. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could decrease our earnings. Although our inventory risk has been lowered since 2001, our production of excess products to meet anticipated retailer demand could still result in markdowns and increased inventory carrying costs for us on even our most popular items. If we fail to anticipate a high demand for our products, however, we face the risk that we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, particularly during the Christmas season, and may consequently lose sales.

o The imposition of quotas or tariffs on products manufactured in China. A large number of our licensees' products (whose sales may entitle us to royalty payments), and the toys which continue to be manufactured on our account, are manufactured in China, which subjects us to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. Our ability, and that of our licensees, to obtain products from Chinese manufacturers is dependent upon the United States' trade relationship with China. The impositon of trade sanctions on China could result in significant supply disruptions or higher merchandise costs to us. We and our licensees might not be able to find alternate sources of manufacturing outside China on acceptable terms even if we want or need to. Our inability or our licensees' inability to find those alternate sources could have a material adverse effect on us.

o A decrease in cash flow even as we remain indebted to our noteholders. We are required to pay approximately $18 million per year in interest on our senior notes. A decrease in our cash flow could impair our ability to pay that interest. If we do not pay interest on our senior notes when we are required to do so, the holders of those notes could cause them to become immediately payable in full.

     These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                     PART I


ITEM 1.      BUSINESS

     Unless the context otherwise requires, the term "the Company" and the term "Marvel" each refer to Marvel Enterprises, Inc., a Delaware corporation, and its subsidiaries. Certain of the characters and properties referred to in this Report are subject to copyright and/or trademark protection.


Background

     On October 1, 1998, the Company, then known as Toy Biz, Inc., acquired Marvel Entertainment Group, Inc. ("MEG") out of of bankruptcy and the Company changed its name to "Marvel Enterprises, Inc." Prior to that acquisition, MEG was a principal stockholder of the Company and the Company held a license to manufacture and sell toys based on Marvel characters.


General

     The Company is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 4,700 characters. The Company operates in the licensing, comic book publishing and toy businesses in both domestic and international markets. The Company's library of characters includes Spider-Man, X-Men, The Incredible Hulk, Daredevil, Captain America, Fantastic Four (including Mr. Fantastic, Human Torch, Invisible Woman and The Thing), Thor, Silver Surfer, Iron Man, Dr. Strange, and Ghost Rider, and is one of the oldest and most recognizable collections of characters in the entertainment industry.

     The Company's business is divided into three integrated and complementary operating segments: its licensing segment ("Marvel Licensing"), publishing segment ("Marvel Publishing") and toy segment ("Toy Biz"). For financial information about Marvel's segments, see Note 15 to the attached financial statements.

     The Company and Sony Pictures Consumer Products Inc. have entered into a joint venture, called Spider-Man Merchandising LP, for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures Entertainment Inc. ("Sony Pictures"). The joint venture's current fiscal year ends on March 31, 2003. The Company will file audited financial statements of the joint venture as an amendment to this Annual Report on Form 10-K within 90 days of that date, in accordance with Rule 3-09 of Regulation S-X.

Marvel Licensing

     The Company's Marvel Licensing division licenses the Company's characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties. Marvel Licensing also receives fees from the sale of licenses to a variety of media, including feature films, television programs and destination-based entertainment, and from the sale of licenses for promotional use.

     Feature Films

     The Company has licensed Marvel characters for worldwide use in motion pictures. For example, the Company currently has licenses with Sony Pictures to produce motion pictures featuring Spider-Man, with Twentieth Century Fox to produce motion pictures featuring X-Men and Fantastic Four, with Universal to produce a motion picture featuring The Incredible Hulk scheduled for release in June 2003 and with New Regency to produce a motion picture, released on February 14, 2003, featuring Daredevil. One X-Men film was released during July 2000 and a sequel is presently scheduled to be released in May 2003. Spider-Man: The
Movie was released in May 2002 and a sequel is presently scheduled to be released in May 2004. Marvel has other outstanding licenses with film studios for a number of its other characters. Under these licenses, the Company generally retains control over merchandising rights and receives not less than 50% of merchandising-based revenue.

     Television Programs

     The Company licenses Marvel characters for use in television programs. In 2000, Marvel Licensing began production of X-Men Evolution, a half-hour animated show. This is distributed by Warner Brothers and currently appears on the WB
Kids! network and foreign television stations. In 2001, a live action show entitled Mutant X began airing on syndicated television. The newest Marvel program is a half-hour animated show, produced by Sony Pictures, featuring Spider-Man. This show is scheduled for airing in Summer 2003 on MTV in the United States, and is being marketed for international distribution.

     Destination-Based Entertainment

     The Company licenses Marvel characters for use at theme parks, shopping malls and special events. For example, Marvel has licensed the Company's characters for use as part of the Islands of Adventure theme park in Orlando, Florida (since 1999) and for use in an attraction, still under development, at the Universal Studios theme park in Osaka, Japan. Another example is the Spider-Man Stunt Show now touring major markets and playing in theatre venues.

     Toy Merchandise

     In July 2001, the Company entered into a five and one-half year exclusive licensing agreement with an unrelated Hong Kong company, Toy Biz Worldwide, Ltd ("TBW"), for the sale and manufacture of toy action figures and accessories, and other toys, that feature Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW is using the Toy Biz name for marketing purposes but Marvel has neither an ownership interest in TBW nor any financial obligations or guarantees related to TBW. The agreement represented a strategic decision by the Company to eliminate much of the risk and investment previously associated with the direct manufacture and sale of these lines of toys while enabling Marvel to participate in their success through ongoing licensing fees. Toy Biz does product design, marketing and sales for TBW and is reimbursed for these expenses.

     Consumer Products

     Marvel licenses its characters for use in a wide variety of consumer products, including apparel, interactive games, electronics, stationery, gifts and novelties, footwear, collectibles and advertising.

     Promotions

     Marvel licenses its characters for use by companies for short term tie-in promotions that are executed in forms such as premium programs, sweepstakes and contests to consumers and/or the company's trade market. In March 2003, the Company announced an international licensing agreement with Pepsi-Cola International, under which Pepsi will introduce hundreds of thousands of Marvel-themed soft-drink packages throughout Europe, Asia and other territories.

     Marvel Publishing

     Marvel Publishing has been publishing comic books since 1939. Marvel Publishing's titles feature classic Marvel super heroes, newly developed Marvel characters, and characters created by other entities and licensed to Marvel Publishing. Marvel's characters have been developed through a long history of comic book plots and storylines which give each of them their own personality, context and depth.

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

     In 2001, Marvel cut back on the number of expensive, exclusive agreements with writers and artists while establishing new relationships with some of the industry's hottest creators, as well as recruiting from outside the industry. Starting in 2001, Marvel eliminated the costly and inefficient process of hand-coloring books in favor of higher quality, less expensive, computer coloring.

     Customers, Marketing and Distribution

     Marvel Publishing's primary target market for its comic books has been teenagers and young adults in the 13 to 23 year old age group. Established readership of Marvel Publishing's comic books also extends to readers in their mid-thirties. There are two primary purchasers of Marvel Publishing's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other is the reader-saver who purchases comic books, typically from a comic book specialty store, and maintains them as part of a collection.

     Marvel Publishing's comic book publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the "direct market"), (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the "mass market") and (iii) on a subscription sales basis.

     For the years ended December 31, 2000, 2001 and 2002, approximately 77%, 80% and 76%, respectively, of Marvel Publishing's net revenues were derived from sales to the direct market. Marvel Publishing distributes its publications to the direct market through an unaffiliated entity which, in turn, services specialty market retailers and direct market comic book shops. In 2002, Marvel continued its historical policy of printing to order for the direct market, thus eliminating the cost of printing and marketing excess inventory. In recent years, collector interest in Marvel has revived and has increased consumer traffic in the direct market. The revived interest has been instrumental in not only stimulating market growth but also increasing sales in Marvel's trade paperback collections. Marvel's trade paperbacks are compilations of previously printed material collected to tell a "complete" story. As monthly periodicals continued to sell out in 2001 and again in 2002, Marvel experienced an increase in demand for the compilations permitting Marvel to achieve a leadership role in the category of trade paperbacks.

     For the years ended December 31, 2000, 2001 and 2002, approximately 9%, 10% and 14%, respectively, of Marvel Publishing's net revenues were derived from sales to the mass market. The increase in 2002 was due partly to increased demand for, and an aggressive push by the Company of, trade paperbacks to the bookstore market. This business, which puts trade paperbacks into the mass market and in front of general consumers, grew more than fivefold from 2001 to 2002. The Company believes that there is still a great deal of growth in this market for these products, and that this is one of the better ways to attract new readers to Marvel Publishing.

     Subscription sales average approximately 2% to 3% of Marvel Publishing's net revenues.

     In addition to revenues from the sale of comic books, Marvel Publishing derives revenues from sales of advertising and other publishing activities such as custom comics. For the years ended December 31, 2000, 2001 and 2002, approximately $5.5 million, $3.5 million and $5.3 million, respectively, of Marvel Publishing's net revenues were derived from those sources. In most of Marvel Publishing's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. Marvel Publishing permits advertisers to advertise in a broad range of Marvel Publishing's comic book publications or to advertise in specific groups of titles whose readership's age is suited to the advertiser.

Toy Biz

     Toy Biz designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. Toy Biz's products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings. Toy Biz also does the design, development, marketing and sales services for TBW for which it is reimbursed by TBW for its direct costs. The Spectra Star division of Toy Biz (which is presently scheduled to be closed mid-2003) designed, produced and sells kites in both the mass market stores and specialty hobby shops.

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

     During 2000, 2001 and 2002, the only line of products to account for more than 10% of the Company's net revenue was the line of toys based upon Spider-Man: The Movie, whose sales accounted for approximately 37% of the Company's net revenue in 2002.

     Products

     While Toy Biz has historically marketed a variety of toy products designed for children of different age groups, its current product strategy is to focus sales primarily on toys based on the characters in Spider-Man: The Movie and the animated TV show featuring Spider-Man, and in the Lord of the Rings trilogy. Toy Biz products are aimed primarily at boys ages 4-12 and collectors.

     Boys' Products. In 2001 and 2002, Toy Biz developed a line of action figures, accessories and role play items based upon the Lord of the Rings movie trilogy produced by New Line Cinema (a division of AOL/Time Warner). The first two pictures were released in December 2001 and December 2002 and the third film is scheduled to be released during Holiday 2003. In addition, Toy Biz developed a line of action figures, accessories and role play items based on the characters in Spider-Man: The Movie which was released in May 2002.

     Design and Development

     Toy Biz maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twelve months, depending on product complexity.

     Toy Biz relies on independent parties in China to manufacture most of its products. Toy Biz uses Acts Testing Labs (H.K.) Ltd., a leading independent quality-inspection firm, to maintain close contact with its manufacturers and subcontractors in China and to monitor quality control of Toy Biz products. Toy Biz uses an affiliate of Acts Testing Labs (H.K.) Ltd. to provide testing services for a limited amount of product currently produced in the United States.

     Customers, Marketing and Distribution

     Toy Biz markets and distributes its products in the United States and internationally, with sales to customers in the United States accounting for approximately 72%, 77% and 77% of the Company's net toy sales in 2000, 2001 and 2002, respectively.

     Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. The Company's customer base for toys is concentrated. Toy Biz's five largest customers are Wal-Mart Stores, Inc., Toys 'R' Us, Inc., Target Stores, Inc., a division of Target Corp., Kay-Bee Toy Stores and Kmart Corporation, which accounted in the aggregate for approximately 60%, 56% and 66% of the Company's total toy sales in 2000, 2001 and 2002, respectively.

     Toy Biz has traditionally produced its products for foreign customers to order, and sold them "FOB" the place of manufacture; starting in 2001, in an effort to lower its inventory risk, Toy Biz behan selling most of its products on that basis to its domestic customers as well. When Toy Biz sells products "FOB" place of manufacture, title to the products, along with risk of loss, passes to the customer in the Far East, where Toy Biz products are manufactured. As a result of this change in sales terms and of the licensing to TBW of most toy lines previously manufactured and sold by Toy Biz, Toy Biz today maintains far less inventory than before 2001. Among the advantages of maintaining less inventory is that Toy Biz reduces its risk of producing more products than can be sold; among the disadvantages is that Toy Biz increases its risk of having fewer products available, in the event of unforeseen demand, than might have otherwise been sold.

     Under an agreement with TBW, Toy Biz provides services to TBW as sales representative.

Intellectual Property

     The Company believes that its library of proprietary characters as well as its "Marvel" trade name represent its most valuable assets and that its library could not be easily replicated. The Company currently conducts an active program of maintaining and protecting its intellectual property rights in the United
States and in approximately 55 foreign countries. The Company's principal trademarks have been registered in the United States, certain of the countries in Western Europe and Latin America, Asia including many Pacific Rim countries, the Middle East and Africa. While the Company has registered its intellectual property in these countries, and expects that its rights will be protected in these countries, certain other countries do not have intellectual property laws that protect United States holders of intellectual property and there can be no assurance that the Company's rights will not be violated or its characters "pirated" in these countries.

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

     The Company currently engages Tangible Media, Inc. on a purchase-order basis to purchase most of its advertising. Tangible Media, Inc. is an affiliate of Isaac Perlmutter. Mr.Perlmutter is Vice Chairman of the Company's Board of Directors, an employee of the Company and the Company's largest stockholder. The Company retains the services of a media consulting agency for advice on matters of advertising creativity.

Competition

     The industries in which the Company competes are highly competitive.

     Marvel Licensing competes with a diverse range of entities which own intellectual property rights in characters. These include D.C. Comics (which is owned by AOL Time Warner, Inc.), The Walt Disney Company, Vivendi Universal and other entertainment-related entities. Many of these competitors have greater financial and other resources than the Company.

     Marvel Publishing competes with over 500 publishers in the United States. Some of Marvel Publishing's competitors, such as D.C. Comics, are part of integrated entertainment companies and may have greater financial and other resources than the Company. Marvel Publishing also faces competition from other entertainment media, such as movies and video games, but management believes that it benefits from the low price of comic books in relation to those other products.

     Toy Biz competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Inc., Mattel Inc., and Jakks Pacific. Many of these competitors have greater financial and other resources than the Company. The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games. Management believes that strong character and product licenses, the industry reputation and ability of its senior management, the quality of its products and its overhead and operational controls have enabled the Company's Toy Biz division to compete successfully.

Employees

     As of December 31, 2002, the Company employed approximately 200 persons (including operations in Hong Kong but excluding operations in Mexico (169 employees), which are scheduled to be closed in mid-2003. The Company also contracts for creative work on an as-needed basis with over 500 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

Financial Information about Geographic Areas

     The following table sets forth revenues from external customers attributed to geographic areas:


                                                           Revenue by Geographic Area
                                                                 (in thousands)
                                             2000                                   2001                             2002
                                 .............................          ............................    ............................

                                        U.S.            Foreign             U.S.        Foreign               U.S.          Foreign*

Licensing                              $ 13,342         $  5,817         $ 30,309         $  9,703         $ 47,565         $ 31,997
Publishing                               36,826            8,357           40,685            8,819           53,678           10,823
Toys                                    120,378           46,931           70,996           20,712          118,873           36,110
                                       --------         --------         --------         --------         --------         --------
Total                                  $170,546         $ 61,105         $141,990         $ 39,234         $220,116         $ 78,930
                                       ========         ========         ========         ========         ========         ========

* $21,807 of the 2002 Licensing Foreign total is attributable to revenues generated in Hong Kong.

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

The Acquisition of MEG

     In connection with the Comany's acquisition of MEG out of bankruptcy in October, 1998, the Company agreed to pay in cash all administration expense claims incurred in connection with MEG's bankruptcy case (the "Administration Expense Claims"). Through 1999, the Company paid $33.9 million of Administration Expense Claims. During 2000, 2001 and 2002, the Company paid approximately $2.1 million, $0.5 million and $2.2 million, respectively, of additional Administration Expense Claims. The Company estimates that it may be required to pay approximately $1.3 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay.

     In accordance with MEG's bankruptcy plan of reorganization under which the Company acquired MEG (the "Plan"), two litigation trusts were formed on the consummation date of the Plan. Each litigation trust is the legal owner of litigation claims that formerly belonged to MEG and its subsidiaries. The primary purpose of one of the trusts (the "Avoidance Litigation Trust") is to pursue bankruptcy avoidance claims. The primary purpose of the other trust (the "MAFCO Litigation Trust") is to pursue certain litigation claims against Ronald
O. Perelman and various related entities and individuals. The Company agreed to lend up to $1.1 million to the Avoidance Litigation Trust and up to $1 million to the MAFCO Litigation Trust, in each case on a revolving basis to fund the trust's professional fees and expenses. Each litigation trust is obligated to reimburse the Company for all sums advanced, with simple interest at the rate of 10% per year. Net litigation proceeds of each trust will be distributed to the trust's beneficiaries only after the trust has, among other things, paid all sums owed to the Company, released the Company from any further obligation to make loans to the trust, and established reserves to satisfy indemnification claims. The Company is entitled to 65.1% of net litigation proceeds from the Avoidance Litigation Trust. The Company is not entitled to any net litigation proceeds from the MAFCO Litigation Trust.

     Carl C. Icahn and High River Limited Partnership and Vincent Intrieri and Westgate International L.P. entered into standstill agreements with the Company on the consummation date of the Plan. The Standstill Agreements terminated on October 1, 2002.

Available Information

     Marvel's Internet address is www.marvel.com. Marvel's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, free of charge, on our Internet website, and are posted there as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.


ITEM 2.  PROPERTIES

     The Company has the following principal properties:

Facility                                                     Location                              Square Feet          Owned/Leased
-----------------------------------------------              ------------------------              -------              ------------
Office (1)                                                   New York, New York                     64,300              Leased
Office/Showroom (2)(3)                                       New York, New York                     14,100              Leased
Office/Warehouse (2)                                         Yuma, Arizona                          80,000              Owned
Warehouse (2)                                                Fife, Washington                           (4)             Leased
Manufacturing (2)(5)                                         San Luis, Mexico                      190,000              Owned
Office (3)                                                   Santa Monica, California                4,900              Leased

(1) Used by all segments of the Company.
(2) Used by the Company's toy segment.
(3) Used by the Company's licensing segment.
(4) The lease payments associated with the warehouse in Fife, Washington, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.
(5) Effective April 1, 2003, the property in San Luis, Mexico will be leased by the Company to an unaffiliated party.


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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Court's decision and the hearing on the appeal was held in June 2002. On November 7, 2002, the United States Court of Appeals for the Second Circuit reversed the decision of the United States
District Court for the Southern District of New York, which had granted the Company's motion for summary judgment and remanded the action to the District Court for trial. A non-jury trial is scheduled to begin on July 16, 2003.

     X-Men Litigation. In April 2001, Twentieth Century Fox Film Corporation ("Fox") sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc. and Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortious interference with a contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which was released in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were consolidated. The case was settled in February 2003. The settlement included an extension of time during which Fox may exploit its rights in the "X-Men", "Daredevil", and "Fantastic Four" properties. Additionally, the settlement expanded the relationship between Fox and Marvel whereby the parties will negotiate up to three new film and television deals for additional Marvel properties during the next two years.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed an appeal. The Company entered into negotiations and settled the case in early 2003 at an amount not in excess of the amount provided for in the accompanying consolidated financial statements.

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends vigorously to defend against the claims made in this action on their merits.

     Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced his previously threatened action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 employment agreement. Mr. Lee claims the right to a 10% profit participation in connection with the Spider-Man movie and other film and television productions that utilize Marvel characters. Pursuant to the terms of the Employment Agreement, the Company is currently paying Mr. Lee a salary of $1 million per year and believes that Mr. Lee's claim is without merit. Marvel has answered the complaint and denied all material allegations.

     Administration Expense Claims Litigation. While the Company has settled substantially all Administration Expense Claims, litigation brought by the Company to contest some of those claims is still pending. The Company estimates that it may be required to pay approximately $1.3 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. At December 31, 2002, the Company had reserves (established 1998)of $1.3 million for this purpose.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The only matters submitted to a vote of security holders during the fourth quarter of 2002 were those voted upon at the Company's Annual Meeting of Stockholders held on October 15, 2002. At the meeting, (i) Sid Ganis and James Halpin were elected as directors and (ii) the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2002 was ratified.

     For the election of Sid Ganis to the board of directors, votes cast at the meeting were 52,152,913 "For" and 206,680 withheld; for the election of James F. Halpin to the board of directors, votes cast were 51,469,947 "For" and 889,646 withheld; and for the ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2002, votes cast were 52,259,479 "For" and 73,375 "Against," with 26,738 votes abstaining. There were no broker non-votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for each fiscal quarter indicated, the high and low closing prices for the Company's common stock as reported in the New York Stock Exchange Composite Transaction Tape.

         Fiscal Year                                  High              Low
--------------------------------------------          --------          --------
         2001
         First Quarter                                $      2.88       $      1.44
         Second Quarter                               $      3.58       $      1.79
         Third Quarter                                $      4.03       $      1.90
         Fourth Quarter                               $      4.15       $      2.24

         2002
         First Quarter                                $      8.35       $      3.55
         Second Quarter                               $      9.15       $      4.70
         Third Quarter                                $      7.15       $      4.15
         Fourth Quarter                               $      9.40       $      6.00


     As of March 17, 2003, there were 20,271 holders of record of the Company's common stock.

     The Company has not declared any dividends on the common stock. The indenture governing the Company's senior notes restricts the Company's ability to pay dividends on the common stock. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table sets forth the securities authorized for issuance under the Company's equity compensation plan.


-----------------------------------------------------------------------------------------------
                 Equity Compensation Plan Information as of December 31, 2002
-----------------------------------------------------------------------------------------------

                                Number of             Weighted               Number of
                             securities to be         average          securities remaining
                               issued upon         exercise price      available for future
                               exercise of         of outstanding         issuance under
                               outstanding       options, warrants  equity compensation plans
                            options, warrants        and rights        (excluding securities
                                and rights                           reflected in column (a))
                           ------------------   ----------------     ------------------------

Plan Category                       (a)                 (b)                     (c)

Equity compensation plans       10,843,502              $   5.00              4,542,916
approved by security
holders

Equity compensation plans
not approved by security
holders                                --                      --                     --

Total                           10,843,502              $   5.00               4,542,916


Recent Sales of Unregistered Securities

Exchange Offer

     On October 7, 2002, the Company commenced an offer to exchange any or all of its outstanding 8% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share (the "8% Preferred Stock") for newly issued shares of common stock at an exchange rate of 1.39 shares of common stock for each share of 8% Preferred Stock tendered (the "Exchange Offer"). This rate of exchange was higher than the rate set forth under the terms of 8% Preferred Stock, which is
1.039 shares of common stock for each share of 8% Preferred Stock. The Exchange Offer was completed on November 18, 2002, at which time 17,594,937 shares of 8% Preferred Stock were tendered resulting in the issuance of 24,456,962 shares of common stock to tendering stockholders. As a result of the Exchange Offer, the Company recorded a non-cash charge of approximately $55.3 million (representing the fair value of the additional shares of common stock issued in the Exchange
Offer: the shares, in other words, additional to what would have been issued had the exchange rate been 1.039) as a preferred dividend.

     The shares of common stock were offered pursuant to the exemption from the registration requirements of the Securities Act under Section 3(a)(9) of the Securities Act. The Exchange Offer was made exclusively to existing holders of 8% Preferred Stock and no commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange Offer.

Issuances in Connection with the HSBC Credit Facility and Office Lease

     As consideration for the establishment of its credit facility with HSBC Bank USA (the "HSBC Credit Facility"), on November 30, 2001, the Company granted to HSBC Securities (USA), Inc. ("HSBC Securities") five-year warrants to purchase up to 750,000 shares of common stock at $3.62 per share (the "HSBC Warrants"). The HSBC Warrants were offered pursuant to the exemption from the registration requirements of the Securities Act under Rule 506 of Regulation D.

     HSBC has exercised all of the HSBC Warrants. On December 18, 2002, HSBC exercised 500,000 HSBC Warrants in a cashless exercise for 295,110 newly issued shares of common stock (based on a 20-day mean price per share as of that date of $8.834). On February 6, 2003, HSBC paid to the Company $905,000 and exercised the remaining 250,000 HSBC Warrants in exchange for 250,000 shares of common stock. The shares of common stock issued were offered pursuant to the exemption from the registration requirements of the Securities Act under Rule 506 of Regulation D.

     Also in connection with the HSBC Credit Facility, Isaac Perlmutter entered into a Guaranty and Security Agreement whereby Mr. Perlmutter agreed to guaranty payment of a portion of the Company's obligations under the HSBC Credit Facility. In consideration of the Guaranty and Security Agreement and Mr. Perlmutter's guaranty of up to a maximum of $4,365,000 of the Company's obligations under its lease for its executive offices, on January 31, 2002, the Company issued to Mr. Perlmutter five-year warrants to purchase 4,603,309 million shares of common stock at $3.11 per share, which were immediately exercisable. The warrants were offered pursuant to the exemption from the registration requirements of the Securities Act under Rule 506 of Regulation D.

Recent Development

     On March 19, 2003, the Company announced that it will convert all remaining approximately 3.3 million outstanding shares of 8% Preferred Stock at the stated conversion rate of 1.039 shares of the Company's common stock per each share of 8% Preferred Stock.

     Under the terms of the 8% Preferred Stock, the Company is able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days on which the closing price of the Company's common stock exceeds $11.55 per share. March 18, 2003 marked the 10th consecutive trading day on which the Company's common stock's closing price met this criterion. The Company will issue approximately 3.5 million shares of common stock in the conversion, which is expected to be effective on March 30, 2003. The conversion will increase the trading float and liquidity of the Company's common stock and will extinguish the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $10.00 per share in cash in 2011.

     ITEM 6.     SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended December 31, 2002. The selected financial data of the Company for the year ended December 31, 1998 is not comparable to the other years presented below due to the Company's acquisition of MEG on October 1, 1998. The Company has not declared dividends on its common stock during any of the periods presented below.

                                                                                                Year Ended
                                                                                                December 31,
                                                       ----------------------------------------------------------------------------
                                                                1998            1999           2000           2001          2002
                                                               ------          ------         ------         ------        ------
                                                                               (in thousands, except per share amounts)
Statements of Operations
      Data:
Net sales..........................                            $232,076      $ 319,645      $  231,651     $ 181,224      $ 299,046
(Loss) income from continuing operations.................       (32,610)       (32,260)        (89,858)      (27,473)        26,774
Loss from continuing operations per common share ........        (1.23)          (1.39)         (3.13)         (1.27)         (1.07)
Extraordinary item.......................................            --         (1,531)            --         32,738             --
Cumulative effect of change in accounting principle (1)..            --             --             --             --         (4,164)
Net (loss) income (2)                                           (32,610)       (33,791)       (89,858)         5,265         22,610
Basic and diluted net loss per common share (2)..........         (1.23)         (1.43)         (3.13)         (0.31)         (1.18)
Preferred dividends......................................         3,380         14,220         15,395         16,034         68,132
Goodwill amortization (1)................................         6,545         24,277         23,769         23,465             --
Pro forma net (loss) income from continuing operations (1)      (26,065)        (7,983)       (66,089)        (4,008)         26,774
Pro forma loss from continuing operations
  per share (1)..........................................         (1.01)         (0.66)         (2.42)         (0.58)         (1.07)
Pro forma net (loss) income (1)..........................       (26,065)        (9,514)       (66,089)        28,730         22,610
Pro forma basic and diluted net (loss) income per
  common share (1).......................................         (1.01)         (0.71)         (2.42)          0.37          (1.18)

                                                                                                December 31,
                                                      -----------------------------------------------------------------------------
                                                                  1998            1999           2000           2001          2002
                                                                 ------          ------         ------         ------        ------
Balance Sheet Data:
Working (deficit) capital ...............................      (133,392)        91,919         43,067         29,990         32,604
Total assets ............................................       689,904        654,637        553,957        517,570        517,519
Borrowings ..............................................       200,000             --             --         37,000             --
Other non-current debt ..................................        27,000        250,000        250,000        150,962        150,962
Redeemable preferred stock ..............................       172,380        186,790        202,185        207,975         32,780
Stockholders' equity ....................................       183,624        135,763         31,396         41,958        242,869



(1) Had the Company adopted SFAS 142 on October 1, 1998 (the date the Company acquired MEG), the basic and diluted net (loss) income per common share would have changed to the adjusted amounts indicated above.

(2) Net loss per common share, unlike net (loss) income, is net of preferred dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Report.

     Set forth below is a discussion of the financial condition and results of operations of the Company for the three fiscal years ended December 31, 2002. Because of the significant effect of the Reorganization on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Overview

     Net Sales

     The Company's net sales are generated from (i) licensing the Marvel characters for use on merchandise, toys, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing toys primarily based upon characters from Spider-Man: The Movie and characters from the movie trilogy based upon Lord of the Rings as well as kites through its Spectra Star product line (which is scheduled to be closed mid-2003). Licensing, publishing and toys accounted for 27%, 21% and 52%, respectively, of the Company's net sales for the year ended December 31, 2002. The Company expects, however, that, in 2003, licensing will replace toys as the Company's top revenue-producing segment. The main reason for this anticipated shift is the fact that in 2002, the best-selling Marvel toys were those based on Spider-Man: The Movie. In 2003, by contrast, the Marvel toys expected to sell best (toys based on The Incredible Hulk) are toys produced by TBW under its Marvel license, whose revenue to Marvel is classified as royalty income in the Company's licensing segment. Sales of Spider-Man: The Movie toys are expected to decline from 2002 to 2003, and the resulting decline in toy revenues is expected to exceed the anticipated increase in licensing revenues related to toys based on The Incredible Hulk. This forecast reduction in overall revenues is not anticipated to result in a decline in overall earnings. There can be no assurances, however, to that effect.

     The Company's strategy is to increase exposure of the Marvel characters through its media and promotional licensing activities, which it believes will create revenue opportunities for the Company through sales of toys and other licensed merchandise. The Company uses comic book publishing to support consumer awareness of the Marvel characters and to develop new characters and storylines.

     During 2001, the Company entered into a 5 1/2 year exclusive licensing agreement with TBW for the sale and manufacture of toy action figures and accessories that feature Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW is using the Toy Biz name for marketing purposes but Marvel has neither an ownership interest in TBW nor any financial obligations or guarantees related to TBW. The agreement represents a strategic decision by the Company to eliminate much of the risk and investment previously associated with toys while enabling Marvel to participate in their success through ongoing licensing fees. Toy Biz does product design, marketing and sales for TBW and is reimbursed for these expenses.

     Toy Biz markets and distributes toys associated with Spider-Man: The Movie which was released in May 2002. In addition, Toy Biz began marketing and distributing toys associated with the Lord of the Rings toy license in 2001 which coincided with the release of the first of the films in the trilogy in December of 2001. This product line continued in 2002 and coincided with the release of the second film in the trilogy during December of 2002. This product line will also continue in 2003 and will coincide with the release of the third film in the trilogy during the Holiday 2003 season.

     The Company records as revenue the present value of any contractually guaranteed licensing fees from its licensing activities at the time the Company's characters are available to the licensee and the collection of such licensing fees is reasonably assured. Guaranteed licensing fees booked as revenue but not yet realized are recorded as receivables. Licensing fees, collected in advance of the period in which revenue would be recognized, are recorded as deferred revenue.

     Operating Expenses: Cost of Sales

     During the twelve months ended December 31, 2000 and 2001, there were generally no material cost of sales associated with the licensing of the Company's characters. Beginning in 2002, expenses associated with a revenue sharing arrangement between the Company and Universal Studios relating to The Hulk motion picture, which is scheduled to be released in June 2003, were charged to Licensing's Cost of Sales.

     Cost of sales for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs account for the most significant portion of publishing cost of sales. Art and editorial costs consist of compensation to editors, writers and artists. The Company generally hires writers and artists on a freelance basis but has exclusive employment contracts with certain key writers and artists.

     The Company out-sources the printing of its comic books to unaffiliated companies. The Company's cost of printing is subject to fluctuations in commodity-based products such as paper.

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

     In the fourth quarter of 2000, in connection with the Company's discontinuation of toy lines in the game and promotional dolls categories, the Company increased its inventory reserve by an additional $3.8 million by writing down certain inventories related to those discontinued toy lines. In connection with the planned discontinuance of the Spectra Star product line within Toy Biz, the Company increased its inventory reserve by an additional $2.2 million in the fourth quarter of 2002.

     Operating Expenses: Selling, General and Administrative

     Selling, general and administrative costs consist primarily of payroll, royalties related to the Toy Biz segment, legal costs associated with presently active litigation matters, distribution fees related to the Publishing segment, advertising, and development costs associated with the X-Men Evolution animated television series.

     Royalties are payable on toys based on characters licensed from third parties, such as New Line Cinema, as well as toys developed by outside inventors. Royalty payments are also paid to Sony for toys based on Spider-Man:
The Movie as part of the Company's license agreement with Sony.

     Operating Expenses: Depreciation and Amortization

     For the years ended December 31, 2000 and 2001, depreciation and amortization expense consisted of amortization of goodwill and other intangibles, tooling, product design and development, packaging design and depreciation expense. Amortization expense related to goodwill was amortized over an assumed 20-year life. However, effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly will no longer amortize goodwill but will be subject to annual impairment tests in accordance with the statement (See Note 3 to the Consolidated Financial Statements). The results of the Company's goodwill impairment tests are described under "Results of Operations of the Company - Year ended December 31, 2002 compared with year ended December 31, 2001." The first of the Company's impairment  reviews,  performed  at  December  31,  2002,  did not  result in an impairment charge. The Company will perform its future annual reviews as of December 31st of each subsequent year. Amortization expense relating to goodwill for the years ended December 31, 2000, 2001 and 2002 was $23.8 million, $23.5 million and $0, respectively.

     Tooling and product design and development and packaging design expense, which are attributable to the toy business, are normally amortized over the life of the respective product. However, in the fourth quarter of 2000, the Company wrote down a substantial portion of its tooling, product design and development and packaging design costs by an additional $16.8 million in excess of normal amortization in connection with the discontinuance of certain product categories and lines. Amortization of such costs amounted to $29.5 million, $4.5 million, and $4.2 million during 2000, 2001 and 2002, respectively.

Results of Operations of the Company

     Year ended December 31, 2002 compared with year ended December 31, 2001

     The Company's net revenue increased approximately $117.8 million or 65% to $299.0 million for the year ended December 31, 2002 from $181.2 million in 2001. The improvements across all operating segments are detailed as follows:

o Toy Biz segment revenues increased by approximately $63.3 million or 69% to $155.0 million (from $91.7 million in the 2001 period) primarily due to the sales of action figures and accessories based on the characters from Spider-Man: The Movie. This increase was partially offset by the cessation of sales of Marvel character based toys, which effective July 2001, have been sold by TBW under a license agreement. In addition, as part of the year 2000 restructuring, revenue from close-out sales of discontinued products in 2001 were not repeated in 2002.

o Licensing revenue increased by approximately $39.5 million or 99% to $79.6 million (from $40.0 million in the 2001 period). Factors contributing to this increase include the Company's participation of $10.4 million relating to the box office receipts and DVD/Video sales and rentals for Spider-Man:
     The Movie as well as an advance payment of $5.0 million from Sony Pictures to begin production on the sequel of Spider-Man: The Movie. Second, the increase in realization of approximately $18.6 in royalty income from approximately $3.2 million recognized in 2001 to approximately $21.8 million in 2002 related to TBW's sales of licensed toy products. The increase was generated as a result of the popularity of Marvel character based toy lines, and the fact that 2002 represented the first full year of the agreement as compared to only six months during 2001.

o Publishing's revenue increased by approximately $15.0 million or 30% to $64.5 million (from $49.5 million in the 2001 period) due to an increase in sales of comic books and trade paperbacks to the direct and mass markets.
     Revenue from the direct market (specialty comic retail stores) increased approximately $9.6 million to $48.9 million in 2002 (from $39.3 million in 2001) and consists of sales of comic books and trade paperbacks. Revenue from the mass market (now including Borders and Barnes & Noble bookseller chains) increased approximately $5.9 million to $7.0 million in 2002 (from $1.1 million in 2001) and consists of trade paperbacks only. According to the publication Comics & Games Retailer, Marvel maintained approximately a 41% share of the North American comic market sold through specialty comic retail stores in 2002, which compares to a 38% share in 2001.

     Gross profit increased by $64.4 million to $156.9 million in 2002 as compared to $92.5 million in 2001. As was the case with net revenue, each operating segment contributed to the increase in gross profit over the prior year. The Licensing, Toy Biz and Publishing segments' gross profit accounted for $35.1 million, $21.8 million and $7.5 million of the increase, respectively. The growth in Licensing revenues, where gross profit as a percentage of sales is approximately 94%, increased in the Company's consolidated gross profit as a percentage of sales to 52% in 2002 from 51% in 2001. Inventory reserves of $2.2 million were charged in 2002 to cost of sales in the Toy Biz segment due to the planned discontinuance of the Spectra Star product line.

     Selling, general and administrative expenses increased approximately $23.8 million to $85.8 million in 2002 from $62.0 million in 2001. This was primarily due to increases across all operating segments. The Licensing segment incurred higher costs of $4.9 million, primarily due to $1.8 million of higher payroll costs and $2.0 million in advertising costs. A 2002 increase of $3.3 million in expenses in the Publishing segment was primarily due to the increased distribution fees of approximately $2.2 million that relate to increased sales of comic book and trade paperbacks to the direct and mass markets. The Toy Biz segment incurred $7.8 million in higher costs during 2002 primarily due to approximately $13.7 million in increased royalties including accelerated write-offs of prepaid royalty payments associated with the Lord of the Rings toy license as well as higher royalties related to the sale of toys based on Spider-Man: The Movie. This increase was partially offset by lower advertising costs of approximately $2.8 million and increased reimbursement of $5.5 million (to $7.2 million in 2002) from TBW for administrative and management support provided. A 2002 increase of $4.8 million in the Corporate segment was primarily due to increased legal fees and accrued estimated settlement values associated with presently active litigation matters (See Note 13 to the Consolidated Financial Statements - Commitments and Contingencies - Legal Matters for further details) and higher payroll costs.

     For the year ended December 31, 2002, the Company recognized $13.8 million in income as compared to losses of $0.3 million in the comparable 2001 period in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. The Company accounts for the activity of this joint venture under the equity method.

     Depreciation and amortization expense decreased approximately $23.5 million to approximately $5.8 million in the 2002 period (from approximately $29.3 million in the 2001 period) primarily due to the effect of the adoption of SFAS No 142, "Goodwill and Other Intangible Assets", whereby periodic goodwill amortization charges are no longer recorded (See Note 3 to the Consolidated Financial Statements).

     During the first half of 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. Under the new rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment, upon adoption and thereafter, annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $23.5 million, is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the initial amount of $4.6 million, net of $2.6 million tax, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its estimated fair value. In the third and fourth quarters of 2002, the Company recorded quarterly adjustments of $0.2 million and $0.2 million, respectively, to the income tax provision related to this charge so as to properly reflect the full year effective tax rate. At December 31, 2002, the net cumulative effect of this change in accounting principle was $4.2 million.

     Interest expense increased approximately $12.8 million for the year ended December 31, 2002 as compared to 2001 primarily due to the accelerated write-off of deferred financing costs associated with the early repayment of the Company's three year term bank loan. Interest expense associated with the term bank loan, which was outstanding for the majority of 2002 as compared to one month in 2001, also contributed to the increase in the 2002 period. In 2001, the Company repurchased approximately $99.0 million of its outstanding senior notes. Cash interest savings from that repurchase (approximately $11.9 million on an annual basis) were exceeded by the non-cash amortization of deferred financing costs associated with the HSBC Warrants and the Perlmutter Guaranty and the Security Agreement. Cash interest expense aggregated approximately $20.8 million and $27.0 million during the years ended December 31, 2002 and 2001, respectively.

     The Company's effective tax rate for the twelve months ended December 31, 2002 (30.8%) was lower than the federal statutory rate due primarily to the payment of certain unsecured claims and Administration Expense Claims (purchase accounting), which arose during the bankruptcy. At December 31, 2002, the Company has Federal net operating loss carryforwards of approximately $132.0 million, which are scheduled to expire in the years 2017 through 2020. Of the total Federal loss carryforwards, approximately $39.8 million is subject to a
Section 382 limitation. A portion of these pre-acquisition NOLs was utilized in the year ended December 31, 2002 and recorded as a $7.9 million reduction in goodwill. Additionally, the Company has various state and local net operating loss carryforwards of approximately $365.4 million, which will expire in various jurisdictions in years 2005 through 2021. The state and local loss carryforwards are also generally subject to a Section 382 limitation. As of December 31, 2002, no value has been ascribed in the accompanying financial statements for either Federal or state and local net operating loss carryforwards.

     The Company evaluates its net deferred tax asset valuation allowances on a quarterly basis. The elimination or reduction of these valuation allowances will occur in accordance with generally accepted accounting principles and management's conclusion that the asset's recoverability will be more likely than not.

     Year ended December 31, 2001 compared with year ended December 31, 2000

     The Company's net revenue decreased approximately $50.4 million to $181.2 million for the year ended December 31, 2001 from $231.6 million in the 2000 period. Toy Biz revenues were down $75.6 million or 45% primarily as a result of the licensing of Marvel character based toys to TBW, an unrelated entity, effective July 1, 2001. The decrease in Toy Biz revenues was also the result of declining sales relating to X-Men motion picture toys, dolls, World Championship Wrestling products and Pokemon marbles which were sold through close-out sales in order to dispose of this inventory according to the Company's plan of restructuring for the Toy Biz division. Licensing revenue increased by approximately $20.9 million in 2001 from 2000 as a result of a substantial number of licensing agreements signed across a wide array of consumer products such as apparel, electronics, interactive games, stationery and back to school, seasonal gifts and novelties, footwear, and collectibles. Additional licensing revenues were also recognized from first and second seasons of our television series "X-Men Evolution" as well as from our licensing agreement with TBW effective July 1, 2001. Licensees include such names as Buster Brown, Haddad, Encore Software, Universal, Burger King and The Dairy Board. Publishing revenues increased by approximately $4.3 million primarily due to increased sales of comic books and trade paperbacks to the direct market.

     Gross profit decreased approximately $10.6 million to $92.5 million in 2001 from $103.1 million in 2000. The reduction in Toy Biz division gross profit accounted for approximately $34.7 million of the decrease which was partially offset by an increase in Licensing gross profit of $21.4 million and an increase in Publishing gross profit of $2.7 million. Gross Profit as a percentage of net sales increased to approximately 51% in 2001 from approximately 45% in 2000. The licensing and publishing divisions produced gross margins of 100% and 52%, respectively. The gross profit margin for the Toy Biz division decreased to 29% in 2001 from approximately 37% in 2000 due primarily to a higher percentage of close out sales of Marvel products relating to the X-Men motion picture, Dolls, WCW products and Pokemon marbles as well as other activity toys and games, then estimated at the end of 2000.

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

     A pre-acquisition litigation charge of $3.0 million in regards to the matter of MacAndrews & Forbes v. Marvel was recorded during the second quarter of 2001. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz Inc. and The Coleman Company. The complaint alleged that Toy Biz Inc. did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed and intends to vigorously prosecute an appeal. The Company was required to post a letter of credit in the amount of the judgement plus interest.

     During 2001, the Company determined that approximately $3.5 million of liability related to Administration Expense Claims payable included in the final purchase price allocation during 1999 was no longer required. A reduction in the liability, Administration Expense Claims payable, was included in operating results.

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

     During 2001, the Company, through a series of transactions, reacquired an aggregate $99.0 million principal amount of its senior notes at an aggregate cost of $54.4 million, including $2.5 million of accrued interest. The $99.0 million principal amount includes $39.2 million with a fair market value of approximately $20.0 million (including approximately $0.3 million of accrued interest) received in satisfaction of advanced licensing fees from a third party as described in Note 9 to the Consolidated Financial Statements. The principal amount also includes $46.6 million purchased from Mr. Perlmutter for $26.8 million (including approximately $1.9 million of accrued interest). The Company recorded an extraordinary gain of $32.7 million, net of write-offs of deferred financing fees of $3.2 million and income taxes of $11.3 million

     As a result of the above, the Company reported net income of $5.3 million in 2001 compared to a net loss of $89.9 million in 2000, an increase of approximately $95.2 million. The Company reported a loss per share after preferred dividends of $0.31 in 2001 compared to a loss per share after preferred dividends of $3.13 in 2000.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and cash available from the $15.0 million HSBC letter of credit and $15.0 million credit line facilities. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay Administration Expense Claims.

     Net cash (used in) provided by the Company's operations during the years ended December 31, 2000, 2001 and 2002 were ($24.2) million, $9.9 million and $75.0 million, respectively.

     At December 31, 2002, the Company had working capital of $32.6 million, including cash of $53.7 million.

     The 8% Preferred Stock pays quarterly dividends on a cumulative basis on the first business day of January, April, July, and October in each year, commencing January 4, 1999. Dividends are payable, at the option of the Board of Directors, in cash, in additional shares of 8% Preferred Stock or in any combination thereof. The Company is restricted under the indenture governing its senior notes from making dividend payments on the 8% Preferred Stock except in additional shares of 8% Preferred Stock. In an effort to reduce the redemption requirements associated with the Company's 8% Preferred Stock, the Company completed an Exchange Offer on November 18, 2002, when approximately 17.6 million (85%) shares of its 8% Preferred Stock were tendered in exchange for its common stock. Under the Exchange Offer, 1.39 shares of common stock were issued for every share of 8% Preferred Stock tendered. In the fourth quarter of 2002, the Company recorded a non-cash charge of $55.3 million (representing the fair value of the additional common shares issued in the Exchange Offer) as a preferred dividend in connection with this exchange. Earnings per share in 2003 will be impacted by a full-year effect of the additional common shares and the elimination of the preferred stock dividend associated with those shares exchanged. Under the terms of the 8% Preferred Stock, the Company is able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days on which the closing price of the Company's common stock exceeds $11.55 per share. March 18, 2003 marked the 10th consecutive trading day on which the Company's common stock's closing price met this criterion. As a result, and as the Company announced on March 19, 2003, the Company will force the conversion of all of the outstanding 8% Preferred Stock. The conversion will extinguish the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $10.00 per share in cash in 2011. The conversion is expected to be effective on March 30, 2003.

     The Company estimates that it may be required to pay approximately $1.3 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay.

     The Company will be required to make a cash payment to MEG's unsecured creditors at such time as the amount thereof is determined. The Company initially deposited $8 million into a trust account to satisfy the maximum amount of such payment. Through December 31, 2002, the Company received approximately $2.2 million from the trust account, primarily as a result of a settlement with the NBA. The balance in the trust account as of December 31, 2002 is approximately $3.0 million.

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes in a private placement exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 144A under the Securities Act. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of those senior notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable senior notes (the "Senior Notes"). The Senior Notes are due June 15, 2009 and bear interest at 12% per annum payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning June 15, 2007. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries.

     During 2001, the Company, through a series of transactions, reacquired an aggregate $99.0 million principal amount of its senior notes at an aggregate cost of $54.4 million, including $2.5 million of accrued interest. The $99.0 million principal amount includes $39.2 million with a fair market value of approximately $20.0 million (including approximately $0.3 million of accrued interest) received in satisfaction of advanced licensing fees from a third party as described in Note 9 to the Consolidated Financial Statements. The principal amount also includes $46.6 million purchased from Mr. Perlmutter for $26.8 million (including approximately $1.9 million of accrued interest). The Company recorded an extraordinary gain of $32.7 million, net of write-offs of deferred financing fees of $3.2 million and income taxes of $11.3 million.

     On October 5, 2001, the Company terminated its credit facility with Citibank and replaced $12.4 million of letters of credit outstanding under the facility with letters of credit guaranteed by Object Trading Corp., a corporation wholly owned by Isaac Perlmutter. Mr. Perlmutter is Vice Chairman of the Company's Board of Directors, an employee of the Company and the Company's largest stockholder.

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for a senior credit facility (the "HSBC Credit Facility") comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The term loan bore interest at the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. On August 30, 2002, the Company prepaid $10.0 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility. On December 12, 2002, the Company prepaid the remaining $22.4 million of the term loan and recorded an additional charge of $7.7 million for the write-off the remaining unamortized deferred financing costs associated with this facility. Approximately $15.8 million of letters of credit previously issued by Object Trading Corp. were replaced, in connection with the establishment of the HSBC Credit Facility, by letters of credit issued by HSBC Bank USA. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of December 31, 2002, $8.9 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-2 per annum.

     In consideration for the HSBC Credit Facility, the Company issued warrants to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants had an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of approximately $2.0 million was initially included in deferred financing costs. Due to the prepayment of the term loan, the related unamortized deferred financing costs which were being amortized over the initial three year term of the HSBC Credit Facility using the effective interest method were subsequently written off on an accelerated basis as of December 31, 2002. In December 2002, HSBC exercised 500,000 warrants and received 295,110 shares of common stock under a Cashless Exercise Ratio provision of the warrants. As of December 31, 2002, warrants to purchase 250,000 common shares remained outstanding with HSBC and were exercised in February 2003.

     In connection with the HSBC Credit Facility, the Company and Isaac Perlmutter entered into a Guaranty and Security Agreement ("Security Agreement"). Under the terms of the Guaranty, Mr. Perlmutter has guaranteed the payment of the Company's obligations under the HSBC Credit Facility in an amount equal to 25% of all principal obligations relating to the HSBC Credit Facility plus an amount, not to exceed $10.0 million, equal to the difference between the amount required to be in the cash reserve account maintained by the Company and the actual amount on deposit in such cash reserve account at the end of each fiscal quarter; provided that the aggregate amount guaranteed by Mr. Perlmutter will not exceed $30.0 million. Under the terms of the Security Agreement, Mr. Perlmutter has provided the creditors under the HSBC Credit Facility with a security interest in the following types of property, whether currently owned or subsequently acquired by him: all promissory notes, certificates of deposit, deposit accounts, checks and other instruments and all insurance or similar payments or any indemnity payable by reason of loss or damage to or otherwise with respect to any such property. This guaranty continues with the current HSBC revolving, and letter of, credit facilities.

     In consideration for the Security Agreement, the Company issued Mr. Perlmutter immediately exercisable warrants on November 30, 2001 to purchase 3,867,708 shares of the Company's common stock. These warrants have an exercise price of $3.11 and a life of five years. The aggregate value of the exercisable warrants was approximately $10.5 million and is included in the Consolidated Balance Sheet at December 31, 2001 as deferred financing costs. During February 2002, Mr. Perlmutter guaranteed approximately $4.4 million relating to the Company's corporate office lease agreement as well as certain letters of credit totaling approximately $0.2 million, which are included within his maximum guarantee of $30.0 million, for which the Company granted him warrants to purchase 735,601 shares of common stock at an exercise price of $3.11 and a life of five years. Based on the cumulative amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants were exercisable as of December 31, 2002. The fair value of the warrants was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.92; and expected life of five years. The aggregate value of the exercisable warrants of approximately $13.0 million was included in the Consolidated Balance Sheet starting November 21, 2001 as deferred financing costs. Due to the prepayment of the Company's term loan, all related deferred financing costs, have initially been amortized over the initial three year term of the HSBC Credit Facility using the effective interest method and subsequently written off on an accelerated basis as of December 31, 2002.

     Capital expenditures by the Company during the years ended December 31, 2000, 2001 and 2002 were approximately $15.1 million, $7.2 million and $3.0 million, respectively.


     The following table sets forth the Company's Contractual Cash Obligations as of December 31, 2002:

   Contractual
 Cash Obligations                Payments Due By Period
------------------      --------------------------------------------------------
                                        Less than                         After
(Amounts in thousands)       Total       1 Year   1-3 Years  4-5 Years  5 Years
---------------------   ------------   --------   ---------  ---------  --------
Long Term Debt              $150,962      $  --      $  --       $ --   $150,962
Operating Leases              13,739      3,383      6,810      2,556        990
                            --------   --------   --------   --------   --------
Total Contractual
Cash Obligations            $164,701   $  3,383   $  6,810   $  2,556   $151,952
                            ========   ========   ========   ========   ========

     The Company is a party to a lease agreement for a public warehouse in Fife, Washington. The lease payments associated with this warehouse, which are estimated to average between $72,000 and $120,000 per year, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.

     The Company has a contractual obligation under a studio agreement to spend approximately $1.5 million and $1.0 million in advertising for the 2002/2003 and 2003/2004 broadcast years, respectively.


The following table sets forth the Company's Other Commercial Commitments as of December 31, 2002:

------------------------        ------------------------------------------------
 Other Commercial                                    Amount of Commitment
   Commitments                   Total              Expiration Per Period
------------------------        ------  ----------------------------------------
                                        Less than                        Over
(Amounts in thousands)                   1 Year  1-3 Years 4-5 Years  5 Years
------------------------                -------- --------- ---------  --------
Standby Letters of Credit       $8,894   $  250   $8,644    $  --      $   --
                                ------  -------- --------- ---------  --------

     The Company is obligated to make payments under various royalty agreements of approximately $5,296,000 and $35,000 during the years ending December 31, 2003 and 2004, respectively.

     The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such businesses.

     The Company believes that cash on hand, cash flow from operations, borrowings available under the HSBC credit facilities and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay Administration Expense Claims.

Seasonality

     The Company's annual operating performance depends, in large part, on its sales of toys during the Christmas selling season. During 2000, 2001 and 2002, 62%, 45%, and 55% respectively, of the Company's net toy sales were realized during the second half of the year. This seasonality would normally require significant use of working capital to build inventory during the year and require accurate forecasting of demand for the Company's products during the Christmas selling season. However, in order to reduce the financial risk and uncertainty associated with its toy business, the Company (i) licensed the sale and manufacture of Marvel toy action figures and accessories to TBW with the exception of characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures, -(ii) shifted the emphasis of its business to direct import and (iii) eliminated certain high risk product categories and lines.

Critical Accounting Policies and Estimates

General

     Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, future revenues from our animated television series, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to, accounts receivable, inventories, goodwill and intangible assets, prepaid royalties, molds, tools and equipment costs, product, package design costs, future revenue from episodic television series, Administration Expense Claims liabilities, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Merchandise Sales, Sales Returns and Customer Allowances

     Merchandise sales, including toys and all non-subscription related comic book sales are recorded when title and risk of ownership have passed to the buyer. Appropriate provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. The Company regularly reviews and revises when considered necessary its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and estimate sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to the Company. Historical return rates for returnable comic book sales are typically higher than those related to toy sales. However, sales to the Company's largest comic book distributor are made principally on a no return basis.

Subscription Revenues

     Subscription revenues related to our comic book business are generally collected in advance for a one year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

License Revenues

     Revenue from distribution fees, and licensing of characters owned by the Company, are recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition." Under the guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the characters are made available to the licensee, the fee is fixed or determinable and collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Revenues related to the licensing of animated television series are recorded in accordance with AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films." Under this Statement of Position revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement; the license period of the arrangement has begun and the customer can begin its exhibition, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

     Under the Company's revenue recognition policy for licenses involving minimum payment obligations to the Company, revenue is often recognized prior to the collection of all amounts ultimately due.

     Revenue recognized under license agreements during the years December 31, 2000, 2001 and 2002 were generated within the following business categories:


                                                      Years Ended December 31,
                                                           (in thousand's)
                                                    2000        2001       2002
                                                   -------    -------    -------
Apparel and Accessories                             $5,099    $ 7,718    $11,346
Entertainment (Including studios, themed
  Attractions and electronic games)                $10,049    $14,756    $39,529
Toys                                               $   675    $ 6,363    $24,477
Other                                              $ 3,336    $11,175    $ 4,210
                                                   --------   --------   -------
Totals                                             $19,159    $40,012    $79,562
                                                   ========   ========   =======

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

Excess and Obsolete Inventory

     The Company writes down excess and obsolete inventory equal the estimated market value based upon assumptions about future product demand, consumer trends, the success of related feature films, the availability of alternate distribution channels and overall market conditions. If actual product demands, consumer trends and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. In connection with the planned discontinuance of the Spectra Star product line around mid 2003, the Company recorded an additional $2.2 million in inventory reserves during the fourth quarter of 2002 and are reflected in the cost of sales of the Toys segment.

Molds and Tools

     Molds and tools are stated at cost less accumulated depreciation. The Company owns the molds and tools used in the production of the Company's products by third-party manufacturers. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over the estimated selling life of the related toys, which is generally one to three-years. On an ongoing basis, the Company reviews the recoverability of the carrying value of the molds and tools. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and when applicable, the overall commercial success of the related and comparable feature length movies, television shows and comic books. If the facts and circumstances suggest a change in useful lives of the molds and tools or impairment in the carrying value, the useful lives are adjusted and the unamortized costs are expensed.

Product and Package Design Costs

     Product and package design costs are stated at cost less accumulated depreciation and amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptures and other handcrafted models from which molds and dies are made. Package design costs include costs relating to artwork, modeling and printing separations used in the production of packaging. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over the estimated selling life of the related toys, which is generally one to three-years. On an ongoing basis, the Company reviews the recoverability of the carrying value of product and package design costs. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and when applicable, the overall commercial success of the related and comparable feature length movies, television shows and comic books. If the facts and circumstances suggest a change in useful lives of the product and package design costs or impairment in the carrying value, the useful lives are adjusted and the unamortized costs are expensed.

Goodwill and Other Intangibles

     The Company has significant goodwill and other intangible assets on its balance sheet, which resulted from the acquisition of Marvel Entertainment Group, Inc. in 1998. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the media and entertainment industry and the overall economic environment. When we determine that the carrying value of our intangibles and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method.

     Effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. Goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. The first of such impairment test was performed during the first six months of 2002 which resulted in the recording of a one-time non-cash charge with respect to its toy merchandising and distribution reporting unit (See Note 3 to the Consolidated Financial Statements for further details.) The Company performed the first of its annual impairment reviews at December 31 2002 which did not result in an impairment charge and will perform its future annual reviews as of December 31st of each subsequent year.

Royalties

     The Company regularly reviews the recoverability of its prepaid royalties and minimum guaranteed commitments. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and the overall commercial success of the related and comparable feature length movies. During 2002, the Company reviewed the recoverability of prepaid royalty payments associated with the Lord of the Rings toy license. Due to lower than anticipated actual sales and sell through at the retail level, the Company accelerated the write-off of $7.9 million in prepaid royalties. These charges are reflected in the selling, general and administrative expenses for the Toys segment.

Accounting for Joint Venture

     The Company has entered into a jointly owned limited partnership with Sony Pictures Consumer Products Inc. to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. The Company accounts for the activity of this joint venture under the equity method. The joint venture began recognizing revenues once Spider-Man: The Movie was released during May 2002.

Commitments and Contingencies

     The Company is a party to certain legal actions as described in Item 3 - Legal Proceedings and is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding and there can be no such assurances, the Company believes that its legal proceedings and claims including those described in Item 3 - Legal Proceedings, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

     The Company regularly evaluates its litigation claims and its Administration Expense Claims payable to provide assurance that all losses and disclosures are provided for in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies". The Company's evaluation of legal matters and Administration Expense Claims payable involves considerable judgment of management. The Company engages internal and outside legal counsel to assist in the evaluation of these matters. Accruals for estimated losses, if any, are determined in accordance with the guidance provided by SFAS No. 5.

Recent Accounting Pronouncements

     SFAS No. 141 and No. 142, "Business Combinations and Goodwill and Other Intangible Assets" - In January 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter.

     Upon adoption of SFAS 142 in the first quarter of 2002, the Company initially recorded a one-time, non-cash charge of approximately $4.6 million, (net of income tax of approximately $2.6 million) or $0.12 per share to reduce the carrying value of its goodwill, with respect to its toy merchandising and distribution reporting unit. In the third and fourth quarters of 2002, the Company recorded adjustments of $0.2 million and $0.2 million, respectively to the initial income tax provision related to this charge so as to properly reflect the full year effective tax rate. Such charge is non-operational in nature and $4.2 million ($0.11 per share) is reflected as the cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002. The Company performed its annual impairment review as of December 31, 2002 and no impairment charge was reflected.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. The new standard also supersedes the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred. SFAS No. 144 was effective for the Company beginning with the first quarter of 2002 and its adoption did not have a material impact on the Company's results of operations or financial position. In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 is effective in fiscal 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based compensation. SFAS No. 148 also amended the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. The Company has elected to follow the disclosure-only provisions under SFAS No. 148, For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information follows:

                                                                                                      Years Ended December 31,
                                                                                              --------------------------------------
                                                                                                2000            2001         2002
                                                                                              --------         ------       --------
                                                                                               (in thousands, except per share data)

Net (loss) income, as reported ........................................................     $ (89,858)     $   5,265      $  22,610
Net loss attributable to common stock .................................................      (105,253)       (10,769)       (45,522)
Net loss per share attributable to common stock - diluted .............................         (3.13)         (0.31)         (1.18)
Stock based employee compensation cost, net of tax, if FAS 123 was applied ............         3,764          5,226          3,935
Pro forma net (loss) income ...........................................................       (93,622)            39         18,675
Pro forma net loss attributable to common stock .......................................      (109,017)       (15,995)       (49,457)
Pro forma net loss per share attributable to common stock - diluted ...................     $   (3.24)     $   (0.47)     $   (1.28)


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has operations in Hong Kong. In the normal course of business, the operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

     Market risks related to the Company's operations result primarily from changes in interest rates. At December 31, 2002, the Company's Senior Notes bore interest at a fixed rate, and all of the Company's outstanding preferred stock earns dividends at a fixed rate. A 10% increase or decrease in the interest rate on the Company's credit facility might have a significant future impact on the Company's financial position or results of operations. However, the fair market value of the fixed rate debt and the outstanding preferred stock is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates for the fixed rate debt and the fixed dividend yield on the outstanding preferred stock will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

     Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item, the report of the independent auditors thereon and the related required financial statement schedule appear on pages F-2 to F-29. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 16 to the December 31, 2002 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not  applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference to the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed not later than April 30, 2003, with the Securities and Exchange Commission.

ITEM  14.  CONTROLS AND PROCEDURES

     Based upon their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed with this Report

          1. Financial Statements

          See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

          2. Financial Statement Schedule

          See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1.

          3. Exhibits

          See the accompanying Exhibit Index immediately below.

     (b) Reports on Form 8-K.

          During the last quarter of 2002, the Company filed the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K dated October 4, 2002, reporting Items 5 and 7.

          2. Current Report on Form 8-K dated November 22, 2002, reporting Items 5 and 7.

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

3.2 Certificate of Amendment of the Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

3.3 Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

4.1 Article V of the Restated Certificate of Incorporation (see Exhibit 3.1, above), defining the rights of holders of Common Stock.

4.2 Article VI of the Restated Certificate of Incorporation (see Exhibit 3.1, above), defining the rights of holders of 8% Preferred Stock.

4.3 Rights Agreement, dated as of August 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent, defining the rights of holders of Preferred Share Purchase Rights. (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated August 22, 2000 and filed with the Securities and Exchange Commission on September 12, 2000.)

4.4 Amendment to Rights Agreement, dated as of November 30, 2001, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

4.5 Amendment No. 2 to Rights Agreement, dated as of October 7, 2002, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 4, 2002 and filed with the Securities and Exchange Commission on October 7, 2002.)

4.6 Indenture, dated as of February 25, 1999, defining the rights of holders of 12% senior notes due 2009. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

4.7 Warrant Agreement, dated as of November 30, 2001, by and between the Company and HSBC Securities (USA), Inc. (Incorporated by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

4.8 Warrant Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.1 Credit Agreement. dated as of November 30, 2001, by and between the Company and HSBC Bank USA. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.2 Pledge and Security Agreement, dated as of November 30, 2001, from the Company and other grantors referred to therein, as Grantors, to HSBC Bank USA, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

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

10.5 Stockholders Agreement, dated as of October 1, 1998, by and among the Company, Avi Arad, the Dickstien Entities (as defined therein), the Perlmutter Entities (as defined therein), The Chase Manhattan Bank, Morgan Stanley & Co. Incorporated, and Whippoorwill Associates, Incorporated, as agent of and/or general partner for certain accounts. (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)

10.6 Agreement, dated as of October 4, 2002, to Terminate Stockholders' Agreement, dated as of October 1, 1998, among the Company and various of its stockholders. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 4, 2002 and filed with the Securities and Exchange Commission on October 7, 2002.)

10.7 Registration Rights Agreement, dated as of October 1, 1998, by and among the Company, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust - 1997, and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)

10.8 Registration Rights Agreement, dated as of December 8, 1998, by and among the Company, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc. (Incorporated by reference to Exhibit
          10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.9 Registration Rights Agreement, dated February 25, 1999, by and among the Company, certain subsidiaries of the Company, Morgan Stanley & Co. Incorporated and Warburg Dillon Read LLC. (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.10 Warrant Shares Registration Right Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.11 Sublease,dated as of June 9, 2000 between HSBC Bank USA and the Company, as amended by First Amendment to Sublease dated December 1, 2000. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.12 Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Company. (Incorporated by reference to Exhibit
          10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.13 Separation Agreement made on July 16, 1999 by and between Eric Ellenbogen and the Company. (Incorporated by reference to Exhibit 10.3 of the Company's Quartely Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.14 Employment Agreement between the Company and F. Peter Cuneo, dated as of July 19, 1999. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.15 Amendment to Employment Agreement, dated as of December 2, 2002, by and between the Company and F. Peter Cuneo.*

10.16 Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.17 Amendment to Employment Agreement with Avi Arad dated January 2001. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.18 Employment Agreement by and between the Company and Alan Fine, dated as of August 13, 2001.*

10.19 Employment Agreement, dated as of October 29, 1999, between the Company and Richard Ungar. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.20 Amendment to Employment Agreement, dated as of April 9, 2002, between the Company and Richard Ungar. (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)*

10.21 Loan Out Agreement, dated as of October 29, 1999, between the Company and Brentwood Television Funnies, Inc. (Incorporated by reference to
          Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.22 Employment Agreement, dated as of October 29, 1999, between the Company and Allen S. Lipson. (Incorporated by reference to Exhibit
          10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.23 Amendment No. 1 to Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S. Lipson.*

10.24 Amended and Restated Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S. Lipson.*

10.25 Employment Agreement, dated as of January 26, 2000, between the Company and Bill Jemas. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.26 Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.27 Employment Agreement, dated as of May 28, 2002, by and between the Company and Kenneth P. West.*

10.28 Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.29 1998 Stock Incentive Plan. (Incorporated by reference to Annex A of the Company's Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on December 30, 1998.)*

10.30 Amendment No. 1 to the 1998 Stock Incentive Plan. (Incorporated by reference to Appendix D of the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on January 3, 2003.)*

10.31 Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.32 Amended and Restated Proxy and Stock Option Agreement, dated as of November 19, 1997, among the Company, Isaac Perlmutter, Isaac Perlmutter T.A. and Zib Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's  Current  Report on Form 8-K dated  November 24,
          1997).

10.33 Amended and Restated Proxy and Stock Option Agreement, dated as of November 19, 1997, between the Company and Avi Arad. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 24, 1997.)

10.34 Voting Agreement, dated as of November 30, 2001, by and among the Registrant, Avi Arad, Isaac Perlmutter, Morgan Stanley & Co. Incorporated, and Whippoorwill Associates, Incorporated, as agent and/or general partner for its discretionary accounts. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated and filed with the Securities Exchange Commission on December 4, 2001.)

10.35 Notes Purchase Agreement, dated as of November 30, 2001, by and between the Registrant and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated and filed with the Securities Exchange Commission on December 4, 2001.)

10.36 Waiver Agreement, dated as of May 14, 2001, among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as Agent, Collateral Agent and Issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

10.37 Copyright Security Agreement, dated as of May 14, 2001, made by the Company and the guarantors party thereto, in favor of Citibank, N.A., as Collateral Agent. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

10.38 Security Agreement dated as of May 14, 2001, made by the Company and the guarantors party thereto, in favor of Citibank, N.A., as Collateral Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

10.39 Agreement (concerning letters of credit) dated August 23, 2001, between Object Trading Corp., the Company and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

21        Subsidiaries of the Registrant.

23.1      Consent of Independent Auditors.

23.2      Consent of Independent Auditors.

23.3      Consent of  Independent  Auditors.

24        Power of attorney (included on signature page hereto).

99.1      Certification by Chief Executive  Officer  pursuant to  Sarbanes-Oxley
          Act.

99.2      Certification by Chief Financial Officer pursuant to  Sarbanes-Oxley
          Act.


*Management contract or compensatory plan or arrangement.





                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARVEL ENTERPRISES, INC.

                                        By:/s/----------------------
                                        Allen S. Lipson
                                        President and Chief Executive Officer
                                        Date: March 20, 2003

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



Signature                                                     Title                                                   Date
---------                                                     ------                                                  -------
/s/__________________                                         President and Chief Executive Officer                   March 20, 2003
Allen S. Lipson                                               (principal executive officer)

/s/__________________                                         Chief Financial Officer                                 March 20, 2003
Kenneth P. West                                               (principal financial and accounting officer)

/s/__________________                                         Chairman of the Board of Directors                      March 20, 2003
Morton E. Handel

/s/__________________                                         Director, Vice Chairman of the Board of Directors       March 20, 2003
Isaac Perlmutter

/s/__________________                                         Director                                                March 20, 2003
F. Peter Cuneo

/s/__________________                                         Director                                                March 20, 2003
Avi Arad

/s/__________________                                         Director                                                March 20, 2003
Sid Ganis

/s/__________________                                         Director                                                March 20, 2003
Richard Solar

/s/__________________                                         Director                                                March 20, 2003
James F. Halpin

/s/__________________                                         Director                                                March 20, 2003
Lawrence Mittman

                                  CERTIFICATION

I, Allen S. Lipson, president and chief executive officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Marvel Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003                      /s/--------------------------
                                           Allen S. Lipson
                                           President and Chief Executive Officer
                                           principal executive officer

                                  CERTIFICATION

I, Kenneth P. West, chief financial officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Marvel Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 20, 2003                          /s/--------------------------
                                                Kenneth P. West
                                                Chief Financial Officer
                                                principal financial officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES




Marvel Enterprises, Inc
Report of Independent Auditors .......................................................................................          F-2
Consolidated Balance Sheets as of December 31, 2001 and  2002 ........................................................          F-3
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002 ...........................          F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
December 31, 2000, 2001 and 2002 .....................................................................................          F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002 ..........................          F-6
Notes to Consolidated Financial Statements ...........................................................................          F-7

Consolidated Financial Statement Schedule
Schedule II-Valuation and Qualifying Accounts ........................................................................          F-30

     All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Marvel Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Marvel Enterprises, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Enterprises, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consilidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                                           /S/ ERNST & YOUNG LLP

New York, New York
February 21, 2003


                           MARVEL ENTERPRISES, INC.

                               DECEMBER 31, 2002

                          CONSOLIDATED BALANCE SHEETS


                                                                                                           December 31, December 31,
                                                                                                                2001         2002
                                                                                                            (in thousands, except
                                                                                                                 share data)
ASSETS
Current assets:
  Cash and cash equivalents ......................................................................       $  21,591        $  53,690
  Accounts receivable, net .......................................................................          35,648           43,420
  Inventories, net ...............................................................................          20,916           16,036
  Income tax receivable ..........................................................................             334               --
  Distribution receivable from joint venture, net.................................................              --            2,102
  Deferred financing costs .......................................................................           9,144              667
  Prepaid expenses and other current assets ......................................................          12,594            6,700
                                                                                                         ---------        ---------
        Total current assets .....................................................................         100,227          122,615

Molds, tools and equipment, net ..................................................................           8,076            6,997
Product and package design costs, net ............................................................           2,218              859
Goodwill, net ....................................................................................         380,675          365,604
Intangibles, net .................................................................................             988              649
Accounts receivable, non-current portion .........................................................          11,890           17,284
Deferred financing costs .........................................................................          13,357            3,446
Other assets .....................................................................................             139               65
                                                                                                         ---------        ---------
        Total assets .............................................................................       $ 517,570        $ 517,519
                                                                                                         =========        =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................................       $  13,052        $  11,607
  Accrued expenses and other current liabilities .................................................          35,146           48,371
  Current portion of credit facility .............................................................           6,172               --
  Administration Expense Claims payable ..........................................................           3,500            1,303
  Unsecured creditors payable ....................................................................           5,239            3,034
  Deferred revenue ...............................................................................           7,128           25,696
                                                                                                         ---------        ---------
        Total current liabilities ................................................................          70,237           90,011
Senior notes .....................................................................................         150,962          150,962
Long term  portion of credit facility ............................................................          30,828               --
Accrued rent .....................................................................................           1,064              897
Deferred revenue, non-current portion ............................................................          14,546               --
                                                                                                         ---------        ---------
        Total liabilities ........................................................................         267,637          241,870
                                                                                                         ---------        ---------
8% cumulative convertible exchangeable redeemable preferred stock, $.01 par value, 75,000,000 shares authorized, 20,795,936 issued and outstanding in
2001 and 3,276,544 issued and  outstanding in  2002, liquidation preference $10 per share.........         207,975           32,780
                                                                                                         ---------        ---------
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued .......................              --               --
Common stock, $.01 par value, 250,000,000 shares authorized, 42,160,858 issued and 34,766,858 outstanding in 2001 and 68,534,135 issued and
  61,140,135 outstanding in 2002 .................................................................             421              685
Additional paid-in capital .......................................................................         238,769          486,106
Accumulated deficit ..............................................................................        (162,897)        (208,419)
Accumulated other comprehensive loss .............................................................          (1,380)          (2,548)
                                                                                                         ---------        ---------
        Total stockholders' equity before treasury stock .........................................          74,913          275,824
Treasury stock, 7,394,000 shares .................................................................         (32,955)         (32,955)
                                                                                                         ---------        ---------
        Total stockholders' equity ...............................................................          41,958          242,869
                                                                                                         ---------        ---------
        Total liabilities, redeemable convertible preferred stock and stockholders'
        equity ...................................................................................       $ 517,570        $ 517,519
                                                                                                         =========        =========

See Notes to Consolidated Financial Statements.



                            MARVEL ENTERPRISES, INC.

                               DECEMBER 31, 2002

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Years Ended December 31,
                                                                                                2000           2001          2002
                                                                                               -----          -----          ----
                                                                                               (in thousands, except per share
                                                                                                           data)
Net sales .............................................................................     $ 231,651      $ 181,224      $ 299,046
Cost of sales .........................................................................       128,531         88,709        142,103
                                                                                            ---------      ---------      ---------
Gross profit ..........................................................................       103,120         92,515        156,943
Operating expenses:
     Selling, general and administrative ..............................................       107,447         62,048         85,800
     Pre-acquisition litigation charge ................................................            --          3,000             --
     Administration Expense Claims payable no longer required .........................            --         (3,474)            --
     Depreciation and amortization ....................................................        30,651          5,559          5,433
     Amortization of goodwill and other intangibles ...................................        24,012         23,764            339
                                                                                            ---------      ---------      ---------
        Total operating expenses ......................................................       162,110         90,897         91,572
                                                                                            ---------      ---------      ---------
Other income net.......................................................................            --             --          1,170
Equity in net (loss) income of joint venture ..........................................          (263)          (325)        13,802
                                                                                            ---------      ---------      ---------
Operating (loss) income ...............................................................       (59,253)         1,293         80,343
Interest expense ......................................................................        31,901         29,174         41,997
Interest  income and other expenses, net ..............................................         4,223          1,055            330
                                                                                            ---------      ---------      ---------
(Loss) income before income tax expense, extraordinary gain and cumulative effect of
change in accounting principle ........................................................       (86,931)       (26,826)        38,676
Income tax expense ....................................................................         2,927            647         11,902
                                                                                            ---------      ---------      ---------
(Loss) income before extraordinary gain and cumulative effect of
change in accounting principle ........................................................       (89,858)       (27,473)        26,774
Extraordinary gain, net of income tax expense of $11,273 ..............................            --         32,738             --
                                                                                            ---------      ---------      ---------
(Loss) income before cumulative effect of change in accounting principle ..............       (89,858)         5,265         26,774
Cumulative effect of change in accounting principle, net of income tax benefit of $3,002            --            --          4,164
                                                                                            ---------      ---------      ---------
Net (loss) income .....................................................................       (89,858)         5,265         22,610
                                                                                            ---------      ---------      ---------
Less: preferred stock dividends .......................................................        15,395         16,034         68,132
                                                                                            ---------      ---------      ---------
Net loss attributable to common stock .................................................     $(105,253)     $ (10,769)     $ (45,522)
                                                                                            =========      =========      =========
Basic and diluted net loss per common share:
      Loss before extraordinary gain and cumulative effect of
      change in accounting principle ..................................................     $   (3.13)     $   (1.27)     $   (1.07)
      Extraordinary  gain .............................................................            --           0.96             --
      Cumulative effect of change in accounting principle .............................            --             --          (0.11)
                                                                                            ---------      ---------      ---------
      Net loss attributable to common stock ...........................................     $   (3.13)     $   (0.31)     $   (1.18)
                                                                                            =========      =========      =========
      Weighted average number of basic and diluted shares .............................        33,667         34,322         38,514
                                                                                            =========      =========      =========

                 See Notes to Consolidated Financial Statements.



                            MARVEL ENTERPRISES, INC.

                               DECEMBER 31, 2002

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                                                  Accumulated
                                                      Common    Common   Additional Accumulated      Other
                                                      Stock     Stock     Paid-In    (Deficit)   Comprehensive  Treasury
                                                      Shares    Amount    Capital                    Loss        Stock       Total
                                                                                (in thousands)
Balance at December 31, 1999 .....................     33,557  $     409  $ 215,184   $ (46,875)        $--   $ (32,955)  $ 135,763
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
Issuance of common stock .........................         80          1        499          --          --          --         500
Warrants exercised ...............................         --         --          5          --          --          --           5
Employee stock options exercised .................         65          1        380          --          --          --         381
Preferred dividends ..............................         --         --         --     (15,395)         --          --     (15,395)
Net loss .........................................         --         --         --     (89,858)         --                 (89,858)
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2000 .....................     33,702        411    216,068    (152,128)         --     (32,955)     31,396

Conversion of preferred to stock to common stock..      1,065         10     10,234          --          --          --      10,244
Warrants exercised ...............................         --         --          5          --          --          --           5
Warrants issued to bank ..........................         --         --      1,980          --          --          --       1,980
Warrants issued to stockholder/director...........         --         --     10,482          --          --          --      10,482
Preferred dividends ..............................         --         --         --     (16,034)         --          --     (16,034)
Net income .......................................         --         --         --       5,265          --          --       5,265
Other comprehensive loss .........................         --         --         --          --      (1,380)         --      (1,380)
                                                                                                                          ----------
Comprehensive income .............................         --         --         --          --          --          --       3,885
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2001 .....................     34,767        421    238,769    (162,897)     (1,380)    (32,955)     41,958

Conversion of preferred stock to common stock ....     25,714        257    243,070          --          --          --     243,327
Warrants exercised by bank .......................        295          2         (2)         --          --          --          --
Warrants issued to stockholder/director...........         --         --      2,567          --          --          --       2,567
Preferred dividends ..............................         --         --         --     (68,132)         --          --     (68,132)
Employee stock options exercised .................        364          5      1,702          --          --          --       1,707
Net income .......................................         --         --         --      22,610          --          --      22,610
Other comprehensive loss .........................         --         --         --          --      (1,168)         --      (1,168)
                                                                                                                          ----------
Comprehensive income .............................         --         --         --          --          --          --      21,442
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2002 .....................     61,140  $     685  $ 486,106   $(208,419)  $  (2,548)  $ (32,955)  $ 242,869
                                                    =========  =========  =========   =========   =========   =========   =========

                 See Notes to Consolidated Financial Statements.


                            MARVEL ENTERPRISES, INC.

                               DECEMBER 31, 2002

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31,
                                                                                        2000             2001            2002
                                                                                     ---------        ----------       -------
                                                                                                    (in thousands)
Net (loss) income .............................................................       $(89,858)       $  5,265        $ 22,610
Adjustments to reconcile net (loss) income to net cash (unsed in) provided by operating activities:
     Depreciation and amortization ............................................         54,663          29,323           5,772
     Provision for doubtful accounts ..........................................             81           3,470           3,335
     Amortization of deferred financing charges ...............................          1,384           2,136          21,151
     Deferred income taxes ....................................................             --              --          10,907
     Pre-acquisition litigation charge ........................................             --           3,000              --
     Administration Expense Claims no longer required .........................             --          (3,474)             --
     Cumulative effect of change in accounting  principle,  net of
       income tax benefit .....................................................             --              --           4,164
     Extraordinary gain, net of income tax provision ..........................             --         (32,738)             --
     Equity in net loss (income) of joint venture .............................            263             325         (13,802)
     Distributions from joint venture .........................................             --           1,081          10,031
     Changes in operating assets and liabilities:
          Accounts receivable .................................................         16,524          (3,543)        (16,501)
          Inventories .........................................................         (3,395)         21,864           4,880
          Goodwill ............................................................            798              --              --
          Prepaid expenses and other ..........................................         (2,809)         (5,676)          6,228
          Deferred charges and other assets ...................................         (1,831)            (25)             74
          Accounts payable, accrued expenses and other ........................            (49)        (11,114)         16,137
                                                                                      --------        --------        --------
Net cash (used in) provided by operating activities ...........................        (24,229)          9,894          74,986
                                                                                      --------        --------        --------
Cash flow used in investing activities:
     Payment of Administration Expense Claims and unsecured creditor claims ...         (3,553)         (2,231)         (4,402)
     Purchases of molds, tools and equipment ..................................         (8,483)         (4,311)         (2,068)
     Expenditures for product and package design costs ........................         (6,601)         (2,934)           (927)
     Other intangibles ........................................................            (31)           (516)             (1)
                                                                                      --------        --------        --------
Net cash used in investing activities .........................................        (18,668)         (9,992)         (7,398)
                                                                                      --------        --------        --------

Cash flow from financing activities:
     Repurchase of senior notes ...............................................             --         (32,108)             --
     Proceeds from (repayments of) credit facility ............................             --          37,000         (37,000)
     Deferred financing costs .................................................             --          (6,011)           (196)
     Employee stock options exercised .........................................            381              --           1,707
     Issuance of common stock .................................................            500              --              --
     Proceeds from exercise of stock warrants .................................              5               5              --
                                                                                      --------        --------        --------
Net cash provided by (used in) financing activities ...........................            886          (1,114)        (35,489)
                                                                                      --------        --------        --------
     Net (decrease) increase in cash and cash equivalents .....................        (42,011)         (1,212)         32,099
     Cash and cash equivalents at beginning of year ...........................         64,814          22,803          21,591
                                                                                      --------        --------        --------
     Cash and cash equivalents at end of year .................................       $ 22,803        $ 21,591        $ 53,690
                                                                                      ========        ========        ========
Supplemental disclosure of cash flow information:
     Interest paid (1) ........................................................       $ 30,348        $ 15,362        $ 29,388
     Income taxes paid, net of refunds ........................................          1,744           2,889             428
     Other non-cash transactions:
        Preferred stock dividends .............................................         15,395          16,034          68,132
        Value of warrants issued in connection with credit facility ...........             --          12,462           2,567
        Value of senior notes received in satisfaction of licensing
          fees from a third party .............................................             --          20,000              --


(1) Interest paid in 2002 includes a payment of $9.1 million relating to the December 2001 interest amount due to the Company's 12% senior note holders.

                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


1.       Description of Business and Basis of Presentation

     Marvel Enterprises, Inc. and its subsidiaries, (the "Company") is one of the world's most prominent character-based entertainment companies with a proprietary library of over 4,700 characters, and operates within three segments, licensing, publishing and toy merchandising and distribution.

     The term "MEG" refers to Marvel Entertainment Group, Inc., and its subsidiaries, prior to the consummation of its acquisition by the Company, and its emergence from bankruptcy and the term "Toy Biz, Inc." refers to the Company prior to the consummation of the acquisition.

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

     In accordance with the Plan, two litigation trusts were formed on the consummation date of the Plan. Each litigation trust is the legal owner of litigation claims that formerly belonged to MEG and its subsidiaries. The primary purpose of one of the trusts (the "Avoidance Litigation Trust") is to pursue bankruptcy avoidance claims. The primary purpose of the other trust (the "MAFCO Litigation Trust") is to pursue certain litigation claims against Ronald
O. Perelman and various related entities and individuals. The Company agreed to lend up to $1.1 million to the Avoidance Litigation Trust and up to $1.0 million to the MAFCO Litigation Trust, in each case on a revolving basis to fund the trust's professional fees and expenses. Each litigation trust is obligated to reimburse the Company for all sums advanced, with simple interest at the rate of 10% per year. Net litigation proceeds of each trust will be distributed to the trust's beneficiaries only after the trust has, among other things, paid all sums owed to the Company, released the Company from any further obligation to make loans to the trust, and established reserves to satisfy indemnification claims. The Company is entitled to 65.1% of net litigation proceeds from the Avoidance Litigation Trust. The Company is not entitled to any net litigation proceeds from the MAFCO Litigation Trust.

                            MARVEL ENTERPRISES, INC.

                               December 31, 2002

2. Summary of Significant Accounting Policies

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment relate to provisions for returns, other sales allowances and doubtful accounts, future revenues from episodic television series, the realizability of inventories, goodwill and other intangible assets, and the reserve for minimum royalty guarantees and minimum advances, deferred income tax assets, molds, tools and equipment, and product and package design costs, the Fleer pension liability, litigation related accruals, royalties payable, Administration Expense Claims and the fair valuation of the warrants issued in regard to the 2001 HSBC Credit Facility. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

Joint Venture

     The Company has entered into an equally owned limited partnership with Sony Pictures Consumer Products Inc. to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures Entertainment Inc. ("Sony Pictures"). The limited partnership has a fiscal year end of March 31. The Company accounts for the activity of this joint venture under the equity method.

Molds, Tools, and Equipment

     Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. For financial reporting purposes, depreciation and amortization is computed by the straight-line method generally over a one to three-year period (the estimated selling life of related products) for molds and tooling costs and over a five-year life for furniture and fixtures and office equipment. On an ongoing basis, the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization for the years ended December 31, 2000, 2001 and 2002 were approximately $9,205,000, $1,295,000, and $660,000, respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

Product and Package Design Costs

     Product and package design costs are stated at cost less accumulated depreciation and amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. For financial reporting purposes, amortization of product and package design is computed by the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in amortization for the years ended December 31, 2000, 2001 and 2002 were approximately $7,585,000, $1,540,000 and $799,000, respectively.

Goodwill and Other Intangibles

     Goodwill and other intangibles are stated at cost less accumulated amortization. For the years ended December 31, 2000 and 2001, goodwill was amortized over 20 years. In January 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter or upon the occurrence of an impairment indicator. The Company performed the first of its annual impairment reviews at December 31, 2002 which did not result in an impairment charge and will perform its future annual reviews as of December 31st of each subsequent year.

     Other intangible asserts are amortized over 3 to 10 years.

Long-Lived Assets

     The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Deferred Financing Costs

     Deferred financing costs, which are mainly costs associated with the Company's Senior Notes and the Company's HSBC Credit Facility, are amortized over the term of the related agreements using the effective interest method. See
Note 4 to the Consolidated Financial Statements for further details of the accelerated amortization of the deferred financing costs associated with the Company's HSBC Credit Facility during the year ended December 31, 2002.

Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income or loss and its components. Comprehensive income or loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for the unrecognized loss related to the minimum pension liability of a former subsidiary. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive loss in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

Research and Development

     Research and development costs are charged to operations as incurred. For the years ended December 31, 2000, 2001 and 2002, research and development expenses were approximately $7,537,000, $3,875,000, and $2,296,000, respectively.

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

     Income from distribution fees and licensing of characters owned by the Company are recorded in accordance with the distribution agreement and at the time characters are available to the licensee and collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Income related to the production and licensing of the Company's episodic television series is recorded in accordance with AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films." Under these guidelines, revenue is recognized when the animated television series is available to the licensee and collection is reasonably assured.

Advertising Costs

     Advertising production costs are expensed when the advertisement is first run. For the years ended December 31, 2000, 2001, and 2002, advertising expenses were approximately $36,211,000, $6,637,000, and $5,777,000, respectively. At
December 31, 2001, the Company had approximately $148,000 of prepaid advertising costs, principally related to production of advertisement that was first run in fiscal 2002. There are no prepaid advertising costs at December 31, 2002.

Royalties

     Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on sales of related products. The realizability of minimum guarantees committed are evaluated by the Company based on the projected sales of the related products. The Company records impairment losses on minimum guaranteed royalties when events and circumstances indicate that the sales will not be sufficient to recover the minimum guaranteed royalty.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

Foreign Currency Translation

     The financial position and results of operations of the Company's Hong Kong and Mexican subsidiaries are measured using the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments have not been material.

Stock Based Compensation

     On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provided alternative methods of transition to the fair value method of accounting for stock-based compensation of SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123). SFAS No. 148, also amended the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements.

     In accordance with the provisions of SFAS 148, the Company has elected to continue to account for its stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                                                   Years Ended December 31,
                                                                                               2000           2001           2002
                                                                                                (in thousands, except per share
                                                                                                                data)
Net (loss) income, as reported ........................................................     $ (89,858)     $   5,265      $  22,610
Net loss attributable to common stock as reported .....................................     $(105,253)     $ (10,769)     $ (45,522)
Net loss per share attributable to common stock - diluted as reported .................     $   (3.13)     $   (0.31)     $   (1.18)
Stock based employee compensation cost, net of tax, if SFAS 123 was applied ...........     $   3,764      $   5,226      $   3,935
Pro forma net (loss) income ...........................................................     $ (93,622)     $      39      $  18,675
Pro forma net loss attributable to common stock .......................................     $(109,017)     $ (15,995)     $ (49,457)
Pro forma net loss per share attributable to common stock - diluted ...................     $   (3.24)     $   (0.47)     $   (1.28)


     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 2000: risk free interest rates ranging from 6.12% to 6.72%; no dividend yield; expected volatility of 0.550; and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.920; and expected life of three years. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of 5 years. The Black Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

Fair Value of Financial Instruments

     The estimated fair value of certain of the Company's financial instruments, including cash and cash equivalents, current portion of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The non-current portion of accounts receivable have been discounted to their net present value, which approximates fair value. The carrying amount of borrowings under the credit facility are estimated to approximate their fair value as the stated interest rates approximate current rates.

     The estimated fair values of the Company's Senior Notes and outstanding 8% Cumulative Convertible Exchangeable Preferred Stock, per value $.01 per share (8% Preferred Stock") is based on market prices, where available. The carrying amounts and estimated fair values of these financial instruments were as follows:


                                                                Carrying      Estimated      Carrying   Estimated
                                                                 Amount       Fair Value      Amount    Fair Value
                                                                --------      ----------      ------    ----------
                                                                                        (in thousands)

Senior Notes ............................................       $150,962       $ 80,010       $150,962       $150,962
8% preferred stock ......................................       $207,975       $ 72,786       $ 32,780       $ 32,541


Concentration of Risk

     Substantially all of the Company's toy products are manufactured in China, which subjects the Company to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. The Company's ability to obtain products from its Chinese manufacturers is dependent upon the United States' trade relationship with China.

     Marvel distributes its comic books to the direct market through a major comic book distributor. Termination of this distribution agreement could significantly disrupt publishing operations.

Loss Per Share

     In accordance with SFAS No. 128 "Earnings Per Share", basic loss per share is computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the periods. The computation of diluted loss per share is similar to the computation of basic loss per share, except the number of shares is increased assuming the exercise of dilutive stock options and warrants using the treasury stock method and the conversion of 8% Preferred Stock using the if-converted method, unless the effect is anti-dilutive. For the years ended December 31, 2000, 2001 and 2002, any dilution arising from the Company's outstanding employee stock options and warrants as well as the assumed conversion of the 8% Preferred Stock was not included as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), effective for fiscal years beginning after December 15, 2001. This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. The new standard also supersedes the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred. SFAS No. 144 was effective for the Company beginning with the first quarter of 2002 and its adoption did not have a material impact on the Company's results of operations or financial position.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000". SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 is effective in fiscal 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

3.   Goodwill and Cumulative Effect of Change in Accounting Principle

     Effective January 1, 2002, the Company adopted SFAS 142 which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter or upon the occurrence of an impairment indicator. The Company will perform its annual impairment review as of December 31st of each year, which commenced at December 31, 2002.

     Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are consistent with the operating segments identified in Note 15 to the Consolidated Financial Statements. This methodology of evaluating each reporting unit separately differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill was recoverable. The Company determines if the carrying amount of goodwill is impaired based on discounted anticipated cash flows.

     Upon adoption of SFAS 142 in the first quarter of 2002, the Company initially recorded a one-time, non-cash charge of approximately $4.6 million, (net of income tax of approximately $2.6 million) or $0.12 per share to reduce the carrying value of its goodwill, with respect to its toy merchandising and distribution reporting unit. In the third and fourth quarters of 2002, the Company recorded adjustments of $0.2 million and $0.2 million, respectively, to the income tax provision related to this charge so as to properly reflect the full year effective tax rate. Such charge is non-operational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002. For the year ended December 31, 2002, the net cumulative effect of this change in accounting principle was $4.2 million ($0.11 per share).

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

A summary of the Company's goodwill before and after the application of SFAS 142, and total assets as of December 31, 2002, by reporting unit, is as follows (in thousands):

                                                    Goodwill                                 Total Assets
                      --------------------------------------------------------------       -----------------
                                                      Utilization of
                                                      Pre-Acquisition
                       January 1,                      Net Operating        December 31,      December 31,
                          2002     Impairments             Loss                2002              2002

Licensing             $ 324,193    $     --             $         --         $ 324,193         $  397,735
Publishing               49,316          --                   (7,905)           41,411             75,637
Toy Merchandising
   And Distributing       7,166       (7,166)                     --                --             44,147
                      ---------    -----------       ------------------     ------------      ---------------
Total                  $380,675     $ (7,166)           $      (7,905)       $ 365,604          $  517,519
                      =========    ===========       ==================     ============      ===============

     Had the Company adopted SFAS 142 on January 1, 2000, the historical loss attributable to common stockholders and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below (in thousands except per share amounts):

                                                                 Year Ended
                                                                December 31,
                                                          ----------------------
                                                             2000         2001
                                                          ---------     --------
                                                           (in thousands, except
                                                               per share data)

Loss before extraordinary gain, as reported ............  $ (89,858)  $ (27,473)
Net loss attributable to common stock, as reported .....   (105,253)    (10,769)
Loss per share before extraordinary gain attributable
   to common stock, as reported ........................      (3.13)      (1.27)
Net loss per share attributable to common stock, as
reported ...............................................      (3.13)      (0.31)
Goodwill amortization ..................................     23,769      23,465
Pro forma loss before extraordinary gain ...............    (66,089)     (4,008)
Pro forma net (loss) income attributable to common
stock ..................................................    (81,484)     12,696
Pro forma loss per share before extraordinary gain
  attributable to common stock .........................      (2.42)      (0.58)
Pro forma net loss per share attributable to common
  stock ................................................  $   (2.42)  $    0.37
                                                          =========   =========

     For the years ended December 31, 2000, 2001, and 2002 amortization of goodwill and other intangibles was approximately $24,012,000, $23,764,000, and $339,000, respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

4.   Details of Certain Balance Sheet Accounts
                                                                         December 31,
                                                                      2001        2002
                                                                       (in thousands)
Accounts receivable, net, consists of the following:
   Accounts receivable ..........................................  $  52,761   $  62,835
   Less allowances for:
     Doubtful accounts ..........................................     (5,275)     (7,459)
     Advertising, markdowns, returns, volume discounts and other     (11,838)    (11,956)
                                                                   ---------   ---------
          Total .................................................  $  35,648   $  43,420
                                                                   =========   =========
Inventories, net, consists of the following:
   Toys:
     Finished goods .............................................  $  12,039   $   7,566
     Component parts, raw materials and work-in-process .........      3,849         706
                                                                   ---------   ---------
          Total toys ............................................     15,888       8,272
   Publishing:
     Finished goods .............................................      1,411       1,786
     Editorial and raw materials ................................      3,617       5,978
                                                                   ---------   ---------
          Total publishing ......................................      5,028       7,764
                                                                   ---------   ---------
          Total .................................................  $  20,916   $  16,036
                                                                   =========   =========
Molds, tools and equipment, net, consists of the following:
   Molds, tools and equipment ...................................  $   3,410   $   4,971
   Office equipment and other ...................................     12,096      11,676
   Less accumulated depreciation and amortization ...............     (7,430)     (9,650)
                                                                   ---------   ---------
          Total .................................................  $   8,076   $   6,997
                                                                   =========   =========
Product and package design costs, net, consists of the following:
   Product design costs .........................................  $   2,255   $   2,720
   Package design costs .........................................        864       1,138
   Less accumulated amortization ................................       (901)     (2,999)
                                                                   ---------   ---------
          Total .................................................  $   2,218   $     859
                                                                   =========   =========
Goodwill, net, consists of the following:
   Goodwill .....................................................  $ 459,012   $ 441,903
   Less accumulated amortization ................................    (78,337)    (76,299)
                                                                   ---------   ---------
          Total .................................................  $ 380,675   $ 365,604
                                                                   =========   =========
Intangibles, net, consists of the following
   Patents ......................................................  $   3,185   $   3,186
   Trademarks ...................................................      1,264       1,264
   Less accumulated amortization ................................     (3,461)     (3,801)
                                                                   ---------   ---------
          Total .................................................  $     988   $     649
                                                                   =========   =========
Accounts receivable, non -current portion are due as follows:
    2003 ........................................................  $   7,927      $   --
    2004 ........................................................      3,050       6,538
    2005 ........................................................      1,250       6,293
    2006 and thereafter .........................................      1,600       6,981
    Discounting .................................................     (1,937)     (2,528)
                                                                   ---------   ---------
          Total .................................................  $  11,890   $  17,284
                                                                   =========   =========
Accrued expenses and other current liabilities consists
 of the following:
   Accrued advertising costs ....................................  $   1,817   $   3,009
   Royalties ....................................................      2,737      12,800
   Inventory purchases ..........................................      1,443       4,130
   Income taxes payable .........................................      2,051       2,218
   Bonuses ......................................................         --       4,302
   MEG acquisition accruals .....................................      1,857       1,184
   Accrued expenses - Fleer sale including pension benefits .....      3,946       4,982
   Pre-acquisition litigation charge ............................      3,000       3,000
   Litigation and legal accruals ................................        541       4,564
   Interest expense .............................................      9,971         926
   Other accrued expenses .......................................      7,783       7,256
                                                                   ---------   ---------
          Total .................................................  $  35,146   $  48,371
                                                                   =========   =========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

5.   Debt Financing

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes in a private placement exempt from registration under the Securities Act of 1933 (the 'Securities Act") pursuant to Rule 144A under the Securities Act. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of those senior notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable senior notes (the "Senior Notes"). The Senior Notes are due June 15, 2009 and bear interest at 12% per annum payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning June 15, 2007. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries.

     During 2001, the Company, through a series of transactions, reacquired an aggregate $99.0 million principal amount of its Senior Notes at an aggregate cost of $54.4 million, including $2.5 million of accrued interest. The $99.0 million principal amount includes $39.2 million with a fair market value of approximately $20.0 million (including approximately $0.3 million of accrued interest) received in satisfaction of advanced licensing fees from a third party as described in Note 9 to the Consolidated Financial Statements. The principal amount also includes $46.6 million purchased from Mr. Perlmutter for $26.8 million (including approximately $1.9 million of accrued interest). The Company recorded an extraordinary gain of $32.7 million, net of write-offs of deferred financing fees of $3.2 million and income taxes of $11.3 million.

     On October 5, 2001, the Company terminated its credit facility with Citibank and replaced $12.4 million of letters of credit outstanding under the facility with letters of credit guaranteed by Object Trading Corp., a corporation wholly owned by Isaac Perlmutter. Mr. Perlmutter is Vice Chairman of the Company's Board of Directors, an employee of the Company and the Company's largest stockholder.

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for a senior credit facility (the "HSBC Credit Facility") comprised of a $20.0 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The term loan bore interest at the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. On August 30, 2002, the Company prepaid $10.0 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility. On December 12, 2002, the Company prepaid the remaining $22.4 million of the term loan and recorded an additional charge of $7.7 million for the write-off of the remaining unamortized deferred financing costs associated with this facility. Approximately $15.8 million of letters of credit previously issued by Object Trading Corp. were replaced, in connection with the establishment of the HSBC Credit Facility, by letters of credit issued by HSBC Bank USA. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of December 31, 2002, $8.9 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-2 per annum.

     In consideration for the HSBC Credit Facility, the Company issued warrants to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants had an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.16%;

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of approximately $2.0 million was initially included in deferred financing costs. Due to the prepayment of the term loan, the related unamortized deferred financing costs which were being amortized over the initial three year term of the HSBC Credit Facility using the effective interest method were subsequently written off on an accelerated basis as of December 31, 2002. In December 2002, HSBC exercised 500,000 warrants and received 295,110 shares of common stock under a Cashless Exercise Ratio provision of the warrants. As of December 31, 2002, warrants to purchase 250,000 common shares remained outstanding with HSBC and were exercised in February 2003.

     In connection with the HSBC Credit Facility, the Company and Isaac Perlmutter entered into a Guaranty and Security Agreement ("Security Agreement"). Under the terms of the Guaranty, Mr. Perlmutter has guaranteed the payment of the Company's obligations under the HSBC Credit Facility in an amount equal to 25% of all principal obligations relating to the HSBC Credit Facility plus an amount, not to exceed $10.0 million, equal to the difference between the amount required to be in the cash reserve account maintained by the Company and the actual amount on deposit in such cash reserve account at the end of each fiscal quarter; provided that the aggregate amount guaranteed by Mr. Perlmutter will not exceed $30.0 million. Under the terms of the Security Agreement, Mr. Perlmutter has provided the creditors under the HSBC Credit Facility with a security interest in the following types of property, whether currently owned or subsequently acquired by him: all promissory notes, certificates of deposit, deposit accounts, checks and other instruments and all insurance or similar payments or any indemnity payable by reason of loss or damage to or otherwise with respect to any such property. This guaranty continues with the current HSBC revolving and letter of credit facilities.

     In consideration for the Security Agreement, the Company issued Mr. Perlmutter immediately exercisable warrants on November 30, 2001 to purchase 3,867,708 shares of the Company's common stock. These warrants have an exercise price of $3.11 and a life of five years. The aggregate value of the exercisable warrants was approximately $10.5 million and is included in the Consolidated Balance Sheet at December 31, 2001 as deferred financing costs. During February 2002, Mr. Perlmutter guaranteed approximately $4.4 million relating to the Company's corporate office lease agreement as well as certain letters of credit totaling approximately $0.2 million, which are included within his maximum guarantee of $30.0 million, for which the Company granted him warrants to purchase 735,601 shares of common stock at an exercise price of $3.11 and a life of five years. Based on the cumulative amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants were exercisable as of December 31, 2002. The fair value of the warrants was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.92; and expected life of five years. The aggregate value of the exercisable warrants of approximately $13.0 million was included in the Consolidated Balance Sheet starting in November 2001 as deferred financing costs. Due to the prepayment of the Company's term loan, all related deferred financing costs, have initially been amortized over the initial three year term of the HSBC Credit Facility using the effective interest method and were subsequently written off on an accelerated basis as of December 31, 2002.

6.   8% Cumulative  Convertible  Exchangeable  Preferred Stock and Stockholders'
     Equity

     Each share of the 8% Preferred Stock is convertible into 1.039 fully paid and non-assessable shares of common stock of the Company. On November 18, 2002, the Company completed an Exchange Offer whereby 17.6 million shares (85%) of its 8% Preferred Stock were tendered in exchange for 24.5 million shares of its common stock utilizing a 1.39 exchange rate. In connection with the Exchange Offer, the Company recorded a non-cash charge of approximately $55.3 million (representing the fair value of the additional common shares issued in the Exchange Offer) as a preferred dividend in the fourth quarter of 2002, in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt." The Company is required to redeem the remaining outstanding shares of 8% Preferred Stock on October 1, 2011 at $10.00 per share plus all accrued and unpaid dividends. The 8% Preferred Stock generally votes together with the common stock on all matters. The Company has the option to pay the dividend in cash or as additional 8% Preferred Stock. On March 31, June 30, September 30 and December 31, 2002, the Company issued 413,067, 400,538, 407,971 and 64,239 shares,

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

respectively, of 8% Preferred Stock in payment of dividends declared and payable to stockholders of record on those dates. Conversions of preferred shares into common shares totaled 1,024,282, and 18,805,122 during the years ended December 31, 2001 and 2002, respectively.

As of December 31, 2002, the Company had reserved shares of common stock for issuance as follows:


Conversion of 8% Preferred Stock .............................         3,404,329
Exercise of common stock purchase warrants ...................         4,853,309
Exercise of common stock options .............................        15,386,418
                                                                      ----------
Total ........................................................        23,644,056

7.   Stock Option Plans

     Under the terms of the  Company's  1998  Stock  Incentive  Plan (the  "1998
Plan"),   incentive   stock  options,   non-qualified   stock  options,   stock
appreciation rights, restricted stock, performance units and performance shares may be granted to officers, employees, consultants and directors of the Company and its subsidiaries. In November 1998, the Company authorized a maximum aggregate number of shares of common stock as to which options and rights may be granted under the Stock Incentive Plan of 6.0 million shares, including options described below, provided that the number of shares of common stock that may be the subject of awards granted to any individual during any calendar year may not exceed one million shares.

     In 2001, the Company determined that the number of shares remaining under the 1998 Plan was insufficient to continue to meet the Company's needs of attracting and retaining executive officers, directors and other key employees. The Company also determined that the limit on the number of shares of common stock that may be the subject of awards granted to an individual during a calendar year should also be increased to allow the Company to attract and retain individuals of exceptional talent and importance to the Company. As a result, on November 28, 2001, the Company adopted an amendment to the 1998 Plan increasing the number of shares of common stock that may be issued upon exercise of awards under the 1998 Plan by an additional 10.0 million shares and increasing the number of such shares that may be the subject of awards granted to any individual during any calendar year to four million shares.

     Information with respect to options under the stock option plans are as follows:

                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                                          Shares              Price
                                                         ---------         ---------
Outstanding at December 31, 1999 ..............          5,284,750         $   6.22
Canceled ......................................           (763,250)        $   6.13
Exercised .....................................            (64,750)        $   5.88
Granted .......................................            676,000         $   5.63
                                                         ---------         --------
Outstanding at December 31, 2000 ..............          5,132,750         $   6.21

Canceled ......................................         (1,035,209)        $   5.63
Exercised .....................................                 --         $     --
Granted .......................................          5,685,000         $   3.37
                                                         ---------         --------
Outstanding at December 31, 2001 ..............          9,782,541         $   4.61

Canceled ......................................           (284,208)        $   6.25
Exercised .....................................           (363,832)        $   4.69
Granted .......................................          1,709,001         $   7.35
                                                       ===========         ========
Outstanding at December 31, 2002 ..............         10,843,502         $   5.00
                                                       ===========         ========

     For the years ended December 31, 2000, 2001 and 2002, there were 2,598,167, 8,205,040 and 8,807,666 exercisable options with a weighted average exercise price of $6.18, $4.67 and $4.68, respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

     Stock options outstanding at December 31, 2002 are summarized as follows:

                                                 Weighted
                                                  Average         Weighted                            Weighted
                              Outstanding        Remaining        Average         Exercisable          Average
           Range of           Options at        Contractual       Exercise             at             Exercise
       Exercise Prices     December 31, 2002    Life-Years         Price       December 31, 2002        Price
       ---------------     -----------------    ----------        --------     -----------------      --------
        $2.38 - $3.27          1,471,501            8.41           $ 2.78          1,075,166            $ 2.88
        $3.62 - $5.00          4,496,667            5.28           $ 3.73          4,342,667            $ 3.70
        $5.59 - $8.30          4,875,334            7.22           $ 6.83          3,389,833            $ 6.50


     The weighted average fair value of options granted during 2000, 2001 and 2002 was $2.68, $2.46 and $4.96, respectively.

     Options granted in 1998 under the 1998 Plan vest generally in four equal installments beginning with the date of the grant. Options granted subsequent to 1998, vest generally in three equal installments beginning 12 months after the date of grant. At December 31, 2002, 4,542,916 shares were available for future grants of options and rights. At December 31, 2002, the weighted average remaining contractual life of the options outstanding is 6.58 years.

     On November 30 2001, the Company entered into a six year employment agreement with Mr. Perlmutter. The agreement, among other things provides for a minimal salary and six year options to purchase 3,950,000 common shares at a price of $3.62 per share. The options may be exercised at any time. Shares obtained under the options are restricted shares until they fully vest. The vesting period for the shares is one third on the fourth, fifth and sixth anniversary of the agreement. At December 31, 2002, these options were not exercised in whole or in part.

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

     During the year ended December 31, 2000, the Company's largest three customers accounted for approximately 19%, 11% and 6% of total net sales. During the year ended December 31, 2001, the Company's largest three customers accounted for approximately 9%, 9 % and 4% of total net sales. During the year ended December 31, 2002, the Company's largest three customers accounted for approximately 15%, 9% and 4% of total net sales.

     The Company's Hong Kong wholly-owned subsidiary supervises the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit. During the years ended December 31, 2000, 2001, and 2002 international sales were approximately 28%, 23%, and 23%, respectively, of total net toy sales. During the years ended December 31, 2000, 2001, and 2002 the Hong Kong operations reported operating income (loss) of approximately $7,198,000, $519,000 and ($28,000) and income before income taxes of approximately $7,410,000, $888,000, and $3,000, respectively. At December 31, 2001 and 2002, the Company had assets in Hong Kong of approximately $1,602,000 and $5,480,000, respectively excluding amounts due from the Company. The Hong Kong subsidiary represented approximately $45,022,000 and $45,024,000, respectively, of the Company's consolidated retained earnings during the years ended December 31, 2001 and 2002.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

9.   Restructuring of Toy Biz Operations

     During 2001, the Company entered into a license agreement with TBW covering the manufacture and sale of toy action figures and accessories of all Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW opted to use the Toy Biz name for marketing purposes, but Marvel has neither an ownership in TBW nor any financial obligations or guarantees related to TBW. The license agreement has a term of five and one-half years and included the payment to Marvel of an advanced royalty of approximately $20.0 million. In addition, the Company and TBW have entered into other agreements which require Marvel to provide TBW with certain administrative and management support for which TBW reimburses Marvel. For the six months ended December 31, 2001 and the year ended December 31, 2002, the Company was reimbursed approximately $1.7 million and $8.2 million, respectively, for administrative and management support. As of December 31, 2002, the Company had recognized the total $20.0 million minimum guaranteed royalty into revenue. The Company will receive cash payments for the future royalties, as earned, under this agreement.

     During 2001, the Company sold the rights and inventory to a FCC approved toy component to a company controlled by TBW for $3.5 million.

     During 2001, the Company entered into a license agreement to manufacture and distribute a line of toys based on the Lord of the Rings' characters. This agreement requires minimum royalty payments to New Line Cinema over the three year term of $15.0 million, $10.0 million of which has been paid as of December 31, 2002. Through December 31, 2002, the Company has recognized $11.9 million, classified as selling, general and administrative expenses, associated with this license agreement. Under the present agreement, the Company may continue to sell Lord of the Rings toys through December 31, 2004.

     In addition to toys related to Spider-Man: The Movie characters, the Company continues to distribute toys based on characters from the Lord of the Rings. These operations are not affected by the license and other arrangements with TBW.

10.   Income Taxes

     Income tax expense is summarized as follows:

                                                Years Ended December 31,
                                              2000         2001            2002
                                           ---------     --------        -------
                                                    (in thousands)
Current:
     Federal ......................            $--            $--            $--
     State ........................            431            384            590
     Foreign ......................          1,698            263            405
                                           -------        -------        -------
                                             2,129            647            995
                                           -------        -------        -------
Deferred:
     Federal ......................            642             --         10,907
     State ........................            156             --             --
                                           -------        -------        -------
                                               798             --         10,907
                                           -------        -------        -------
Income tax expense ................        $ 2,927        $   647        $11,902
                                           =======        =======        =======

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

     The differences between the statutory Federal income tax rate and the effective tax rate are attributable to the following:

                                                               Years Ended December 31,
                                                                2000    2001    2002
                                                               -----    ----    -----
Federal income tax provision computed at the statutory rate   (35.0)% (35.0)%   35.0%
State taxes, net of Federal income tax effect .............     0.4%    1.0%     0.6%
Non-deductible amortization ...............................     9.2%   31.5%      --
Foreign taxes .............................................     1.5%    1.0%     1.0%
Purchase accounting .......................................    27.6%    4.5%    (5.6)%
Other .....................................................    (0.3)%  (0.5)%   (0.2)%
                                                               -----   -----    -----
Total provision for income taxes ..........................     3.4%    2.5%    30.8%
                                                               =====   =====    =====

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

                                                              December 31,
                                                            2001       2002
                                                            (in thousands)
Deferred tax assets:
     Accounts receivable .........................     $   5,599      $   6,208
     Inventories .................................         2,973          4,085
     Sales returns reserves ......................         2,443          2,169
     Employment reserves .........................         4,073          4,100
     Restructuring and other reserves ............         2,866          5,527
     Reserve related to investments ..............         4,293          4,902
     Net operating loss carryforwards ............        75,928         78,399
     Tax credit carryforwards ....................         3,145          1,776
     Other .......................................           222             79
                                                       ---------      ---------
     Gross deferred tax assets ...................       101,542        107,245
     Less valuation allowance ....................       (92,851)       (96,737)
                                                       ---------      ---------
     Net deferred tax assets .....................         8,691         10,508
                                                       ---------      ---------
Deferred tax liabilities:
     Depreciation and amortization ...............         3,620            830
     Licensing, net ..............................         5,071          9,678
                                                       ---------      ---------
     Gross deferred tax liabilities ..............         8,691         10,508
                                                       ---------      ---------
     Net deferred tax asset (liability) ..........           $--            $--
                                                       =========      =========

     During 2001 and 2002, the Company recorded a valuation allowance against its deferred tax assets as it was not assured that such assets would be realized in the future. During 2001 and 2002, the Company recorded deferred income tax provisions of approximately $10,671,000 and $7,905,000, reducing goodwill, related to pre-acquisition net operating losses. The valuation allowance at December 31, 2002 includes $25.1 million which, if realized, will be accounted for as a reduction of goodwill. The valuation allowance was approximately $67,119,000 and $106,594,000 at December 31, 1999 and 2000, respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

     At December 31, 2002, the Company has Federal net operating loss carryforwards of approximately $132.0 million, which are scheduled to expire in the years 2017 through 2020. Of the total Federal loss carryforwards, approximately $39.8 million is subject to a Section 382 limitation. Additionally, the Company has various state and local net operating loss carryforwards of approximately $365.4 million, which will expire in various jurisdictions in years 2005 through 2021. The state and local loss carryforwards are also generally subject to the Section 382 limitation. As of December 31, 2002, no value has been ascribed in the accompanying financial statements for either the Federal or state and local net operating loss carryforwards.

11. Quarterly Financial Data (Unaudited)


     Summarized quarterly financial information for the years ended December 31, 2001 and 2002 is as follows:

                                ------------------------2001----------------- -------------------2002--------------------
    Quarter Ended               March 31    June30  September 30 December 31  March 31* June 30 September 30 December 31**
    -------------               --------    ------  ------------ -----------  --------  ------- ------------ ------------
                                                                        (in thousands, except per share data)
Net sales ....................  $ 42,672   $ 45,932   $ 43,026   $ 49,594   $ 57,222   $ 70,939  $ 84,378   $ 86,507
Gross profit .................    18,349     23,529     19,838     30,799     28,418     36,680    43,278     48,567
(Loss) income before
extraordinary gain and
cumulative effect of
change in accounting principle    (8,687)    (7,404)   (14,749)     3,367        760      8,381    10,636      6,997
Extraordinary gain ...........        --         --     13,645     19,093         --         --        --         --
Cumulative effect of
change in accounting principle        --         --         --         --      4,561         --      (175)      (222)
Net (loss) income ............    (8,687)    (7,404)    (1,104)    22,460     (3,801)     8,381    10,811      7,219
Preferred dividend requirement     3,968      3,983      4,006      4,077      4,131      4,005     4,080     55,916
Net (loss) income attributable
to common stock ..............   (12,655)   (11,387)    (5,110)    18,383     (7,932)     4,376     6,731    (48,697)
Dilutive net (loss) income
per common share before
extraordinary gain and
cumulative effect of change
in accounting principle ......  $ ( 0.37)  $  (0.33)  $ ( 0.54)  $  (0.02)  $  (0.23)  $   0.10  $   0.17   $  (1.03)


     * Quarterly financial data for the quarter ended March 31, 2002 reflects the adoption of SFAS 142 as a cumulative effect of change in accounting principle of $4.6 million.

**Quarterly financial data for the quarter ended December 31, 2002 reflects approximately $9.2 million in amortization of non-cash bank loan costs and senior note offering costs (see Note 5), an inventory write-down of $2.2 million related to the shutdown of its Spectra Star product line, $4.8 million related to the accelerated write-off of prepaid royalties related to the Lord of the Rings toy license, and approximately $4.4 million for estimated settlement values associated with litigation matters (see Note 13).

     The quarterly period ended December 31, 2001 includes the reversal of $3,474,000 of Administration Expense Claims Payable no longer required and a gross profit effect of $1,713,000 related to inventory reserves provided in a previous year.

     The loss per common share computation for each quarter and year are separate calculations. Accordingly, the sum of the quarterly (loss) income per common share amounts may not equal the loss per common share for the year.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

12.   Related Party Transactions

     An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, a major stockholder, acts as the Company's media consultant in placing the Company's advertising and receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 2000, 2001, and 2002, the Company paid fees and commissions to the affiliate totaling approximately $966,000, $159,000, and, $102,000, respectively, relating to such advertisements.

     Avi Arad is an officer, member of the Board of Directors, and stockholder. The Company incurred royalty expense due to Mr. Arad for toys he invented or designed of approximately $1,551,000, $866,000 and $684,000 during the years ended December 31, 2000, 2001, and 2002, respectively. An affiliate of the Company, which is wholly-owned by Mr. Arad, provides production services in connection with the Company's animated television series. During the years ended December 31, 2000, 2001 and 2002, the Company paid production fees to this affiliate of approximately $20,000, $180,000 and $300,000, respectively. At December 31, 2001 and 2002, the Company had an obligation to Mr. Arad of approximately $182,000 and $171,000, respectively, for unpaid royalties as well as an obligation of approximately $120,000 and $90,000, respectively, for production fees.

     The Company shares office space and certain general and administrative costs with affiliated entities. Rent allocated to affiliates for the years ended December 31, 2000, 2001 and 2002 was approximately $67,000, $80,000 and $83,000, respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

     The Company paid producer fees in regards to its television series to a Company wholly owned by an officer and employee of approximately $155,000, $168,000 and $202,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

     During 2001, the Company reimbursed Mr. Perlmutter for $7,927 in legal fees
in  connection  with  the  Security  Agreement   disclosed  in  Note  5  to  the
Consolidated Financial Statements.

13.  Commitments and Contingencies

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commenced on or about April 1, 2001 and terminates on July 31, 2006. At December 31, 2002, approximately $4.4 million of lease payments are being guaranteed by Mr. Perlmutter (See Note 5 to the Consolidated Financial Statements for further details.) Rent expense amounted to approximately $2,382,000, $3,439,000 and $3,173,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

The following table sets forth the Company's Contractual Cash Obligations as of December 31, 2002:

   Contractual
 Cash Obligations                Payments Due By Period
------------------      --------------------------------------------------------
                                        Less than                         After
(Amounts in thousands)       Total       1 Year   1-3 Years  4-5 Years  5 Years
---------------------   ------------   --------   ---------  ---------  --------
Long Term Debt              $150,962      $  --      $  --       $ --   $150,962
Operating Leases              13,739      3,383      6,810      2,556        990
                            --------   --------   --------   --------   --------
Total Contractual
Cash Obligations            $164,701   $  3,383   $  6,810   $  2,556   $151,952
                            ========   ========   ========   ========   ========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

     The Company is a party to a lease agreement for a public warehouse in Fife, Washington . The lease payments associated with this warehouse, which are estimated to average between $72,000 and $120,000 per year, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.

     The Company has a contractual obligation under a studio agreement to spend approximately $1.5 million and $1.0 million in advertising for the 2002/2003 and 2003/2004 broadcast year, respectively.


The following table sets forth the Company's Other Commercial Commitments as of December 31, 2002:

------------------------        ------------------------------------------------
 Other Commercial                                    Amount of Commitment
   Commitments                   Total              Expiration Per Period
------------------------        ------  ----------------------------------------
                                        Less than                        Over
(Amounts in thousands)                   1 Year  1-3 Years 4-5 Years  5 Years
------------------------                -------- --------- ---------  --------
Standby Letters of Credit       $8,894   $  250   $8,644    $  --      $   --
                                ------  -------- --------- ---------  --------


     The Company is obligated to make payments under various royalty agreements of approximately $5,296,000 and $35,000 during the years ending December 31, 2003 and 2004, respectively.

     The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such businesses.

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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Court's decision and the hearing on the appeal was held in June 2002. On November 7, 2002, the United States Court of Appeals for the Second Circuit reversed the decision of the United States
District Court for the Southern District of New York, which had granted the Company's motion for summary judgment and remanded the action to the District Court for trial. A non-jury trial is scheduled to begin on July 16, 2003.

     X-Men Litigation. In April 2001, Twentieth Century Fox Film Corporation ("Fox") sued Marvel, Tribune Entertainment Co., Fireworks Communications, Inc. and Fireworks Television (US), Inc. in the United States District Court, Southern District of New York, seeking an injunction and damages for alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortious interference with a contract arising from the Mutant X television show being produced by Tribune and Fireworks under license from Marvel which was released in the fall of 2001. On the same day Fox filed the foregoing suit, Marvel commenced an action against Fox in the same court seeking a declaratory judgment that the license of the Mutant X title and certain Marvel characters did not breach the 1993 X-Men movie license with Fox. Both suits were

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

consolidated. The case was settled in February 2003. The settlement included an extension of time during which Fox may exploit its rights in the "X-Men", "Daredevil", and "Fantastic Four" properties. Additionally, the settlement expanded the relationship between Fox and Marvel whereby the parties will negotiate up to three new film and television deals for additional Marvel properties during the next two years.

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed an appeal. The Company entered into negotiations and settled the case in early 2003 at an amount not in excess of the amount provided for in the accompanying consolidated financial statements.

     Brian Hibbs, d/b/a/ Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends vigorously to defend against the claims made in this action on their merits.

     Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced his previously threatened action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 employment agreement. Mr. Lee claims the right to a 10% profit participation in connection with the Spider-Man movie and other film and television productions that utilize Marvel characters. Pursuant to the terms of the Employment Agreement, the Company is currently paying Mr. Lee a salary of $1.0 million per year and believes that Mr. Lee's claim is without merit. Marvel has answered the complaint and denied all of its material allegations.

     Adminstration Expense Claims Litigation. While the Company has settled substantially all Administration Expense Claims, litigation brought by the Company to contest some of those claims is still pending. The Company estimates that it may be required to pay approximately $1.3 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. At December 31, 2002, the Company had reserves (established in 1998) of $1.3 million for this purpose.

     General. In 2002, the Company provided reserves of approximately $4.4 million for estimated settlement amounts associated with certain litigation matters.

14.  Benefits Plans

     The Company has a 401(k) Plan covering substantially all of its employees. In addition, in connection with the 1999 sale of a subsidiary, the Company retained certain liabilities related to a defined benefit pension plan for certain of such subsidiaries employees. In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Assuming a discount rate of 7.00% and an expected rate of return of 9.00%, the accumulated benefit obligation is approximately $18.7 million (approximately $18.2 million as of December 31, 2001) of which approximately $4.5 million (approximately $3.3 million as of December 31, 2001) is unfunded at December 31, 2002. Given the current market conditions, the Company has lowered the future discount rate to 6.75% and the expected rate of return to 8.00% for the 2003 fiscal period. This amount is recorded as a component of accumulated other comprehensive loss and is being amortized over

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

the estimated remaining lives of the participants. Plan expenses for the years ended December 31, 2000, 2001 and 2002 were not significant.

15.  Segment Information

     Following the Company's acquisition of MEG, the Company realigned its businesses into three segments: Toy Merchandising and Distribution, Publishing and Licensing Segments.

Toy Merchandising and Distribution Segment

     The toy merchandising and distribution segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star product line (which is presently scheduled to be closed mid-2003) designed, produced & sells kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $11.6 million for the year ended December 31, 2002. Its total assets of approximately $11.5 million consist principally of inventory, land and buildings.

Publishing Segment

     The publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 4,700 Marvel Characters. The Company's titles feature classic Marvel Super Heroes, Spider-Man, X-Men, the Incredible Hulk, Daredevil, newly developed Marvel Characters and characters created by other entities and licensed to the Company.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

Licensing Segment

     The licensing segment relates to the licensing of or joint ventures involving the Marvel Characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties; in a variety of media, including feature films, television programs, and destination-based entertainment (e.g., theme parks); and for promotional use.


                                                                   Toys       Publishing     Licensing       Corporate       Legal
                                                                  -------     ----------     ---------       ---------       ------
                                                                                                    (in thousands)
Year  ended December 31, 2000
Net sales ................................................     $ 167,309      $  45,183     $  19,159             --      $ 231,651
Gross profit .............................................        61,651         22,857        18,612             --        103,120
Operating (loss) income ..................................       (45,296)         9,099       (15,485)        (7,571)       (59,253)

Total capital expenditures ...............................        15,038             41             5             --         15,084

Identifiable assets for continuing operations ............     $ 109,939      $  76,808     $ 367,210           $  -      $ 553,957
Total identifiable assets ................................     $ 109,939      $  76,808     $ 367,210           $  -      $ 553,957

                                                                   Toys       Publishing     Licensing       Corporate       Legal
                                                                  -------     ----------     ---------       ---------       ------
                                                                                                    (in thousands)
Year  ended December 31, 2001
Net sales .................................................     $  91,708      $  49,504     $  40,012            --      $ 181,224
Gross profit ..............................................        26,932         25,577        40,006            --         92,515
Pre-acquisition litigation charge .........................            --             --            --        (3,000)        (3,000)
Operating (loss) income ...................................        (5,807)        14,453         5,168       (12,521)         1,293

Total capital expenditures ................................         7,201             30            14            --          7,245

Identifiable assets for continuing operations .............     $  90,856      $  74,213     $ 352,501          $  -      $ 517,570
Total identifiable assets .................................     $  90,856      $  74,213     $ 352,501          $  -      $ 517,570


                                                                   Toys       Publishing     Licensing       Corporate       Legal
                                                                  -------     ----------     ---------       ---------       ------
                                                                                                    (in thousands)
Year  ended December 31, 2002
Net sales ..............................................       $154,983       $ 64,501       $ 79,562             --        $299,046
Gross profit ...........................................         48,788         33,060         75,095             --         156,943
Operating income (loss) ................................          8,857         19,495         69,294        (17,303)         80,343

Total capital expenditures .............................          2,973             22             --             --           2,995

Identifiable assets for continuing operations ..........       $ 44,147       $ 75,637       $397,735           $  -        $517,519
Total identifiable assets ..............................       $ 44,147       $ 75,637       $397,735           $  -        $517,519


                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

16.  Supplemental Financial Information

     The following represents the supplemental consolidating financial statements of Marvel Enterprises, Inc., which is the issuer of the Senior Notes, and its wholly-owned subsidiaries that guarantee the Senior Notes and the non-guarantor subsidiaries as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002.

                                             Issuer And      Non-
                                             Guarantors    Guarantors     Total
                                             ----------    ----------    -------
                                                        (in thousands)
For The Year Ended December 31, 2000
Net sales ...............................   $ 181,554    $  50,097    $ 231,651
Gross profit ............................      84,244       18,876      103,120
Operating (loss) income .................     (67,115)       7,862      (59,253)
Net (loss) income .......................     (96,655)       6,797      (89,858)

For The Year Ended December 31, 2001
Net sales ...............................   $ 157,893    $  23,331    $ 181,224
Gross profit ............................      85,339        7,176       92,515
Operating income ........................         242        1,051        1,293
Net income ..............................       3,592        1,673        5,265

For The Year Ended December 31, 2002
Net sales ...............................   $ 261,154    $  37,892    $ 299,046
Gross profit ............................     148,778        8,165      156,943
Operating income ........................      80,324           19       80,343
Net income (loss) .......................      22,688          (78)      22,610


                                     Issuer
                                      And        Non-        Inter-
                                   Guarantors  Guarantors    Company     Total
                                   ----------  ----------  ---------   ---------
December 31, 2001
Current assets ...................  $  98,481  $   1,746   $     ---   $ 100,227
Non-current assets ...............    414,772     41,019     (38,448)    417,343
                                    ---------  ---------   ---------   ---------
Total assets .....................  $ 513,253  $  42,765   $ (38,448)  $ 517,570
                                    =========  =========   =========   =========
Current liabilities ..............    105,033  $   3,652   $ (38,448)     70,237
Non-current liabilities ..........    197,400         --          --     197,400
8% Preferred Stock ...............    207,975         --          --     207,975
Stockholders' equity .............      2,845     39,113          --      41,958
                                    ---------  ---------   ---------   ---------
                                    $ 513,253  $  42,765   $ (38,448)  $ 517,570
                                    =========  =========   =========   =========

December 31, 2002
Current assets ...................  $ 116,169  $   6,446      $  ---   $ 122,615
Non-current assets ...............    392,857     38,945     (36,898)    394,904
                                    ---------  ---------   ---------   ---------
Total assets .....................  $ 509,026  $  45,391   $ (36,898)  $ 517,519
                                    =========  =========   =========   =========
Current liabilities ..............  $ 120,551  $   6,358   $ (36,898)  $  90,011
Non-current liabilities ..........    151,859         --          --     151,859
8% Preferred Stock ...............     32,780         --          --      32,780
Stockholders' equity .............    203,836     39,033          --     242,869
                                    ---------  ----------  ---------   ---------
                                    $ 509,026  $  45,391   $ (36,898)  $ 517,519
                                    =========  =========   =========   =========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2002

                                                                     Issuer
                                                                       and        Non-
                                                                    Guarantors  Guarantors  Total
                                                                    ----------  ----------  -----
                                                                            (in thousands)

Year Ended December 31, 2000
Cash flows from operating activities:
Net (loss) income ................................................  $(96,154)  $  6,296   $(89,858)
                                                                    ========   ========   ========
     Net cash used in operating activities .......................   (22,599)    (1,630)   (24,229)
     Net cash used in investing activities .......................   (18,647)       (21)   (18,668)
     Net cash provided by financing activities ...................       886         --        886
                                                                    --------   --------   --------
Net decrease in cash .............................................   (40,360)    (1,651)   (42,011)
Cash, at beginning of year .......................................    62,651      2,163     64,814
                                                                    --------   --------   --------
Cash, at end of year .............................................  $ 22,291   $    512   $ 22,803
                                                                    ========   ========   ========

Year Ended December 31, 2001
Cash flows from operating activities:
Net income .......................................................  $  3,872   $  1,393   $  5,265
                                                                    ========   ========   ========
     Net cash provided by operating activities ...................     8,181        632      8,813
     Net cash used in investing activities .......................    (8,896)       (15)    (8,911)
     Net cash used in financing activities .......................    (1,114)        --     (1,114)
                                                                    --------   --------   --------
Net (decrease) increase in cash ..................................    (1,829)       617     (1,212)
Cash, at beginning of year .......................................    22,291        512     22,803
                                                                    --------   --------   --------
Cash, at end of year .............................................  $ 20,462   $  1,129   $ 21,591
                                                                    ========   ========   ========

Year Ended December 31, 2002
Cash flows from operating activities:
Net income .......................................................  $ 22,688   $    (78)  $ 22,610
                                                                    ========   ========   ========
     Net cash provided by operating activities ...................    71,924      3,062     74,986
     Net cash used in investing activities .......................    (7,398)        --     (7,398)
     Net cash used in financing activities .......................   (35,489)        --    (35,489)
                                                                    --------   --------   --------
Net increase in cash .............................................    29,037      3,062     32,099
Cash, at beginning of year .......................................    20,462      1,129     21,591
                                                                    --------   --------   --------
Cash, at end of year .............................................  $ 49,499   $  4,191   $ 53,690
                                                                    ========   ========   ========

17.     Subsequent Event (Unaudited)

     In March 2003, the Company was enabled to elect, and did elect, to convert all outstanding shares of 8% Preferred Stock into an aggregate of approximately
3.5 million shares of the Company's common stock.

                            MARVEL ENTERPRISES, INC.


                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                                          Balance         Charged to Sales     Charged to                   Balance
                                                        At Beginning        or Costs and          Other                     at End
                                                         of Period            Expenses          Accounts     Deductions    of Period
                                                        -----------      ----------------      ----------    ----------    ---------
        Description                                                                                            (5)
--------------------------------                                           (in thousands)
Year Ended December 31, 2000
Allowances included in Accounts
   Receivable. Net:
Doubtful accounts--current .........................         $ 3,951         $    899(3)          --         $   308         $ 4,542
Doubtful accounts--non-current .....................         $   980         $   (980)(2)         --              --              --
Advertising, markdowns, returns,
   volume discounts and other ......................         $24,561         $ 32,779(1)          --         $37,947         $19,393

Year Ended December 31, 2001
Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current .........................         $ 4,542         $  3,470(4)          --         $ 2,737         $ 5,275
Doubtful accounts--non-current .....................              --               --             --              --              --
Advertising, markdowns, returns,
   volume discounts, and other .....................         $19,393         $ 15,037(1)          --         $22,592         $11,838

Year Ended December 31, 2002
Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current .........................         $ 5,275         $  3,335(2)          --         $ 1,151         $ 7,459
Doubtful accounts--non-current .....................              --               --             --              --              --
Advertising, markdowns, returns,
   volume discounts and other ......................         $11,838         $ 15,718(1)          --         $15,600         $11,956


(1) Charged to sales.
(2) Charged to costs and expenses.
(3) $962 charged to costs and expenses and $(63) charged to sales.
(4) $3,693 charged to costs and expenses and $(223) charged to sales.
(5) Allowances utilized and/or paid.