Form 10-K/A
period 2002-12-31
MARVEL ENTERPRISES INC
filed 2003-03-21
CIK 933730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)
(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR
   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

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

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

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

                                EXPLANATORY NOTE

      This Amendment on Form 10-K/A is being filed solely to replace the certifications of our President and Chief Executive Officer and Chief Financial Officer filed as Exhibits 99.1 and 99.2 respectively. The date and signature lines on the certifications were inadvertently left blank in the original filing. All other information contained in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002 remains unchanged.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)     Documents Filed with this Report

          1.   Financial Statements
          See the Index to Financial Statements and Financial Statement Schedule on page F-1 in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 21, 2003.


          2.   Financial Statement Schedule
          See the Index to Financial Statements and Financial Statement Schedule on page F-1 in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 21, 2003.

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

10.11 Sublease, dated as of June 9, 2000 between HSBC Bank USA and the Company, as amended by First Amendment to Sublease dated December 1, 2000. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.12 Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Company. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.13 Separation Agreement made on July 16, 1999 by and between Eric Ellenbogen and the Company. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.14 Employment Agreement between the Company and F. Peter Cuneo, dated as of July 19, 1999. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.15 Amendment to Employment Agreement, dated as of December 2, 2002, by and between the Company and F. Peter Cuneo.* ++

10.16 Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.17 Amendment to Employment Agreement with Avi Arad dated January 2001. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)*

10.18 Employment Agreement by and between the Company and Alan Fine, dated as of August 13, 2001.* ++

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

10.22 Employment Agreement, dated as of October 29, 1999, between the Company and Allen S. Lipson. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.23 Amendment No. 1 to Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S. Lipson.* ++

10.24 Amended and Restated Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S. Lipson.* ++

10.25 Employment Agreement, dated as of January 26, 2000, between the Company and Bill Jemas. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.26 Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.27 Employment Agreement, dated as of May 28, 2002, by and between the Company and Kenneth P. West.* ++

10.28 Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

10.29 1998 Stock Incentive Plan. (Incorporated by reference to Annex A of the Company's Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on December 30,1998.)*

10.30 Amendment No. 1 to the 1998 Stock Incentive Plan. (Incorporated by reference to Appendix D of the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on January 3, 2003.)*

10.31 Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001).

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

21    Subsidiaries of the Registrant. ++

23.1  Consent of Independent Auditors. ++

23.2  Consent of Independent Auditors. ++

23.3  Consent of Independent Auditors. ++

24    Power of attorney. ++

99.1  Certification  by Chief  Executive  Officer  pursuant to  Sarbanes-Oxley
      Act.+

99.2  Certification  by Chief  Financial  Officer  pursuant to  Sarbanes-Oxley
      Act.+

*Management contract or compensatory plan or arrangement.

+   Filed herewith.

++ Previously filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 21, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARVEL ENTERPRISES, INC.

                                    By: /s/
                                       --------------------------------
                                           Allen S. Lipson
                                           President and Chief Executive Officer
                                           Date: March 21, 2003


Signature                              Title                                  Date
---------                              -----                                  ----

/s/                 President and Chief Executive Officer                  March 21, 2003
------------        (principal executive officer)
Allen S. Lipson

      *             Chief Financial Officer                                March 21, 2003
-------------       (principal financial and accounting officer)
Kenneth P. West

      *             Chairman of the Board of Directors                     March 21, 2003
------------
Morton E. Handel

      *             Director, Vice Chairman of the Board of Directors      March 21, 2003
------------
Isaac Perlmutter

      *             Director                                               March 21, 2003
------------
F. Peter Cuneo

      *             Director                                               March 21, 2003
------------
Avi Arad

      *             Director                                               March 21, 2003
------------
Sid Ganis

      *             Director                                               March 21, 2003
------------
Richard Solar

      *             Director                                               March 21, 2003
------------
James F. Halpin

      *             Director                                               March 21, 2003
------------
Lawrence Mittman


*By: /s/
    --------------------
      Allen S. Lipson
      Attorney-in-Fact

                                  CERTIFICATION
                                  -------------


I, Allen S. Lipson, president and chief executive officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K, of Marvel Enterprises, Inc.;

2. Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report, as amended;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report, as amended, is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report, as amended (the "Evaluation Date"); and

     c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the original annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003
                                   /s/
                                  --------------------------------
                                  Allen S. Lipson
                                  President and Chief Executive Officer
                                  (principal executive officer)

                                  CERTIFICATION
                                  -------------


I, Kenneth P. West, chief financial officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Marvel Enterprises, Inc.;

2. Based on my knowledge, this annual report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report, as amended;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report, as amended (the "Evaluation Date"); and

     c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the original annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003

                                   /s/
                                  --------------------------------
                                  Kenneth P. West
                                  Chief Financial Officer
                                  (principal financial officer)

                                                                    Exhibit 99.1


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report on Form 10-K of Marvel Enterprises, Inc. (the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 21, 2003 (the "Report"), I, Allen S. Lipson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  /s/
                                  --------------------------------
                                  Allen S. Lipson
                                  President and Chief Executive Officer
                                  March 20, 2003

                                                                    Exhibit 99.2


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report on Form 10-K of Marvel Enterprises, Inc. (the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 21, 2003 (the "Report"), I, Kenneth P. West, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   /s/
                                  --------------------------------
                                  Kenneth P. West
                                  Chief Financial Officer
                                  March 20, 2003