Form 10-Q
period 2003-03-31
MARVEL ENTERPRISES INC
filed 2003-05-15
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________

Commission file number 1-13638


                            MARVEL ENTERPRISES, INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

       Delaware                                                      13-3711775
_______________________________________________________________________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



10 East 40th Street, New York, NY                               10016
_______________________________________________________________________________
(Address of principal executive offices)                              (Zip Code)

                                  212-576-4000
________________________________________________________________________________
              (Registrant's telephone number, including area code)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]    No [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]    No [_]

At May 9, 2003, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 65,611,610 shares of Common Stock.



                                    TABLE OF CONTENTS

                                                                                                       Page
PART I .   FINANC1AL INFORMATION ...................................................................    1

         Item 1.  Financial Statements (unaudited) .................................................    1

                  Consolidated Balance Sheets as of March 31, 2003 and
                  December 31, 2002.................................................................    2

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the Three Months Ended March 31, 2003 and 2002................................    3

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2003 and 2002...........................................................    4

                  Notes to Consolidated Financial Statements........................................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................   14

                  General...........................................................................   14

                  Results of Operations.............................................................   15

                  Liquidity and Capital Resources...................................................   16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................   18

         Item 4.  Controls and Procedures...........................................................   19

PART II. OTHER INFORMATION..........................................................................   20

         Item 1.  Legal Proceedings.................................................................   21

         Item 6.  Exhibits and Reports on Form 8-K..................................................   22

SIGNATURES..........................................................................................   23

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002............................   24


                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            MARVEL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                           March 31,    December 31,
                                                             2003          2002
ASSETS                                                          (unaudited)
Current assets:
 Cash and cash equivalents ...........................   $  84,734    $  53,690
 Accounts receivable, net ............................      42,500       43,420
 Inventories, net ....................................      11,283       16,036
 Distribution receivable from joint venture, net......       1,679        2,102
 Deferred financing costs ............................         667          667
 Prepaid expenses and other current assets ...........       5,813        6,700
                                                         ---------    ---------
     Total current assets ............................     146,676      122,615

Molds, tools and equipment, net ......................       6,474        6,997
Product and package design costs, net ................       1,112          859
Goodwill, net ........................................     359,070      365,604
Intangibles, net .....................................         570          649
Accounts receivable, non current portion .............      19,294       17,284
Deferred financing costs .............................       3,279        3,446
Other assets .........................................          64           65
                                                         ---------    ---------
     Total assets ....................................   $ 536,539    $ 517,519
                                                         =========    =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ....................................   $   4,010    $  11,607
 Accrued expenses and other current liabilities ......      46,723       48,371
 Administration expense claims payable ...............       1,273        1,303
 Unsecured creditors payable .........................       3,042        3,034
 Deferred revenue ....................................       9,670       25,696
                                                         ---------    ---------
     Total current liabilities .......................      64,718       90,011
                                                         ---------    ---------

 Senior notes ........................................     150,962      150,962
 Accrued rent ........................................         851          897
                                                         ---------    ---------
     Total liabilities ...............................     216,531      241,870
                                                         ---------    ---------

Redeemable cumulative convertible
         exchangeable preferred stock ................          --       32,780
                                                         ---------    ---------

Stockholders' equity
 Common stock ........................................         725          685
 Additional paid-in capital ..........................     522,112      486,106
 Accumulated deficit .................................    (167,361)    (208,419)
 Accumulated other comprehensive loss ................      (2,513)      (2,548)
                                                         ---------    ---------
     Total stockholders' equity before treasury stock      352,963      275,824
Treasury stock .......................................     (32,955)     (32,955)
                                                         ---------    ---------
     Total stockholders' equity ......................     320,008      242,869
                                                         ---------    ---------

     Total liabilities, redeemable convertible
       preferred stock and stockholders' equity ......   $ 536,539    $ 517,519
                                                         =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)
                                   (unaudited)

                                                                       Three Months
                                                                      Ended March 31,
                                                                     2003        2002
Net sales ......................................................   $ 87,377   $ 57,222
Cost of sales ..................................................     20,284     28,804
                                                                   --------   --------
Gross profit ...................................................     67,093     28,418
Operating expenses:
     Selling, general and administrative .......................     16,359     18,111
     Depreciation and amortization .............................        843      1,031
                                                                   --------   --------
     Total operating expenses ..................................     17,202     19,142
Equity in net income of joint venture ..........................      4,824         --
                                                                   --------   --------
Operating income ...............................................     54,715      9,276
Interest expense, net ..........................................      4,258      7,893
                                                                   --------   --------
Income before income taxes .....................................     50,457      1,383
Income tax expense .............................................      8,236        623
                                                                   --------   --------
Income  before cumulative effect of change in
accounting principle ...........................................     42,221        760
Cumulative effect of change in accounting principle,
net of income tax benefit of $2.6 million ......................         --      4,561
                                                                   --------   --------
Net income (loss) ..............................................     42,221     (3,801)
Less: preferred dividend requirement ...........................      1,163      4,131
                                                                   --------   --------
Net income (loss) attributable to common stock .................   $ 41,058   $ (7,932)
                                                                   ========   ========
Basic earnings (loss) per share before cumulative
effect of change in accounting principle .......................   $   0.67   $  (0.10)
Cumulative effect of change in accounting principle ...........         --       (0.13)
                                                                   --------   --------
Basic earnings (loss) per share attributable to common stock ...   $   0.67   $  (0.23)
                                                                   ========   ========
Weighted average number of basic shares outstanding ............     61,471     34,406
                                                                   ========   ========
Diluted earnings (loss) per share before cumulative effect of
change in accounting principle .................................   $   0.57   $  (0.10)
Cumulative effect of change in accounting principle ............         --      (0.13)
                                                                   --------   --------
Diluted earnings (loss) per share attributable to common stock .   $   0.57   $  (0.23)
                                                                   ========   ========
Weighted average number of diluted shares outstanding ..........     74,260     34,406
                                                                   ========   ========
Comprehensive income (loss)
   Net income (loss) ...........................................   $ 42,221   $ (3,801)
   Other comprehensive income ..................................         35        164
                                                                   --------   --------
   Comprehensive income (loss) .................................   $ 42,256   $ (3,637)
                                                                   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                          Three Months
                                                                         Ended March 31,
                                                                        2003        2002
  Cash flows from operating activities:
   Net income (loss) .............................................   $ 42,221    $ (3,801)
   Adjustments to reconcile net income (loss) to net cash
   provided by  operating activities:
   Depreciation and amortization .................................        843       1,031
   Amortization of deferred financing costs ......................        167       2,673
   Deferred income taxes .........................................      6,534         494
   Cumulative effect of change in accounting principle, net of ...         --       4,561
        income tax benefit .......................................
   Equity in net income from joint venture .......................     (4,824)         --
   Changes in operating assets and liabilities:
      Accounts receivable ........................................     (1,090)    (15,382)
      Inventories ................................................      4,753         (19)
      Distributions received from joint venture ..................      5,247          --
      Prepaid expenses and other current assets ..................        887       6,303
      Other assets ...............................................          1       3,235
      Accounts payable, accrued expenses and other current
        liabilities ..............................................     (9,257)      4,148
      Deferred revenue ...........................................    (16,026)       (141)
                                                                     --------    --------
  Net cash provided by operating activities ......................     29,456       3,102
                                                                     --------    --------
 Cash flows from investing activities:
      Payment of administrative claims and unsecured claims, net .        (22)        118
      Purchases of molds, tools and equipment ....................        (24)       (228)
      Expenditures for product and package design costs ..........       (469)       (382)
      Other intangibles ..........................................         --          (1)
                                                                     --------    --------
 Net cash used in investing activities ...........................       (515)       (493)
                                                                     --------    --------

 Cash flows from financing activities:
      Deferred financing costs ...................................         --        (196)
      Exercise of warrants .......................................        905          --
      Exercise of stock options ..................................      1,198         653
                                                                     --------    --------
 Net cash provided by financing activities .......................      2,103         457
                                                                     --------    --------
 Net increase  in cash and cash equivalents ......................     31,044       3,066
 Cash and cash equivalents, at beginning of period ...............     53,690      21,591
                                                                     --------    --------
 Cash and cash equivalents, at end of period .....................   $ 84,734    $ 24,657
                                                                     ========    ========
Supplemental disclosures of cash flow information:
     Interest paid during the period .............................       $---    $  9,149
     Income taxes, paid during the period ........................        240         319

Non-cash transactions:
     Preferred stock dividends ...................................      1,163       4,131
     Conversion of preferred stock to common stock ...............     33,943       1,420
     Warrants issued in connection with credit facility ..........         --       2,567

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (unaudited)


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for the three months ended March 31, 2003 are not necessarily indicative of those for the full year ending December 31, 2003. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


2.       SIGNIFICANT ACCOUNTING POLICIES

     SFAS 148 - Accounting for Stock Based Compensation - On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provided alternative methods of transition to the fair value method of accounting for stock-based compensation of SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS No. 148, also amended the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements.

     In accordance with the provisions of SFAS 148, the Company has elected to continue to account for its stock options under APB Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''APB 25'') and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                     2003         2002
                                                                                   (in thousands, except
                                                                                      per share data)
Net income (loss), as reported .................................................   $ 42,221   $ (3,801)
Net income (loss) attributable to common stock, as reported ....................     41,058     (7,932)
Net income (loss) per share attributable to common stock - basic, as reported...       0.67      (0.23)
Net income (loss) per share attributable to common stock - diluted, as reported.       0.57      (0.23)
Stock based employee compensation cost, net of tax, if SFAS 123 was applied ....      1,396        648
Pro forma net income (loss) ....................................................     40,825     (4,449)
Pro forma net income (loss) attributable to common stock .......................     39,662     (8,580)
Pro forma net income (loss) per share attributable to common stock - basic .....       0.65      (0.25)
Pro forma net income (loss) per share attributable to common stock - diluted ...   $   0.55   $  (0.25)

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 March 31, 2003
                                   (unaudited)

     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 2000 are: risk free interest rates ranging from 6.12% to 6.72%; no dividend yield; expected volatility of 0.550; and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.920; and expected life of three years. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of five years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.91% to 3.17%; no dividend yield; expected volatility of 0.776; and expected life of five years. The Black Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future periods.

                           MARVEL ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (unaudited)

3.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                     March 31,     December 31,
                                                                         2003         2002
                                                                          (in thousands)
Accounts receivable, net, consist of the following:
   Accounts receivable ..........................................   $  60,198    $  62,835
   Less allowances
      Doubtful accounts .........................................      (7,458)      (7,459)
      Advertising, markdowns, returns, volume, discounts
      and other .................................................     (10,240)     (11,956)
                                                                    ---------    ---------
      Total .....................................................   $  42,500    $  43,420
                                                                    =========    =========
Inventories, net, consist of the following:
   Toys:
     Finished goods .............................................   $   2,330    $   7,566
     Component parts, raw materials and work-in-process .........          70          706
                                                                    ---------    ---------
     Total toys .................................................       2,400        8,272

   Publishing:
     Finished goods .............................................       2,190        1,786
     Editorial and raw materials ................................       6,693        5,978
                                                                    ---------    ---------
     Total publishing ...........................................       8,883        7,764
                                                                    ---------    ---------
     Total ......................................................   $  11,283    $  16,036
                                                                    =========    =========
Molds, tools and equipment, net, consists of the following:
    Molds, tools and equipment ..................................   $   4,991    $   4,971
    Office equipment and other ..................................      11,461       11,676
    Less accumulated depreciation and amortization ..............      (9,978)      (9,650)
                                                                    ---------    ---------
      Total .....................................................   $   6,474    $   6,997
                                                                    =========    =========
Product and package design costs, net, consists of the following:
    Product design costs ........................................   $   3,090    $   2,720
    Package design costs ........................................       1,237        1,138
    Less accumulated amortization ...............................      (3,215)      (2,999)
                                                                    ---------    ---------
      Total .....................................................   $   1,112    $     859
                                                                    =========    =========
Goodwill, net, consists of the following:
   Goodwill .....................................................   $ 435,369    $ 441,903
   Less accumulated amortization ................................     (76,299)     (76,299)
                                                                    ---------    ---------
      Total .....................................................   $ 359,070    $ 365,604
                                                                    =========    =========
Intangibles, net, consists of the following:
   Patents ......................................................   $   3,186    $   3,186
   Intangibles ..................................................       1,263        1,264
   Less accumulated amortization ................................      (3,879)      (3,801)
                                                                    ---------    ---------
      Total .....................................................   $     570    $     649
                                                                    =========    =========
Accrued expenses and other:
   Accrued advertising costs ....................................   $       5    $   3,009
   Royalties ....................................................      13,837       12,800
   Inventory purchases ..........................................       4,616        4,130
   Income taxes payable .........................................       3,593        2,218
   Bonuses ......................................................       2,211        4,302
   MEG acquisition accruals .....................................       1,161        1,184
   Accrued expenses-Fleer sale including pension benefits .......       4,938        4,982
   Pre-acquisition litigation charge ............................          --        3,000
   Litigation and legal accruals ................................       4,676        4,564
   Interest expense .............................................       5,496          926
   Other accrued expenses .......................................       6,190        7,256
                                                                    ---------    ---------
        Total  ..................................................   $  46,723    $  48,371
                                                                    =========    =========

                            MARVEL ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (unaudited)


4.   DEBT FINANCING

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes in a private placement exempt from registration under the Securities Act of 1933 ("the Securities Act") pursuant to Rule 144A under the Securities Act. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of those senior notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable senior notes (the "Senior Notes"). The Senior Notes are due June 15, 2009 and bear interest at 12% per annum payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning June 15, 2007. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries.

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for a senior credit facility (the "HSBC Credit Facility") comprised of a $20.0 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The term loan bore interest at the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. On August 30, 2002, the Company prepaid $10.0 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility. On December 12, 2002, the Company prepaid the remaining $22.4 million of the term loan and recorded an additional charge of $7.7 million for the write-off of the remaining unamortized deferred financing costs associated with this facility. Approximately $15.8 million of letters of credit previously issued by Object Trading Corp, a corporation wholly owned by Isaac Perlmutter, were replaced, in connection with the establishment of the HSBC Credit Facility, by letters of credit issued by HSBC Bank USA. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of March 31, 2003, $5.4 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

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

                            MARVEL ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (unaudited)


5.   SHARES OUTSTANDING

     During the first three months of 2003, there were conversions of 3,369,812 shares of preferred stock into 3,501,234 shares of common stock, at a rate of 1,039 shares of common stock for every preferred share converted, 242,775 shares of common stock were issued upon the exercise of employee stock options and 250,000 shares of common stock were issued upon the exercise of outstanding warrants. The total number of shares of common stock outstanding as of March 31, 2003 is 65,134,144, net of treasury shares; assuming the exercise of all outstanding warrants and employee stock options, the number of shares would be 80,711,688.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                    Three Months Ended
                                                         March 31
                                                   ----------------------
                                                     2003         2002
Numerator:
     Net income .................................   $ 42,221    $ (3,801)

     Preferred dividends ........................     (1,163)     (4,131)
                                                    --------    --------
     Numerator for basic earnings per share .....     41,058      (7,932)
     Preferred dividends* .......................      1,163          --
                                                    --------    --------
     Numerator for diluted earnings per share ...   $ 42,221    $ (7,932)
                                                    ========    ========

Denominator:
     Denominator for basic earnings per share ...     61,471      34,406
     Effect of dilutive warrants** ..............      3,415          --
     Effect of employee stock options** .........      6,047          --
     Effect of dilutive redeemable cumulative
       exchangeable preferred stock*** ..........      3,327          --
                                                    --------    --------

     Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversions ................................     74,260      34,406
                                                    ========    ========
Basic earnings per share ........................   $   0.67    $  (0.23)
                                                    ========    ========
Diluted earnings per share ......................   $   0.57    $  (0.23)
                                                    ========    ========

* In accordance with the provisions of SFAS 128 "Earnings Per Share", under the if-converted method, preferred dividends applicable to convertible preferred stock are added back to the numerator and the resulting common shares are included in the denominator for the entire period being presented.

** Any dilution arising from the Company's outstanding warrants and employee stock options during the three months ended March 31, 2002 are not included as their effect is anti-dilutive.

*** The calculation of diluted earnings per share does not include the assumed conversion of convertible preferred stock for the three month period ended March 31, 2002, as such would be anti-dilutive - caused by the effect of adding back the preferred stock dividends (to the numerator) in such calculation.

                            MARVEL ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (unaudited)

6.   SEGMENT INFORMATION

     Following the Company's  acquisition of Marvel  Entertainment  Group,  Inc.
("MEG"),  the  Company  realigned  its  businesses  into  three  segments:   Toy
Merchandising and Distribution, Publishing and Licensing.

Toy Merchandising and Distribution Segment

     The toy merchandising and distribution segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz (which closed its manufacturing operations in March 2003) designed, produced and sells kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $7.8 million and $8.3 million for the three months ended March 31, 2003 and 2002, respectively. Its total assets at March 31, 2003 of approximately $12.3 million consist principally of accounts receivable, inventory, land and buildings.

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

Licensing Segment

     The licensing segment relates to the licensing of or joint ventures involving the Marvel Characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties in a variety of media, including feature films, television programs and destination based entertainment (e.g., theme parks), and for promotional use.

Set forth below is certain operating information for the divisions of the Company.

Three months ended March 31, 2003

                                       Licensing        Publishing         Toy Biz    Corporate         Total
                                                                    (in thousands)
Net sales                                    $49,902       $15,212         $22,263       $ ----       $87,377
Gross profit                                  49,902         8,385           8,806         ----        67,093
Operating  income (loss)                      48,724*        5,042           5,937      (4,988)        54,715

Three months ended March 31, 2002

                                       Licensing        Publishing         Toy Biz    Corporate         Total
                                                                    (in thousands)

Net sales                                     $9,172       $14,559         $33,491       $ ----       $57,222
Gross profit                                   9,157         7,712          11,549         ----        28,418
Operating income (loss)                        4,220*        3,771           3,762      (2,477)         9,276

(*) Includes equity in net income of joint venture of $4,824 and $0 for the three month periods ended March 31, 2003 and 2002, respectively

7.   COMMITMENTS AND CONTINGENCIES

Commitments

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commenced on April 1, 2001 and terminates on July 31, 2006. At March 31, 2003, approximately $4.4 million of lease payments are being guaranteed by Mr. Perlmutter

     The following table sets forth the Company's Contractual Cash Obligations as of March 31, 2003:


          Contractual
       Cash Obligations                                Payments Due By Period
------------------------------------------------------------------------------------------------------
                                              Less than                                    After
    (Amounts in thousands)        Total        1 Year       1-3 Years     4-5 Years       5 Years
------------------------------------------------------------------------------------------------------
Long Term Debt                  $ 150,962        ---          ---           ---           $ 150,962
------------------------------------------------------------------------------------------------------
Operating Leases                   12,894      3,389          6,799         1,822               884
------------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations                $ 163,856      3,389          6,799         1,822         $ 151,846
------------------------------------------------------------------------------------------------------

     The Company is currently a party to two lease agreements for public warehouse space in Fife, Washington and Sumner, Washington. The Company is in the process of transitioning to the Sumner facility and the lease payments associated with both locations are estimated to average between $180,000 and $240,000 per year. The lease payments are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at these locations.

     The Company has a contractual obligation under a studio agreement to spend approximately $1.5 million and $1.0 million in advertising for the 2002/2003 and 2003/2004 broadcast years, respectively.

     The following table sets forth the Company's Other Commercial Commitments as of March 31, 2003:


        Other Commercial                                           Amount of Commitment
          Commitments                  Total                      Expiration Per Period
-------------------------------------------------------------------------------------------------------
                                                      Less than                               Over
     (Amounts in thousands)                            1 Year      1-3 Years   4-5 Years    5 Years
-------------------------------------------------------------------------------------------------------
Standby Letters of Credit             $ 5,444          5,250        194          -           -
-------------------------------------------------------------------------------------------------------

     The Company is obligated to make payments under various royalty agreements of approximately $5,109 and $35 (amounts in thousands) during the years ending December 31, 2003 and 2004, respectively.

     The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such businesses.

Legal Matters

     The Company is a party to certain legal actions described below. In addition, the Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes that its legal proceedings and claims (including those described below), individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 March 31, 2003
                                   (unaudited)

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

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed an appeal. The Company entered into negotiations and settled the case in early 2003 at an amount not in excess of the amount previously provided for in the accompanying consolidated financial statements.

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to vigorously defend against the claims made in this action on their merits.

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

                            MARVEL ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 March 31, 2003
                                   (unaudited)


     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc.("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., filed suit against Sony Pictures Entertainment Inc.("SPE") and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. As the Company has previously announced, the suit is not an attempt to stop production of the Spider-Man movie sequel or to change or upset any of the merchandising deals that are in place for the sequel. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleges, among other things, that MCI has breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man: The Movie to SPE's financial detriment. Marvel believes that SPE's claims are without merit and intends to vigorously defend against those claims.

     Administration Expense Claims Litigation. While the Company has settled substantially all Administration Expense Claims, litigation brought by the Company to contest some of those claims is still pending. The Company estimates that it may be required to pay approximately $1.3 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. At March 31, 2003, the Company had reserves (established in 1998) of $1.3 million for this purpose. Subsequent to March 31, 2003, the Company paid approximately $0.5 million in Administration Expense Claims of the estimated $1.3 million that has been provided for in the accompanying Consolidated Balance Sheet.

8.   INCOME TAXES

     The Company's effective tax rate for the three months ended March 31, 2003 (16.3%) was lower than the Federal statutory rate due primarily to the expected benefit from the utilization of net operating loss carryforwards for which benefit was not previously taken. The Company's effective tax rate for the three months ended March 31, 2002 was higher than the Federal statutory rate due primarily to foreign and state and local taxes.

9.   JOINT VENTURE

     For the three months ended March 31, 2003 and 2002, the Company recognized $4.8 million and $0, in income, respectively, in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. For the three months ended March 31, 2003 and 2002, net sales reported by the joint venture was $10.0 million and $0, respectively, and net income reported by the joint venture was $9.6 million (of which the Company recognized 50%) and $0, respectively. The Company accounts for the activity of this joint venture under the equity method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report. When used in this Form 10-Q, the words "intend, "estimate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the Company: (i) a decrease in the level of media exposure or popularity of the Company's characters, (ii) financial difficulties of the Company's licensees, (iii) changing consumer preferences, (iv) movie- and television-production delays and cancellations, (v) toy-production delays or shortfalls, continued concentration of toy retailers, and toy inventory risk, (vi) the imposition of quotas or tariffs on products manufactured in China, (vii) any effect of Severe Acute Respiratory Syndrome on our manufacturers or licensees in the Far East, and
(viii) a decrease in cash flow even as the Company remains indebted to its noteholders. These forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

General

     Following the Company's acquisition of MEG, the Company realigned its businesses into three segments: Toy Merchandising and Distribution, Publishing and Licensing Segments.

Toy Merchandising and Distribution Segment

     The toy merchandising and distribution segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz (which closed its manufacturing operations in March 2003) designed, produced and sells kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $7.8 million and $8.3 million for the three months ended March 31, 2003 and 2002, respectively. Its total assets at March 31, 2003, of approximately $12.3 million consist principally of accounts receivable, inventory, land and buildings.

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

Licensing Segment

     The licensing segment relates to the licensing of or joint ventures involving Marvel Characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties in a variety of media, including feature films, television programs and destination based entertainment (e.g., theme parks), and for promotional use.

     Revenue  recognized under license  agreements during the three months ended
March  31,  2003,  and  2002  were  generated  within  the  following   business
categories:


                                                        Three Months Ended March 31,
                                                           2003              2002
                                                               (in thousands)
Apparel and accessories                                     $  4,873            $1,828
Entertainment (including studios, themed attractions
and electronic games)                                         27,908             5,814
Toys                                                          15,611               537
Other                                                          1,510               993
                                                       --------------   ---------------
Totals                                                       $49,902            $9,172
                                                       ==============   ===============


Results of Operations

Three months ended March 31, 2003 compared with the three months ended March 31, 2002

     The Company's net sales increased approximately $30.2 million to $87.4 million in the first quarter of 2003 from approximately $57.2 million in the first quarter of 2002. The increase is primarily due to improved performance within the Licensing segment. Sales from the Licensing segment increased approximately $40.7 million to approximately $49.9 million in the first quarter of 2003 from approximately $9.2 million in the first quarter of 2002. This improvement reflects a combination of new licenses and modifications to existing licenses. The major categories of the improvements in Licensing activities were generated via interactive video games and toys. Sales from the Publishing division increased approximately $0.7 million to approximately $15.2 million in the first quarter of 2003 from $14.5 million in the first quarter of 2002 primarily due to an increase in sales of trade paperbacks. As anticipated, sales from the Toy segment decreased approximately $11.2 million to approximately $22.3 million in the first quarter of 2003 from approximately $33.5 million in the first quarter of 2002 primarily due to a decrease in the sales of action figures and accessories based on characters associated with Spider-Man: The Movie.

     Gross profit increased approximately $38.7 million to approximately $67.1 million in the first quarter of 2003 from approximately $28.4 million in the 2002 period. The growth in Licensing revenues, where gross profit as a percentage of sales approximates 100%, increased the Company's gross profit as a percentage of sales to 77% in the first quarter of 2003 as compared to 50% in the first quarter of 2002.

     Selling, general and administrative expenses decreased approximately $1.7 million to approximately $16.4 million or approximately 19% of net sales in the first quarter of 2003 from approximately $18.1 million or approximately 32% of net sales in the first quarter of 2002. The Toy Biz division accounted for approximately $4.7 million of the decrease primarily due to lower selling expenses, specifically advertising and royalties.

     For the three months ended March 31, 2003 and 2002, the Company recognized $4.8 million and $0, in income, respectively, in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. The Company accounts for the activity of this joint venture under the equity method.

     During the first half of 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required test, the Company recorded a charge retroactive to the adoption date (effective to the quarter ended March 31, 2002) for the cumulative effect of change in accounting principle in the initial amount of $4.6 million, net of tax benefit of $2.6 million, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its fair value.

     Net interest expense decreased approximately $3.6 million to approximately $4.3 million in the first quarter of 2003 as compared to approximately $7.9 million in the first quarter of 2002. The prepayment of the HSBC term loan in the fourth quarter of 2002 resulted in the elimination of amortization of deferred financing costs associated with such loan and the Security Agreement entered into by the Company and Mr. Isaac Perlmutter, of approximately $2.5 million, as well as cash interest savings of approximately $0.5 million.

     The Company's effective tax rate for the three months ended March 31, 2003 (16.3%) was lower than the Federal statutory rate due primarily to the expected benefit from the utilization of net operating loss carryforwards for which benefit was not previously taken. At March 31, 2003, the Company has Federal net operating loss carryforwards of approximately $112.8 million, which are scheduled to expire in the years 2017 through 2020. Of the total Federal loss carryforwards, approximately $20.6 million is subject to a Section 382 limitation. A portion of these pre-acquisition NOLs was utilized in the quarter ended March 31, 2003 and recorded as a $6.5 million reduction in goodwill. Additionally, the Company has various state and local net operating loss carryforwards of approximately $387.7 million, which will expire in various jurisdictions in years 2005 through 2023. The state and local loss carryforwards are also generally subject to a Section 382 limitation. As of March 31, 2003, no value has been ascribed in the accompanying financial statements for either the Federal or state and local net operating loss carryforwards.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand, cash flows from operations and from the $15.0 million HSBC letter of credit and $15.0 million credit line facilities. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay administration expense claims.

     Net cash provided by operating activities was approximately $29.5 million in the first quarter of 2003 as compared to net cash provided by operating activities of $3.1 million in the first quarter of 2002.

     At March 31, 2003, the Company had working capital of $82.0 million.

     In an effort to reduce the redemption and dividend requirements associated with the Company's 8% Preferred Stock, the Company completed an Exchange Offer on November 18, 2002, when approximately 17.6 million (85%) shares of its 8% Preferred Stock were tendered in exchange for its common stock. Under the Exchange Offer, 1.39 shares of common stock were issued for every share of 8% Preferred Stock tendered. In the fourth quarter of 2002, the Company recorded a non-cash charge of $55.3 million (representing the fair value of the additional common shares issued in the Exchange Offer) as a preferred dividend in connection with this exchange. Under the terms of the 8% Preferred Stock, the Company was able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days ending March 18, 2003 on which the closing price of the Company's common stock exceeded $11.55 per share. As a result, and as the Company announced on March 19, 2003, the Company forced the conversion of all of the outstanding 8% Preferred Stock. The conversion extinguished the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $10.00 per share in cash in 2011. The conversion was effective on March 30, 2003. Earnings per share in 2003 will be impacted by a full-year effect of the additional common shares and the elimination of the preferred stock dividend associated with those shares exchanged.

     The Company estimates that it may be required to pay approximately $1.3 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. Subsequent to March 31, 2003, the Company paid approximately $0.5 million in Administration Expense Claims of the estimated $1.3 million that has been provided for in the accompanying Consolidated Balance Sheet.

     The Company will be required to make a cash payment to MEG's unsecured creditors at such time as the amount thereof is determined. The Company initially deposited $8 million into a trust account to satisfy the maximum amount of such payment. Cumulatively, through March 31, 2003, the Company received approximately $2.2 million back from the trust account, primarily as a result of a settlement with the National Basketball Association. The balance in the trust account as of March 31, 2003 is approximately $3.0 million.

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

     On November 30, 2001, the Company and HSBC Bank USA entered into the HSBC Credit Facility comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The term loan bore interest at the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. On August 30, 2002, the Company prepaid $10.0 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility. On December 12, 2002, the Company prepaid the remaining $22.4 million of the term loan and recorded an additional charge of $7.7 million for the write-off the remaining unamortized deferred financing costs associated with this facility. Approximately $15.8 million of letters of credit previously issued by Object Trading Corp, a corporation wholly owned by Isaac Perlmutter, were replaced, in connection with the establishment of the HSBC Credit Facility, by letters of credit issued by HSBC Bank USA. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of March 31, 2003, $5.4 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

     In consideration for the HSBC Credit Facility in 2001, the Company issued warrants to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants had an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of approximately $2.0 million was initially included in deferred financing costs. Due to the prepayment of the term loan, the related unamortized deferred financing costs which were being amortized over the initial three year term of the HSBC Credit Facility using the effective interest method were subsequently written off on an accelerated basis as of December 31, 2002. In December 2002, HSBC exercised 500,000 warrants and received 295,110 shares of common stock under a Cashless Exercise Ratio provision of the warrants. Warrants to purchase 250,000 common shares were exercised in February 2003 and no warrants issued to HSBC were outstanding at March 31, 2003.

     In connection with the HSBC Credit Facility, the Company and Isaac Perlmutter entered into a Security Agreement. Under the terms of the Guaranty, Mr. Perlmutter has guaranteed the payment of the Company's obligations under the HSBC Credit Facility in an amount equal to 25% of all principal obligations relating to the HSBC Credit Facility plus an amount, not to exceed $10.0 million, equal to the difference between the amount required to be in the cash reserve account maintained by the Company and the actual amount on deposit in such cash reserve account at the end of each fiscal quarter; provided that the aggregate amount guaranteed by Mr. Perlmutter will not exceed $30.0 million. Under the terms of the Security Agreement, Mr. Perlmutter has provided the creditors under the HSBC Credit Facility with a security interest in the following types of property, whether currently owned or subsequently acquired by him: all promissory notes, certificates of deposit, deposit accounts, checks and other instruments and all insurance or similar payments or any indemnity payable by reason of loss or damage to or otherwise with respect to any such property. This guaranty continues with the current HSBC revolving, and letter of, credit facilities.


The following table sets forth the Company's Contractual Cash Obligations as of March 31, 2003:


          Contractual
       Cash Obligations                                Payments Due By Period
------------------------------------------------------------------------------------------------------
                                             Less than                                     After
    (Amounts in thousands)        Total        1 Year       1-3 Years     4-5 Years       5 Years
------------------------------------------------------------------------------------------------------
Long Term Debt                  $ 150,962        ---            ---           ---       $ 150,962
------------------------------------------------------------------------------------------------------
Operating Leases                   12,894        3,389          6,799         1,822           884
------------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations                $ 163,856        3,389          6,799         1,822     $ 151,846
------------------------------------------------------------------------------------------------------

     The Company is currently a party to two lease agreements for public warehouse space in Fife, Washington and Sumner, Washington. The Company is in the process of transitioning to the Sumner facility and the lease payments associated with both locations are estimated to average between $180,000 and $240,000 per year. The lease payments are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at these locations.

     The Company has a contractual obligation under a studio agreement to spend approximately $1.5 million and $1.0 million in advertising for the 2002/2003 and 2003/2004 broadcast years, respectively.

     The following table sets forth the Company's Other Commercial Commitments as of March 31, 2003:


        Other Commercial                                      Amount of Commitment
          Commitments                                        Expiration Per Period
------------------------                            ---------------------------------------
                                                   Less than                               Over
  (Amounts in thousands)         Total              1 Year      1-3 Years   4-5 Years    5 Years
---------------------------
Standby Letters of Credit      $ 5,444             $ 5,250       $ 194          -           -


     The Company is obligated to make payments under various royalty agreements of approximately $5,109 and $35 (amounts in thousands) during the years ending December 31, 2003 and 2004, respectively.

     The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such businesses.

     The Company believes that cash on hand, cash flow from operations, borrowings available under the HSBC letter of credit facilities and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay administration expense claims.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Market risks related to the Company's operations result primarily from changes in interest rates. At March 31, 2003, the Company's Senior Notes bore interest at a fixed rate,. A 10% increase or decrease in the interest rate on the Company's credit facility might have a significant future impact on the Company's financial position or results of operations.

     However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates for the fixed rate debt will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

     Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

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

     MacAndrews & Forbes v. Marvel. On July 25, 2001, a jury verdict was entered in the Sedgwick County, Kansas District Court in the amount of $3.0 million on a breach of contract action based on a 1994 toy license between Toy Biz and The Coleman Company. The complaint alleged that Toy Biz did not fulfill its obligation to spend certain monies on the advertising and promotion of Coleman's products. The Company filed an appeal. The Company entered into negotiations and settled the case in early 2003 at an amount not in excess of the amount previously provided for in the accompanying consolidated financial statements.

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to vigorously defend against the claims made in this action on their merits.

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

     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc.("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., filed suit against Sony Pictures Entertainment Inc.("SPE") and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. As the Company has previously announced, the suit is not an attempt to stop production of the Spider-Man movie sequel or to change or upset any of the merchandising deals that are in place for the sequel. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleges, among other things, that MCI has breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man: The Movie to SPE's financial detriment. Marvel believes that SPE's claims are without merit and intends to vigorously defend against those claims.

     Administration Expense Claims Litigation. While the Company has settled substantially all Administration Expense Claims, litigation brought by the Company to contest some of those claims is still pending. The Company estimates that it may be required to pay approximately $1.3 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay. At March 31, 2003, the Company had reserves (established in 1998) of approximately $1.3 million for this purpose. Subsequent to March 31, 2003, the Company paid approximately $0.5 million in Administration Expense Claims of the estimated $1.3 million that has been provided for in the accompanying Consolidated Balance Sheet.


Item 6.  Exhibits and Reports on Form 8-K.

a)   Exhibits.

10.1 Amendment to Employment Agreement with Avi Arad dated December 9, 2002.*
99.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley  Act.**
99.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act.**

     *Management contract or compensatory plan or arrangement.

     **Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange
     Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

b) Reports on Form 8-K The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2003:

     1.   Current Report on Form 8-K dated February 24, 2003, reporting Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          MARVEL ENTERPRISES, INC.
                                          (Registrant)

   Dated: May 15, 2003                    By: /s/
                                          -------------------------------------
                                          Allen S. Lipson
                                          President and Chief Executive Officer


   Dated: May 15, 2003                    By: /s/
                                          ------------------------------------
                                          Kenneth P. West
                                          Chief Financial Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
I, Allen S. Lipson, certify that:

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

Dated: May 15, 2003

By:/s/
   -----------------------
   Allen S. Lipson
   Chief Executive Officer

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

Dated: May 15, 2003

By:/s/
   -----------------------
   Kenneth P. West
   Chief Financial Officer