Form 10-K/A
period 2003-03-31
MARVEL ENTERPRISES INC
filed 2003-06-30
CIK 933730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 2)
(Mark One)

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


        Title of each class            Name of each exchange on which registered
Common Stock, par value $.01 per share          New York Stock Exchange
Preferred Share Purchase Rights                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                            12% Senior Notes due 2009

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter (June 28, 2002) was $112,263,724 based on a price of $5.48 per share, the closing sales price for the Registrant's common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of June 26, 2003, there were 67,016,839 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) was incorporated by reference into the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 from the Registrant's definitive proxy statement, which the Registrant filed with the Commission on April 8, 2003.

                                EXPLANATORY NOTE

     This Amendment on Form 10-K/A is being filed solely for the purpose of filing audited financial statements of Spiderman Merchandising, L.P. (the "Partnership"), a joint venture of affiliates of Marvel Enterprises, Inc. (the "Company") and of Sony Pictures Entertainment Inc. As was stated on page 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, the Partnership's fiscal year ends on March 31. In accordance with Rule 3-09 of Regulation S-X, the Company is now filing, as an amendment to the aforementioned Annual Report on Form 10-K, audited financial statements of the Partnership for the fiscal year ended March 31, 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents Filed with this Report

          1.   Financial Statements

               See the accompanying Index to Financial Statements on page F-1 for the financial statements filed with this Amendment No. 2 on Form 10-K/A.

          2.   Financial Statement Schedule

               None filed with this Amendment No. 2 on Form 10-K/A.

          3.   Exhibits

               The following exhibits are filed with this Amendment No. 2 on Form 10-K/A:

Exhibit Number          Exhibit Description

99.3 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act, with respect to Amendment No. 2 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.*

99.4 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act, with respect to Amendment No. 2 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.*

          *Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Amendment No. 2 on Form 10-K/A and not "filed" as part of such Form 10-K/A for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.


     (b) Reports on Form 8-K. During the first quarter of 2003, the Company filed the following Current Report on Form 8-K:

          1.   Current  Report on Form 8-K dated  February 24,  2005,  reporting
               Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARVEL ENTERPRISES, INC.

                                   By:/s/
                                      -----------------------------------------
                                   Allen S. Lipson
                                   President and Chief Executive Officer
                                   Date: June 30, 2003



Signature                  Title                                                        Date

/s/                        President and Chief Executive Officer                        June 30, 2003
------------------
Allen S. Lipson            (principal executive officer)

         *                 Chief Financial Officer                                      June 30, 2003
-------------------
Kenneth P. West            (principal financial and accounting officer)

         *                 Chairman of the Board of Directors                           June 30, 2003
------------------
Morton E. Handel

         *                 Vice Chairman of the Board of Directors                      June 30, 2003
------------------
Isaac Perlmutter

         *                 Vice Chairman of the Board of Directors                      June 30, 2003
------------------
F. Peter Cuneo

         *                 Director                                                     June 30, 2003
------------------
Avi Arad

         *                 Director                                                     June 30, 2003
------------------
Sid Ganis

         *                 Director                                                     June 30, 2003
------------------
Richard Solar

         *                 Director                                                     June 30, 2003
------------------
James F. Halpin

         *                 Director                                                     June 30, 2003
------------------
Lawrence Mittman


*By: /s/
    -----------------------
      Allen S. Lipson
      Attorney-in-Fact


                                  CERTIFICATION


I, Allen S. Lipson, president and chief executive officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K/A, of Marvel Enterprises, Inc.;

2. Based on my knowledge, this annual report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report, as amended;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the original annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 30, 2003
                                           /s/
                                           -------------------------------------
                                           Allen S. Lipson
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                  CERTIFICATION


I, Kenneth P. West, chief financial officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K/A of Marvel Enterprises, Inc.;

2. Based on my knowledge, this annual report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report, as amended;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: June 30, 2003

                                                 /s/
                                                 ---------------------------
                                                 Kenneth P. West
                                                 Chief Financial Officer
                                                 (principal financial officer)

                          Spiderman Merchandising, L.P.

                          Index to Financial Statements

                            Year ended March 31, 2003



                                    Contents

Report of Independent Auditors...............................................F-2

Audited Financial Statements

Balance Sheets as of March 31, 2003 and 2002 (Unaudited).....................F-3
Statements of Operations for the Years Ended March 31, 2003,
   2002 (Unaudited) and 2001 (Unaudited).....................................F-4
Statements of Partners' Capital (Deficit) for the Years Ended
   March 31, 2003, 2002 (Unaudited) and 2001 (Unaudited).....................F-5
Statements of Cash Flows for the Years Ended March 31, 2003,
   2002 (Unaudited) and 2001 (Unaudited).....................................F-6
Notes to Financial Statements................................................F-7

                         Report of Independent Auditors

The Partners
Spiderman Merchandising, L.P.

We have audited the accompanying balance sheet of Spiderman Merchandising, L.P. (the Partnership) as of March 31, 2003, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spiderman Merchandising, L.P. at March 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                          /s/  Ernst & Young LLP


Los Angeles, California
June 23, 2003

                          Spiderman Merchandising, L.P.

                                 Balance Sheets

                                                          March 31
                                                     2003             2002
                                                -----------------------------
                                                                   (Unaudited)
  Assets
  Current assets:
     Cash and cash equivalents                   $ 11,387,555    $    438,105
     Accounts receivable                            4,885,313            --
     Due from Marvel                                    4,143            --
                                                 ------------    ------------
  Total current assets                             16,277,011         438,105
                                                 ------------    ------------
  Total assets                                   $ 16,277,011    $    438,105
                                                 ============    ============

  Liabilities and partners' capital (deficit)
  Current liabilities:
     Deferred revenues                           $  7,169,921    $  4,747,560
     Accrued liabilities                              458,647            --
     Accrued participations                           849,100            --
     Due to SPE                                        21,991         157,564
                                                 ------------    ------------
  Total current liabilities                         8,499,659       4,905,124

  Commitments and contingencies

  Partners' capital (deficit):
     Marvel                                         3,802,411      (2,233,837)
     SPE                                            3,974,941      (2,233,182)
                                                 ------------    ------------
  Total partner's capital (deficit)                 7,777,352      (4,467,019)
                                                 ------------    ------------
  Total liabilities
     and partners' capital (deficit)             $ 16,277,011    $    438,105
                                                 ============    ============

See accompanying notes.



                          Spiderman Merchandising, L.P.

                            Statements of Operations

                                               Year ended March 31
                                      2003          2002                2001
                                -----------------------------------------------
                                                  (Unaudited)       (Unaudited)


  Licensing income               $ 45,467,152    $       --      $       --
  Costs and expenses:
     Commissions                   (1,689,796)           --              --
     Withholding taxes               (633,762)           --              --
     Participations                  (849,100)           --              --
     Advertising and other           (764,635)       (585,338)       (758,207)
                                 ------------    ------------    ------------
                                   (3,937,293)       (585,338)       (758,207)

  Interest income                     100,713          33,514            --
                                 ------------    ------------    ------------
  Net income (loss)              $ 41,630,572    $   (551,824)   $   (758,207)
                                 ============    ============    ============

See accompanying notes.



                          Spiderman Merchandising, L.P.

                    Statements of Partners' Capital (Deficit)

                                               Marvel          SPE            Total
                                         -----------------------------------------------

  Balance at March 31, 2000 (unaudited)   $       --      $       --      $       --
     Net loss                                 (379,103)       (379,104)       (758,207)
                                         ---------------   -------------    ------------
  Balance at March 31, 2001 (unaudited)       (379,103)       (379,104)       (758,207)

     Net loss                                 (275,912)       (275,912)       (551,824)
     Distributions to partners              (1,578,822)     (1,578,166)     (3,156,988)
                                         ---------------   -------------    ------------
  Balance at March 31, 2002 (unaudited)     (2,233,837)     (2,233,182)     (4,467,019)

     Net income                             20,815,286      20,815,286      41,630,572
     Distributions to partners             (14,779,038)    (14,607,163)    (29,386,201)
                                         ---------------   -------------    ------------
  Balance at March 31, 2003               $  3,802,411    $  3,974,941    $  7,777,352
                                         ===============   =============    ============
See accompanying notes.



                          Spiderman Merchandising, L.P.

                            Statements of Cash Flows

                                                                              Year ended March 31
                                                                  2003               2002             2001
                                                           ---------------------------------------------------
                                                                                (Unaudited)       (Unaudited)
Operating activities
  Net income (loss)                                            $ 41,630,572    $   (551,824)   $   (758,207)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Changes in operating assets and liabilities:
        (Increase) in accounts receivable                        (4,885,313)           --              --
        (Increase) in due from Marvel                                (4,143)           --              --
         Increase in deferred revenues                            2,422,361       3,242,560       1,505,000
         Increase (decrease) in accrued liabilities                 458,647            --              --
         Increase in accrued participations                         849,100            --              --
         Increase (decrease) in due to SPE                         (135,573)       (600,643)        758,207
                                                               ------------    ------------    ------------
  Net cash provided by operating activities                      40,335,651       2,090,093       1,505,000

Financing activities
  Amount paid to Marvel                                         (14,779,038)     (1,578,822)           --
  Amount paid to SPE                                            (14,607,163)     (1,578,166)           --
                                                               ------------    ------------    ------------
  Net cash used in financing activities                         (29,386,201)     (3,156,988)           --
                                                               ------------    ------------    ------------
  Net increase (decrease) in cash and cash equivalents           10,949,450      (1,066,895)      1,505,000
  Cash and cash equivalents at beginning of year                    438,105       1,505,000            --
                                                               ------------    ------------    ------------
  Cash and cash equivalents at end of year                     $ 11,387,555    $    438,105    $  1,505,000
                                                               ============    ============    ============

See accompanying notes.

                          Spiderman Merchandising, L.P.

                          Notes to Financial Statements

                                 March 31, 2003


1.   Organization and Summary of Significant Accounting Policies

Organization

Spiderman Merchandising, L.P. (the Partnership) is a Delaware limited partnership. SPE Spider-Man GP Inc. (SPE-GP) and Marvel Characters, Inc. (Marvel) are general partners and Sony Pictures Entertainment Inc. (SPE) and Marvel are limited partners of the Partnership. The Partnership was formed on February 22, 1999 in conjunction with SPE and Marvel entering into the February 22, 1999 license agreement (License Agreement) to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by SPE.

The term of the partnership is perpetual and cannot be dissolved, liquidated or wound-up without the unanimous written consent of all of the partners (see footnote 2). Marvel is entitled to an amount (Marvel LP Share) equal to (A) the total of (1) 50% of LP Net Receipts, as defined (if LP Net Receipts is a positive amount), plus (2) the Marvel LP Distribution Fees, as defined, plus (3) the Marvel Third Party LP Costs if any, as defined, less (B) the Unrecouped SPE Merchandising Participation, as defined. SPE is entitled to an amount (SPE LP Share) equal to the total of (A) 50% of LP Net Receipts plus (B) the SPE LP Distribution Fees, as defined, plus (C) the SPE Third Party LP Costs if any, as defined, plus (D) the SPE Third Party Royalties, as defined, plus (E) the amount of the Unrecouped SPE Merchandising Participation which is deducted from Marvel's LP Share.

The Partnership distributes the Marvel LP Share and SPE LP Share on a quarterly basis.

The Partnership maintains a fiscal year end of March 31.

The accompanying unaudited financial statements of the Partnership as of March 31, 2002 and for the years ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Partnership at March 31, 2002 and the results of its operations for the years ended March 31, 2002 and 2001 have been included.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          Spiderman Merchandising, L.P.

                    Notes to Financial Statements (continued)

                                 March 31, 2003



1.   Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash equivalents and accounts receivables. The Partnership places its cash equivalents with high credit, quality financial institutions. The Partnership has not incurred any losses relating to these investments.

Financial instruments are carried at historical cost which approximates fair value due to their short term maturities.

The Partnership licenses characters based upon movies or television shows featuring Spider-Man worldwide. The Partnership performs periodic credit evaluations of its customers' financial condition and does not require collateral. Substantially all amounts recorded as accounts receivable at March 31, 2003 have been collected subsequent to March 31, 2003.

For the year ended March 31, 2003, the Partnership earned licensing income from one customer of $11,281,201 which represented 25% of the licensing income earned by the Partnership. As of March 31, 2003, accounts receivable from the Partnership's top two customers represented 19% and 11%, respectively, of accounts receivable. The Partnership's license agreements are primarily in the software, toy and apparel industries.

Revenue Recognition

Licensing income is initially recorded at an amount equal to the value of the non-refundable minimum guaranteed royalty payments, at the time licensed characters are available to the licensee, collection is reasonably assured, and the related movie or televsion show has been released for general distribution. Royalties earned in excess of the guaranteed minimums, if any, are recorded when reported to the Partnership by licensees.

In the event that any of the above conditions are not met, the Partnership will defer the recognition of revenue, including amounts received as nonrefundable minimum guarantees, until all of the conditions for revenue recognition are met. Deferred revenues recorded in the accompanying balance sheets reflect amounts received by the Partnership prior to the conditions for revenue recognition being met.

Income Taxes

The operation of the Partnership will be included in the taxable income of the Partners; accordingly, no provision or credit for income taxes is reflected in the financial statements.

Related Party Transactions

The Partnership is provided office space and certain general and administrative services by SPE at no cost. The Partnership does not have any employees. Amounts due to SPE represent costs incurred on behalf of the Partnership. During the year ended March 31, 2003, the Partnership earned licensing income of $66,156 from Marvel Enterprises, Inc., the parent of Marvel. At March 31, 2003, the Partnership is owed $4,143 from Marvel Enterprises, Inc. related to the licensing income earned. During the year ended March 31, 2002, the Partnership was charged $50,000 by Marvel Enterprises, Inc. for advertising services.

Participations Expenses

Pursuant to the License Agreement, the Partnership is obligated to make royalty payments to various participants associated with the Spider-Man movies. Such participation obligations are expensed when related licensing income is recognized.

Advertising Expenses

Advertising expenses are expensed in the period incurred. Advertising expenses were $754,908, $576,489 (unaudited) and $758,207 (unaudited) for the years ended March 31, 2003, 2002 and 2001, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Legal Matter

During February 2003, Marvel filed a legal complaint concerning the License Agreement with SPE. On April 21, 2003 SPE filed a cross-complaint. In the complaint and cross-complaint the parties' allegations include, but are not limited to, breach of contract, fraud, and breach of fiduciary duty. Relief sought under the complaint includes rescission of the License Agreement, dissolution of the Partnership, and restructuring of the License Agreement's financial terms. The outcome of these legal matters and its impact on the Partnership's financial statements cannot be determined at this time.

3. Subsequent Event

Subsequent to March 31, 2003, the Partnership distributed $11,054,542 to its Partners.