Form 10-Q
period 2003-06-30
MARVEL ENTERPRISES INC
filed 2003-08-12
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

                            MARVEL ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                   13-3711775
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

10 East 40th Street, New York, NY                               10016
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                  212-576-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X]    No [_]

At August 7, 2003, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 74,414,906.



                                TABLE OF CONTENTS

                                                                                              Page
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements (unaudited)..............................               1

                    Consolidated Balance Sheets as of June 30, 2003 and December 31,
                    2002..........................................................               1

                    Consolidated Statements of Operations and Comprehensive Income
                    for the Three and Six Months Ended June 30, 2003 and 2002.....               2

                    Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2003 and 2002........................................               3

                    Notes to Consolidated Financial Statements....................               4

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................              14

                    General.......................................................              14

                    Results of Operations.........................................              15

                    Liquidity and Capital Resources...............................              18

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk....              20

         Item 4.    Controls and Procedures.......................................              21

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.............................................              22

         Item 4.    Submission of Matters to a Vote of Security Holders...........              23

         Item 6.    Exhibits and Reports on Form 8-K..............................              23

 SIGNATURES         ..............................................................              24


                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements



                            MARVEL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30, December 31,
                                                             2003          2002
                                                             ----          ----
ASSETS                                                    (unaudited)
Current assets:
Cash .................................................   $  26,337    $  53,690
Certificates of deposit ..............................     118,000           --
Accounts receivable, net .............................      36,981       43,420
Inventories, net .....................................      10,703       16,036
Distribution receivable from Joint Venture, net ......       1,874        3,884
Deferred financing costs .............................         667          667
Prepaid expenses and other current assets ............       7,067        6,700
                                                         ---------    ---------
    Total current assets .............................     201,629      124,397

Goodwill, net ........................................     354,437      365,604
Other intangibles, net ...............................         487          649
Molds, tools and equipment, net ......................       5,888        6,997
Product and package design costs, net ................       1,193          859
Accounts receivable, non current portion .............      19,591       17,284
Deferred charges and other assets ....................          53           65
Deferred financing costs .............................       3,113        3,446
                                                         ---------    ---------

     Total assets ....................................   $ 586,391    $ 519,301
                                                         =========    =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ....................................   $   3,775    $  11,607
 Accrued expenses and other current liabilities ......      57,219       48,371
 Administrative expense claims payable ...............         768        1,303
 Unsecured creditors payable .........................       2,952        3,034
 Deferred revenue and distributions in excess of
 equity in Joint Venture .............................       8,372       27,478
                                                         ---------    ---------
     Total current liabilities .......................      73,086       91,793
                                                         ---------    ---------
 Senior notes ........................................     150,962      150,962
 Accrued expenses ....................................         804          897
                                                         ---------    ---------
                                                         ---------    ---------

     Total liabilities ...............................     224,852      243,652
                                                         ---------    ---------
Redeemable cumulative convertible
         exchangeable preferred stock ................          --       32,780
                                                         ---------    ---------
                                                         ---------    ---------

Stockholders' equity
 Common stock ........................................         744          685
 Additional paid-in capital ..........................     530,835      486,106
 Accumulated other comprehensive loss ................      (2,478)      (2,548)
 Accumulated deficit .................................    (134,607)    (208,419)
                                                         ---------    ---------
                                                         ---------    ---------

     Total stockholders' equity before treasury
     stock ...........................................     394,494      275,824
Treasury stock .......................................     (32,955)     (32,955)
                                                         ---------    ---------

     Total stockholders' equity ......................     361,539      242,869
                                                         ---------    ---------

     Total liabilities, redeemable convertible
     preferred stock and stockholders' equity ........   $ 586,391    $ 519,301
                                                         =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                            MARVEL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                       Three Months                Six Months
                                                                                      Ended June 30,             Ended June 30,

                                                                                   2003         2002           2003          2002

Net sales ..................................................................    $  89,966     $  70,939     $ 177,342     $ 128,161
Cost of sales ..............................................................       17,142        34,259        37,426        63,063
                                                                                ---------     ---------     ---------     ---------
Gross profit ...............................................................       72,824        36,680       139,916        65,098
                                                                                ---------     ---------     ---------     ---------
Operating expenses:
     Selling, general and administrative ...................................       31,235        21,062        47,594        39,173
     Depreciation and amortization .........................................          914         1,191         1,757         2,222
                                                                                ---------     ---------     ---------     ---------
     Total operating expenses ..............................................       32,149        22,253        49,351        41,395
Other Income ...............................................................            7           714             8           714
Equity in net income of joint venture ......................................        2,162         5,341         6,986         5,341
                                                                                ---------     ---------     ---------     ---------
Operating income ...........................................................       42,844        20,482        97,559        29,758
Interest expense, net ......................................................        4,040         7,786         8,298        15,679
                                                                                ---------     ---------     ---------     ---------
Income before provision for income taxes and
cumulative effect of change in accounting principle ........................       38,804        12,696        89,261        14,079
                                                                                ---------     ---------     ---------     ---------
Income tax provision .......................................................        6,051         4,315        14,286         4,938
                                                                                ---------     ---------     ---------     ---------
Income  before cumulative effect of change in accounting principle .........       32,753         8,381        74,975         9,141
Cumulative effect of change in accounting principle,
net of income tax benefit of $2.6 million ..................................          --            --            --          4,561
                                                                                ---------     ---------     ---------     ---------
Net income .................................................................       32,753         8,381        74,975         4,580
Less: preferred dividend requirement .......................................         --           4,005         1,163         8,136
                                                                                ---------     ---------     ---------     ---------
 Net income (loss) attributable to common stock ............................    $  32,753     $   4,376     $  73,812     ($  3,556)
                                                                                =========     =========     =========     =========

Basic earnings per share before cumulative effect of
change in accounting principle .............................................    $    0.49     $    0.12     $    1.16     $    0.03
Cumulative effect of change in accounting principle ........................         --            --            --           (0.13)
                                                                                ---------     ---------     ---------     ---------
Basic earnings (loss) per share attributable to common stock................    $    0.49     $    0.12     $    1.16     ($   0.10)
                                                                                =========     =========     =========     =========
Weighted average number of basic shares outstanding ........................       66,210        35,574        63,853        35,188
                                                                                =========     =========     =========     =========
Diluted earnings per share before cumulative effect
of change in accounting principle ..........................................    $    0.42     $    0.10     $    0.99     $    0.02
Cumulative effect of change in accounting principle ........................         --            --            --           (0.11)
                                                                                ---------     ---------     ---------     ---------
Diluted earnings (loss) per share attributable to common stock .............    $    0.42     $    0.10     $    0.99     ($   0.09)
                                                                                =========     =========     =========     =========
Weighted average number of diluted shares outstanding ......................       77,135        41,545        75,710        40,373
                                                                                =========     =========     =========     =========
       Comprehensive income
          Net income .......................................................       32,753     $   8,381     $  74,975     $   4,580
          Other comprehensive loss .........................................          (35)         (199)          (70)          (35)
                                                                                ---------     ---------     ---------     ---------
          Comprehensive income .............................................    $  32,718     $   8,182     $  74,905     $   4,545
                                                                                =========     =========     =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                            MARVEL ENTERPRISES, INC.
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (In thousands)
                                                                  (unaudited)

                                                                          Six Months
                                                                         Ended June 30,
                                                                       2003           2002
                                                                       ----           ----
  Cash flows from operating activities:
   Net income ..................................................   $  74,975    $   4,580
   Adjustments to reconcile net income to net cash
   provided by  operating activities:

   Depreciation and amortization ...............................       1,757        2,222
   Amortization of deferred financing costs ....................         333        5,358
   Non-cash charge for compensatory stock options ..............         454         --
   Tax benefit of stock options exercised ......................         412         --
   Gain from sale of fixed assets ..............................        (134)        --
   Deferred income taxes .......................................      11,167        4,496
   Cumulative effect of change in accounting principle, net of
 income tax benefit ............................................        --          4,561
   Equity in net (income) from joint venture ...................      (6,986)      (5,341)
   Changes in operating assets and liabilities:
      Accounts receivable ......................................       4,132        2,732
      Inventories ..............................................       5,333           49
      Income tax receivable ....................................        --           (600)
      Distributions received from joint venture ................      10,781          442
      Prepaid expenses and other current assets ................        (367)      10,645
      Deferred charges and Other assets ........................          12           33
      Accounts payable, accrued expenses and other current
 liabilities ...................................................     (19,898)      (5,504)
                                                                   ---------    ---------
  Net cash provided by operating activities ....................      81,971       23,673
                                                                   ---------    ---------
 Cash flows from investing activities:
      Payment of administrative claims and unsecured claims, net        (617)      (1,219)
      Purchases of molds, tools and equipment ..................         (72)        (545)
      Proceeds from sale of fixed assets .......................         254         --
      Expenditures for product and package design ..............        (868)        (658)
      Purchases of certificates of deposit .....................    (118,000)        --
      Other intangibles ........................................        --             (1)
                                                                   ---------    ---------
 Net cash used in investing activities .........................    (119,303)      (2,423)
                                                                   ---------    ---------

 Cash flows from financing activities:
      Deferred financing costs .................................        --           (196)
      Exercise of warrants .....................................         905         --
      Repayment of Credit Facility .............................        --         (1,543)
      Exercise of stock options ................................       9,074        1,266
                                                                   ---------    ---------
 Net cash provided by financing activities .....................       9,979         (473)
                                                                   ---------    ---------
 Net increase (decrease) in cash and cash equivalents ..........     (27,353)      20,777
 Cash and cash equivalents, at beginning of period .............      53,690       21,591
                                                                   ---------    ---------
 Cash and cash equivalents, at end of period ...................   $  26,337    $  42,368
                                                                   =========    =========
Supplemental disclosures of cash flow information:
     Interest paid during the period ...........................   $   9,058    $  18,743
     Income taxes, paid during the period ......................       2,003           66

Non-cash transactions:
     Preferred stock dividends .................................   $   1,163    $   8,136
     Conversion of preferred stock to common stock .............      33,943       11,813
     Warrants issued in connection with credit facility ........        --          2,567

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Statements of Operations and Comprehensive Income and the Consolidated Statements of Cash Flows for the six months ended June 30, 2003 are not necessarily indicative of those for the full year ending December 31, 2003. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain prior period amounts have been re-classified to conform with the current period's presentation.

2.   SIGNIFICANT ACCOUNTING POLICIES

     SFAS 148 - Accounting for Stock Based Compensation - On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provided alternative methods of transition to the fair value method of accounting for stock-based compensation of SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS No. 148, also amended the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements.

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

                                                                                        Three Months Ended         Six Months Ended
                                                                                              June 30,                 June 30,
                                                                                        --------------------    -------------------
                                                                                           2003      2002         2003         2002
                                                                                           ----      ----         ----         ----
                                                                                           (in thousands, except per share data)
Net income, as reported ...........................................................     $32,753     $ 8,381     $74,975     $ 4,580
Net income (loss) attributable to common stock, as reported .......................      32,753       4,376      73,812      (3,556)
Net income (loss) per share attributable to common stock - basic, as reported .....     $  0.49     $  0.12     $  1.16     ($ 0.10)
Net income (loss) per share attributable to common stock - diluted, as reported ...     $  0.42     $  0.10     $  0.99     ($ 0.09)
Stock based employee compensation cost, net of tax, if SFAS 123 was applied .......       1,496         623       2,892       1,271
Pro forma net income ..............................................................      31,257       7,758      72,083       3,309
Pro forma net income (loss) attributable to common stock ..........................      31,257       3,753      70,920      (4,827)
Pro forma net income (loss) per share attributable to common stock-basic ..........     $  0.47     $  0.11     $  1.11     ($ 0.14)
Pro forma net income (loss) per share attributable to common stock-diluted ........     $  0.41     $  0.09     $  0.95     ($ 0.12)

                            MARVEL ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (unaudited)

     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 2000: risk free interest rates ranging from 6.12% to 6.72%; no dividend yield; expected volatility of 0.550; and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.920; and expected life of three years. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of five years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.17%; no dividend yield; expected volatility of 0.720; and expected life of five years. The Black Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future periods.

3.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS


                            MARVEL ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2003
                                  (unaudited)


                                                                     June 30,     December 31,
                                                                       2003               2002
                                                                          (in thousands)
Accounts receivable, net, consist of the following:
   Accounts receivable ..........................................   $  55,634    $  62,835
   Less allowances
   Doubtful accounts ............................................      (8,055)      (7,459)
   Advertising, markdowns, returns, volume, discounts and other .     (10,598)     (11,956)
                                                                    ---------    ---------
       Total ....................................................   $  36,981    $  43,420
                                                                    =========    =========
Inventories, net, consist of the following:
   Toys:
     Finished goods .............................................   $   2,080    $   7,566
     Component parts, raw materials and work-in-process .........          87          706
                                                                    ---------    ---------
       Total toys ...............................................       2,167        8,272

   Publishing:
     Finished goods .............................................       2,247        1,786
     Editorial and raw materials ................................       6,289        5,978
                                                                    ---------    ---------
     Total publishing ...........................................       8,536        7,764
                                                                    ---------    ---------
       Total ....................................................   $  10,703    $  16,036
                                                                    =========    =========
Molds, tools and equipment, net, consists of the following:
    Molds, tools and equipment ..................................   $   4,673    $   4,971
    Office equipment and other ..................................      10,755       11,676
    Less accumulated depreciation and amortization ..............      (9,540)      (9,650)
                                                                    ---------    ---------
Total ...........................................................   $   5,888    $   6,997
                                                                    =========    =========
Product and package design costs, net, consists of the following:
    Product design costs ........................................   $   3,396    $   2,720
    Package design costs ........................................       1,330        1,138
    Less accumulated amortization ...............................      (3,533)      (2,999)
                                                                    ---------    ---------
      Total .....................................................   $   1,193    $     859
                                                                    =========    =========
Goodwill, net, consists of the following:
Goodwill ........................................................   $ 430,736    $ 441,903
   Less accumulated amortization ................................     (76,299)     (76,299)
                                                                    ---------    ---------
   Total ........................................................   $ 354,437    $ 365,604
                                                                    =========    =========
Intangibles, net, consists of the following:
Patents .........................................................   $   3,186    $   3,186
Intangibles .....................................................       1,263        1,264
   Less accumulated amortization ................................      (3,962)      (3,801)
                                                                    ---------    ---------
Total ...........................................................   $     487    $     649
                                                                    =========    =========
Accrued expenses and other:
   Royalties ....................................................   $  26,115    $  12,800
   Accrued advertising costs ....................................       1,379        3,009
   Inventory purchases ..........................................       4,193        4,130
   Income taxes payable .........................................       2,831        2,218
   Bonuses ......................................................       4,502        4,302
   Marvel Entertainment Group acquisition accruals ..............       1,042        1,184
   Accrued expenses - Fleer sale including pension benefits .....       4,896        4,982
   Pre-acquisition litigation charge ............................        --          3,000
   Litigation and legal accruals ................................       5,543        4,564
   Interest expense .............................................       1,008          926
   Other accrued expenses .......................................       5,710        7,256
                                                                    ---------    ---------
     Total ......................................................   $  57,219    $  48,371
                                                                    =========    =========

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

     On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for a senior credit facility (the "HSBC Credit Facility") comprised of a $20.0 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The term loan bore interest at the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. On August 30, 2002, the Company prepaid $10.0 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility. On December 12, 2002, the Company prepaid the remaining $22.4 million of the term loan and recorded an additional charge of $7.7 million for the write-off of the remaining unamortized deferred financing costs associated with this facility. Approximately $15.8 million of letters of credit previously issued by Object Trading Corp., a corporation wholly owned by Isaac Perlmutter, were replaced, in connection with the establishment of the HSBC Credit Facility, by letters of credit issued by HSBC Bank USA. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of June 30, 2003, $5.4 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

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

5.   SHARES OUTSTANDING

     During the three months ended June 30, 2003, there were no conversions of preferred stock into common stock. The total number of shares of common stock outstanding as of June 30, 2003 is 67,017,039, net of treasury shares; assuming the exercise of all outstanding warrants and employee stock options, the number of shares would be 80,852,696.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                     Three Months Ended      Six Months Ended
                                                           June 30                June 30
                                                   --------------------      -----------------
                                                      2003        2002        2003        2002
                                                      ----        ----        ----        ----
Numerator:
     Net income                                     $ 32,753   $  8,381    $ 74,975    $  4,580
     Preferred dividends                                --       (4,005)     (1,163)     (8,136)
                                                    --------   --------    --------    --------
     Numerator for basic earnings per share -         32,753      4,376      73,812      (3,556)
     Preferred dividends*                               --         --         1,163        --
                                                    --------   --------    --------    --------
     Numerator for diluted earnings per share       $ 32,753   $  4,376    $ 74,975    $ (3,556)
                                                    ========   ========    ========    ========

Denominator:
     Denominator for basic earnings per share         66,210     35,574      63,853      35,188
     Effect of dilutive warrants/options              10,925      5,971      10,193       5,185
     Effect of dilutive redeemable cumulative
        exchangeable preferred stock**                  --         --         1,664        --
                                                    --------   --------    --------    --------

     Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversions                                      77,135     41,545      75,710      40,373
                                                    ========   ========    ========    ========
Basic earnings per share                            $   0.49   $   0.12    $   1.16    $  (0.10)
                                                    ========   ========    ========    ========
Diluted earnings per share                          $   0.42   $   0.10    $   0.99    $  (0.09)
                                                    ========   ========    ========    ========

* In accordance with the provisions of SFAS 128 "Earnings Per Share", under the if-converted method, preferred dividends applicable to convertible preferred stock are added back to the numerator and the resulting common shares are included in the denominator for the entire period being presented.

** The calculation of diluted earnings per share does not include the assumed conversion of convertible preferred stock for the three and six months ended June 30, 2002, as such would be anti-dilutive - caused by the effect of adding back the preferred stock dividends (to the numerator) in such calculation.

6.   SEGMENT INFORMATION

     The Company's businesses is divided into three segments: Toy Merchandising and Distribution, Publishing and Licensing.

Toy Merchandising and Distribution Segment

     The toy merchandising and distribution segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz (which closed its manufacturing operations in March 2003) designed, produced and sold kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $1.4 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively. For the six month period ending June 30, 2003 and 2002, Spectra Star's sales amounted to approximately $9.2 million and $9.3 million, respectively. Its total assets at June 30, 2003 of approximately $4.7 million consist principally of accounts receivable, inventory, and buildings.

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

Three months ended June 30, 2003

                              Licensing         Publishing      Toy Biz         Corporate            Total
                                                        (in thousands)
Net sales                     $56,750           $19,535          $13,681             --             $89,966
Gross profit                   56,750             9,817            6,257             --              72,824
Operating income (loss)        41,156*            6,169            2,314           (6,795)           42,844

Three months ended June 30, 2002
                              Licensing         Publishing      Toy Biz         Corporate            Total
                                                        (in thousands)
Net sales                     $17,156           $17,942          $35,841             --             $70,939
Gross profit                   16,995             9,256           10,429             --              36,680
Operating income (loss)        16,556*            6,213            1,137           (3,424)           20,482


(*) Includes equity in net income of joint venture of $2,162 and $5,341 for the three month periods ended June 30, 2003 and 2002, respectively.

Six months ended June 30, 2003
                              Licensing         Publishing      Toy Biz         Corporate            Total
                                                        (in thousands)

Net Sales                     $106,651          $ 34,747         $35,944              --           $177,342
Gross Profit                   106,651            18,202          15,063              --            139,916
Operating  Income               89,880*           11,211           8,251          (11,783)           97,559

Six months ended June 30, 2002

                              Licensing         Publishing      Toy Biz         Corporate             Total
                                                                    (in thousands)

Net Sales                    $ 26,328           $ 32,501         $69,332              --            $128,161
Gross Profit                   26,152             16,968          21,978              --              65,098
Operating  Income              20,776*             9,984           4,899           (5,901)            29,758

(*) Includes equity in net income of joint venture of $6,986 and $5,341 for the six month periods ended June 30, 2003 and 2002, respectively.


7.   COMMITMENTS AND CONTINGENCIES

Commitments

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commenced on April 1, 2001 and terminates on July 31, 2006. At June 30, 2003, approximately $4.4 million of lease payments are being guaranteed by Mr. Perlmutter

     The following table sets forth the Company's Contractual Cash Obligations as of June 30, 2003:

          Contractual
       Cash Obligations                                                 Payments Due By Period
----------------------------------------------------     ------------------------------------------------------------
                                                         Less than                               After
        (in thousands)                                    Total        1 Year      1-3 Years    4-5 Years     5 Years
----------------------------------------------------     --------     --------     --------     --------     --------
Long Term Debt                                           $150,962     $   --       $   --       $   --       $150,962
----------------------------------------------------     --------     --------     --------     --------     --------
Operating Leases                                           12,049        3,395        6,789        1,088          778
----------------------------------------------------     --------     --------     --------     --------     --------
Total Contractual
Cash Obligations                                         $163,011     $  3,395     $  6,789     $  1,088     $151,740
----------------------------------------------------     --------     --------     --------     --------     --------

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

     The Company has a contractual obligation under a studio agreement to spend approximately $1.0 million in advertising for the 2003/2004 broadcast years.

     The following table sets forth the Company's Other Commercial Commitments as of June 30, 2003:

        Other Commercial                                           Amount of Commitment
          Commitments                  Total                      Expiration Per Period
-------------------------------------------------------------------------------------------------------
                                                      Less than                               Over
         (in thousands)                                1 Year      1-3 Years   4-5 Years    5 Years
-------------------------------------------------------------------------------------------------------
Standby Letters of Credit             $5,444          $5,250        $194          $ -        $ -
-------------------------------------------------------------------------------------------------------

     The Company is obligated to make payments under various royalty agreements of approximately $5,074 and $35 (amounts in thousands) during the years ending December 31, 2003 and 2004, respectively.

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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Court's decision. On November 7, 2002, the United States Court of Appeals for the Second Circuit reversed the decision of the United States District Court for the Southern District of New York, which had granted the Company's motion for summary judgment and remanded the action to the District Court for trial. A non-jury trial was scheduled to begin on July 16, 2003, but has been stayed pending a decision of the Second Circuit Court of Appeals as to whether Mr. Simon is entitled to a jury trial. It is not known when the Second Circuit will rule on this issue, nor when a trial would be rescheduled.

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York State Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to vigorously defend against the claims made in this action on their merits.

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

     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc. ("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., filed suit against Sony Pictures Entertainment Inc. ("SPE") and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. As the Company has previously announced, the suit is not an attempt to stop production of the Spider-Man movie sequel or to change or upset any of the merchandising deals that are in place for the sequel. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleges, among other things, that MCI has breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man: The Movie to SPE's financial detriment. Marvel believes that SPE's claims are without merit and intends to vigorously defend against those claims.

     Administration Expense Claims Litigation. While the Company has settled substantially all Administration Expense Claims, litigation brought by the Company to contest some of those claims is still pending. At June 30, 2003, the Company had reserves (established in 1998) of $0.8 million for this purpose.

8.   INCOME TAXES

     The Company's effective tax rate for the six month period ended June 30, 2003 (16.0%) was lower than the Federal statutory rate due primarily to anticipated utilization of net operating loss ("NOL") carryforwards for which benefit was not previously recognized. At June 30, 2003, the Company has Federal NOL carryforwards of approximately $70.3 million, which are scheduled to expire in the years 2018 through 2020. All of the Company's remaining pre-acquisition Federal NOLs were utilized in the half ended June 30, 2003 and therefore, the Company recorded a non-cash tax provision of $11.2 million that reduced goodwill. Additionally, the Company has various state and local NOL carryforwards of approximately $402.8 million, which will expire in various jurisdictions in years 2005 through 2023. Despite these state and local NOLs, the Company is subject to tax in certain state and local jurisdictions.

     As of June 30, 2003, deferred tax assets (primarily Federal, state and local NOL carryforwards) continue to be fully reserved by valuation allowances. The Company had a cumulative tax loss for the three year period ended December 31, 2002 which effectively prevented any reduction in the amount of these valuation allowances.

     Although the Company has returned to income tax profitability, a portion of its income is associated with certain events and the success of certain products (i.e., release of feature films or the success of toy designs). Due to the inherent difficulty of forecasting these items, the Company has determined that it does not yet have sufficient positive evidence to recognize its deferred tax assets. The Company will re-evaluate the recognition of the Company's net deferred tax assets in the third and fourth quarters of this year. If the Company determines that sufficient evidence supports the recognition of the deferred tax assets in 2003, it may result in reducing the recorded valuation allowance by approximately $30 to $33 million. This reduction in the valuation allowance would be accounted for as a one-time credit to income tax expense in the period that the reduction is effected.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The IRS has proposed certain adjustments, to which the Company is responding. The effects of these adjustments are not expected to be material to the Company's financial position, results of operations or cash flows.

9.   JOINT VENTURE

     For the three months ended June 30, 2003 and 2002, the Company recognized $2.2 million and $5.3, in income, respectively, in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. For the six months ended June 30, 2003 and 2002, the Company recognized $7.0 million and $5.3, in income, respectively. The Company accounts for the activity of this joint venture under the equity method.

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


General

     The Company's businesses is divided into three segments: Toy Merchandising and Distribution, Publishing and Licensing.

Toy Merchandising and Distribution Segment

     The toy merchandising and distribution segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz (which closed its manufacturing operations in March 2003) designed, produced and sells kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $1.4 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $9.2 million and $9.3 million for the six months ended June 30, 2003 and 2002, respectively. Its total assets at June 30, 2003, of approximately $4.7 million consist principally of accounts receivable, inventory, land and buildings.

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

     Revenue recognized under license agreements during the three and six months ended June 30, 2003, and 2002 were generated within the following business categories:

                                  Marvel Enterprises - Licensing Division Categories

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                              2003             2002        2003            2002
                                              ----             ----        ----            ----
                                                   (in thousands)             (in thousands)
Apparel and accessories                      $ 12,800     $  1,815      $ 17,673     $  3,643
Entertainment (including studios, themed
attractions and electronic games)               9,373       11,995        37,281       17,809
Toys                                           27,183        1,324        42,794        1,861
Other                                           7,394        2,022         8,903        3,015
                                             --------     --------      --------     --------
Totals                                       $ 56,750     $ 17,156      $106,651     $ 26,328
                                             ========     ========      ========     ========

Results of Operations

Three months ended June 30, 2003 compared with the three months ended June 30, 2002

     The Company's net sales increased approximately $19.0 million to $90.0 million in the second quarter of 2003 from approximately $70.9 million in the second quarter of 2002. The increase is primarily due to improved performance within the Licensing segment with modest growth in publishing. Sales from the Licensing segment increased approximately $39.6 million to approximately $56.8 million in the second quarter of 2003, from approximately $17.2 million in the second quarter of 2002. This improvement reflects a combination of new licenses and royalty collections above minimum royalty payment guaranties associated with continuing licenses.

     The major categories of the improvements in Licensing activities were toys and apparel and accessories, predominantly driven by the release of The Hulk movie. Sales from the Publishing division increased approximately $1.6 million to approximately $19.5 million in the second quarter of 2003, from $17.9 million in the second quarter of 2002, fueled by increases in sales of custom publishing projects and advertising income. As anticipated, sales from the Toy segment decreased approximately $22.2 million to approximately $13.7 million in the second quarter of 2003, from approximately $35.8 million in the second quarter of 2002 primarily due to a decrease in the sales of action figures and accessories based on characters associated with Spider-Man: The Movie.

     Gross profit increased approximately $36.1 million to approximately $72.8 million in the second quarter of 2003, from approximately $36.7 million in the 2002 period. The growth in Licensing revenues, where gross profit as a percentage of sales approximates 100%, combined with the decrease in Toy sales (where gross profit as a percentage of sales approximated 46% for the three months ended June 30, 2003) increased the Company's gross profit as a percentage of sales to 81% in the second quarter of 2003, as compared to 52% in the second quarter of 2002.

     Selling, general and administrative expenses increased approximately $10.1 million to approximately $31.2 million, or approximately 35% of net sales in the second quarter of 2003, from approximately $21.1 million, or approximately 30% of net sales in the second quarter of 2002. The licensing division increased by $12.0 million, to $17.7 million, primarily due to higher royalty provisions for the share of merchandise license royalties owed to the Company's studio partners. General Corporate expenses increased approximately $3.4 million due to active litigation. Partially off-setting these increases, the Toy Biz division decreased approximately $5.1 million primarily due to lower selling expenses, specifically royalties, commissions and general overhead.

     For the three months ended June 30, 2003 and 2002, the Company recognized income of $2.2 million and $5.3, respectively, in connection with its share in a jointly owned limited partnership with Sony. The purpose of this joint venture is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. The Company accounts for the activity of this joint venture under the equity method.

     Net interest expense decreased approximately $3.7 million to approximately $4.0 million in the second quarter of 2003, as compared to approximately $7.8 million in the second quarter of 2002. The fourth quarter of 2002 prepayment of the HSBC term loan eliminated future amortization of all related deferred financing costs associated with such credit facility. Such amortization expense, classified as interest expense in the accompanying statement of operations, aggregated approximately $2.5 million during the second quarter of 2002.

     The Company's effective tax rate for the three month period ended June 30, 2003 (15.6%) was lower than the Federal statutory rate due primarily to anticipated utilization of net operating loss ("NOL") carryforwards for which benefit was not previously recognized. At June 30, 2003, the Company has Federal NOL carryforwards of approximately $70.3 million, which are scheduled to expire in the years 2018 through 2020. All of the Company's remaining pre-acquisition Federal NOLs were utilized in the quarter ended June 30, 2003 and therefore, the Company recorded a non-cash tax provision of $4.6 million in the quarter that reduced goodwill. Additionally, the Company has various state and local NOL carryforwards of approximately $402.8 million, which will expire in various jurisdictions in years 2005 through 2023. Despite these state and local NOLs, the Company is subject to tax in certain state and local jurisdictions.

     As of June 30, 2003, deferred tax assets (primarily Federal, state and local NOL carryforwards) continue to be fully reserved by valuation allowances. The Company had a cumulative tax loss for the three year period ended December 31, 2002 which effectively prevented any reduction in the amount of these valuation allowances.

     Although the Company has returned to income tax profitability, a portion of its income is associated with certain events and the success of certain products (i.e., release of feature films or the success of toy designs). Due to the inherent difficulty of forecasting these items, the Company has determined that it does not yet have sufficient positive evidence to recognize its deferred tax assets. The Company will re-evaluate the recognition of the Company's net deferred tax assets in the third and fourth quarters of this year. If the Company determines that sufficient evidence supports the recognition of the deferred tax assets, it would result in reducing the recorded valuation allowance by approximately $30 to $33 million. This reduction in the valuation allowance would be accounted for as a one-time credit to income tax expense in the period that the reduction is effected.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The IRS has proposed certain adjustments, to which the Company is responding. The effects of these adjustments are not expected to be material to the Company's financial position, results of operations or cash flows.

Six months ended June 30, 2003 compared with the six months ended June 30, 2002

     The Company's net sales increased approximately $49.2 million to $177.3 million for the six months ended June 30, 2003 from approximately $128.2 million for the six months ended June 30, 2002. The increase is primarily due to improved performance within the Licensing segment. Sales from the Licensing segment increased approximately $80.3 million to approximately $106.7 million for the six months ended June 30, 2003 from approximately $26.3 million for the six months ended June 30, 2002. This improvement reflects a combination of new licenses and royalty collections above minimum royalty payment guaranties associated with continuing licenses.

     The major categories of the improvements in Licensing activities were toys, entertainment and apparel and accessories, predominantly driven by the release of The Hulk movie. In addition, the company extended an interactive video game license in the period ending March 31, 2003 that added a significant amount of sales. Sales from the Publishing division increased approximately $2.2 million to approximately $34.7 million for the six months ended June 30, 2003 from $32.5 million for the six months ended June 30, 2002 primarily due to an increase in custom publishing and advertising income. As anticipated, sales from the Toy segment decreased approximately $33.4 million to approximately $35.9 million for the six months ended June 30, 2003 from approximately $69.3 million for the six months ended June 30, 2002 primarily due to a decrease in the sales of action figures and accessories based on characters associated with Spider-Man: The Movie.

     Gross profit increased approximately $74.8 million to approximately $139.9 million for the six months ended June 30, 2003 from approximately $65.1 million in the 2002 period. The growth in Licensing revenues, where gross profit as a percentage of sales approximates 100%, combined with the expected decrease in Toy sales (where gross profit as a percentage of sales approximated 42% for the six months ended June 30, 2003) increased the Company's gross profit as a percentage of sales to 79% in the second quarter of 2003, as compared to 51% for the six months ended June 30, 2002.

     Selling, general and administrative expenses increased approximately $8.4 million to approximately $47.6 million or approximately 27% of net sales for the six months ended June 30, 2003 from approximately $39.2 million or approximately 31% of net sales for the six months ended June 30, 2002. The licensing division increased by $13.0 million, to $23.7 million, primarily due to higher royalty provisions for the share of merchandise license royalties owed to the Company's studio partners. The Toy Biz division partially off-set this increase,
decreasing   approximately   $9.8  million  due  to  lower   selling   expenses,
specifically advertising and royalties. General Corporate expenses increased approximately $5.9 million to $11.8 million, primarily due to active litigation.

     For the six months ended June 30, 2003 and 2002, the Company recognized $7.0 million and $5.3 million in income, respectively, in connection with its share in a jointly owned limited partnership with Sony. The purpose of this joint venture is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. The Company accounts for the activity of this joint venture under the equity method.

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

     Net interest expense decreased approximately $7.4 million to approximately $8.3 million for the six months ended June 30, 2003 as compared to approximately $15.7 million for the six months ended June 30, 2002. The prepayment of the HSBC term loan in the fourth quarter of 2002 resulted in the elimination of amortization of deferred financing costs associated with such loan and the Security Agreement entered into by the Company and Mr. Isaac Perlmutter, which amounted to approximately $5.0 million during the six month period ended June 30, 2002, as well as cash interest savings of approximately $1.0 million.

     The Company's effective tax rate for the six month period ended June 30, 2003 (16.0%) was lower than the Federal statutory rate due primarily to anticipated utilization of net operating loss ("NOL") carryforwards for which benefit was not previously recognized. At June 30, 2003, the Company has Federal NOL carryforwards of approximately $70.3 million, which are scheduled to expire in the years 2018 through 2020. All of the Company's remaining pre-acquisition Federal NOLs were utilized in the half ended June 30, 2003 and therefore, the Company recorded a non-cash tax provision of $11.2 million that reduced goodwill. Additionally, the Company has various state and local NOL carryforwards of approximately $402.8 million, which will expire in various jurisdictions in years 2005 through 2023. Despite these state and local NOLs, the Company is subject to tax in certain state and local jurisdictions.

     As of June 30, 2003, deferred tax assets (primarily Federal, state and local NOL carryforwards) continue to be fully reserved by valuation allowances. The Company had a cumulative tax loss for the three year period ended December 31, 2002 which effectively prevented any reduction in the amount of these valuation allowances.

     Although the Company has returned to income tax profitability, a portion of its income is associated with certain events and the success of certain products (i.e., release of feature films or the success of toy designs). Due to the inherent difficulty of forecasting these items, the Company has determined that it does not yet have sufficient positive evidence to recognize its deferred tax assets. The Company will re-evaluate the recognition of the Company's net deferred tax assets in the third and fourth quarters of this year. If the Company determines that sufficient evidence supports the recognition of the deferred tax assets in 2003, it may result in reducing the recorded valuation allowance by approximately $30 to $33 million. This reduction in the valuation allowance would be accounted for as a one-time credit to income tax expense in the period that the reduction is effected.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The IRS has proposed certain adjustments, to which the Company is responding. The effects of these adjustments are not expected to be material to the Company's financial position, results of operations or cash flows.

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

     Net cash provided by operating activities was approximately $82.0 million for the six months ended June 30, 2003 as compared to net cash provided by operating activities of $23.7 million for the six months ended June 30, 2002.

     At June 30, 2003, the Company had working capital of $128.5 million.

     In an effort to reduce the redemption and dividend requirements associated with the Company's 8% Preferred Stock, the Company completed an Exchange Offer on November 18, 2002, when approximately 17.6 million (85%) shares of its 8% Preferred Stock were tendered in exchange for its common stock. Under the Exchange Offer, 1.39 shares of common stock were issued for every share of 8% Preferred Stock tendered. In the fourth quarter of 2002, the Company recorded a non-cash charge of $55.3 million (representing the fair value of the additional common shares issued in the Exchange Offer) as a preferred dividend in connection with this exchange. Under the terms of the 8% Preferred Stock, the Company was able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days (ending March 18, 2003) on which the closing price of the Company's common stock exceeded $11.55 per share. As a result, and as the Company announced on March 19, 2003, the Company forced the conversion of all of the outstanding 8% Preferred Stock. The conversion extinguished the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $10.00 per share in cash in 2011. The conversion was effective on March 30, 2003. Earnings per share in 2003 will be impacted by a full-year effect of the additional common shares and the elimination of the preferred stock dividend associated with those shares exchanged.

     The Company estimates that it may be required to pay approximately $0.8 million of additional Administration Expense Claims, although there can be no assurance as to the amount the Company will be required to pay.

     The Company will be required to make a cash payment to MEG's unsecured creditors at such time as the amount thereof is determined. The Company initially deposited $8 million into a trust account to satisfy the maximum amount of such payment. Cumulatively, through June 30, 2003, the Company received approximately $2.2 million back from the trust account, primarily as a result of a settlement with the National Basketball Association. The balance in the trust account as of June 30, 2003 is approximately $3.0 million.

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

     On November 30, 2001, the Company and HSBC Bank USA entered into the HSBC Credit Facility comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The term loan bore interest at the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. On August 30, 2002, the Company prepaid $10.0 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility. On December 12, 2002, the Company prepaid the remaining $22.4 million of the term loan and recorded an additional charge of $7.7 million for the write-off the remaining unamortized deferred financing costs associated with this facility. Approximately $15.8 million of letters of credit previously issued by Object Trading Corp, a corporation wholly owned by Isaac Perlmutter, were replaced, in connection with the establishment of the HSBC Credit Facility, by letters of credit issued by HSBC Bank USA. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of June 30, 2003, $5.4 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

     In consideration for the HSBC Credit Facility in 2001, the Company issued warrants to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants had an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of approximately $2.0 million was initially included in deferred financing costs. Due to the prepayment of the term loan, the related unamortized deferred financing costs which were being amortized over the initial three year term of the HSBC Credit Facility using the effective interest method were subsequently written off on an accelerated basis as of December 31, 2002. In December 2002, HSBC exercised 500,000 warrants and received 295,110 shares of common stock under a Cashless Exercise Ratio provision of the warrants. Warrants to purchase 250,000 common shares were exercised in February 2003 and no warrants issued to HSBC were outstanding at June 30, 2003.

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

The following table sets forth the Company's Contractual Cash Obligations as of June 30, 2003:

          Contractual
       Cash Obligations                                Payments Due By Period
---------------------------------------------------------------------------------------------
                                              Less than                               After
        (in thousands)            Total        1 Year      1-3 Years    4-5 Years    5 Years
----------------------------     --------     --------     ---------    ---------    --------
Long Term Debt                   $150,962     $    ---     $    ---     $    ---     $150,962
----------------------------     --------     --------     --------     --------     --------
Operating Leases                   12,049        3,395        6,789        1,088          778
----------------------------     --------     --------     --------     --------     --------
Total Contractual
Cash Obligations                 $163,011     $  3,395     $  6,789     $  1,088     $151,740
----------------------------     --------     --------     --------     --------     --------


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

     The Company has a contractual obligation under a studio agreement to spend approximately $1.0 million in advertising for the 2003/2004 broadcast years.


     The following table sets forth the Company's Other Commercial Commitments as of June 30, 2003:

        Other Commercial                                           Amount of Commitment
          Commitments                  Total                      Expiration Per Period
-------------------------------------------------------------------------------------------------------
                                                      Less than                               Over
         (in thousands)                                1 Year      1-3 Years   4-5 Years    5 Years
-------------------------------------------------------------------------------------------------------
Standby Letters of Credit              $5,444          $5,250        $194        $ -           $ -
-------------------------------------------------------------------------------------------------------

     The Company is obligated to make payments under various royalty agreements of approximately $5,074 and $35 (amounts in thousands) during the years ending December 31, 2003 and 2004, respectively.

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

     Market risks related to the Company's operations result primarily from changes in interest rates. At June 30, 2003, the Company's Senior Notes bore interest at a fixed rate. A 10% increase or decrease in the interest rate on the Company's credit facility might have a significant future impact on the Company's financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

     Based upon their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York. The complaint alleges that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The suit seeks a declaration that Marvel Characters, Inc., not Mr. Simon, is the rightful owner of the Captain America character. In February 2002, the Court granted the Company's motion for summary judgment. Simon appealed the Court's decision. On November 7, 2002, the United States Court of Appeals for the Second Circuit reversed the decision of the United States District Court for the Southern District of New York, which had granted the Company's motion for summary judgment and remanded the action to the District Court for trial. A non-jury trial was scheduled to begin on July 16, 2003, but has been stayed pending a decision of the Second Circuit Court of Appeals as to whether Mr. Simon is entitled to a jury trial. It is not known when the Second Circuit will rule on this issue, nor when a trial would be rescheduled.

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (the "Marvel Defendants") in New York State Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. Marvel intends to vigorously defend against the claims made in this action on their merits.

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

     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc. ("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., filed suit against Sony Pictures Entertainment Inc. ("SPE") and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. As the Company has previously announced, the suit is not an attempt to stop production of the Spider-Man movie sequel or to change or upset any of the merchandising deals that are in place for the sequel. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleges, among other things, that MCI has breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man: The Movie to SPE's financial detriment. Marvel believes that SPE's claims are without merit and intends to vigorously defend against those claims.

     Administration Expense Claims Litigation. While the Company has settled substantially all Administration Expense Claims, litigation brought by the Company to contest some of those claims is still pending. At June 30, 2003, the Company had reserves (established in 1998) of approximately $0.8 million for this purpose.

Item 4. Submission of Matters to a Vote of Security Holders

     The only matters submitted to a vote of security holders during the second quarter of 2003 were those voted upon at the Company's Annual Meeting of Stockholders held on May 8, 2003. At the meeting, (i) Avi Arad, Lawrence Mittman and Richard L. Solar were elected as directors and (ii) the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2003 was ratified.

     For the election of Avi Arad to the board of directors, votes cast at the meeting were 58,390,651 "For" and 451,750 withheld; for the election of Lawrence Mittman to the board of directors, votes cast were 58,335,644 "For" and 506,708 withheld; for the election of Richard L. Solar to the board of directors, votes cast were 58,509,901 "For" and 332,451 withheld; and for the ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2003, votes cast were 57,698,666 "For" and 1,117,208 "Against," with 25,467 votes abstaining. There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

          31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

          32 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

     b)   Reports on Form 8-K

          The Registrant filed the following report on Form 8-K during the quarter ended June 30, 2003:

          1. Current Report on Form 8-K dated May 6, 2003, reporting Items 7 and 9.*

          *As disclosed in the Form 8-K, the information included in Section 9 was intended to be included in "Item 12. Disclosure of Results of Operations and Financial Condition" and was included under Item 9 in accordance with the Securities and Exchange Commission's Release Nos. 33-8216; 34-47583.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        MARVEL ENTERPRISES, INC.
                                        (Registrant)

Dated: August 12, 2003                  By: /s/ Allen S. Lipson
                                        -------------------------------
                                        Allen S. Lipson
                                        President and Chief Executive Officer


Dated: August 12, 2003                  By: /s/ Kenneth P. West
                                        ----------------------------------------
                                        Kenneth P. West
                                        Chief Financial Officer