Form 10-Q
period 2003-09-30
MARVEL ENTERPRISES INC
filed 2003-11-10
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]   No  [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]   No  [ ]

At November 7, 2003, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 71,968,569. This number does not include 7,394,000 shares of the registrant's common stock held by a wholly owned subsidiary of the registrant.

                                TABLE OF CONTENTS



                                                                                                              Page
                                                                                                              ----

PART I.  FINANCIAL INFORMATION

           Item 1.      Financial Statements (unaudited)........................................                 1

                        Consolidated Balance Sheets as of September 30, 2003
                        and December 31, 2002 ..................................................                 1

                        Consolidated Statements of Income and Comprehensive Income for the Three
                        and Nine Months Ended September 30, 2003 and 2002.......................                 2

                        Consolidated Statements of Cash Flows for the Nine Months Ended September
                        30, 2003 and 2002.......................................................                 3

                        Notes to Consolidated Financial Statements..............................                 4

           Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................................                14

                        General.................................................................                14

                        Results of Operations...................................................                15

                        Liquidity and Capital Resources.........................................                18

           Item 3.      Quantitative and Qualitative Disclosures About Market
                        Risk....................................................................                20

           Item 4.      Controls and Procedures.................................................                21

PART II.  OTHER INFORMATION

           Item 1.      Legal Proceedings.......................................................                22

           Item 6.      Exhibits and Reports on Form 8-K........................................                23

 SIGNATURES             ........................................................................                24

PART I. FINANCIAL INFORMATION
-----------------------------

        Item 1. Condensed Consolidated Financial Statements

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     September 30,  December 31,
                                                         2003          2002
                                                         ----          ----
ASSETS                                               (unaudited)
Current assets:
 Cash ................................................     $ 17,733   $ 53,690
 Certificates of deposit and commercial paper ........      193,507       --
 Accounts receivable, net ............................       42,980     43,420
 Inventories, net ....................................       10,269     16,036
 Distribution receivable from joint venture, net .....        1,413      3,884
 Deferred Federal income tax .........................       33,967       --
 Deferred financing costs ............................          667        667
 Prepaid expenses and other current assets ...........        6,639      6,700
                                                         ---------- ----------

     Total current assets ............................      307,175    124,397

Goodwill, net ........................................      350,500    365,604
Other intangibles, net ...............................          414        649
Molds, tools and equipment, net ......................        6,016      6,997
Product and package design costs, net ................        1,445        859
Accounts receivable, non-current portion .............       19,470     17,284
Deferred charges and other assets ....................           53         65
Deferred financing costs .............................        2,946      3,446
                                                         ---------- ----------
     Total assets ....................................     $688,019   $519,301
                                                         ========== ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ....................................    $   6,638  $  11,607
 Accrued expenses and other current liabilities ......       75,853     52,708
 Deferred revenue and distributions in excess of
  equity in joint venture ............................       10,493     27,478
                                                         ---------- ----------

     Total current liabilities .......................       92,984     91,793
                                                         ---------- ----------

 Senior notes ........................................      150,962    150,962
 Other ...............................................        3,237        897
                                                         ---------- ----------

     Total liabilities ...............................      247,183    243,652
                                                         ---------- ----------

Redeemable cumulative convertible
         exchangeable preferred stock ................         --       32,780
                                                         ---------- ----------

Stockholders' equity
 Common stock ........................................          793        685
 Additional paid-in capital ..........................      546,869    486,106
 Accumulated other comprehensive loss ................       (2,442)    (2,548)
 Accumulated deficit .................................      (71,429)  (208,419)
                                                         ---------- ----------

     Total stockholders' equity before treasury stock       473,791    275,824
Treasury stock .......................................      (32,955)   (32,955)
                                                         ---------- ----------

     Total stockholders' equity ......................      440,836    242,869
                                                         ---------- ----------

     Total liabilities, redeemable convertible
         preferred stock and stockholders' equity.....    $ 688,019  $ 519,301
                                                         ========== ==========

           The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)



                                                                       Three Months                   Nine Months
                                                                    Ended September 30,            Ended September 30,

                                                                   2003           2002              2003        2002
                                                                   ----           ----              ----        ----


Net sales ....................................................   $  84,536    $  84,378         $ 261,878    $ 212,539
Cost of sales ................................................      20,208       41,100            57,634      104,163
                                                               -----------  -----------       -----------  -----------
Gross profit .................................................      64,328       43,278           204,244      108,376
                                                               -----------  -----------       -----------  -----------
Operating expenses:
     Selling, general and administrative .....................      22,569       16,015            70,163       55,188
     Depreciation and amortization ...........................       1,051        1,675             2,808        3,897
                                                               -----------  -----------       -----------  -----------
     Total operating expenses ................................      23,620       17,690            72,971       59,085
Other Income .................................................         870          366             1,413        1,040
Equity in net income of joint venture ........................       1,500        1,785             8,486        7,126
                                                               -----------  -----------       -----------  -----------
Operating income .............................................      43,078       27,739           141,172       57,457
Interest expense, net ........................................       4,239       12,086            13,072       27,725
                                                               -----------  -----------       -----------  -----------
Income before provision for income taxes and cumulative effect
of change in accounting principle ............................      38,839       15,653           128,100       29,732
Income tax provision (benefit) - current......................       3,212          941             6,331        1,651
                               - deferred......................    (27,551)       4,076           (16,384)       8,304
                                                               -----------  -----------       -----------  -----------
Income before cumulative effect of change in accounting
principle ....................................................      63,178       10,636           138,153       19,777
Cumulative effect of change in accounting principle, net of
income tax benefit of $2.8 million ...........................        --            175               --        (4,386)
                                                               -----------  -----------       -----------  -----------
Net income ...................................................      63,178       10,811           138,153       15,391
Less: preferred dividend requirement .........................        --          4,080             1,163       12,216
                                                               -----------  -----------       -----------  -----------
      Net income attributable to common stock ................   $  63,178    $   6,731         $ 136,990    $   3,175
                                                               ===========  ===========       ===========  ===========

Basic earnings per share before cumulative effect of change in
accounting principle .........................................   $    0.93    $    0.19         $    2.10    $    0.21
Cumulative effect of change in accounting principle ..........        --           --                --          (0.12)
                                                               -----------  -----------       -----------  -----------
Basic earnings per share attributable to common stock ........   $    0.93    $    0.19         $    2.10    $    0.09
                                                               ===========  ===========       ===========  ===========
Weighted average number of basic shares outstanding ..........      67,763       36,292            65,171       35,560
                                                               ===========  ===========       ===========  ===========

Diluted earnings per share before cumulative effect of change
in accounting principle ......................................   $    0.85    $    0.17         $    1.84    $    0.19
Cumulative effect of change in accounting principle ..........        --           --                --          (0.11)
                                                               -----------  -----------       -----------  -----------
Diluted earnings per share attributable to common stock ......   $    0.85    $    0.17         $    1.84    $    0.08
                                                               ===========  ===========       ===========  ===========
Weighted average number of diluted shares outstanding ........      74,214       40,586            75,226       40,448
                                                               ===========  ===========       ===========  ===========

Comprehensive income
     Net income ..............................................   $  63,178    $  10,811         $ 136,990    $  15,391
     Other comprehensive loss ................................         (35)         868              (105)        (512)
                                                               -----------  -----------       -----------  -----------
     Comprehensive income ....................................   $  63,143    $  11,679         $ 136,885    $  14,879
                                                               ===========  ===========       ===========  ===========


            The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                    Nine Months
                                                                                Ended September 30,
                                                                               2003             2002
                                                                               ----             ----

Cash flows from operating activities:
   Net income ............................................................   $ 138,153    $  15,391
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ........................................       2,808        3,897
    Amortization of deferred financing costs .............................         500       11,939
    Other ................................................................       1,273         --
    Deferred income taxes ................................................     (16,384)       8,304
    Cumulative effect of change in accounting principle, net of income tax
    benefit ..............................................................        --          4,386
    Equity in net income from joint venture ..............................      (8,486)      (7,126)
    Changes in operating assets and liabilities:
       Accounts receivable ...............................................      (1,746)        (168)
       Inventories .......................................................       5,767        1,327
       Income tax receivable .............................................        --            334
       Distributions received from joint venture .........................      13,642        1,664
       Prepaid expenses and other current assets .........................          61        9,686
       Deferred charges and other assets .................................          12           38
       Accounts payable, accrued expenses and other current ..............
       liabilities .......................................................        (886)       4,453
                                                                             ---------    ---------
   Net cash provided by operating activities .............................     134,714       54,125
                                                                             ---------    ---------

 Cash flows from investing activities:
      Payment of administrative claims and unsecured claims, net .........        (641)      (3,360)
      Purchases of molds, tools and equipment ............................        (814)      (1,298)
      Expenditures for product and package design ........................      (1,484)        (805)
      Purchases of certificates of deposit and commercial paper ..........    (193,507)        --
      Other ..............................................................         254           (1)
                                                                             ---------    ---------
  Net cash used in investing activities ..................................    (196,192)      (5,464)
                                                                             ---------    ---------

 Cash flows from financing activities:
      Deferred financing costs ...........................................        --           (196)
      Exercise of warrants and stock options .............................      25,521        1,266
      Repayment of Credit Facility .......................................        --        (13,086)
                                                                             ---------    ---------
  Net cash provided (used in) by financing activities ....................      25,521      (12,016)
                                                                             ---------    ---------
 Net (decrease) increase in cash and cash equivalents ....................     (35,957)      36,645
 Cash and cash equivalents, at beginning of period .......................      53,690       21,591
                                                                             ---------    ---------
 Cash and cash equivalents, at end of period .............................   $  17,733    $  58,236
                                                                             =========    =========

Supplemental disclosures of cash flow information:
     Interest paid during the period .....................................   $   9,058    $  19,955
     Income taxes paid during the period .................................       2,791          194

Non-cash transactions:
     Preferred stock dividends ...........................................   $   1,163    $  12,216
     Conversion of preferred stock to common stock .......................      33,943       12,102
     Warrants issued in connection with credit facility ..................        --          2,567

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (unaudited)


      1. BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2003 are not necessarily indicative of those for the full year ending December 31, 2003. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain prior period amounts have been re-classified to conform with the current period's presentation.

      2. SIGNIFICANT ACCOUNTING POLICIES

     SFAS 148 - Accounting for Stock Based Compensation - On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provided alternative methods of transition to the fair value method of accounting for stock-based compensation of SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 148 also amended the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements.

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


                                                                                       Three Months Ended       Nine Months Ended
                                                                                          September 30,           September 30,
                                                                                     ------------------------ ----------------------
                                                                                        2003        2002         2003       2002
                                                                                        ----        ----         ----       ----
                                                                                         (in thousands, except per share data)
Net income, as reported .....................................................         $ 63,178    $ 10,811      $138,153  $ 15,391
Net income attributable to common stock, as reported ........................           63,178       6,731       136,990     3,175
Net income per share attributable to common stock - basic, as reported ......           $0.93       $0.19         $2.10     $0.09
Net income per share attributable to common stock - diluted, as reported ....           $0.85       $0.17         $1.84     $0.08
Stock based employee compensation cost, net of tax, if SFAS 123 was applied .           1,489        561          4,381     1,832
Pro forma net income ........................................................           61,689      10,250       133,772    13,559
Pro forma net income attributable to common stock ...........................           61,689       6,170       132,609     1,343
Pro forma net income per share attributable to common stock  - basic ........           $0.91       $0.17         $2.03     $0.04
Pro forma net income per share attributable to common stock - diluted .......           $0.83       $0.15         $1.76     $0.03

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)

      The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 2000: risk free interest rates ranging from 6.12% to 6.72%; no dividend yield; expected volatility of 0.550; and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.920; and expected life of three years. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of five years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.17%; no dividend yield; expected volatility of 0.646; and expected life of five years. The Black Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future periods.

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)


      3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS


                                                                          September 30,       December 31,
                                                                              2003                2002
                                                                              ----                ----
                                                                                   (in thousands)

Accounts receivable, net, consist of the following:
   Accounts receivable ..................................................     $60,172            $62,835
   Less allowances for:
     Doubtful accounts ..................................................      (6,474)            (7,459)
     Advertising, markdowns, returns, volume, discounts and other .......     (10,718)           (11,956)
                                                                            ---------          ---------
                                                                              $42,980            $43,420
                                                                            =========          =========
Inventories, net, consist of the following:
   Toys:
     Finished goods .....................................................      $2,307             $7,566
     Component parts, raw materials and work-in-process .................          94                706
                                                                            ---------          ---------
       Total toys .......................................................       2,401              8,272
   Publishing:
     Finished goods .....................................................       2,163              1,786
     Editorial and raw materials ........................................       5,705              5,978
                                                                            ---------          ---------
       Total publishing .................................................       7,868              7,764
                                                                            ---------          ---------
       Total ............................................................     $10,269            $16,036
                                                                            =========          =========
Molds, tools and equipment, net, consists of the following:
    Molds, tools and equipment ..........................................      $5,356             $4,971
    Office equipment and other ..........................................      10,814             11,676
    Less accumulated depreciation and amortization ......................     (10,154)            (9,650)
                                                                            ---------          ---------
      Total .............................................................      $6,016             $6,997
                                                                            =========          =========
Product and package design costs, net, consists of the following:
    Product design costs ................................................      $3,730             $2,720
    Package design costs ................................................       1,612              1,138
    Less accumulated amortization .......................................      (3,897)            (2,999)
                                                                            ---------          ---------
      Total .............................................................      $1,445               $859
                                                                            =========          =========
Goodwill, net, consists of the following:
   Goodwill .............................................................    $426,799           $441,903
   Less accumulated amortization ........................................     (76,299)           (76,299)
                                                                            ---------          ---------
      Total .............................................................    $350,500           $365,604
                                                                            =========          =========
Other intangibles, net, consists of the following:
   Patents ..............................................................      $3,186             $3,186
   Intangibles ..........................................................       1,263              1,264
   Less accumulated amortization ........................................      (4,035)            (3,801)
                                                                            ---------          ---------
      Total .............................................................        $414               $649
                                                                            =========          =========
Accrued expenses and other current liabilities consists of the following:
   Royalties ............................................................     $33,063            $12,800
   Inventory purchases ..................................................       5,833              4,130
   Income taxes payable .................................................       4,759              2,218
   Bonuses ..............................................................       4,453              4,302
   Acquisition accruals .................................................       1,016              1,184
   Accrued expenses - Fleer sale including pension benefits .............       4,771              4,982
   Pre-acquisition litigation charge ....................................        --                3,000
   Litigation and legal accruals ........................................       3,340              4,564
   Interest expense .....................................................       5,573                926
   Other accrued expenses ...............................................      13,045             14,602
                                                                            ---------          ---------
     Total ..............................................................     $75,853            $52,708
                                                                            =========          =========

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)


      4. SHARES OUTSTANDING

    The total number of shares of common stock outstanding as of September 30, 2003 was 71,896,236, net of treasury shares; assuming the exercise of all outstanding warrants and stock options, the number of shares would be 81,101,533.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                                Three Months Ended          Nine Months Ended
                                                                   September 30               September 30
                                                           --------------------------------------------------------
                                                               2003           2002          2003          2002
                                                               ----           ----          ----          ----

Numerator:
     Net income                                                  $63,178      $10,811       $138,153     $15,391
     Preferred dividends                                            ----       (4,080)        (1,163)    (12,216)
                                                           ------------- ------------ -------------- -----------
     Numerator for basic earnings per share -                     63,178        6,731        136,990       3,175
     Preferred dividends*                                           ----         ----          1,163        ----
                                                           ------------- ------------ -------------- -----------
     Numerator for diluted earnings per share                    $63,178       $6,731       $138,153      $3,175
                                                           ============= ============ ============== ============

Denominator:
     Weighted average common shares outstanding                   67,763       36,292         65,171      35,560
     Effect of dilutive warrants/options                           6,451        4,294          8,946       4,888
     Effect of dilutive redeemable cumulative
        exchangeable preferred stock**                              ----         ----          1,109        ----
                                                           ------------- ------------ -------------- -----------

     Denominator for diluted earnings per share -
     adjusted weighted average common shares and
     assumed conversions                                          74,214       40,586         75,226      40,448
                                                           ============= ============ ============== ============

Basic earnings per share                                           $0.93        $0.19          $2.10       $0.09
                                                           ============= ============ ============== ============
Diluted earnings per share                                         $0.85        $0.17          $1.84       $0.08
                                                           ============= ============ ============== ============

* In accordance with the provisions of SFAS 128 "Earnings Per Share", under the if-converted method, preferred dividends applicable to convertible preferred stock are added back to the numerator and the resulting common shares are included in the denominator for the entire period being presented.

** The calculation of diluted earnings per share does not include the assumed conversion of convertible preferred stock for the three and nine months ended September 30, 2002, as such would be anti-dilutive.

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)


      5. SEGMENT INFORMATION

     The Company's business is divided into three segments: Toy Merchandising and Distribution, Publishing and Licensing.

Toy Merchandising and Distribution Segment

      The toy merchandising and distribution segment (Toy Biz) designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz (which closed its manufacturing operations in March 2003) designed, produced and sold kites, and continues to sell existing inventory, in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $0.6 million and $1.2 million for the three month periods ended September 30, 2003 and 2002, respectively. For the nine month period ended September 30, 2003 and 2002, Spectra Star's sales amounted to approximately $9.8 million and $10.5 million, respectively. Its total assets at September 30, 2003 of approximately $4.8 million consist principally of accounts receivable, inventory, land and buildings.

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


Three month period ended September 30, 2003
-------------------------------------------
                                                   Licensing       Publishing            Toy Biz      Corporate            Total
                                                   ---------       ----------            -------      ---------            -----
                                                                                  (in thousands)

Net sales                                             $41,638         $19,553            $23,345           ----          $84,536
Gross profit                                           41,638          10,322             12,368                          64,328
Operating income (loss)                               *30,267           7,042              8,212        (2,443)           43,078

Three month period ended September 30, 2002
-------------------------------------------
                                                    Licensing      Publishing            Toy Biz      Corporate            Total
                                                    ---------      ----------            -------      ---------            -----
                                                                                  (in thousands)

Net sales                                             $25,007         $15,345            $44,026           ----          $84,378
Gross profit                                           24,008           7,140             12,130                          43,278
                                                                                                           ----
Operating income (loss)                               *22,514           4,433              4,151        (3,359)           27,739

(*) Includes equity in net income of joint venture of $1,500 and $1,785 for the three month periods ended September 30, 2003 and 2002, respectively.

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)


Nine month period ended September 30, 2003
------------------------------------------
                                                    Licensing      Publishing      Toy Biz            Corporate            Total
                                                    ---------      ----------      -------            ---------            -----
                                                                                  (in thousands)

Net Sales                                            $148,289         $54,300            $59,289           ----         $261,878
Gross Profit                                          148,289          28,525             27,430                         204,244
Operating Income (loss)                              *120,332          18,301             16,765       (14,226)          141,172

Nine month period ended September 30, 2002
------------------------------------------
                                                    Licensing      Publishing      Toy Biz            Corporate            Total
                                                    ---------      ----------      -------            ---------            -----
                                                                                  (in thousands)

Net Sales                                             $51,335         $47,846           $113,358           ----         $212,539
Gross Profit                                           50,161          24,107             34,108                         108,376
                                                                                                           ----
Operating Income (loss)                               *43,270          14,397              9,050        (9,260)           57,457

(*) Includes equity in net income of joint venture of $8,486 and $7,126 for the nine month periods ended September 30, 2003 and 2002, respectively.

      6. COMMITMENTS AND CONTINGENCIES

Commitments

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commenced on April 1, 2001 and terminates on July 31, 2006. At September 30, 2003, approximately $4.4 million of lease payments are being guaranteed by Mr. Perlmutter.

     The following table sets forth the Company's Contractual Cash Obligations as of September 30, 2003:


-----------------------------------------------------------------------------------------------------------------------
            Contractual
          Cash Obligations                                        Payments Due By Period
-----------------------------------------------------------------------------------------------------------------------
                                                      Less than                                            After
           (in thousands)               Total          1 Year          1-3 Years        4-5 Years         5 Years
-----------------------------------------------------------------------------------------------------------------------
Long Term Debt                        $   150,962  $       ---       $       ---      $       ---     $       150,962
-----------------------------------------------------------------------------------------------------------------------
Operating Leases                           11,204        3,401             6,285              846                 672
-----------------------------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations                      $   162,166  $     3,401       $     6,285      $       846     $       151,634
-----------------------------------------------------------------------------------------------------------------------

     The Company has a contractual obligation under a studio agreement to spend approximately $1.0 million in advertising for the 2003/2004 broadcast years.

     The following table sets forth the Company's Other Commercial Commitments as of September 30, 2003:


------------------------------------------------------------------------------------------------------------------------
           Other Commercial                                                     Amount of Commitment
             Commitments                       Total                           Expiration Per Period
------------------------------------------------------------------------------------------------------------------------
                                                                Less than                                     Over
            (in thousands)                                       1 Year        1-3 Years     4-5 Years      5 Years
------------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                $       5,444        $    5,250      $      194   $       -      $       -
------------------------------------------------------------------------------------------------------------------------

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)


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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York, alleging that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The parties announced their settlement of this matter on September 26, 2003 and the effects on the operating results and financial position of the Company weren't material.

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (a wholly owned subsidiary of the Company) (the "Marvel Defendants") in New York State Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties have reached a proposed settlement in which the retailers and resellers would receive a credit to their account with Marvel's exclusive distributor, depending on their prior purchases of certain comic book issues. The parties have tendered that settlement to the Court for approval. It is not known when the Court will act on this matter or how long it will take for final approval of the settlement. In the event the matter does not settle, Marvel intends to defend vigorously against the claims made in this action on their merits.

     Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced an action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 employment agreement. Mr. Lee claims the right to a 10% profit participation in connection with the Spider-Man movie and other film and television productions that utilize Marvel characters. Pursuant to the terms of the Employment Agreement, the Company is currently paying Mr. Lee a salary of $1.0 million per year and believes that Mr. Lee's claim is without merit. Marvel has answered the complaint and denied all of its material allegations. The action is currently in the discovery phase and no trial date has been set.

     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc. ("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., filed suit against Sony Pictures Entertainment Inc. ("SPE") and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. As the Company has previously announced, the suit is not an attempt to stop production of the Spider-Man movie sequel or to change or upset any of the merchandising deals that are in place for the sequel. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleges, among other things, that MCI has breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man: The Movie to SPE's financial detriment. Marvel believes

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)


that SPE's claims are without merit and intends to defend vigorously against those claims. The action is currently in the discovery phase and no trial date has been set.

     Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series (the "Tribune License"). Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit, which alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortious interference with contract, all arising from the Tribune License, was settled between the Company and Fox in February 2003. According to the action filed by Tribune on October 30, 2003, Tribune settled with Fox on October 3, 2003. Tribune's October 30, 2003 complaint against the Company alleges that the Company misrepresented the rights it was granting to Tribune in the Tribune License, and that the Company breached its warranty in the Tribune License that the Mutant X property did not conflict with the rights of any third party. The Company believes that Tribune's claims are without merit and intends to defend vigorously against them.


      7. INCOME TAXES

     The Company's effective tax rate for the nine month period ended September 30, 2003 (7.8%) was lower than the Federal statutory rate due primarily to release of a portion of the valuation allowance against deferred tax assets applicable to the anticipated utilization of net operating loss (NOL) carryforwards (principally Federal NOLs) for which benefit was not previously recognized. At September 30, 2003, the Company has Federal NOL carryforwards of approximately $70.6 million, which are scheduled to expire in 2020. All of the Company's pre-acquisition Federal NOLs have been fully utilized by September 30, 2003 and therefore, the Company's income tax credit for the nine month period ended September 30, 2003 includes a non-cash tax provision of $15.1 million that reduced goodwill, including approximately $4 million during the quarter ended September 30, 2003. Additionally, the Company has various state and local NOL carryforwards of approximately $404.6 million, which will expire in various jurisdictions in years 2004 through 2022. The state and local NOLs are not expected to be utilized in the near future, and further, the Company continues to be subject to tax in certain state and local jurisdictions.

     Due to the inherent difficulty of forecasting certain events and the success of certain products (e.g., release of feature films or the success of toy designs), the Company previously determined that it did not have sufficient positive evidence to recognize its deferred tax assets at such time. However, as a result of the income generated through September 30, 2003 and the Company's near-term forecasts, as of September 30, 2003, the Company has determined that it does have sufficient positive evidence to recognize its deferred tax assets and, therefore, the valuation allowance against Federal deferred tax assets (principally Federal NOLs) was released. Deferred tax assets with respect to state and local NOLs continue to be fully reserved by recorded valuation allowances. Release of the valuation allowance resulted in a one-time $31.5 million ($0.42 basic and diluted per share for the three and nine month periods ended September 30, 2003, respectively) deferred tax benefit, which was fully recognized as a credit to income tax expense in the three month period ended September 30, 2003.

     The Company remains under examination by the Internal Revenue Service for the 1995 through 1998 years. The IRS has proposed certain adjustments, to which the Company is responding. The effects of these adjustments are not expected to be material to the Company's financial position, results of operations or cash flows.

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2003
                                   (unaudited)


      8. JOINT VENTURE

     For the three month periods ended September 30, 2003 and 2002, the Company recognized $1.5 million and $1.8 million, in income, respectively, in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. For the nine month periods ended September 30, 2003 and 2002, the Company recognized $8.5 million and $7.1 million, in income, respectively. The Company accounts for the activity of this joint venture under the equity method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the
Company: (i) a decrease in the level of media exposure or popularity of the Company's characters, (ii) financial difficulties of the Company's licensees,
(iii) changing consumer preferences, (iv) movie- and television-production delays and cancellations, (v) toy-production delays or shortfalls, continued concentration of toy retailers, and toy inventory risk, (vi) the imposition of quotas or tariffs on products manufactured in China, (vii) any effect of Severe Acute Respiratory Syndrome on our manufacturers or licensees in East Asia, and
(viii) a decrease in cash flow even as the Company remains indebted to its noteholders. These forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.


General

     The Company's business is divided into three segments: Toy Merchandising and Distribution, Publishing and Licensing.

Toy Merchandising and Distribution Segment

     The toy merchandising and distribution segment (Toy Biz) designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz (which closed its manufacturing operations in March 2003) designed, produced and sold kites, and continues to sell existing inventory, in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $0.6 million and $1.2 million for the three month periods ended September 30, 2003 and 2002, respectively, and approximately $9.8 million and $10.5 million for the nine month periods ended September 30, 2003 and 2002, respectively. Its total assets at September 30, 2003, were approximately $4.8 million, consisting principally of accounts receivable, inventory, land and buildings.

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

     Revenue recognized under license agreements during the three and nine month periods ended September 30, 2003, and 2002 were generated within the following business categories:

             Marvel Enterprises Inc. - Licensing Division Categories


                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                       2003            2002            2003            2002
                                                       ----            ----            ----            ----
                                                            (in thousands)                (in thousands)
                                                            --------------                --------------

     Apparel and accessories                         $  9,851        $  3,831        $ 27,524        $  7,474
     Entertainment (including studios, themed
     attractions and electronic games)                  5,059          13,440          42,339          31,248
     Toys                                              21,744           7,162          64,538           9,023
     Other                                              4,984             574          13,888           3,590
                                                     --------        --------        --------        --------
     Totals                                          $ 41,638        $ 25,007        $148,289        $ 51,335
                                                     ========        ========        ========        ========

Results of Operations

Three month period ended September 30, 2003 compared with the three month period ended September 30, 2002
--------------------------------------------------------------------------------

     The Company's net sales of $84.5 million in the third quarter of 2003 were flat with the year-ago period, which was approximately $84.4 million in the third quarter of 2002. Sales from the Licensing segment increased approximately $16.6 million to approximately $41.6 million in the third quarter of 2003, from approximately $25.0 million in the third quarter of 2002. This improvement reflects a combination of new licenses and royalty collections above minimum royalty payment guaranties associated with continuing licenses. The major categories of the improvements in Licensing activities were toys and apparel and accessories, predominantly driven by the release of The Hulk movie.

     Sales from the Publishing division increased approximately $4.3 million to approximately $19.6 million in the third quarter of 2003, from $15.3 million in the third quarter of 2002, fueled by increases in sales of comics, graphic novels and advertising income. As anticipated, sales from the Toy segment decreased approximately $20.7 million to approximately $23.3 million in the third quarter of 2003, from approximately $44.0 million in the third quarter of 2002 primarily due to a decrease in the sales of action figures and accessories based on characters associated with Spider-Man: The Movie.

     Gross profit increased approximately $21.0 million to approximately $64.3 million in the third quarter of 2003, from approximately $43.3 million in the 2002 period. The growth in Licensing revenues, where gross profit as a percentage of sales approximates 100%, combined with the decrease in Toy sales (where gross profit as a percentage of sales approximated 53% for the three months ended September 30, 2003) increased the Company's gross profit as a percentage of sales to 76% in the third quarter of 2003, as compared to 51% in the third quarter of 2002.

     Selling, general and administrative (SG&A) expenses increased approximately $6.6 million to approximately $22.6 million, or approximately 27% of net sales, in the third quarter of 2003, from approximately $16.0 million, or approximately 19% of net sales, in the third quarter of 2002. The licensing division increased by $10.2 million, to $13.5 million, primarily due to higher royalty provisions for the share of merchandise license royalties owed to the Company's studio partners. Partially off-setting these increases, the Toy Biz division decreased approximately $3.3 million primarily due to lower selling expenses, specifically royalties and commissions. General Corporate expenses decreased approximately $1.0 million due to the closure of certain legal matters.

     For the three months ended September 30, 2003 and 2002, the Company recognized income of $1.5 million and $1.8 million, respectively, in connection with its share in a jointly owned limited partnership with Sony. The purpose of this joint venture is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. The Company accounts for the activity of this joint venture under the equity method.

     Net interest expense decreased approximately $7.8 million to approximately $4.2 million in the third quarter of 2003, as compared to approximately $12.0 million in the third quarter of 2002. The prepayment of the HSBC term loan in the fourth quarter of 2002 eliminated future amortization of all related deferred financing costs associated with such loan. Such amortization expense, classified as interest expense in the accompanying statement of operations, aggregated approximately $6.4 million during the third quarter of 2002.

     The Company's effective tax rate for the three month period ended September 30, 2003 (62.7%) was lower than the Federal statutory rate due primarily to release of a portion of the valuation allowance against deferred tax assets applicable to the anticipated utilization of net operating loss (NOL) carryforwards (principally Federal NOLs) for which benefit was not previously recognized. At September 30, 2003, the Company has Federal NOL carryforwards of approximately $70.6 million, which are scheduled to expire in 2020. All of the Company's pre-acquisition Federal NOLs have been fully utilized by September 30, 2003 and therefore, the Company's income tax credit for the three month period ended September 30, 2003 includes a non-cash tax provision of $3.9 million that reduced goodwill. Additionally, the Company has various state and local NOL carryforwards of approximately $404.6 million, which will expire in various jurisdictions in years 2004 through 2022. The state and local NOLs are not expected to be utilized in the near future, and further, the Company continues to be subject to tax in certain state and local jurisdictions. The Company expects to provide for a normal income tax rate (roughly 37%) commencing on October 1, 2003.

     Due to the inherent difficulty of forecasting certain events and the success of certain products (e.g., release of feature films or the success of toy designs), the Company previously determined that it did not have sufficient positive evidence to recognize its deferred tax assets at such time. However, as a result of the income generated through September 30, 2003 and the Company's near-term forecasts, as of September 30, 2003, the Company has determined that it does have sufficient positive evidence to recognize its deferred tax assets and, therefore, the valuation allowance against Federal deferred tax assets (principally Federal NOLs) was released. Deferred tax assets with respect to state and local NOLs continue to be fully reserved by recorded valuation allowances. Release of the valuation allowance resulted in a one-time $31.5 million ($0.42 basic and diluted per share for the three and nine month periods ended September 30, 2003, respectively) deferred tax benefit, which was fully recognized as a credit to income tax expense in the three month period ended September 30, 2003.

     The Company remains under examination by the Internal Revenue Service for the 1995 through 1998 years. The IRS has proposed certain adjustments, to which the Company is responding. The effects of these adjustments are not expected to be material to the Company's financial position, results of operations or cash flows.


Nine month period ended September 30, 2003 compared with the Nine month period ended September 30, 2002
--------------------------------------------------------------------------------

     The Company's net sales increased approximately $49.4 million to $261.9 million for the nine month period ended September 30, 2003 from approximately $212.5 million for the nine month period ended September 30, 2002. The increase is primarily due to improved performance within the Licensing segment. Sales from the Licensing segment increased approximately $97.0 million to approximately $148.3 million for the nine month period ended September 30, 2003 from approximately $51.3 million for the nine month period ended September 30, 2002. This improvement reflects a combination of new licenses and royalty collections above minimum royalty payment guaranties associated with continuing licenses. The major categories of the improvements in Licensing activities were toys, entertainment and apparel and accessories, predominantly driven by the release of major movies released in 2003, and an extension of an interactive video game license in the period ending March 31, 2003 that added a significant amount of sales.

     Sales from the Publishing division increased approximately $6.4 million to approximately $54.3 million for the nine month period ended September 30, 2003 from $47.9 million for the nine month period ended September 30, 2002 primarily due to an increase in custom publishing and advertising income. As anticipated, sales from the Toy segment decreased approximately $54.1 million to approximately $59.3 million for the nine month period ended September 30, 2003 from approximately $113.4 million for the nine month period ended September 30, 2002 primarily due to a decrease in the sales of action figures and accessories based on characters associated with Spider-Man: The Movie.

     Gross profit increased approximately $95.8 million to approximately $204.2 million for the nine month period ended September 30, 2003 from approximately $108.4 million in the 2002 period. The growth in Licensing revenues, where gross profit as a percentage of sales approximates 100%, combined with the decrease in Toy sales (where gross profit as a percentage of sales approximated 46% for the nine month period ended September 30, 2003) increased the Company's gross profit as a percentage of sales to 78% in the nine month period ended September 30, 2003, as compared to 51% for the nine month period ended September 30, 2002.

     Selling, general and administrative (SG&A) expenses increased approximately $15.0 million to approximately $70.2 million or approximately 27% of net sales for the nine month period ended September 30, 2003 from approximately $55.2 million or approximately 26% of net sales for the nine month period ended September 30, 2002. The licensing division increased by $23.2 million, to $37.2 million, primarily due to higher royalty provisions for the share of merchandise license royalties owed to the Company's studio partners. The Toy Biz division partially off-set this increase, decreasing approximately $12.8 million due to lower selling expenses, specifically advertising and royalties. General Corporate expenses increased approximately $5.0 million to $14.2 million, primarily due to active litigation.

     For the nine month period ended September 30, 2003 and 2002, the Company recognized $8.5 million and $7.1 million in income, respectively, in connection with its share in a jointly owned limited partnership with Sony. The purpose of this joint venture is to pursue licensing opportunities for motion picture and television related merchandise relating to the Spider-Man: The Movie characters. The Company accounts for the activity of this joint venture under the equity method.

     During the first half of 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required test, the Company recorded a charge retroactive to the adoption date (effective to the quarter ended March 31, 2002) for the cumulative effect of change in accounting principle in the initial amount of $4.6 million, net of tax benefit of $2.6 million, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its fair value. In the third quarter of 2002, the Company recorded an adjustment of $0.2 million to the income tax provision related to this charge so as to properly reflect year-end taxes. As of September 30, 2002, the net cumulative effect of adopting this accounting principle was $4.4 million.

     Net interest expense decreased approximately $14.6 million to approximately $13.1 million for the nine month period ended September 30, 2003 as compared to approximately $27.7 million for the nine month period ended September 30, 2002. The prepayment of the HSBC term loan in the fourth quarter of 2002 resulted in the elimination of amortization of deferred financing costs associated with such loan, which amounted to approximately $11.4 million during the nine month period ended September 30, 2002, as well as cash interest savings of approximately $1.4 million.

     The Company's effective tax rate for the nine month period ended September 30, 2003 (7.8%) was lower than the Federal statutory rate due primarily to release of a portion of the valuation allowance against deferred tax assets applicable to the anticipated utilization of net operating loss (NOL) carryforwards (principally Federal NOLs) for which benefit was not previously recognized. At September 30, 2003, the Company has Federal NOL carryforwards of approximately $70.6 million, which are scheduled to expire in 2020. All of the Company's pre-acquisition Federal NOLs have been fully utilized by September 30, 2003 and therefore, the Company's income tax credit for the nine month period ended September 30, 2003 includes a non-cash tax provision of $15.1 million that reduced goodwill. Additionally, the Company has various state and local NOL carryforwards of approximately $404.6 million, which will expire in various jurisdictions in years 2004 through 2022. The state and local NOLs are not expected to be utilized in the near future, and further, the Company continues to be subject to tax in certain state and local jurisdictions. The Company expects to provide for a normal income tax rate (roughly 37%) commencing on October 1, 2003.

     Due to the inherent difficulty of forecasting certain events and the success of certain products (e.g., release of feature films or the success of toy designs), the Company previously determined that it did not have sufficient positive evidence to recognize its deferred tax assets at such time. However, as a result of the income generated through September 30, 2003 and the Company's near-term forecasts, as of September 30, 2003, the Company has determined that it does have sufficient positive evidence to recognize its deferred tax assets and, therefore, the valuation allowance against Federal deferred tax assets (principally Federal NOLs) was released. Deferred tax assets with respect to state and local NOLs continue to be fully reserved by recorded valuation allowances. Release of the valuation allowance resulted in a one-time $31.5 million ($0.42 basic and diluted per share for the three and nine month periods ended September 30, 2003, respectively) deferred tax benefit, which was fully recognized as a credit to income tax expense in the three month period ended September 30, 2003.

     The Company remains under examination by the Internal Revenue Service for the 1995 through 1998 years. The IRS has proposed certain adjustments, to which the Company is responding. The effects of these adjustments are not expected to be material to the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash and certificates of deposit on hand, cash flows from operations and from the $15.0 million HSBC letter of credit and $15.0 million credit line facilities. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay administration expense claims.

     Net cash provided by operating activities was approximately $134.7 million for the nine month period ended September 30, 2003 as compared to net cash provided by operating activities of $54.1 million for the nine month period ended September 30, 2002.

     At September 30, 2003, the Company had working capital of $214.2 million.

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

     The Company will be required to make a cash payment, at such time as the amount thereof is determined, to parties who were unsecured creditors of Marvel Entertainment Group, Inc., prior to that company's emergence from Chapter 11 proceedings on October 1, 1998. The Company initially deposited $8 million into a trust account to satisfy the maximum amount of such payment. Cumulatively, through September 30, 2003, the Company received approximately $2.2 million back from the trust account, primarily as a result of a settlement with the National Basketball Association. The balance in the trust account as of September 30, 2003 is approximately $3.0 million.

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

     On November 30, 2001, the Company and HSBC Bank USA entered into the HSBC Credit Facility comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. On August 30, 2002, the Company prepaid $10.0 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $4.1 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility. On December 12, 2002, the Company prepaid the remaining $22.4 million of the term loan and recorded an additional charge of $7.7 million for the write-off the remaining unamortized deferred financing costs associated with this facility. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of September 30, 2003, $5.4 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

     In consideration for the HSBC Credit Facility in 2001, the Company issued warrants to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants had an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of approximately $2.0 million was initially included in deferred financing costs. Due to the prepayment of the term loan, the related unamortized deferred financing costs which were being amortized over the initial three-year term of the HSBC Credit Facility using the effective interest method were subsequently written off on an accelerated basis as of December 31, 2002. In December 2002, HSBC exercised 500,000 warrants and received 295,110 shares of common stock under a Cashless Exercise Ratio provision of the warrants. Warrants to purchase 250,000 common shares were exercised in February 2003 and no warrants issued to HSBC were outstanding at September 30, 2003.

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

The following table sets forth the Company's Contractual Cash Obligations as of September 30, 2003:



-----------------------------------------------------------------------------------------------------------------------
            Contractual
          Cash Obligations                                        Payments Due By Period
-----------------------------------------------------------------------------------------------------------------------
                                                      Less than                                            After
           (in thousands)               Total          1 Year          1-3 Years        4-5 Years         5 Years
-----------------------------------------------------------------------------------------------------------------------
Long Term Debt                        $   150,962  $           ---   $         ---   $         ---    $       150,962
-----------------------------------------------------------------------------------------------------------------------
Operating Leases                           11,204            3,401            6,285            846                672
-----------------------------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations                     $    162,166  $         3,401   $        6,285  $         846    $       151,634
-----------------------------------------------------------------------------------------------------------------------


     The Company has a contractual obligation under a studio agreement to spend approximately $1.0 million in advertising for the 2003/2004 broadcast years.

     The following table sets forth the Company's Other Commercial Commitments as of September 30, 2003:


------------------------------------------------------------------------------------------------------------------------
           Other Commercial                                                     Amount of Commitment
             Commitments                       Total                           Expiration Per Period
------------------------------------------------------------------------------------------------------------------------
                                                                Less than                                     Over
            (in thousands)                                       1 Year        1-3 Years     4-5 Years      5 Years
------------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                 $      5,444      $       5,250     $      194   $       -      $       -
------------------------------------------------------------------------------------------------------------------------

     The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such businesses.

     The Company believes that cash and certificates of deposit on hand, cash flow from operations, borrowings available under the HSBC letter of credit facilities and other sources of liquidity, will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay administrative expense claims.

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

     Market risks related to the Company's operations result primarily from changes in interest rates. At September 30, 2003, the Company's Senior Notes bore interest at a fixed rate. A 10% increase or decrease in the interest rate on the Company's credit facility might have a significant future impact on the Company's financial position or results of operations.

     Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's, Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES


     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective. The Company has not identified any changes in its internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

     Marvel v. Simon. In December 1999, Joseph H. Simon filed in the U.S. Copyright Office written notices under the Copyright Act purporting to terminate effective December 7, 2001 alleged transfers of copyright in 1940 and 1941 by Simon of the Captain America character to the Company's predecessor. On February 24, 2000, the Company commenced an action against Simon in the United States District Court for the Southern District of New York, alleging that the Captain America character was created by Simon and others as a "work for hire" within the meaning of the applicable copyright statute and that Simon had acknowledged this fact in connection with the settlement of previous suits against the Company's predecessors in 1969. The parties announced their settlement of this matter on September 26, 2003 and the effects on the operating results and financial position of the Company weren't material.

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company and Marvel Entertainment Group, Inc. (a wholly owned subsidiary of the Company) (the "Marvel Defendants") in New York State Supreme Court, County of New York, alleging that the Marvel Defendants breached their own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached their obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched themselves. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties have reached a proposed settlement in which the retailers and resellers would receive a credit to their account with Marvel's exclusive distributor, depending on their prior purchases of certain comic book issues. The parties have tendered that settlement to the Court for approval. It is not known when the Court will act on this matter or how long it will take for final approval of the settlement. In the event the matter does not settle, Marvel intends to defend vigorously against the claims made in this action on their merits.

     Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced an action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 employment agreement. Mr. Lee claims the right to a 10% profit participation in connection with the Spider-Man movie and other film and television productions that utilize Marvel characters. Pursuant to the terms of the Employment Agreement, the Company is currently paying Mr. Lee a salary of $1.0 million per year and believes that Mr. Lee's claim is without merit. Marvel has answered the complaint and denied all of its material allegations. The action is currently in the discovery phase and no trial date has been set.

     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc. ("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., filed suit against Sony Pictures Entertainment Inc. ("SPE") and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. As the Company has previously announced, the suit is not an attempt to stop production of the Spider-Man movie sequel or to change or upset any of the merchandising deals that are in place for the sequel. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleges, among other things, that MCI has breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man: The Movie to SPE's financial detriment. Marvel believes that SPE's claims are without merit and intends to defend vigorously against those claims. The action is currently in the discovery phase and no trial date has been set.

     Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series (the "Tribune License"). Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit, which alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortious interference with contract, all arising from the Tribune License, was settled between the Company and Fox in February 2003. According to the action filed by Tribune on October 30, 2003, Tribune settled with Fox on October 3, 2003. Tribune's October 30, 2003 complaint against the Company alleges that the Company misrepresented the rights it was granting to Tribune in the Tribune License, and that the Company breached its warranty in the Tribune License that the Mutant X property did not conflict with the rights of any third party. The Company believes that Tribune's claims are without merit and intends to defend vigorously against them.


Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits.

                10.1 Employment Agreement, dated as of August 1, 2003, between the company and Timothy Rothwell.*
                10.2 Amendment Number 1 to Employment Agreement, dated as of November 12, 2002, between the Company and Bill Jemas.*
                10.3 Amendment Number 2 to Employment Agreement, dated as of October 13, 2003, between the Company and Bill Jemas.*
                31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
                31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
                32. Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

                *  Management contract or compensatory plan or arrangement.

         b) Reports on Form 8-K

                The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2003:

                1. Current Report on Form 8-K dated July 29, 2003, reporting Items 7 and 12.

                2. Current Report on Form 8-K dated August 12, 2003, reporting Items 7 and 12.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARVEL ENTERPRISES, INC.
                                   (Registrant)

            Dated: November 10, 2003    By: /s/ Allen S. Lipson
                                            -----------------------------------
                                        Allen S. Lipson
                                        President and Chief Executive Officer


            Dated: November 10, 2003    By: /s/ Kenneth P. West
                                            -----------------------------------
                                        Kenneth P. West
                                        Chief Financial Officer