Form 10-K
period 2003-12-31
MARVEL ENTERPRISES INC
filed 2004-03-11
CIK 933730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was $885,416,924 based on a price of $19.10 per share, the closing sales price for the Registrant's common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of March 5, 2004, there were 72,594,782 outstanding shares of the Registrant's common stock, in addition to 7,394,000 shares held by a wholly owned subsidiary of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant's definitive proxy statement, which the Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

                                TABLE OF CONTENTS

                                                                                                                PAGE
PART I
        ITEM 1.         BUSINESS..............................................................................    1

        ITEM 2.         PROPERTIES............................................................................    6

        ITEM 3.         LEGAL PROCEEDINGS.....................................................................    7

        ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................    8


PART II

        ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                        SECURITIES............................................................................    8

        ITEM 6.         SELECTED FINANCIAL DATA...............................................................    9

        ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS...................................................    10
        ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK.....................................................................    23
        ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................    24
        ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE...................................................    24
        ITEM 9A.        CONTROLS AND PROCEDURES...............................................................    24

PART III
        ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................    24
        ITEM 11.        EXECUTIVE COMPENSATION................................................................    24
        ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................................    25
        ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................    25
        ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND
                        SERVICES..............................................................................    25
PART IV
        ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                        ON FORM 8-K...........................................................................    25
                        SIGNATURES............................................................................    30


                                       i

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

o Financial difficulties of licensees. We have granted to a single licensee an exclusive license for the manufacture and sale of action figures and accessories and other lines of toys featuring all of our characters other than those based on movies and TV shows featuring Spider-Man and produced by Sony Pictures. Our royalties from sales of toys could be adversely affected if that licensee, or any of our other significant licensees, experience financial difficulties or bankruptcy.

o Changing consumer preferences. Our new and existing products (and those of our licensees) are subject to changing consumer preferences. In particular, products based on feature films are, in general, successfully marketed for only a limited period of time following the film's release. Existing product lines might not retain their current popularity or new products developed by us or our licensees might not meet with the same success as current products. We and our licensees might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy (and our licensees') is to make products based on the anticipated success of feature film releases and TV broadcasts. If these releases and broadcasts are not successful, these products may not be sold profitably or even at all.

o Movie-and television-production delays and cancellations. We do not control the decision to proceed with the production of films and television programs based on our characters or the timing of releases of those films and programs. Delays or cancellations of proposed films and television programs could have an adverse effect on our business. Dates expressed in this Annual Report on Form 10-K for the anticipated release of films and launch dates for television programs are anticipated dates only and those events could be delayed or, in some instances, even cancelled.

o Toy-production delays or shortfalls, continued concentration of toy retailers and toy inventory risk. The retail toy business is highly concentrated. The five largest customers for the toy products which we continue to have manufactured for ourselves accounted, in the aggregate, for approximately 66% of our total toy sales in 2003. An adverse change in, or termination of, the relationship between us or our major toy-producing licensee and one or more of our major customers could have a material adverse effect on us. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could decrease our earnings. Our production of excess products to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us on even our most popular items. If we fail to anticipate a high demand for our products, however, we face the risk that we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, and may consequently lose sales opportunities.

o Currency fluctuations and/or the imposition of quotas or tariffs on products manufactured in China. A large number of our licensees' products (whose sales may entitle us to royalty payments), and the toys which continue to be manufactured on our account, are manufactured in China, which subjects us to risks of currency fluctuations, transportation delays and interruptions, and political and economic disruptions. Appreciation of the Chinese Yuan against the U.S. Dollar could reduce the profitability of toys which we manufacture in China, and reduce the demand for Marvel licenses by licensees who manufacture in China. Our ability, and that of our licensees, to obtain products from Chinese manufacturers is dependent upon the United States' trade relationship with China. The imposition of trade sanctions on China could result in significant supply disruptions or higher merchandise costs to us. We and our licensees might not be able to find alternate sources of manufacturing outside China on acceptable terms even if we want or need to. Our inability or our licensees' inability to find those alternate sources could have a material adverse effect on us.

     The forward-looking statements in this report speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                     PART I


ITEM 1. BUSINESS

     Unless the context otherwise requires, the term "the Company" and the term "Marvel" each refer to Marvel Enterprises, Inc., a Delaware corporation, and its subsidiaries. Certain of the characters and properties referred to in this Report are subject to copyright and/or trademark protection.

General

     The Company is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 4,700 characters. The Company operates in the licensing, publishing and toy businesses in both domestic and international markets. The Company's library of characters includes Spider-Man, X-Men, The Incredible Hulk, Blade, Man-Thing, Daredevil, Elektra, The Punisher, Captain America, The Fantastic Four (including Mr. Fantastic, Human Torch, Invisible Woman and The Thing), Namor, Luke Cage, Black Widow, DeathLok, Thor, Silver Surfer, Iron Man, Dr. Strange, and Ghost Rider, and is one of the oldest and most recognizable collections of characters in the entertainment industry.

     The Company's business is divided into three integrated and complementary operating segments: its licensing segment ("Licensing"), publishing segment ("Publishing") and toy segment ("Toy Biz"). For financial information about Marvel's segments, see Note 15 to the attached financial statements.

     The Company and Sony Pictures Consumer Products Inc. have entered into a joint venture, called Spider-Man Merchandising LP, for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures Entertainment Inc. ("Sony Pictures"). The joint venture's current fiscal year ends on March 31, 2004. The Company will file unaudited financial statements of the joint venture as an amendment to this Annual Report on Form 10-K within 90 days of that date, in accordance with Rule 3-09 of Regulation S-X.

Marvel Licensing

     The Licensing division licenses the Company's characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties. As of December 31, 2003, The Company had over 450 active license contracts in domestic and international markets. Marvel Licensing also receives fees from the sale of licenses to a variety of media, including feature films, television programs, video games, animation and destination-based entertainment (including theme parks), and from the sale of licenses for promotional use.

     Feature Films

     The Company has licensed various Marvel characters with studios for use in motion pictures. For example, the Company currently has licenses with Sony Pictures to produce motion pictures featuring Spider-Man, Ghost Rider and Luke Cage and with Twentieth Century Fox to produce motion pictures featuring X-Men, The Fantastic Four and Silver Surfer. One Daredevil film was released during February 2003 and a spin-off based on the Elektra character is presently scheduled to be released in 2005. Spider-Man: The Movie was released in May 2002 and a sequel is presently scheduled to be released in July 2004. Marvel also has outstanding licenses with film studios for a number of its other characters, including The Hulk, The Punisher, and Man-Thing. Under these licenses, the Company generally retains control over merchandising rights and receives not less than 50% of merchandising-based royalty revenue.

    Television Programs

     The Company licenses Marvel characters for use in television programs, which fuel additional brand awareness for the Company's characters. In 2000, Marvel Licensing began production of X-Men Evolution, a half-hour animated show that is distributed by Warner Brothers and currently appears on the WB Kids! network and on foreign television stations. In 2001, a live action show entitled

Mutant X began airing on syndicated television. The newest Marvel program is a half-hour animated show, produced by Sony Pictures, featuring Spider-Man. This show aired in the Summer of 2003 on MTV in the United States, and is being marketed for international distribution.

     Destination-Based Entertainment

     The Company licenses Marvel characters for use at theme parks, shopping malls and special events. For example, Marvel has licensed the Company's characters for use as part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, for character appearances and short live-action shows at Universal Studios Hollywood and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. In addition, The Canadian Niagara Group launched a "retail-tainment" destination at Niagara Falls in May 2003 that incorporates Marvel-based characters into rides, games and retail space.

    Toy Merchandise

     In July 2001, the Company entered into a 5 1/2 year exclusive licensing agreement with an unrelated Hong Kong company, Toy Biz Worldwide, Ltd ("TBW"), for the sale and manufacture of toy action figures and accessories, and certain other toys, that feature Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW is licensed to use the Toy Biz name for marketing purposes but Marvel has no ownership interest in TBW or in any of its affiliates, and Marvel has no financial obligations or guarantees related to TBW or any of its affiliates. The agreement represents a strategic decision by the Company to eliminate much of the risk and investment previously associated with the direct manufacture and sale of these lines of toys while enabling Marvel to participate in their success through ongoing licensing fees. Under an agency agreement whose term is the same as the license agreement, Marvel's Toy Biz division does product design, marketing and sales for TBW with respect to Marvel-licensed toys, including toys based on the characters in The Hulk, Daredevil and X-Men II films, which were released in 2003, and receives fees for these services based on the wholesale value of toys sold.

     Consumer Products

     Marvel licenses its characters for use in a wide variety of consumer products, including apparel, interactive games, electronics, stationery, gifts and novelties, footwear, collectibles and advertising.

     Promotions

     Marvel licenses its characters for use by companies for short term tie-in promotions that are executed in forms such as premium programs, sweepstakes and contests to consumers and/or the companies' trade markets. For example, in March 2003 the Company announced an international licensing agreement with Pepsi-Cola International, under which Pepsi introduced hundreds of thousands of Marvel-themed soft-drink packages during 2003 throughout Europe, Asia and other territories.

Marvel Publishing

     Marvel Publishing has been publishing comic books since 1939. Marvel Publishing's titles feature, among other characters, classic Marvel Super Heroes, newly developed Marvel characters, and characters created by other entities and licensed to Marvel Publishing. Marvel's characters have been developed through a long history of comic book plots and storylines which give each of them their own personality, context and depth.

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

     Customers, Marketing and Distribution

     Marvel Publishing's primary target market for its comic books has been male teenagers and young adults in the 13 to 23 year old age group. Established readership of Marvel Publishing's comic books also extends to readers in their mid-thirties. Management believes there are two primary purchasers of Marvel Publishing's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other is the reader-saver who purchases comic books, typically from a comic book specialty store, and maintains them as part of a collection.

     Marvel Publishing's comic book publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the "direct market"), (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the "mass market") and (iii) on a subscription sales basis.

     For the years ended December 31, 2001, 2002 and 2003, approximately 80%, 76% and 71%, respectively, of Marvel Publishing's net revenues were derived from sales to the direct market. Marvel Publishing distributes its publications to the direct market through an unaffiliated entity (Diamond Comic Distributors, Inc.). Marvel prints periodicals to order for the direct market, thus eliminating the cost of printing and marketing excess inventory.

     For the years ended December 31, 2001, 2002 and 2003, approximately 10%, 14% and 12%, respectively, of Marvel Publishing's net revenues were derived from sales to the mass market. The Company intends to expand the line of product specifically targeting the mass market and, in 2003, released the young-adult prose novel Mary Jane, the first of a planned list of published materials of this type. Marvel Publishing's sales to the mass market also include trade paperbacks: compilations of previously printed material collected to tell a "complete" story.

     In addition to revenues from the sale of comic books to the direct market and the mass market, Marvel Publishing derives revenues from sales of advertising, subscriptions and other publishing activities, such as custom comics. For the years ended December 31, 2001, 2002 and 2003, approximately 10%, 10% and 17%, respectively, of Marvel Publishing's net revenues were derived from those sources. Advertising income increased roughly 50% from 2002 to 2003, and was a major driver in this subset. In most of Marvel Publishing's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. Marvel Publishing permits advertisers to advertise in a broad range of Marvel Publishing's comic book publications or to advertise in specific groups of titles whose readership's age is suited to the advertiser.

     In December 2003, Marvel acquired New York City-based Cover Concepts, a company specializing in the distribution of free, sponsored materials such as textbook covers, coloring books, posters, bookmarks and other educational materials to public schools across the United States. Cover Concepts sells advertising space on those materials. Cover Concepts' database enables it to target specific demographic or age groups with branded products and samples.

Toy Biz

     Marvel's Toy Biz division designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. Toy Biz's products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings. As described above, the Toy Biz division also performs certain services for TBW, including the design, marketing and sales of TBW's Marvel-licensed toys. As compensation for these services, Marvel receives a fee based on the wholesale value of toys sold. TBW and/or its affiliate also provide manufacturing and manufacturing-oversight services for the Company, and receive fees in return. The Spectra Star division of Toy Biz (which ceased manufacturing operations in March 2003 and was closed in July of 2003) designed, produced and sold kites in both mass market stores and specialty hobby shops.

     During 2001 and 2002, the only line of products to account for more than 10% of the Company's consolidated net revenue was the line of toys based upon Spider-Man: The Movie. In 2003, the only product line accounting for over 10% of the Company's consolidated net revenue was toys based on the Lord of The Rings movie trilogy.

     Design and Development

     Toy Biz maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twelve months, depending on product complexity.

     Toy Biz relies on TBW and/or its affiliate to manufacture directly, and to oversee the manufacture, in China, of most of its products. Toy Biz uses Acts Testing Labs (H.K.) Ltd., a leading independent quality-inspection firm, to monitor quality control of Toy Biz products.

     Customers, Marketing and Distribution

     Toy Biz markets and distributes its products in the United States and internationally, with sales to customers in the United States accounting for approximately 77%, 77% and 76% of the Company's net toy sales in 2001, 2002 and 2003, respectively. Toy Biz products are aimed primarily at boys ages 4-12 and collectors.

     Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail-order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. The Company's customer base for toys is concentrated. Toy Biz's five largest customers are Wal-Mart Stores, Inc., Toys 'R' Us, Inc., Target Stores, Inc. (a division of Target Corp.), Kay-Bee Toy Stores and Kmart Corporation, which accounted in the aggregate for approximately 56%, 66% and 66% of the Company's total toy sales in 2001, 2002 and 2003, respectively. Kay-Bee Toy Stores filed for bankruptcy in January of 2004. The amount owed by Kay-Bee to the Company, pre-filing, was not significant and shipments of product (collateralized by letters of credit in advance) continue to Kay-Bee.

     Toy Biz produces its products for foreign customers and for most of its domestic customers to order, and sells them "FOB" East Asia. When Toy Biz sells products FOB East Asia, title to the products, along with risk of loss, passes to the customer in Asia, where Toy Biz products are manufactured. Furthermore, Toy Biz does not sell either on a guaranteed-sale (returnable) basis or a consignment basis. As a result of its sales terms and of the licensing to TBW of most toy lines previously manufactured and sold by the Company, Toy Biz has significantly reduced both the likelihood that retailers will find themselves with excess Toy Biz inventory and the exposure of the Company to pressure from retailers for concessions in the event that retailers do have excess Toy Biz inventory that they want to mark down. In regard to its own inventory, Toy Biz today maintains far less than before the inception of the license agreement with TBW in 2001. Toy Biz has reduced inventory from approximately $15.9 million at December 31, 2001 to approximately $6.6 million (predominantly Spider-Man 2 movie product necessary for early Spring planogram set-ups) at December 31, 2003. Among the advantages of maintaining less inventory is that Toy Biz reduces its risk of producing more products than can be sold. However, the disadvantage is that Toy Biz increases its risk of having fewer products available, in the event of unforeseen demand, than might otherwise have been sold.

Intellectual Property

     The Company believes that its library of proprietary characters and its "Marvel" trade name represent its most valuable assets and that its library could not be easily replicated. The Company currently conducts an active program of maintaining and protecting its intellectual property rights in the United
States and in approximately 55 other countries. The Company's principal trademarks have been registered in the United States and in certain of the countries in Western Europe, Latin America, Asia (including many Pacific Rim countries), the Middle East and Africa. While the Company has registered its intellectual property in these countries, and expects that its rights will be protected there, certain of these countries do not have intellectual property laws that protect United States holders of intellectual property and there can be no assurance that the Company's rights will not be violated or its characters "pirated" in these countries.

Advertising

     Although a portion of the Company's advertising budget for its toy products is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates a majority of its advertising budget for its toy products to television promotion. The Company advertises on national television and purchases advertising spots on a local basis. Management believes that television programs underlying the Company's toy product lines increase exposure and awareness. The Company does not do significant advertising for its licensing or publishing segments.

     The Company currently engages Tangible Media, Inc. on a purchase-order basis to purchase most of its advertising. Tangible Media, Inc. is an affiliate of Isaac Perlmutter. Mr. Perlmutter is Vice Chairman of the Company's Board of Directors, an employee of the Company and the Company's largest stockholder. The Company also retains the services of an unrelated advertising agency.

Competition

     The industries in which the Company competes are highly competitive.

     Marvel Licensing competes with a diverse range of entities which own intellectual property rights in characters. These include DC Comics (which is owned by Time Warner, Inc.), The Walt Disney Company, Vivendi Universal and other entertainment-related entities. Many of these competitors have greater financial and other resources than the Company.

     Marvel Publishing competes with over 500 publishers in the United States. Some of Marvel Publishing's competitors, such as DC Comics, are part of integrated entertainment companies and may have greater financial and other resources than the Company. Marvel Publishing also faces competition from other entertainment media, such as movies and video games, but management believes that Marvel Publishing benefits from the low price of comic books in relation to those other products.

     Toy Biz competes, on its own behalf and in its capacity as agent for TBW, with many larger toy companies in the design and development of new toys, in the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Inc., Mattel Inc., and Jakks Pacific, Inc. Many of these competitors have greater financial and other resources than the Company. The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games.

Employees

     As of December 31, 2003, the Company employed 186 persons. The Company also contracts for creative work on an as-needed basis with over 400 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

Financial Information about Geographic Areas

     The following table sets forth revenues from external customers attributed to geographic areas:

                                           Revenue by Geographic Area
                                                 (in thousands)
                                2001                              2002                             2003
                     .........................        ..........................       ...........................
                         U.S.         Foreign*             U.S.         Foreign*          U.S.           Foreign*
Licensing             $ 30,309         $ 9,703         $ 47,565         $31,997         $106,264         $ 82,940
Publishing              40,685           8,819           53,678          10,823           61,363           11,892
Toys                    70,996          20,712          118,873          36,110           64,607           20,560
                      --------         -------         --------         -------         --------         --------
Total                 $141,990         $39,234         $220,116         $78,930         $232,234         $115,392
                      ========         =======         ========         =======         ========         ========

* $3,176, $21,807 and $64,755 of the foreign licensing revenues for 2001, 2002 and 2003, respectively, are attributable to royalties and service fees from toy sales (mostly to customers located in the United States) generated by TBW, which is based in Hong Kong.

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

The Acquisition of Marvel Entertainment Group, Inc.

     On October 1, 1998,  the  Company,  then known as Toy Biz,  Inc.,  acquired
Marvel Entertainment Group, Inc. ("MEG") out of bankruptcy and the Company changed its name to "Marvel Enterprises, Inc." Prior to that acquisition, MEG was a principal stockholder of the Company and the Company held a license to manufacture and sell toys based on Marvel characters.

     In connection with the Company's acquisition of MEG out of bankruptcy in October, 1998, the Company agreed to pay in cash all administration expense claims incurred in connection with MEG's bankruptcy case (the "Administration Expense Claims"). Through 1999, the Company paid $33.9 million of Administration Expense Claims. During 2001, 2002 and 2003, the Company paid approximately $0.5 million, $2.2 million and $0.6 million, respectively, of additional Administration Expense Claims. The Company has provided reserves of approximately $0.8 million, as of December 31, 2003, to pay additional Administration Expense Claims, and the Company expects that those reserves will be sufficient for their purpose.

Available Information

     Marvel's Internet address is www.marvel.com. Marvel's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, free of charge, on Marvel's Internet website, and are posted there as soon as reasonably practicable after Marvel electronically files them with the Securities and Exchange Commission. Marvel is providing its Internet address solely for the information of investors. Marvel does not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

ITEM 2. PROPERTIES

     The  Company has the following principal properties:

Facility                   Location                           Square Feet               Owned/Leased
--------                   ---------                          -----------               ------------
Office (1)                 New York, New York                   64,300                     Leased
Office/Showroom (2)(3)     New York, New York                   14,100                     Leased
Office (3)                 London, England                       1,300                     Leased
Office/Warehouse (2)       Yuma, Arizona                        80,000                      Owned
Warehouse (2)              Fife, Washington                       (4)                      Leased
Manufacturing (2)(5)       San Luis, Mexico                    190,000                      Owned
Office (3)                 Santa Monica, California              4,900                     Leased

(1)  Used by all segments of the Company.

(2) Used by the Company's toy segment.

(3) Used by the Company's licensing segment.

(4) The lease payments associated with the warehouse in Fife, Washington, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.

(5)  Effective April 1, 2003, the property in San Luis, Mexico was leased by the
     Company to an unaffiliated party.

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

     Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series (the "Tribune License"). Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit, which alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with contract, all arising from the Tribune License, was settled between the Company and Fox in February 2003. According to the action filed by Tribune on October 30, 2003, Tribune settled with Fox on October 3, 2003. Tribune's October 30, 2003 complaint against the Company alleges that the Company misrepresented the rights it was granting to Tribune in the Tribune License, and that the Company breached its warranty in the Tribune License that the Mutant X property did not conflict with the rights of any third party. On December 11, 2003, the Company filed its answer, denying all material allegations of Tribune's complaint and asserting two counterclaims. First, the Company asserted a claim for breach of contract, alleging that Tribune has failed to pay the Company any monies under a provision of the Tribune License that grants the Company a portion of Tribune's receipts from the

Mutant X series, as defined in the Tribune License. Second, the Company alleged that the 2001 Fox litigation was due to Tribune's actions and therefore the Company is owed indemnification for its costs and expenses incurred in its defense of that litigation. The current action is in the discovery phase and no trial date has been set.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2003, no matters were submitted to a vote of security holders of the Company.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal United States market in which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is not listed for trading on any other securities exchange registered under the Securities Exchange Act of 1934. The following table sets forth, for each fiscal quarter indicated, the high and low closing prices for the Company's common stock as reported in the New York Stock Exchange Composite Transaction Tape.


         Fiscal Year                                 High                                Low
         -----------                                 ----                                ---
         2002
         First Quarter                               $ 8.35                             $ 3.55
         Second Quarter                              $ 9.15                             $ 4.70
         Third Quarter                               $ 7.15                             $ 4.15
         Fourth Quarter                              $ 9.40                             $ 6.00


         2003
         First Quarter                               $13.82                             $  9.16
         Second Quarter                              $24.50                             $13.55
         Third Quarter                               $23.75                             $16.75
         Fourth Quarter                              $31.64                             $23.05

     As of March 9, 2004, the approximate number of holders of the Company's common stock was 39,400. This number includes both stockholders of record and stockholders who hold stock in "street name," as indicated in a security position listing provided by Automatic Data Processing, Inc.

     The Company has not declared any dividends on the common stock. The indenture governing the Company's senior notes restricts the Company's ability to pay cash dividends on the common stock. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. On February 24, 2004, the Company approved a 3-for-2 common stock split, in the form of a stock dividend, to be distributed on March 26, 2004 to stockholders of record on March 12, 2004. The above stock prices have not been adjusted to give effect to the announced 3-for-2 common stock split.

Recent Sales of Unregistered Securities

Conversion of Preferred Stock into Common Stock

     On March 30, 2003, the Company converted all remaining outstanding shares of its 8% cumulative convertible exchangeable preferred stock (the "8% Preferred Stock") (approximately 3.3 million shares) at the stated conversion rate of
1.039 shares of the Company's common stock per each share of 8% Preferred Stock. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 under Section 3(a)(9) of that act. The Company issued approximately 3.5 million shares of common stock in the conversion. The conversion increased the trading float and liquidity of the Company's common stock and extinguished the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $10.00 per share in cash in 2011.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended December 31, 2003. The Company has not declared dividends on its common stock during any of the periods presented below.



                                                                   Year Ended December 31,
                                         -----------------------------------------------------------------------------

                                             1999         2000            2001          2002          2003
                                             ----         ----            ----          ----          ----
                                                        (in thousands, except per share amounts)
Statements of Operations Data:
Net  sales ........................     $ 319,645      $ 231,651      $ 181,224      $ 299,046      $347,626
(Loss) income from continuing
operations ........................       (32,260)       (89,858)       (27,473)        26,774       151,648
(Loss) income from continuing
  operations per common share .....         (1.39)         (3.13)         (1.27)         (1.07)         2.25
Extraordinary item ................        (1,531)            --         32,738             --            --
Cumulative effect of change in
  accounting principle (1) ........            --             --             --         (4,164)           --
Net (loss) income (2) .............       (33,791)       (89,858)         5,265         22,610       151,648
Diluted net (loss) income
  per common share (2) ............         (1.43)         (3.13)         (0.31)         (1.18)         2.01
Preferred dividends ...............        14,220         15,395         16,034         68,132         1,163
Goodwill amortization (1) .........        24,277         23,769         23,465             --            --
Pro forma net (loss) income from
  Continuing operations (1) .......        (7,983)       (66,089)        (4,008)        26,774       151,648
Pro forma (loss) income from
  continuing operations per share
(1)(2)(3) .........................         (0.44)         (1.61)         (0.39)          (.71)         1.50
Pro forma net (loss) income (1) ...        (9,514)       (66,089)        28,730         22,610       151,648
Pro forma diluted net (loss) income
per common share (1)(2)(3) ........         (0.47)         (1.61)          0.25           (.79)         1.34


                                                                    December 31,
                                             1999         2000            2001          2002          2003
                                             ----         ----            ----          ----          ----

Balance Sheet Data:
Working capital ...................     $  91,919      $  43,067      $  29,990      $  32,604      $214,198
Total assets ......................       654,637        553,957        517,570        517,519       741,857
Borrowings ........................           --             --         37,000             --            --
Other non-current debt ............       250,000        250,000        150,962        150,962       150,962
Redeemable preferred stock ........       186,790        202,185        207,975         32,780            --
Stockholders' equity ..............       135,763         31,396         41,958        242,869       469,450


(1) Had the Company adopted SFAS 142 on October 1, 1998 (the date the Company acquired MEG), the basic and diluted net (loss) income per common share would have changed to the pro forma amounts indicated above.


(2) Net (loss) income per common share, unlike net (loss) income, is net of preferred dividends.


(3) On February 24, 2004, the Company approved a 3-for-2 stock split, in the form of a dividend, to be distributed on March 26, 2004 to stockholders of record on March 12, 2004. The stock split will require retroactive restatement of all historical per share data in the quarter ending March
     31, 2004 as well as the quarterly and annual results for the last two fiscal years. Pro forma per share amounts in this table have been adjusted to take account of this stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Report.

     Set forth below is a discussion of the financial condition and results of operations of the Company for the three fiscal years ended December 31, 2003.

Overview

    Management Overview of Business Trends

     The Company principally operates in three distinct segments: licensing, publishing and toys (Toy Biz). The Company's strategy is to increase exposure of the Marvel characters through its media and promotional licensing activities, which it believes will create revenue opportunities for the Company through sales of toys and other licensed merchandise. The Company uses comic book publishing to support consumer awareness of the Marvel characters and to develop new characters and storylines.

     A key driver of operating results is the successful release of major entertainment programming, such as movies, published materials and television shows, based on the Company's characters, which fuels demands for all products based on the featured characters. In 2003, the Company had three major theatrical releases that fueled growth in its businesses: Daredevil, The Hulk and X-Men II. These releases resulted in increased awareness of these characters, which subsequently drove sales of Marvel-branded licensed products, published materials and toys based on these characters. The Company's results are partially dependent on the successful release of theatrical films and acceptance of products developed for the characters appearing in the films. Marvel is also involved in the creative direction of all entertainment projects based on its characters.

Licensing

     Marvel's licensing group is responsible for the merchandising, licensing and promotions for Marvel's characters worldwide. The licensing group is expanding its overseas businesses through newly established offices located in London and Tokyo. The licensing group is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The licensing group is also focusing on entering into licenses in new product categories. The Company typically enters into multi-year merchandise license agreements that specify guaranteed minimum royalty payments and include a significant down-payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, which is normally upon the effective date of the agreement. The remaining balance of the guaranteed payments, accounts receivable, is due in accordance with the periodic schedule as specified in each agreement. If sales of the licensee's merchandise are high enough to entitle the Company to royalties over the amount of the minimum royalty guarantee (which excess amounts are defined as "overages"), the Company receives the remaining balance of the guaranteed payment sooner than provided for in the agreement's payment schedule. Overages are not recognized as revenue, in most cases, until the minimum guaranteed payments are fully collected. Licensing fees collected in advance of the period in which revenue would be recognized are recorded as deferred revenue.

Publishing

     Marvel's publishing group is in the process of expanding its advertising and promotions business with an increased emphasis on custom comics and in-school marketing. The publishing business will also continue its long-term focus on expanding distribution to new channels, like the mass market, and expanding its product line to target new demographics, although the Company does not expect these initiatives to have a significant impact on 2004 revenue. Growth in 2004 is expected to come largely from expansion of the core product lines of comics and trade paperbacks, and increased sales due to the anticipated effects of future media events.

Toy Biz

     2004 business outlook for toys is closely tied to the scheduled release on July 2 of Spider-Man 2. Following up on the huge box office and merchandising success of the first Spider-Man Movie (May, 2002), Spider-Man 2 is one of the Toy Industry's most highly anticipated events of 2004, and retailers have developed strategies to fully embrace this property. However, no one can guarantee the box office success of a movie release and sequels are challenged to outperform the original.

Revenues from Sales of the Company's Toys vs. from Licensed Toys

     The only toys produced by or for the account of the Company are (i) toys based on Spider-Man movies and television shows produced by Sony Pictures ("Spider-Man Movie Toys") and (ii) toys based on the Lord of the Rings movie trilogy. Sales of toys produced by or for the account of the Company are recorded in the Company's toy segment.

     The Company has licensed the right to make all other toys based on Marvel characters to licensees. Royalties received by the Company from the sales of licensed toys are recorded in the Company's licensing segment, as royalties.

     Each year, the mix of Marvel-character toys sold includes some Spider-Man Movie Toys and some licensed toys. If the mix in a given year is weighted toward Spider-Man Movie Toys, the Company's toy segment revenue for that year will tend to be higher, and the Company's licensing segment revenue for that year will tend to be lower, than if the mix were weighted away from Spider-Man Movie Toys.

     In 2002, the first Spider-Man movie produced by Sony Pictures was released. Partly as a result of the promotional efforts made in anticipation of the movie and the movie's strong performance at the box office, the mix of toys sold in 2002 included a relatively large number of Spider-Man Movie Toys. The Company's toy segment revenue for 2002 was somewhat higher, and the Company's licensing segment revenue for 2002 was somewhat lower, than if that year's main Marvel-character movie had been based on any other Marvel character.

     In 2003, there was no release of a Spider-Man movie, and there were several movies released that featured characters (notably The Hulk) on which licensed toys are based. As a result, the Company's toy segment revenue for 2003 was somewhat lower, and the Company's licensing segment revenue for 2003 was somewhat higher, than if there had been a Spider-Man movie release and fewer movies released based on other Marvel characters.

     In July 2004, the second Spider-Man movie is scheduled to be released, and it is expected to drive toy sales more than any other Marvel-character movie in 2004. The Company therefore expects that, in 2004 (as in 2002), toy segment revenues will be somewhat higher and licensing segment revenues will be somewhat lower than if 2004's main Marvel-character movie were based on any other Marvel character.

     Net Sales

     The Company's net sales are generated from (i) licensing the Marvel characters for use on merchandise, toys, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing Spider-Man Movie Toys and toys based on characters from the Lord of the Rings movie trilogy, as well as kites through the Company's Spectra Star product line (which was closed in mid-2003).

Sales Mix by Segments:                        Years Ended December 31,
                                                2002           2003
                                                ----           ----
Licensing                                       26.6%         54.4%
Publishing                                      21.6%         21.1%
Toys                                            51.8%         24.5%
                                                -----         -----
Net Sales                                      100.0%        100.0%
                                               ======        ======

     Licensing net sales increased in absolute dollars and as a percentage of total net sales due to the success of consumer products licensing surrounding 2003 movie releases, particularly The Hulk, and continued momentum in classic Spider-Man merchandise (i.e., Spider-Man merchandise not based on Spider-Man movies or television shows produced by Sony Pictures). Net sales in the toy division decreased in absolute dollars and as a percentage of total net sales as sales of toys based on Spider-Man: The Movie decreased following the movie release in May 2002. The Company expects that, in 2004, toys will replace licensing as the Company's top revenue-producing segment. This anticipated shift is due to the fact that in 2003, the best selling Marvel toys were based on The Incredible Hulk and classic Spider-Man toys, which are produced by TBW under its Marvel license with revenues classified as royalty income in the Company's licensing segment. Sales of Spider-Man movie toys in 2004 are expected to increase substantially over 2003 levels due to the release of Spider-Man 2 in July 2004, and those sales (which are recorded in the Company's toy segment) are also expected to surpass the level of Spider-Man movie toys sold in 2002.

     During 2001, the Company entered into a 5 1/2-year exclusive licensing agreement with TBW for the sale and manufacture of toy action figures and accessories, and certain other toys, that feature Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW is using the Toy Biz name for marketing purposes but Marvel has neither an ownership interest in TBW nor any financial obligations or guarantees related to TBW. The agreement represents a strategic decision by the Company to eliminate much of the risk and investment previously associated with the direct manufacture and sale of these lines of toys while it enables Marvel to participate in the success of toy products through ongoing licensing fees. Toy Biz does product design, marketing and sales for TBW with respect to Marvel-licensed toys, and receives fees for these services based on the wholesale value of toys sold.

     The Company markets and distributes Spider-Man Movie Toys. In addition, the Company began marketing and distributing toys associated with the Lord of the Rings movie toy license in 2001 which coincided with the release in December of 2001 of the first of the films in the trilogy. The third and final picture in the trilogy was released in December 2003. An affiliate of TBW performs certain administrative oversight duties in connection with the Company's toy manufacturing operations in China, for which the Company pays a commission.

     Operating Expenses: Cost of Sales

     Licensing Division: During the twelve months ended December 31, 2001, 2002 and 2003, there were generally no material cost of sales associated with the licensing of the Company's characters.

     Publishing Division: Cost of sales for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs account for the most significant portion of publishing cost of sales. Art and editorial costs consist of compensation to editors, writers and artists. The Company generally hires writers and artists on a freelance basis but has exclusive employment contracts with certain key writers and artists. The Company contracts the printing of its comic books to unaffiliated companies. The Company's cost of printing is subject to fluctuations in paper prices.

     Toy Biz Division: Cost of sales for the toy business consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of sales is product and package manufacturing. The Company's toy manufacturing takes place in China. A substantial portion of the Company's toy manufacturing contracts are denominated in Hong Kong dollars.

     In connection with the planned discontinuance of the Spectra Star product line within Toy Biz, the Company increased its inventory reserve by an additional $2.2 million in the fourth quarter of 2002. No provisions for similar reserves were recorded in 2003.

     Operating Expenses: Selling, General and Administrative

     General Corporate Overhead: Selling, general and administrative costs consist primarily of payroll, and legal costs associated with active litigation matters.

     Licensing Division: Selling, general and administrative costs consist primarily of payroll, royalties owed to studio partners for their share of license income and development costs associated with the X-Men Evolution animated television series. The Company generally pays studio partners up to 50% of merchandising-based royalty revenue from the licensing of both "classic" and "movie" versions of characters featured in the film.

     Publishing Division: Selling, general and administrative costs consist primarily of payroll, distribution fees and other miscellaneous overhead costs.

     Toy Biz Division: Selling, general and administrative costs consist primarily of payroll, advertising, development costs, and royalties payable on toys based on characters licensed from third parties, such as New Line Cinema (licensor of the Lord of the Rings characters), and on toys developed by outside inventors, and are offset via partial reimbursement from TBW. Royalty payments are also paid to Sony for Spider-Man Movie Toys.

     Operating Expenses: Depreciation and Amortization

     For the year ended December 31, 2001, depreciation and amortization expense consisted of amortization of goodwill and other intangibles, tooling, product design and development, packaging design and equipment. Amortization expense related to goodwill was amortized over an assumed 20-year life. However, effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly no longer amortizes goodwill, but is subject to annual impairment tests in accordance with the statement (See Note 3 to the Consolidated Financial Statements). The results of the Company's goodwill impairment tests are described under "Results of Operations of the Company - Year ended December 31, 2002 compared with year ended December 31, 2001." The Company's impairment reviews, performed at December 31, 2002 and 2003, did not result in an impairment charge. Amortization expense relating to goodwill for the year ended December 31, 2001 amounted to $23.5 million.

     Tooling, product design and development and packaging design costs, which are attributable to the toy business, are normally amortized over the life of the respective product. Amortization of such costs amounted to $4.5 million, $4.2 million, and $2.8 million during 2001, 2002 and 2003, respectively.

Results of Operations of the Company

     Year ended December 31, 2003 compared with year ended December 31, 2002

                                        Years Ended December 31,
                                             (in thousands)

                                     2002       2003     Change
                                   --------    --------   ------
Licensing                         $ 79,562    $189,204    138%
Publishing                          64,501      73,255     14%
Toys                               154,983      85,167    (45%)
                                   --------    --------   ------
Net Sales                         $299,046    $347,626     16%
                                   ========    ========   ======

     The Company's net revenue increased approximately $48.6 million or 16% to $347.6 million for the year ended December 31, 2003 from $299.0 million in 2002. This overall growth was fueled by a significant increase in the licensing segment that was partially caused by a shift from toy sales recorded in the toy division (for toys produced by the Company) to toy sales recorded in the licensing division (for toys produced by licensees). The improvements across the various operating segments are detailed as follows:

o Licensing: Licensing revenue increased by approximately $109.6 million or 138% to $189.2 million (from $79.6 million in the 2002 period). Factors contributing to this increase include toy royalty income increasing to $44.5 million (from $13.2 million recognized in 2002) and toy service fees increasing to $35.2 million in 2003 (from $11.3 million in 2002). These increases were generated as a result of the popularity of Marvel-character-based licensed toy lines, predominantly The Hulk and Spider-Man classic lines. Another major driver was royalty income from apparel and accessories, which increased $27.9 million or 247% to $39.2 million (from $11.3 million in 2002) on the strength of classic properties.

o Toys: Toy Biz segment revenues decreased by approximately $69.8 million or 45% to $85.2 million (from $155.0 million in the 2002 period). This decrease was primarily due to slowing sales of products based upon Spider-Man: The Movie, which was released in May 2002. A new Spider-Man movie, scheduled to be released in July 2004, is expected to drive an increase in 2004 sales of Spider-Man Movie Toys. The decrease in 2003 was partially offset by stronger-than-expected sales in the Lord of the Rings toy line, which increased 96% over 2002 sales.

o Publishing: Publishing's revenue increased by approximately $8.8 million or 14% to $73.3 million (from $64.5 million in the 2002 period) due to an increase in sales of comic books, advertising income and custom publishing projects. Revenue from the direct market (specialty comic retail stores) increased approximately $3.0 million to $51.9 million in 2003 (from $48.9 million in 2002) and consists of sales of comic books and trade paperbacks. According to the publication Comics & Games Retailer, Marvel maintained approximately a 41% share of the North American comic market sold through specialty comic retail stores in both 2003 and 2002. Advertising income increased $2.1 million or 50% to $6.4 million in 2003, predominantly fueled by an increase in the number of advertisers.

     Gross Profit: Gross profit increased by $111.3 million to $268.2 million in 2003 as compared to $156.9 million in 2002. The Licensing, Toy Biz and Publishing segments' gross profit accounted for $189.2 million, $39.0 million and $40.0 million, respectively. The growth in Licensing revenues as a percentage of total revenues (where gross profit as a percentage of sales can approximate 95%) increased the Company's consolidated gross profit as a percentage of sales to 77% in 2003 from 53% in 2002.

Selling, General and Administrative Expenses                            Years Ended December 31,
                                                                              (in thousands)
                                                             2002       2003       2002       2003
                                                            -------    --------    ----       ----
Licensing                                                  $ 19,476     $61,140     23%        56%
Publishing                                                   14,718      13,560     17%        13%
Toys                                                         34,303      14,830     40%        14%
Corporate                                                    17,303      19,352     20%        17%
                                                            -------    --------    ----       ----
Total Selling, General and Administrative Expenses          $85,800    $108,882    100%        100%
                                                            =======    ========    ====       ====


     Selling, general and administrative: Selling, general and administrative (SG&A) expenses increased approximately $23.1 million to $108.9 million in 2003 from $85.8 million in 2002. As a percentage of sales, SG&A expenses increased to 31% in 2003 versus 29% in 2002, due primarily to increases in the Licensing segment. The Licensing segment incurred higher costs of $41.7 million, primarily due to an increase to $39.0 million of royalties to be shared with studio partners versus $2.3 million in 2002. SG&A expenses in the publishing segment of $13.6 million were comparable to the prior year. The Toy Biz segment had SG&A expenses of $14.8 million during 2003, down significantly from $34.3 million in 2002 due to lower sales levels in 2003 and the accelerated write off of $7.9 million in prepaid royalties related to the Lord of the Rings toy license from New Line Cinema in 2002.

     Equity in net income of joint venture: For the year ended December 31, 2003, the Company recognized $10.9 million in income as compared to $13.8 million in the comparable 2002 period in connection with its 50% share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for the Spider-Man character as appearing in motion picture and television shows produced by Sony Pictures. The Company accounts for the activity of this joint venture under the equity method.

     Depreciation  and  amortization:   Depreciation  and  amortization  expense
decreased approximately $1.5 million to approximately $4.3 million in the 2003 period (from approximately $5.8 million in the 2002 period).

     Amortization of goodwill: During the first half of 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. Under the new rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment, upon adoption and thereafter, annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $23.5 million, is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge in 2002 for the cumulative effect of the accounting change in the initial amount of $4.6 million, net of $2.6 million tax, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its estimated fair value. In the third and fourth quarters of 2002, the Company recorded quarterly adjustments of $0.2 million and $0.2 million, respectively, to the income tax provision related to this charge so as to properly reflect the full year effective tax rate. At December 31, 2002, the net cumulative effect of this change in accounting principle was $4.2 million. At December 31, 2003, there were no indicators of impairment.

     Interest expense: Net interest expense decreased approximately $25.0 million for the year ended December 31, 2003 as compared to 2002 primarily due to the accelerated write-off of deferred financing costs of $21.1 million associated with the early repayment of the Company's three year term bank loan in 2002. Cash interest expense aggregated approximately $29.4 million and $18.1 million during the years ended December 31, 2002 and 2003, respectively. Interest income aggregated approximately $0.1 million and $1.9 million during the years ended December 31, 2002 and 2003, respectively.

     Taxes: The Company's effective tax rate for the year ended December 30, 2003 (-1.3%) was lower than the Federal statutory rate due primarily to release of a portion of the valuation allowance against deferred tax assets applicable to the anticipated utilization of net operating loss (NOL) carryforwards for which benefit was not previously recognized. At December 31, 2003, the Company has Federal NOL carryforwards of approximately $40 million, which are scheduled to expire in 2020. All of the Company's pre-acquisition Federal NOLs have been fully utilized by December 31, 2003 and therefore, the Company's income tax credit for the year ended December 31, 2003 is net of a non-cash tax provision of $15.1 million that reduced goodwill and a non cash provision of $8.0 million recorded in the fourth quarter, representing amortization of a portion of the previously recorded deferred tax asset. Additionally, the Company has various state and local NOL carryforwards of approximately $360 million, which will expire in various jurisdictions in years 2004 through 2022. The Company continues to be subject to tax in certain state and local jurisdictions. The Company started to provide for income taxes at a normal effective income tax rate (approximately 40%) effective October 1, 2003.

     Due to the inherent difficulty of forecasting certain events and the success of certain products (e.g., release of feature films or the success of toy designs), prior to 2003 the Company determined that it did not have sufficient positive evidence to recognize its deferred tax assets at such time. However, as a result of the income generated through September 30, 2003 and the Company's near-term forecasts the Company determined as of September 30, 2003 that it did have sufficient positive evidence to recognize its deferred tax assets and, therefore, the valuation allowance against Federal deferred tax assets (principally Federal NOLs) was released. Release of the valuation allowance resulted in a one-time $31.5 million ($0.42 basic and diluted per share for both the three and nine month periods ended September 30, 2003) deferred tax benefit, which was fully recognized as a credit to income tax expense in the three month period ended September 30, 2003.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The Company has reached a tentative agreement on all matters with the IRS which will be reviewed in accordance with applicable procedures. The effects of these adjustments, if agreed, would not be material to the Company's financial position, results of operations or cash flows.

     The Company evaluates its net deferred tax asset valuation allowances on a quarterly basis. The elimination or reduction of these valuation allowances will occur in accordance with generally accepted accounting principles and management's conclusion as to whether the asset's recoverability will be more likely than not.

     Year ended December 31, 2002 compared with year ended December 31, 2001

     The Company's net revenue increased approximately $117.8 million or 65% to $299.0 million for the year ended December 31, 2002 from $181.2 million in 2001. The improvements across all operating segments are detailed as follows:

o Licensing: Licensing revenue increased by approximately $39.5 million or 99% to $79.6 million (from $40.0 million in the 2001 period). Factors contributing to this increase include (a) the Company's participation of $10.4 million relating to the box office receipts and DVD/Video sales and rentals for Spider-Man: The Movie, (b) an advance payment of $5.0 million from Sony Pictures to begin production on the movie's sequel and (c) an increase of approximately $18.6 million in royalty income from approximately $3.2 million in 2001 to approximately $21.8 million in 2002 related to TBW's sales of licensed toy products. The increase in royalty income from TBW was generated as a result of the popularity of Marvel character based toy lines, and the fact that 2002 represented the first full year of the agreement as compared to six months of the agreement during 2001.

o Toys: Toy Biz segment revenues increased by approximately $63.3 million or 69% to $155.0 million (from $91.7 million in the 2001 period) primarily due to the sales of action figures and accessories based on Spider-Man: The Movie. This increase was partially offset by the cessation of sales of action figures and certain other types of toys based on all other Marvel characters, which effective July 2001, have been sold by TBW under a license agreement. In addition, as part of the year 2000 restructuring, revenue from close-out sales of discontinued products in 2001 was not repeated in 2002.

o Publishing: Publishing's revenue increased by approximately $15.0 million or 30% to $64.5 million (from $49.5 million in the 2001 period) due to an increase in sales of comic books and trade paperbacks to the direct and mass markets. Revenue from the direct market (specialty comic retail stores) increased approximately $9.6 million to $48.9 million in 2002 (from $39.3 million in 2001) and consisted of sales of comic books and trade paperbacks. Revenue from the mass market (now including Borders and Barnes & Noble bookseller chains) increased approximately $5.9 million to $7.0 million in 2002 (from $1.1 million in 2001) and consisted of trade paperbacks only. According to the publication Comics & Games Retailer, Marvel maintained approximately a 41% share of the North American comic market sold through specialty comic retail stores in 2002, which compares to a 38% share in 2001.

     Gross Profit: Gross profit increased by $64.4 million to $156.9 million in 2002 as compared to $92.5 million in 2001. As was the case with net revenue, each operating segment contributed to the increase in gross profit over the prior year. Licensing, Toy Biz and Publishing segments' gross profit accounted for $35.1 million, $21.8 million and $7.5 million of the increase, respectively. The growth in Licensing revenues, where gross profit as a percentage of sales is approximately 94%, increased in the Company's consolidated gross profit as a percentage of sales to 52% in 2002 from 51% in 2001. Inventory reserves of $2.2 million were charged in 2002 to cost of sales in the Toy Biz segment due to the planned discontinuance of the Spectra Star product line.

     Selling, general and administrative: Selling, general and administrative expenses increased approximately $23.8 million to $85.8 million in 2002 from $62.0 million in 2001. This was primarily due to increases across all operating segments. The Licensing segment incurred higher costs of $4.9 million, primarily due to $1.8 million of higher payroll costs and $2.0 million in advertising costs. A 2002 increase of $3.3 million in expenses in the Publishing segment was primarily due to the increased distribution fees of approximately $2.2 million that relate to increased sales of comic book and trade paperbacks to the direct and mass markets. The Toy Biz segment incurred $7.8 million in higher costs during 2002 primarily due to approximately $13.7 million in increased royalties including accelerated write-offs of prepaid royalty payments associated with the Lord of the Rings toy license as well as higher royalties related to the sale of toys based on Spider-Man: The Movie. This increase was partially offset by lower advertising costs of approximately $2.8 million and increased reimbursement of $5.5 million (to $7.2 million in 2002) from TBW for administrative and management support provided. A 2002 increase of $4.8 million in the Corporate segment was primarily due to increased legal fees and accrued estimated settlement values associated with active litigation matters (See Note 13 to the Consolidated Financial Statements - Commitments and Contingencies - Legal Matters for further details) and higher payroll costs.

     Equity in net income of joint venture: For the year ended December 31, 2002, the Company recognized $13.8 million in income as compared to losses of $0.3 million in the comparable 2001 period. These arose in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for the Spider-Man character as appearing in motion picture and television shows produced by Sony. The Company accounts for the activity of this joint venture under the equity method.

     Depreciation and amortization: Depreciation and amortization expense decreased approximately $23.5 million to approximately $5.8 million in the 2002 period (from approximately $29.3 million in the 2001 period) primarily due to the effect of the adoption of SFAS No 142, "Goodwill and Other Intangible Assets", whereby periodic goodwill amortization charges are no longer recorded (See Note 3 to the Consolidated Financial Statements).

     Amortization of goodwill: During the first half of 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. Under the new rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment, upon adoption and thereafter, annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $23.5 million, is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge in 2002 for the cumulative effect of the accounting change in the initial amount of $4.6 million, net of $2.6 million tax, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its estimated fair value. In the third and fourth quarters of 2002, the Company recorded quarterly adjustments of $0.2 million and $0.2 million, respectively, to the income tax provision related to this charge so as to properly reflect the full year effective tax rate. At December 31, 2002, the net cumulative effect of this change in accounting principle was $4.2 million.

     Interest: Net Interest expense increased approximately $12.8 million for the year ended December 31, 2002 as compared to 2001 primarily due to the accelerated write-off of deferred financing costs associated with the early repayment of the Company's three year term bank loan. Interest expense associated with the term bank loan, which was outstanding for the majority of 2002 as compared to one month in 2001, also contributed to the increase in the 2002 period. In 2001, the Company repurchased approximately $99.0 million of its outstanding senior notes. Cash interest savings from that repurchase (approximately $11.9 million on an annual basis) were exceeded by the non-cash amortization of deferred financing costs associated with the HSBC Warrants and the Perlmutter Guaranty and Security Agreement. Cash interest expense aggregated approximately $20.8 million and $27.0 million during the years ended December 31, 2002 and 2001, respectively.

     Taxes: The Company's effective tax rate for the twelve months ended December 31, 2002 (30.8%) was lower than the federal statutory rate due primarily to the payment of certain unsecured claims and Administration Expense Claims (purchase accounting), which arose during the bankruptcy. At December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $132.0 million, which are scheduled to expire in the years 2017 through 2020. Of the total Federal loss carryforwards, approximately $39.8 million was subject to a Section 382 limitation. A portion of these pre-acquisition NOLs was utilized in the year ended December 31, 2002 and recorded as a $7.9 million reduction in goodwill. Additionally, the Company has various state and local net operating loss carryforwards of approximately $365.4 million, which will expire in various jurisdictions in years 2005 through 2021. The state and local loss carryforwards are also generally subject to a Section 382 limitation. As of December 31, 2002, no value had been ascribed in the accompanying financial statements for either the Federal or state and local net operating loss carryforwards.

     The Company evaluates its net deferred tax asset valuation allowances on a quarterly basis. The elimination or reduction of these valuation allowances will occur in accordance with generally accepted accounting principles and management's conclusion as to whether the asset's recoverability will be more likely than not.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash on hand and cash flow from operations. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) meet debt service requirements; (iii) make capital expenditures; and (iv) pay administration expense claims.

     Net cash provided by the Company's operations during the years ended December 31, 2001, 2002 and 2003 were $9.9 million, $75.0 million and $171.0 million, respectively.

     At December 31, 2003, the Company had working capital of $214.2 million, including cash, certificates of deposit and commercial paper of $247 million.

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

     Under the terms of the 8% Preferred Stock, the Company was able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days (ending March 18, 2003) on which the closing price of the Company's common stock exceeded $11.55 per share. As a result, and as the Company announced on March 19, 2003, the Company forced the conversion of all of the then outstanding 8% Preferred Stock. The conversion extinguished the Company's obligation to redeem any shares of 8% Preferred Stock for $10.00 per share in cash in 2011. The conversion was effective on March 30, 2003. Earnings per share in 2003 are impacted by a full-year effect of the additional common shares and the elimination of the preferred stock dividend associated with those shares exchanged.

     The Company will be required to make a cash payment, at such time as the amount thereof is determined, to parties who were unsecured creditors of Marvel Entertainment Group, Inc., prior to that company's emergence from Chapter 11 proceedings on October 1, 1998. The Company initially deposited $8 million into a trust account to satisfy the maximum amount of such payment. Cumulatively, through December 31, 2003, the Company received approximately $2.2 million back from the trust account, primarily as a result of a settlement with the National Basketball Association. The balance in the trust account as of December 31, 2003 is approximately $3.0 million.

     On February 25, 1999, the Company completed a $250.0 million offering of senior notes in a private placement exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 144A under the Securities Act. On August 20, 1999, the Company completed an exchange offer under which it exchanged virtually all of those senior notes, which contained restrictions on transfer, for an equal principal amount of registered, transferable senior notes (the "Senior Notes"). The Senior Notes are due June 15, 2009 and bear interest at 12% per annum payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. The redemption price decreases 2% each year after 2004 and will be 100% of the principal amount, plus accrued interest, beginning June 15, 2007. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. As the Company has announced, it intends to redeem the Senior Notes on June 15, 2004 on the terms described above.

     On November 30, 2001, the Company and HSBC Bank USA ("HSBC") entered into an agreement for a senior credit facility (the "HSBC Credit Facility") comprised of a $20 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million multiple draw three year amortizing term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of December 31, 2003, $0.2 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

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

     In consideration for the Security Agreement, the Company issued Mr. Perlmutter immediately exercisable warrants on November 30, 2001 to purchase 3,867,708 shares of the Company's common stock. These warrants have an exercise price of $3.11 and a life of five years. The aggregate value of the exercisable warrants was approximately $10.5 million and is included in the Consolidated Balance Sheet at December 31, 2001 as deferred financing costs. During February 2002, Mr. Perlmutter guaranteed approximately $4.4 million relating to the Company's corporate office lease agreement as well as certain letters of credit totaling approximately $0.2 million, which are included within his maximum guarantee of $30.0 million, for which the Company granted him warrants to purchase 735,601 shares of common stock at an exercise price of $3.11 and a life of five years. Based on the cumulative amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants were exercisable as of December 31, 2002. The fair value of the warrants was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.92; and expected life of five years. The aggregate value of the exercisable warrants of approximately $13.0 million was included in the Consolidated Balance Sheet starting in November 2001 as deferred financing costs. Due to the prepayment of the Company's term loan, all related deferred financing costs, have initially been amortized over the initial three year term of the HSBC Credit Facility using the effective interest method and were subsequently written off on an accelerated basis as of December 31, 2002. During 2003, all of such warrants were exercised.

     Capital expenditures by the Company during the years ended December 31, 2001, 2002 and 2003 were approximately $7.2 million, $3.0 million and $3.5 million, respectively.

      The following table sets forth the Company's Contractual Obligations as of December 31, 2003:

          Contractual
          Obligations                                  Payments Due By Period
--------------------------------------------------------------------------------------------
                                              Less than                            More Than
    (Amounts in thousands)        Total        1 Year    1-3 Years   3-5 Years     5 Years
--------------------------------------------------------------------------------------------
Long Term Debt Obligations        $150,962      $  --       $ --       $ --     $150,962
--------------------------------------------------------------------------------------------
Capital Lease Obligations               --         --         --         --           --
--------------------------------------------------------------------------------------------
Operating Lease Obligations         10,355      3,404      5,538        848          565
--------------------------------------------------------------------------------------------
Purchase Obligations                    --         --         --         --           --
--------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP               636         --        570         66           --
--------------------------------------------------------------------------------------------
Expected pension benefit
payments                            12,889      1,215      2,395      2,428        6,851
--------------------------------------------------------------------------------------------
Total                             $174,842     $4,619     $8,503    $ 3,342     $158,378
--------------------------------------------------------------------------------------------

     The Company is obligated to make payments under various royalty agreements of approximately $35,000 during the year ending December 31, 2004.

     The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such businesses.

     The Company believes that cash on hand, cash flow from operations, and other sources of liquidity will be sufficient for the Company to conduct its business, meet debt service requirements, make capital expenditures and pay administration expense claims.

Critical Accounting Policies and Estimates

General

     Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Management reviews the accounting policies the Company uses in reporting its financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, future revenues from the Company's animated television series, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, inventories, goodwill and intangible assets, prepaid royalties, molds, tools and equipment costs, product, package design costs, future revenue from episodic television series, administration expense claims liabilities, royalty participation expense, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which management based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of the Company's financial results. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue Recognition

Merchandise Sales, Sales Returns and Customer Allowances

     Merchandise sales, including toys and all non-subscription related comic book sales, are recorded when title and risk of ownership have passed to the buyer. Appropriate provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. The Company regularly reviews and revises, when considered necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and estimated sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to the Company. Historical return rates for returnable comic book sales are typically higher than those related to toy sales. However, sales to the Company's largest comic book distributor are made principally on a no-return basis.

Subscription Revenues

     Subscription revenues related to the Company's comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

License Revenues

     Revenue from licensing of characters owned by the Company, are recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 "Revenue Recognition" (an amendment of Staff
Accounting Bulletin No. 101 "Revenue Recognition"). Under the guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the characters are made available to the licensee, when the fee is fixed or determinable and when collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Revenues related to the licensing of animated television series are recorded in accordance with AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films." Under this Statement of Position, revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.

     For licenses involving minimum payment obligations to the Company, when the Company has performed its obligations under the agreement, if any, and collection is reasonably assured, Staff Accounting Bulletin No. 104 "Revenue Recognition" (an amendment of Staff Accounting Bulletin No. 101 "Revenue Recognition") requires that revenue be recognized prior to the collection of all amounts ultimately due. The Company's license agreements often include nonrefundable minimum guaranteed royalties which are payable by the licensee over the life of the agreement. GAAP requires that revenue from licensing be recognized when substantially all Company obligations, if any, are performed, generally at the inception of the license, and reasonable assurance of collectibility is determined. For contracts not providing minimum guaranteed royalties (e.g., studio licenses), the Company records license revenue when reported by such licensees (i.e., based upon royalties earned from the sales of the related character-based merchandise).

     Revenue recognized under license agreements during the years December 31, 2001, 2002 and 2003 was generated within the business categories set forth below. The "Toy service fee" category relates to fees earned for services rendered for the design, development, marketing and merchandising of
Marvel-based toys under license with TBW. The "Other" category includes domestics, collectibles and other.

                                                 Years Ended December 31,
                                                      (in thousands)

                                                2001        2002        2003
                                                ----        ----        ----
Apparel and Accessories                       $ 7,718     $11,346     $39,218
Entertainment (including studios, themed
  attractions and electronic games)            14,756      39,529      50,589
Toy royalties                                   5,413      13,184      44,526
Toy service fees                                  950      11,293      35,175
Other                                          11,175       4,210      19,696
                                             --------    --------    --------
Totals                                       $ 40,012    $ 79,562    $189,204
                                             ========    ========    ========


Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in status of the customers' financial condition and other relevant factors. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. A significant change in the level of uncollectible amounts would have a significant effect on the Company's results of operations.

Excess and Obsolete Inventory

     The Company writes down excess and obsolete inventory equal to the estimated market value based upon assumptions about future product demand, consumer trends, the success of related feature films, the availability of alternate distribution channels and overall market conditions. If actual product demands, consumer trends and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. In connection with the discontinuance of the Spectra Star product line in 2003, the Company recorded an additional $2.2 million in inventory reserves during the fourth quarter of 2002, reflected in the cost of sales of the Toy Biz segment.

Molds and Tools

     Molds and tools are stated at cost less accumulated depreciation. The Company owns the molds and tools used in the production of the Company's products by third-party manufacturers. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over the estimated selling life of the related toys, which is generally one to three years. On an ongoing basis, the Company reviews the recoverability of the carrying value of the molds and tools. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and when applicable, the overall commercial success of the related and comparable feature length movies, television shows and comic books. If the facts and circumstances suggest a change in useful lives of the molds and tools or impairment in the carrying value, the useful lives are adjusted and the unamortized costs are expensed.

Product and Package Design Costs

     Product and package design costs are stated at cost less accumulated depreciation and amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptures and other handcrafted models from which molds and dies are made. Package design costs include costs relating to artwork, modeling and printing separations used in the production of packaging. For financial reporting purposes, depreciation and amortization is computed by the straight-line method over the estimated selling life of the related toys, which is generally one to three years. On an ongoing basis, the Company reviews the recoverability of the carrying value of product and package design costs. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and when applicable, the overall commercial success of the related and comparable feature length movies, television shows and comic books. If the facts and circumstances suggest a change in useful lives of the product and package design costs or impairment in the carrying value, the useful lives are adjusted and the unamortized costs are expensed.

Goodwill and Other Intangibles

     The Company has significant goodwill and other intangible assets on its balance sheet, which resulted from the acquisition of Marvel Entertainment Group, Inc. in 1998. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The Company assesses the fair value and recoverability of its long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors to make its determination. The fair value of the Company's long-lived assets and goodwill is dependent upon the forecasted performance of the Company's business, changes in the media and entertainment industry and the overall economic environment. When the Company determines that the carrying value of its intangibles and goodwill may not be recoverable, the Company measures any impairment based upon a forecasted discounted cash flow method.

     Effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. Goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and are also subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. The first of such impairment tests was performed during the first six months of 2002 which resulted in the recording of a one-time non-cash charge with respect to its toy merchandising and distribution reporting unit (See Note 3 to the Consolidated Financial Statements for further details.) The Company performed annual impairment reviews at December 31, 2002 and 2003, which did not result in an impairment charge and will perform future annual reviews as of December 31 of each subsequent year.

Royalties

     The Company regularly reviews the recoverability of its prepaid royalties and minimum guaranteed commitments. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and the overall commercial success of the related and comparable feature length movies. During 2002, the Company reviewed the recoverability of prepaid royalty payments associated with the Lord of the Rings toy license. Due to lower than anticipated actual sales and sell through at the retail level, in 2002, the Company accelerated the write-off of $7.9 million in prepaid royalties. These charges are reflected in the selling, general and administrative expenses in 2002 for the Toy Biz segment.

     The Company also shares revenues with studio partners for characters portrayed in theatrical releases. Typically, the studio is paid roughly 50% of the total license income derived from both classic and movie licensing for a specific character, in most cases net of a distribution fee retained by the Company, and in some instances with some adjustments for characters that have generated sales prior to the theatrical release. This adjustment acts to reduce the effective percentage share with the studios. In 2003, the Company accrued $39.0 million ($2.3 million in 2002) for the share of royalties due to Studio partners.

Accounting for Joint Venture

     The Company has entered into a jointly owned limited partnership with Sony Pictures Consumer Products Inc. to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. The Company accounts for the activity of this joint venture under the equity method. The joint venture began recognizing revenues after Spider-Man: The Movie was released during May 2002.

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

Recent Accounting Pronouncements

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based compensation. SFAS No. 148 also amended the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. The Company has elected to follow the disclosure-only provisions under SFAS No. 148. For the purposes of SFAS No. 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The Company's pro forma information follows:
                                                                                      Years Ended December 31,
                                                                                   2001        2002        2003
                                                                                 -------------------------------

                                                                                 (in thousands, except per share
                                                                                                data)

Net (loss) income, as reported..............................................    $  5,265    $ 22,610    $151,648
Net (loss) income attributable to common stock..............................     (10,769)    (45,522)    150,485
Net (loss) income per share attributable to common stock - diluted (1)......       (0.31)      (1.18)       2.01
Stock based employee compensation cost, net of tax, if FAS 123 was applied..       5,226       3,935       6,661
Pro forma net (loss) income.................................................          39      18,675     144,987
Pro forma net (loss) income attributable to common stock....................     (15,995)    (49,457)    143,824
Pro forma net (loss) income per share attributable to common stock - diluted (1)   (0.47)      (1.28)       1.90

(1) On February 24, 2004, the Company approved a 3-for-2 stock split, in the form of a dividend, to be distributed on March 26, 2004 to stockholders of record on March 12, 2004. The stock split will require retroactive restatement of all historical per share data in the quarter ending March
     31, 2004 as well as the quarterly and annual results for the last two fiscal years. Pro forma per share amounts adjusted for the stock split would have been as follows:

Net (loss) income per share attributable to common stock - diluted..........      (0.21)        (.78)       1.34
Pro forma net (loss) income per share attributable to common stock - diluted      (0.31)        (.85)       1.27


     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." The interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity's equity holders lack adequate decision-making ability. These entities, variable interest entities (VIEs), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Application of the interpretation is required in financial statements that have interests in structures that are commonly referred to as special purposes entities for periods ending after December 15, 2003. For all other types of variable interest entities the interpretation is required for periods ending after March 15, 2004. Management does not believe that this will have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has operations in Hong Kong. In the normal course of business, the operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. In December 2003, the Company opened offices in London, England and Tokyo, Japan, to expand international licensing. Future international licenses may be denominated in other currencies which will subject the Company to additional currency fluctuation risks.

     Market risks related to the Company's operations result primarily from changes in interest rates. At December 31, 2003, the Company's Senior Notes bore interest at a fixed rate. A 10% increase or decrease in the interest rate on the Company's credit facility is not expected to have a significant future impact on the Company's financial position or results of operations.

     Additional information relating to the Company's outstanding financial instruments is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item, the report of the independent auditors thereon and the related required financial statement schedule appear on pages F-2 to F-34. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 16 to the December 31, 2003 Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Based upon their evaluation of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference to the information appearing under the captions "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in the Company's definitive proxy statement to be filed not later than April 29, 2004, with the Securities and Exchange Commission.


Item 11. Executive Compensation

     The information required by Item 11 is incorporated herein by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed not later than April 29, 2004, with the Securities and Exchange Commission.


Item 12. Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed not later than April 29, 2004, with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated herein by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed not later than April 29, 2004, with the Securities and Exchange Commission.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to the information appearing under the caption "Ratification of Appointment of Independent Accountants" in the Company's definitive proxy statement to be filed not later than April 29, 2004, with the Securities and Exchange Commission.


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

     (b)  Reports on Form 8-K.

          During the last quarter of 2003, the Company filed the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K filed October 9, 2003, reporting Items 7 and 12.

          2. Current Report on Form 8-K filed November 12, 2003, reporting Items 7 and 12.

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

3(i).1    Restated  Certificate of Incorporation.  (Incorporated by reference to
          Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 13, 1998 and filed with the Securities and Exchange Commission on October 14, 1998.)

3(i).2 Certificate of Amendment of the Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

3(ii) Amended and Restated Bylaws, as amended through the date hereof. (Filed herewith.)

4.1 Article V of the Restated Certificate of Incorporation (see Exhibit 3.1, above), defining the rights of holders of Common Stock.

4.2 Rights Agreement, dated as of August 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent, defining the rights of holders of Preferred Share Purchase Rights. (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated August 22, 2000 and filed with the Securities and Exchange Commission on September 12, 2000.)

4.3 Amendment to Rights Agreement, dated as of November 30, 2001, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

4.4 Amendment No. 2 to Rights Agreement, dated as of October 7, 2002, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 4, 2002 and filed with the Securities and Exchange Commission on October 7, 2002.)

4.5 Indenture, dated as of February 25, 1999, defining the rights of holders of 12% senior notes due 2009. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.1 1998 Stock Incentive Plan. (Incorporated by reference to Annex A of the Company's Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on December 30, 1998.*

10.2 Amendment No. 1 to the 1998 Stock Incentive Plan. (Incorporated by reference to Appendix D of the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on January 3,
          2003).*

10.3 Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001).

10.4 Voting Agreement, dated as of November 30, 2001, by and among the Registrant, Avi Arad, Isaac Perlmutter, Morgan Stanley & Co. Incorporated, and Whippoorwill Associates, Incorporated, as agent and/or general partner for its discretionary accounts. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated and filed with the Securities Exchange Commission on December 4, 2001.)

10.5 Notes Purchase Agreement, dated as of November 30, 2001, by and between the Registrant and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated and filed with the Securities Exchange Commission on December 4, 2001.)

10.6 Agreement (concerning letters of credit) dated August 23, 2001, between Object Trading Corp., the Company and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.7 Credit Agreement. dated as of November 30, 2001, by and between the Company and HSBC Bank USA. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.8 Pledge and Security Agreement, dated as of November 30, 2001, from the Company and other grantors referred to therein, as Grantors, to HSBC Bank USA, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.9 Subsidiary Guaranty, dated as of November 30, 2001, in favor of HSBC Bank USA, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.10 Personal Guaranty by Isaac Perlmutter in favor of HSBC Bank USA, dated as of November 30, 2001. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.11 Registration Rights Agreement, dated as of October 1, 1998, by and among the Company, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust - 1997, and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)

10.12 Registration Rights Agreement, dated as of December 8, 1998, by and among the Company, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc. (Incorporated by reference to Exhibit
          10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

10.13 Warrant Shares Registration Right Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.14 Sublease, dated as of June 9, 2000 between HSBC Bank USA and the Company, as amended by First Amendment to Sublease dated December 1, 2000. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.15 Agreement, dated as of October 4, 2002, to Terminate Stockholders' Agreement, dated as of October 1, 1998, among the Company and various of its stockholders. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 4, 2002 and filed with the Securities and Exchange Commission on October 7, 2002.)

10.16 Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

10.17 Employment Agreement between the Company and F. Peter Cuneo, dated as of July 19, 1999. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)*

10.18 Amendment to Employment Agreement, dated as of December 2, 2002, by and between the Company and F. Peter Cuneo. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)*

10.19 Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Company. (Incorporated by reference to Exhibit
          10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.20 Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.21 Amendment to Employment Agreement with Avi Arad dated January 2001. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)*

10.22 Amendment to Employment Agreement with Avi Arad dated December 9, 2002. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)*

10.23 Employment Agreement by and between the Company and Alan Fine, dated as of August 13, 2001. (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)*

10.24 Employment Agreement, dated as of October 29, 1999, between the Company and Richard Ungar. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.25 Amendment to Employment Agreement, dated as of April 9, 2002, between the Company and Richard Ungar. (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)*

10.26 Loan Out Agreement, dated as of October 29, 1999, between the Company and Brentwood Television Funnies, Inc. (Incorporated by reference to
          Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.27 Employment Agreement, dated as of October 29, 1999, between the Company and Allen S. Lipson. (Incorporated by reference to Exhibit
          10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.28 Amendment No. 1 to Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S. Lipson. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)*

10.29 Amended and Restated Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S. Lipson. (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)*

10.30 Employment Agreement, dated as of January 26, 2000, between the Company and Bill Jemas. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.31 Amendment No. 1, dated November 12, 2002, to Employment Agreement with Bill Jemas. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)*

10.32 Amendment No. 2, dated October 13, 2003, to Employment Agreement with Bill Jemas. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)*

10.33 Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.34 Employment Agreement, dated as of May 28, 2002, by and between the Company and Kenneth P. West. (Incorporated by reference to Exhibit
          10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)*

10.35 Employment Agreement, dated as of August 1, 2003, by and between the Company and Timothy Rothwell. (Incorporated by reference to Exhibit
          10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)*

10.36 Employment Agreement, dated as of October 15, 2003, by and between the Company and Bruno Maglione. (Filed herewith.)*

10.37 Employment Agreement, dated as of December 11, 2003, by and between the Company and David Maisel. (Filed herewith.)*

10.38 Employment Agreement, dated as of February 24, 2004, by and between the Company and John N. Turitzin. (Filed herewith.)*

21        Subsidiaries of the Registrant. (Filed herewith.)

23.1      Consent of Independent Auditors. (Filed herewith.)

23.2      Consent of Independent Auditors. (Filed herewith.)

23.3      Consent  of  Independent  Auditors.  (Filed  herewith.)

24        Power of attorney (included on signature page hereto.)

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

32        Certification  pursuant  to  Section  906 of the  Sarbanes-Oxley  Act.
          (Furnished herewith.)

*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARVEL ENTERPRISES, INC.

                                        By: /s/  Allen S. Lipson
                                        ---------------------------------------
                                        Allen S. Lipson
                                        President and Chief Executive Officer
                                        Date: March 11, 2004

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


Signature                               Title                                      Date

/s/ Allen S. Lipson        President and Chief Executive Officer               March 11, 2004
---------------------
Allen S. Lipson            (principal executive officer)


/s/ Kenneth P. West        Chief Financial Officer                              March 11, 2004
---------------------
Kenneth P. West            (principal financial and accounting officer)


/s/ Morton E. Handel       Chairman of the Board of Directors                   March 11, 2004
---------------------
Morton E. Handel


/s/ F. Peter Cuneo         Vice Chairman of the Board of Directors              March 11, 2004
---------------------
F. Peter Cuneo


/s/ Isaac Perlmutter       Vice Chairman of the Board of Directors              March 11, 2004
---------------------
Isaac Perlmutter


/s/ Avi Arad               Director                                             March 11, 2004
---------------------
Avi Arad


/s/ Sid Ganis              Director                                             March 11, 2004
---------------------
Sid Ganis


/s/ Richard Solar          Director                                             March 11, 2004
---------------------
Richard Solar


/s/ James F. Halpin        Director                                             March 11, 2004
---------------------
James F. Halpin


/s/ Lawrence Mittman       Director                                             March 11, 2004
---------------------
Lawrence Mittman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Marvel Enterprises, Inc.
Report of Independent Auditors..........................................................................     F-2
Consolidated Balance Sheets as of December 31, 2002 and  2003...........................................     F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003..............     F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December        F-5
    31, 2001, 2002 and 2003.............................................................................
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, and 2003.............     F-6
Notes to Consolidated Financial Statements..............................................................     F-7


Consolidated Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts...........................................................    F-34

     All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Marvel Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Marvel Enterprises, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Enterprises, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                                        /s/Ernst & Young LLP


New York, New York
February 27, 2004

                            MARVEL ENTERPRISES, INC.
                                DECEMBER 31, 2003
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31, December 31,
                                                                                             2002         2003
                                                                                         (in thousands, except
                                                                                                share data)
ASSETS
Current assets:
  Cash and cash equivalents......................................................        $ 53,690     $ 32,562
  Certificates of deposit and commercial paper...................................              --      214,457
  Accounts receivable, net.......................................................          43,420       51,820
  Inventories, net ..............................................................          16,036       12,975
  Distribution receivable from joint venture, net................................           2,102        2,056
  Deferred income taxes, net ....................................................              --       18,197
  Deferred financing costs.......................................................             667          667
  Prepaid expenses and other current assets......................................           6,700        2,273
                                                                                        ---------     --------
        Total current assets                                                              122,615      335,007

Molds, tools and equipment, net..................................................           6,997        5,811
Product and package design costs, net ...........................................             859        1,433
Goodwill, net ...................................................................         365,604      341,708
Intangibles, net.................................................................             649          335
Accounts receivable, non-current portion.........................................          17,284       26,437
Deferred income taxes, net.......................................................              --       28,246
Deferred financing costs.........................................................           3,446        2,779
Other assets.....................................................................              65          101
                                                                                        ---------     --------
        Total assets.............................................................       $ 517,519    $ 741,857
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................        $ 11,607     $ 18,455
  Accrued royalties..............................................................          12,800       32,936
  Accrued expenses and other current liabilities.................................          35,571       35,359
  Administration expense claims payable .........................................           1,303          788
  Unsecured creditors payable ...................................................           3,034        2,963
  Deferred revenue ..............................................................          25,696       30,308
                                                                                        ---------     --------
        Total current liabilities................................................          90,011      120,809
Senior notes     ................................................................         150,962      150,962
Accrued rent.....................................................................             897          636
                                                                                               --           --
        Total liabilities........................................................         241,870      272,407
                                                                                          -------      -------
8% cumulative convertible exchangeable redeemable preferred stock, $.01 par value,
75,000,000 shares authorized, 3,276,544 issued and  outstanding in  2002 and none
issued and outstanding in  2003, liquidation preference $10 per share............          32,780           --
                                                                                          -------      -------
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued.......              --           --
Common stock, $.01 par value, 250,000,000 shares authorized, 68,534,135 issued and
61,140,135 outstanding in 2002 and 79,804,137 issued and 72,410,137 outstanding
  in 2003........................................................................             685          798
Deferred stock compensation......................................................            --         (4,857)
Additional paid-in capital.......................................................         486,106      567,308
Accumulated deficit..............................................................        (208,419)     (57,934)
Accumulated other comprehensive loss.............................................          (2,548)      (2,910)
                                                                                         --------      -------
        Total stockholders' equity before treasury stock.........................         275,824      502,405
Treasury stock, 7,394,000 shares.................................................         (32,955)     (32,955)
                                                                                         --------     --------
        Total stockholders' equity ..............................................         242,869      469,450
                                                                                          -------      -------

        Total liabilities and stockholders' equity ..............................        $517,519     $741,857
                                                                                         ========     ========


                 See Notes to Consolidated Financial Statements.


                            MARVEL ENTERPRISES, INC.
                                DECEMBER 31, 2003
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                                           2001         2002         2003
                                                                           -----        ----         ----
                                                                         (in thousands, except per share
                                                                                        data)
Net sales (Note 15) ................................................   $ 181,224    $ 299,046    $ 347,626
Cost of sales ......................................................      88,709      142,103       79,466
                                                                       ---------    ---------    ---------
Gross profit .......................................................      92,515      156,943      268,160
Operating expenses:
     Selling, general and administrative ...........................      62,048       85,800      108,882
     Pre-acquisition litigation charge .............................       3,000         --           --
     Administration expense claims payable no longer required ......      (3,474)        --           --
     Depreciation and amortization .................................       5,559        5,433        4,024
     Amortization of goodwill and other intangibles ................      23,764          339          314
                                                                       ---------    ---------    ---------
        Total operating expenses ...................................      90,897       91,572      113,220
Other income, net ..................................................        --          1,351        1,413
Equity in net (loss) income of joint venture .......................        (325)      13,802       10,869
                                                                       ---------    ---------    ---------
Operating income ...................................................       1,293       80,524      167,222
Interest expense ...................................................      29,174       41,997       18,718
Interest  income and other expenses, net ...........................       1,055          149        1,868
                                                                       ---------    ---------    ---------
(Loss) income before income tax expense, extraordinary gain and
    cumulative effect of change in accounting principle ............     (26,826)      38,676      150,372
Income tax expense (benefit) .......................................         647       11,902       (1,276)
                                                                       ---------    ---------    ---------
(Loss) income before extraordinary gain and cumulative effect of
    change in accounting principle .................................     (27,473)      26,774      151,648
Extraordinary gain, net of income tax expense of $11,273 ...........      32,738         --           --
                                                                       ---------    ---------    ---------
Income before cumulative effect of change in accounting
     principle .....................................................       5,265       26,774      151,648
Cumulative effect of change in accounting  principle,  net of income
     tax benefit of $3,002 .........................................        --          4,164         --
                                                                       ---------    ---------    ---------
Net income .........................................................       5,265       22,610      151,648
Less: preferred stock dividends ....................................      16,034       68,132        1,163
                                                                       ---------    ---------    ---------
Net (loss) income attributable to common stock .....................   $ (10,769)   $ (45,522)   $ 150,485
                                                                       =========    =========    =========
Basic and diluted net (loss) income per share:
Weighted average shares outstanding:
      Weighted average shares for basic earnings per share .........      34,322       38,514       66,903
      Effect of dilutive stock options .............................        --           --          7,891
      Effect of dilutive preferred stock conversion ................        --           --            832
                                                                       ---------    ---------    ---------
Weighted average shares for diluted earnings per share .............      34,322       38,514       75,626
Net (loss) income per share (Note 17):
      Basic
        Before cumulative effect of accounting change and
          extraordinary gain .......................................   $   (1.27)   $   (1.07)   $    2.25
        Cumulative effect of accounting change and extraordinary
          gain .....................................................        0.96        (0.11)        --
                                                                       ---------    ---------    ---------
                                                                       $   (0.31)   $   (1.18)   $    2.25
                                                                       =========    =========    =========
      Diluted
        Before cumulative effect of accounting change and
          extraordinary gain .......................................   $   (1.27)   $   (1.07)   $    2.01
        Cumulative effect of accounting change and extraordinary
          gain .....................................................        0.96        (0.11)        --
                                                                       ---------    ---------    ---------
                                                                       $   (0.31)   $   (1.18)   $    2.01
                                                                       =========    =========    =========

                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.
                                DECEMBER 31, 2003

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                                                   Accumulated
                                                                          Additional                  Other
                                      Common       Common     Deferred     Paid-In    Accumulated Comprehensive   Treasury
                                      Stock        Stock       Stock      Capital      Deficit        Loss         Stock      Total
                                                                        (in thousands)

Balance at December 31, 2000 ...      33,702         411        --        216,068     (152,128)        --        (32,955)    31,396
Conversion  of  preferred  stock
    to common  stock ...........       1,065          10        --         10,234         --           --           --        0,244
Warrants exercised .............        --          --          --              5         --           --           --            5
Warrants issued ................        --          --          --          1,980         --           --           --        1,980
Warrants issued to
stockholder/director ...........        --          --          --         10,482         --           --           --       10,482
Preferred dividends ............        --          --          --           --        (16,034)        --           --      (16,034)
Net income .....................        --          --          --           --          5,265         --           --        5,265
Other comprehensive loss .......        --          --          --           --           --         (1,380)        --       (1,380)
                                                                                                                          ---------
Comprehensive income ...........        --          --          --           --           --           --           --        3,885
                                   ---------   ---------   ---------    ---------    ---------    ---------    ---------  ---------
Balance at December 31, 2001 ...      34,767         421        --        238,769     (162,897)      (1,380)     (32,955)    41,958
Conversion  of  preferred  stock
    to common stock ............      25,714         257        --        243,070         --           --           --      243,327
Warrants exercised .............         295           2        --             (2)        --           --           --          --
Warrants issued to .............        --          --          --          2,567         --           --           --        2,567
stockholder/director
Preferred dividends ............        --          --          --           --        (68,132)        --           --      (68,132)
Employee stock options exercised         364           5        --          1,702         --           --           --        1,707
Net income .....................        --          --          --           --         22,610         --           --       22,610
Other comprehensive loss .......        --          --          --           --           --         (1,168)        --       (1,168)
                                                                                                                          ---------
Comprehensive income ...........        --          --          --           --           --           --           --       21,442
                                   ---------   ---------   ---------    ---------    ---------    ---------    ---------  ---------
Balance at December 31, 2002 ...      61,140         685        --        486,106     (208,419)   $  (2,548)     (32,955)   242,869
Conversion  of  preferred  stock
    to common stock ............       3,501          35        --         33,908         --           --           --       33,943
Warrants exercised .............       4,853          49        --         15,172         --           --           --       15,221
Preferred dividends ............        --          --          --           --         (1,163)        --           --       (1,163)
Employee stock options exercised       2,713          27        --         12,629         --           --           --       12,656
Tax  benefit  of  stock  options
exercised ......................        --          --          --         14,189         --           --           --       14,189
Restricted stock grants ........         203           2      (5,306)       5,304         --           --           --          --
Amortization of restricted
    stock grants ...............        --          --           449         --           --           --           --          449
Net income .....................        --          --          --           --        151,648         --           --      151,648
Other comprehensive loss .......        --          --          --           --           --           (362)        --         (362)
                                   ---------   ---------   ---------    ---------    ---------    ---------    ---------  ---------
Comprehensive income ...........        --          --          --           --           --           --           --      151,286
                                   ---------   ---------   ---------    ---------    ---------    ---------    ---------  ---------
Balance at December 31, 2003 ...   $  72,410   $     798   $  (4,857)   $ 567,308    $ (57,934)   $  (2,910)   $ (32,955) $ 469,450
                                   =========   =========   =========    =========    =========    =========    =========  =========

                See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                                DECEMBER 31, 2003

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                               2001        2002         2003
                                                                             ---------  -----------    -------
                                                                                      (in thousands)
Net income ............................................................   $   5,265    $  22,610    $ 151,648
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization ....................................      29,323        5,772        4,338
     Provision for doubtful accounts ..................................       3,470        3,335        1,123
     Amortization of deferred financing charges .......................       2,136       21,151          667
     Non-cash charge for compensatory stock option and restricted stock        --           --            903
     Tax benefit of stock option exercised ............................        --           --         14,189
     Gain from sale of fixed assets ...................................        --           --           (118)
     Deferred income taxes ............................................        --         10,907      (21,382)
     Pre-acquisition litigation charge ................................       3,000         --           --
     Administration expense claims no longer required .................      (3,474)        --           --
     Cumulative effect of change in accounting principle, net of
       income tax benefit..............................................        --          4,164         --
     Extraordinary gain, net of income tax provision ..................     (32,738)        --           --
     Equity in net loss (income) of joint venture .....................         325      (13,802)     (10,869)
     Distributions from joint venture .................................       1,081       10,031       16,394
     Changes in operating assets and liabilities:
        Accounts receivable ...........................................      (3,543)     (16,501)     (18,676)
        Inventories ...................................................      21,864        4,880        3,061
        Prepaid expenses and other current assets .....................      (5,676)       6,228        4,427
        Deferred charges and other non-current assets .................         (25)          74          (36)
        Accounts payable, accrued expenses and other  current
          liabilities .................................................     (11,114)      16,137       25,282
                                                                           ---------    ---------   ---------
Net cash provided by operating activities .............................       9,894       74,986      170,951
                                                                           ---------    ---------   ---------
Cash flow used in investing activities:
     Payment of administration expense claims and unsecured
       creditor claims ................................................      (2,231)      (4,402)        (586)
     Purchases of molds, tools and equipment ..........................      (4,311)      (2,068)      (1,712)
     Proceeds from sale of fixed assets ...............................        --           --            263
     Expenditures for product and package design costs ................      (2,934)        (927)      (1,830)
     Purchase of certificates of deposit and commercial paper .........        --           --       (214,457)
     Other intangibles and acquisition consideration ..................        (516)          (1)      (1,180)
                                                                           ---------    ---------   ---------
Net cash used in investing activities .................................      (9,992)      (7,398)    (219,502)
                                                                           ---------    ---------   ---------
Cash flow from financing activities:
     Repurchase of senior notes .......................................     (32,108)        --           --
     Proceeds from (repayments of) credit facility ....................      37,000      (37,000)        --
     Deferred financing costs .........................................      (6,011)        (196)        --
     Employee stock options exercised .................................        --          1,707       12,202
     Proceeds from exercise of stock warrants .........................           5         --         15,221
                                                                           ---------    ---------   ---------
Net cash (used in) provided by financing activities ...................      (1,114)     (35,489)      27,423
                                                                           ---------    ---------   ---------
     Net (decrease) increase in cash and cash equivalents .............      (1,212)      32,099      (21,128)
     Cash and cash equivalents at beginning of year ...................      22,803       21,591       53,690
                                                                           ---------    ---------   ---------
     Cash and cash equivalents at end of year .........................   $  21,591    $  53,690    $  32,562
                                                                           =========    =========   =========
Supplemental disclosure of cash flow information:
     Interest paid  (1) ...............................................   $  15,362    $  29,388    $  18,116
     Income taxes paid, net of refunds ................................       2,889          428        3,363
     Other non-cash transactions:
             Preferred stock dividends ................................      16,034       68,132        1,163
             Value of warrants issued in connection with credit facility     12,462        2,567         --
             Value of senior notes received in satisfaction of licensing
             fees from a third party  ................................       20,000         --           --

(1) Interest paid in 2002 includes a payment of $9.1 million relating to the December 2001 interest amount due to the Company's 12% senior note holders.


                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


1.   Description of Business and Basis of Presentation

     Marvel Enterprises, Inc. and its subsidiaries, (the "Company") is one of the world's most prominent character-based entertainment companies with a proprietary library of over 4,700 characters, and operates within three segments, licensing, publishing and toy merchandising and distribution.

     The term "MEG" refers to Marvel Entertainment Group, Inc., and its subsidiaries, prior to the consummation of its acquisition by the Company and its emergence from bankruptcy and the term "Toy Biz, Inc." refers to the Company prior to the consummation of the acquisition.

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

                                December 31, 2003


2.   Summary of Significant Accounting Policies

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment relate to provisions for returns, other sales allowances and doubtful accounts, future revenues from episodic television series, the realizability of inventories, goodwill and other intangible assets, and the reserve for minimum royalty guarantees and minimum advances, deferred income tax assets, molds, tools and equipment, and product and package design costs, the Fleer pension liability, litigation related accruals, royalties payable, administration expense claims payable and the fair valuation of the warrants issued in regard to the 2001 HSBC credit facility. Actual results could differ from those estimates.

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

Molds, Tools, and Equipment

     Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. For financial reporting purposes, depreciation and amortization is computed by the straight-line method generally over a one to three-year period (the estimated selling life of related products) for molds and tooling costs and over a five-year life for furniture and fixtures and office equipment. On an ongoing basis, the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in depreciation and amortization for the years ended December 31, 2001, 2002 and 2003 were approximately $1,295,000, $660,000, and $0 respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003


Product and Package Design Costs

     Product and package design costs are stated at cost less accumulated depreciation and amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. For financial reporting purposes, amortization of product and package design is computed by the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Write-offs, in excess of normal amortization, which are included in amortization for the years ended December 31, 2001, 2002 and 2003 were approximately $1,540,000 and $799,000 and $0 respectively.

Goodwill and Other Intangibles

     Goodwill and other intangibles are stated at cost less accumulated amortization. For the years ended December 31, 2000 and 2001, goodwill was amortized over 20 years. In January 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter or upon the occurrence of an impairment indicator. The Company performs an annual impairment review at December 31 of each year. No impairment charge was required at December 31, 2002 and 2003.

       Other intangible assets are amortized over 3 to 10 years.

Long-Lived Assets

     The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Deferred Financing Costs

     Deferred financing costs, which are mainly costs associated with the Company's Senior Notes and the Company's HSBC Credit Facility, are amortized over the term of the related agreements using the effective interest method. See
Note 5 to the Consolidated Financial Statements for further details of the accelerated amortization of the deferred financing costs associated with the Company's HSBC Credit Facility during the year ended December 31, 2002.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

Research and Development

     Research and development costs are charged to operations as incurred. For the years ended December 31, 2001, 2002 and 2003, research and development expenses were approximately $3,875,000, $2,296,000, and $1,514,000 respectively.

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

     Revenue from licensing of characters owned by the Company are recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 "Revenue Recognition" (an amendment of Staff
Accounting Bulletin No. 101 "Revenue Recognition"). Under the guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the characters are made available to the licensee, when the fee is fixed or determinable and when collection is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Revenues related to the licensing of animated television series are recorded in accordance with AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films." Under this Statement of Position, revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.

     For licenses involving minimum payment obligations to the Company, when the Company has performed its obligations under the agreement, if any, and collection is reasonably assured, Staff Accounting Bulletin No. 104 "Revenue Recognition" (an amendment of Staff Accounting Bulletin No. 101 "Revenue Recognition") requires that revenue be recognized prior to the collection of all amounts ultimately due. The Company's license agreements often include nonrefundable minimum guaranteed royalties which are payable by the licensee over the life of the agreement. GAAP requires that revenue from licensing be recognized when substantially all Company obligations, if any, are performed, generally at the inception of the license, and reasonable assurance of collectibility is determined. For contracts not providing minimum guaranteed royalties (e.g., studio licenses), the Company records license revenue when reported by such licensees (i.e., based upon royalties earned from the sales of the related character-based merchandise).

Advertising Costs

     Advertising production costs are expensed when the advertisement is first run. For the years ended December 31, 2001, 2002, and 2003, advertising expenses were approximately $6,637,000, $5,777,000, and $5,325,000 respectively. There were no prepaid advertising costs at December 31, 2002. At December 31, 2003, the Company had approximately $206,000 of prepaid advertising costs, principally related to production of advertisement that is scheduled to run in fiscal 2004.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

Foreign Currency Translation

     The financial position and results of all of the Company's operations are measured using the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments have not been material.

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

     In accordance with the provisions of SFAS 148, the Company has elected to continue to account for its stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows: (See Note 17)

                                                                                    Years Ended December 31,
                                                                                    2001       2002       2003
                                                                                   ------     ------     ------
                                                                             (in thousands, except per share data)
Net income, as reported .......................................................   $ 5,265  $  22,610  $ 151,648
Net (loss) income attributable to common stock, as reported ...................   (10,769)   (45,522)   150,485
Net (loss) income per share attributable to common stock - diluted, as reported     (0.31)     (1.18)      2.01
Stock based employee compensation cost, net of tax, if SFAS 123 was applied ...     5,226      3,935      6,661
Pro forma net income ..........................................................        39     18,675    144,987
Pro forma net (loss) income attributable to common stock ......................   (15,995)   (49,457)   143,824
Pro forma net (loss) income per share attributable to common stock - diluted ..     (0.47)     (1.28)      1.90

(1) On February 24, 2004, the Company approved a 3-for-2 stock split, in the form of a dividend, to be distributed on March 26, 2004 to stockholders of record on March 12, 2004. The stock split will require retroactive restatement of all historical per share data in the quarter ending March
     31, 2004 as well as the quarterly and annual results for the last two fiscal years. Pro forma per share amounts effected for the stock split would have been as follows:

Net (loss) income per share attributable to common stock - diluted ............    (0.21)      (.78)        1.34
Pro forma net (loss) income per share attributable to common stock - diluted ..    (0.31)      (.85)        1.27

     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.920; and expected life of three years. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of 5 years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from 0.59 to ..78; and expected life of 5 years. The Black Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

Fair Value of Financial Instruments

     The estimated fair value of certain of the Company's financial instruments, including cash and cash equivalents, certificates of deposit, commercial paper, current portion of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The non-current portion of accounts receivable have been discounted to their net present value, which approximates fair value.

     The estimated fair values of the Company's Senior Notes and outstanding 8% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share ("8% Preferred Stock") are based on market prices, where available. The carrying amounts and estimated fair values of these financial instruments were as follows:

                                                                December 31, 2002         December 31, 2003
                                                               ------------------        -----------------
                                                              Carrying   Estimated      Carrying   Estimated
                                                               Amount   Fair Value      Amount    Fair Value
                                                               ------   ----------      ------    ----------
                                                                                (in thousands)
                  Senior Notes.................              $ 150,962  $ 150,962      $ 150,962  $ 165,761
                  8% preferred stock...........              $  32,780  $  32,541      $       -  $       -

Concentration of Risk

     Substantially all of the Company's toy products are manufactured in China, which subjects the Company to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. The Company's ability to obtain products from its Chinese manufacturers is dependent upon the United States' trade relationship with China.

     The Company generally requires all toy customers which purchase under an FOB East Asia basis to secure their orders with an irrevocable letter of credit or advance funds. The Company's publishing and licensing activities generally do not require collateral or other security with regard to balances due from customers. The Company extends credit to its customers in the normal course of business and performs periodic credit evaluations of its customers, maintaining allowances for potential credit losses. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded amount is adequate.

     Marvel distributes its comic books to the direct market through a major comic book distributor. Termination of this distribution agreement could significantly disrupt publishing operations.

Income (Loss) Per Share

     In accordance with SFAS No. 128 "Earnings Per Share", basic income (loss) per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the periods. The computation of diluted income (loss) per share is similar to the computation of basic income (loss) per share, except the number of shares is increased assuming the exercise of dilutive stock options and warrants using the treasury stock method and the conversion of 8% Preferred Stock using the if-converted method unless the effect is anti-dilutive. For the years ended December 31, 2001 and 2002, any dilution arising from the Company's outstanding employee stock options and warrants as well as the assumed conversion of the 8% Preferred Stock was not included as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." The interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity's equity holders lack adequate decision-making ability. These entities, variable interest entities (VIEs), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

to the risks and rewards of the VIE. Application of the interpretation is required in financial statements that have interests in structures that are commonly referred to as special purposes entities for periods ending after December 15, 2003. For all other types of variable interest entities the interpretation is required for periods ending after March 15, 2004. Management does not believe that this will have a material impact on the Company's financial statements.

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

                                December 31, 2003

     Had the Company adopted SFAS 142 on January 1, 2001, the historical loss attributable to common stockholders and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below (in thousands except per share amounts):


                                                                  Year Ended
                                                                  December 31,
                                                                     2001
                                                                (in thousands,
                                                                    except
                                                                per share data)

Loss before extraordinary gain, as reported.................      $(27,473)
Net loss attributable to common stock, as reported.......          (10,769)
Loss per share before extraordinary gain attributable
   to common stock, as reported...............................       (1.27)
Net loss per share attributable to common stock, as
reported......................................................       (0.31)
Goodwill amortization........................................       23,465
Pro forma loss before extraordinary gain....................        (4,008)
Pro forma net income attributable to common stock...........        12,696
Pro forma loss per share before extraordinary gain
  attributable to common stock.................................      (0.58)
Pro forma net income per share attributable to common
  stock......................................................      $  0.37

     For the years ended December 31, 2001 and 2002 amortization of goodwill and other intangibles was approximately $23,764,000, and $339,000, respectively.

     On February 24, 2004, the Company approved a 3-for-2 stock split, in the form of a dividend, to be distributed on March 26, 2004 to stockholders of record on March 12, 2004. The above per share amounts have not been adjusted for this stock split.



                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

4.   Details of Certain Balance Sheet Accounts

                                                                          December 31,
                                                                       2002        2003
                                                                        (in thousands)
Accounts receivable, net, consists of the following:
   Toys:
     Accounts receivable ..........................................   $ 14,937    $ 13,149
     Less allowances for:
        Doubtful accounts .........................................       (428)       (651)
        Advertising, markdowns, volume discounts and other ........     (6,023)     (3,921)
                                                                      --------    --------
          Total toys ..............................................      8,486       8,577
                                                                      --------    --------
   Publishing:
     Accounts receivable ..........................................     13,614      17,457
     Less allowances for:
        Doubtful accounts .........................................       (221)       (221)
        Allowance for returns .....................................     (5,933)     (7,924)
                                                                      --------    --------
          Total publishing ........................................      7,460       9,312
                                                                      --------    --------
   Licensing:
     Accounts receivable ..........................................     34,284      38,132
     Less allowances for doubtful accounts ........................     (6,810)     (4,201)
                                                                      --------    --------
          Total licensing .........................................     27,474      33,931
                                                                      --------    --------
          Total ...................................................   $ 43,420    $ 51,820
                                                                      ========    ========
Inventories, net, consists of the following:
   Toys:
     Finished goods ...............................................   $  7,566    $  6,560
     Component parts, raw materials and work-in-process ...........        706          79
                                                                      --------    --------
          Total toys ..............................................      8,272       6,639
                                                                      --------    --------
   Publishing:
     Finished goods ...............................................      1,786       2,053
     Editorial and raw materials ..................................      5,978       4,283
                                                                      --------    --------
          Total publishing ........................................      7,764       6,336
                                                                      --------    --------
          Total ...................................................   $ 16,036    $ 12,975
                                                                      ========    ========
Accounts receivable, non - current portion are due as follows:
    2004 ..........................................................   $  6,538    $   --
    2005 ..........................................................      6,293      15,033
    2006 ..........................................................      6,981       8,900
    2007 and thereafter ...........................................       --         5,375
    Discounting ...................................................     (2,528)     (2,871)
                                                                      --------    --------
          Total ...................................................   $ 17,284    $ 26,437
                                                                      ========    ========

Accrued royalties consists of the following:
   Toys ...........................................................   $  7,669    $  1,574
   Publishing .....................................................      1,104       2,360
   Licensing ......................................................      4,027      29,002
                                                                      --------    --------
          Total ...................................................   $ 12,800    $ 32,936
                                                                      ========    ========
Accrued expenses and other current liabilities consists of the following:
   Accrued advertising costs ......................................   $  3,009    $    608
   Inventory purchases ............................................      4,130       7,290
   Income taxes payable ...........................................      2,218       4,705
   Bonuses ........................................................      4,302       4,074
   MEG acquisition accruals .......................................      1,184         989
   Accrued expenses - Fleer sale including pension benefits .......      4,982       5,234
   Pre-acquisition litigation charge ..............................      3,000        --
   Litigation and legal accruals ..................................      4,564       2,719
   Donation .......................................................       --         2,000
   Interest expense ...............................................        926       1,079
   Other accrued expenses .........................................      7,256       6,661
                                                                      --------    --------
          Total ...................................................   $ 35,571    $ 35,359
                                                                      ========    ========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

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

     In consideration for the HSBC Credit Facility, the Company issued warrants to HSBC to purchase up to 750,000 shares of the Company's common stock. These warrants had an exercise price of $3.62 and a life of five years. The fair value for the warrants was estimated at the date of issuance using the Black-Scholes

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003


option pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.924; and expected life of five years. The aggregate value of approximately $2.0 million was initially included in deferred financing costs. Due to the prepayment of the term loan, the related unamortized deferred financing costs which were being amortized over the initial three year term of the HSBC Credit Facility using the effective interest method were subsequently written off on an accelerated basis as of December 31, 2002. In December 2002, HSBC exercised 500,000 warrants and received 295,110 shares of common stock under a Cashless Exercise Ratio provision of the warrants. In February 2003, HSBC exercised all of its remaining warrants.

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

     In consideration for the Security Agreement, the Company issued Mr. Perlmutter immediately exercisable warrants on November 30, 2001 to purchase 3,867,708 shares of the Company's common stock. These warrants have an exercise price of $3.11 and a life of five years. The aggregate value of the exercisable warrants was approximately $10.5 million and is included in the Consolidated Balance Sheet at December 31, 2001 as deferred financing costs. During February 2002, Mr. Perlmutter guaranteed approximately $4.4 million relating to the Company's corporate office lease agreement as well as certain letters of credit totaling approximately $0.2 million, which are included within his maximum guarantee of $30.0 million, for which the Company granted him warrants to purchase 735,601 shares of common stock at an exercise price of $3.11 and a life of five years. Based on the cumulative amounts guaranteed by Mr. Perlmutter, 4,603,309 warrants were exercisable as of December 31, 2002. The fair value of the warrants was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.16%; no dividend yield; expected volatility of 0.92; and expected life of five years. The aggregate value of the exercisable warrants of approximately $13.0 million was included in the Consolidated Balance Sheet starting in November 2001 as deferred financing costs. Due to the prepayment of the Company's term loan, all related deferred financing costs, have initially been amortized over the initial three year term of the HSBC Credit Facility using the effective interest method and were subsequently written off on an accelerated basis as of December 31, 2002. During 2003, all of such warrants were exercised.

6.   8% Cumulative  Convertible  Exchangeable  Preferred Stock and Stockholders'
     Equity

     Each share of the 8% Preferred Stock was originally convertible into 1.039 fully paid and non-assessable shares of common stock of the Company. On November 18, 2002, the Company completed an Exchange Offer whereby 17.6 million shares (85%) of its 8% Preferred Stock were tendered in exchange for 24.5 million shares of its common stock utilizing a 1.39 exchange rate - or a premium of .351 shares. In connection with the Exchange Offer, the Company recorded a non-cash charge of approximately $55.3 million (representing the fair value of the additional common shares (the premium) issued in the Exchange Offer) as a preferred dividend in the fourth quarter of 2002, in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt." On March 31, June 30, September 30 and December 31, 2002, the Company issued 413,067, 400,538, 407,971 and 64,239 shares, respectively, of 8% Preferred Stock in payment of dividends declared and payable to stockholders of record on those dates. Conversions of preferred shares into common shares totaled 1,024,282 and 18,805,122 during the years ended December 31, 2001 and 2002, respectively.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

     On March 30, 2003, the Company converted all remaining outstanding shares of its 8% cumulative convertible exchangeable preferred stock (the "8% Preferred Stock") (approximately 3.3 million shares) at the stated conversion rate of
1.039 shares of the Company's common stock per each share of 8% Preferred Stock. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 under Section 3(a)(9) of that act.

     Under the terms of the 8% Preferred Stock, the Company was able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days on which the closing price of the Company's common stock exceeded $11.55 per share; March 18, 2003 marked the 10th consecutive trading day on which the Company's common stock's closing price met this criterion. During the three month period ended March 30, 2003, the Company issued approximately 3.5 million shares of common stock in the conversion,. The conversion increased the trading float and liquidity of the Company's common stock and extinguished the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $10.00 per share in cash in 2011.

As of December 31, 2003, the Company had reserved shares of common stock for issuance as follows:

Issuance  of  restricted  stock  ................................................................         203,085
Exercise of common  stock options................................................................      12,470,959
                                                                                                       ----------
Total............................................................................................      12,674,044
                                                                                                       ----------

7.   Stock Option Plans

     Under the terms of the Company's 1998 Stock Incentive Plan (the "1998 Plan"), incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares may be granted to officers, employees, consultants and directors of the Company and its subsidiaries. Under the Stock Incentive Plan, 16.0 million shares, including options described below, may be the subject of awards, and up to 4.0 million shares may be the subject of awards granted to any individual during any calendar year.

     Information with respect to options under the stock option plans are as follows:


                                                   Weighted
                                                   Average
                                                   Exercise
                                       Shares       Price
                                     ---------    ---------
Outstanding at December 31, 2000     5,259,750    $    6.21
Canceled .......................    (1,035,209)   $    5.63
Exercised ......................            --           --
Granted ........................     5,703,000    $    3.37
                                     ---------
Outstanding at December 31, 2001     9,927,541    $    4.61
Canceled .......................      (284,208)   $    6.25
Exercised ......................      (363,832)   $    4.69
Granted ........................     1,709,001    $    7.35
                                     ---------
Outstanding at December 31, 2002    10,988,502    $    5.00
                                     ---------
Canceled .......................       (69,477)   $    9.54
Exercised ......................    (2,712,374)   $    4.50
Granted ........................     1,543,625    $   20.53
                                     ---------
Outstanding at December 31, 2003     9,750,276    $    7.56
                                     =========

     For the years ended December 31, 2001, 2002 and 2003, there were 8,205,040, 8,807,666 and 7,520,037 exercisable options with a weighted average exercise price of $4.67, $4.68 and $5.73, respectively.

     Additionally, during 2003, the Company issued 203,085 shares of restricted stock under the 1998 Plan to certain employees and the Chairman of the Board. The employee grants vest between the second and the third anniversary date of the grant provided that the recipient is still employed by the Company, and the Chairman's grant vests over a five-year period - with one-half of such vesting upon the first anniversary of the grant. The aggregate market value of the restricted stock at the dates of issuance of approximately $5.3 million has been recorded as deferred compensation, a separate component of stockholders' equity, and is being amortized over the vesting period.

     Stock options outstanding at December 31, 2003 are summarized as follows:

                                              Weighted Average

                                                                  Weighted                            Weighted
                              Outstanding        Remaining        Average         Exercisable          Average
           Range of           Options at        Contractual       Exercise             at             Exercise
       Exercise Prices     December 31, 2003   Life - (Years)      Price       December 31, 2003        Price
       ---------------     -----------------   --------------      -----       -----------------        -----
        $2.38 - $3.27               351,008       7.47            $ 2.80             323,840            $ 2.82
        $3.62 - $5.88             4,412,671       4.27            $ 3.81           4,139,506            $ 3.70
        $6.13 - $8.30             3,463,972       6.43            $ 7.11           2,763,066            $ 6.81
        $9.92 - $29.75            1,522,625       8.30            $ 20.57            293,625            $27.45


     Options granted in 1998 under the 1998 Plan vest generally in four equal installments beginning with the date of the grant. Options granted subsequent to 1998, vest generally in three equal installments beginning 12 months after the date of grant. At December 31, 2003, 2,720,683 shares were available for future grants of options and rights. At December 31, 2003, the weighted average remaining contractual life of the options outstanding is 5.78 years.

     On November 30 2001, the Company entered into a six year employment agreement with Mr. Perlmutter. The agreement, among other things provides for a minimal salary and six year options to purchase 3,950,000 common shares at a price of $3.62 per share. The options may be exercised at any time. Shares obtained under the options are restricted shares until they fully vest. The vesting period for the shares is one third on the fourth, fifth and sixth anniversary of the agreement. At December 31, 2003, all 3,950,000 options remain unexercised.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

     During the year ended December 31, 2001, the Company's largest three customers accounted for approximately 9%, 9% and 4% of total net sales. During the year ended December 31, 2002, the Company's largest three customers accounted for approximately 15%, 9% and 4% of total net sales. During the year ended December 31, 2003, the Company's largest three customers accounted for approximately 15%, 7% and 4% of total net sales. Additionally, net sales generated via license royalty income and toy service fees (classified in the licensing segment) from Toy Biz Worldwide, Ltd. (See note 9) during 2001, 2002 and 2003 aggregated $3.2 million, $21.8 million and $64.8 million, respectively.

     The Company's Hong Kong wholly-owned subsidiary supervises, with agency support and other duties from TBW, the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit and other cash instruments. During the years ended December 31, 2001, 2002, and 2003 international sales were approximately 23%, 23%, and 24%, respectively, of total net toy sales. During the years ended December 31, 2001, 2002, and 2003 the Hong Kong operations reported operating income (loss) of approximately $519,000, ($28,000) and $2,536,000 and income before income taxes of approximately $888,000, $3,000, and $2,536,000, respectively. At December 31, 2002 and 2003, the Company had assets in Hong Kong of approximately $5,480,000 and $7,191,000, respectively excluding amounts due from the Company. The Hong Kong subsidiary's retained earnings were $45,024,000 and $47,116,000, respectively, at December 31, 2002 and 2003. Repatriation of such earnings to the US would bear nominal taxes, if any.

9.   Restructuring of Toy Biz Operations

     During 2001, the Company entered into a license agreement with an unrelated Hong Kong company, Toy Biz Worldwide, Ltd ("TBW"), covering the manufacture and sale of toy action figures and accessories of all Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW opted to use the Toy Biz name for marketing purposes, but Marvel has neither an ownership in TBW nor any financial obligations or guarantees related to TBW. The license agreement has a term of 5 1/2 years and included the payment to Marvel of an advanced royalty of approximately $20.0 million. In addition, the Company and TBW have entered into other agreements which require Marvel to provide TBW with certain administrative and management support for which TBW reimburses Marvel. For the year ended December 31, 2002 and the year ended December 31, 2003, the Company was reimbursed approximately $8.2 million and $8.1 million, respectively, for administrative and management support. Additionally, TBW provided certain administrative oversight functions on behalf of the Company and received commissions of approximately $.6 million in 2002 and 2003. As of December 31, 2002, the Company had recognized the total $20.0 million advance into revenue. The Company receives cash payments for additional royalties, as earned, under this agreement. During the years ended December 31, 2002 and 2003, the Company earned royalties from TBW of $10.5 million and $29.6 million, respectively, from the Marvel related toy products licensed to TBW. Additionally, the Company earned service fee income from TBW of approximately $35.2 million in 2003 in exchange for design, marketing and sales services performed by the Company. Through December 2002, the Company was reimbursed on a dollar for dollar basis for these services and additionally received a service fee based on TBW's profits, which amounted to $11.3 million in 2002.

     During 2001, the Company sold the rights and inventory to a FCC approved toy component to a company controlled by TBW for $3.5 million.

     During 2001, the Company entered into a license agreement to manufacture and distribute a line of toys based on the Lord of the Rings' characters. This agreement requires minimum royalty payments to New Line Cinema over the three year term of $15.0 million, all of which had been paid as of December 31, 2003. Through December 31, 2002 and 2003, the Company has cumulatively recognized $11.9 million and $14.4 million respectively, classified as selling, general and administrative expenses, associated with this license agreement. Under the present agreement, the Company may continue to sell Lord of the Rings toys through December 31, 2006.

     In addition to toys based on movies and television shows based on Spider-Man and produced by Sony Pictures, the Company continues to distribute toys based on characters from the Lord of the Rings. These operations are not affected by the license and other arrangements with TBW.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003
10.  Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                                                               Years ended December 31,
                                                                               ------------------------
                                                                       2001             2002             2003
                                                                   -------------    -------------    -------------
                                                                                    (in thousands)
       Current:
                Federal                                                     0                 0            4,121
                State and Local...............................            384               590            1,886
                Foreign.......................................            263               405            1,095
                                                                   -------------    -------------    -------------
                                                                   $      647       $       995      $     7,102
                                                                   -------------    -------------    -------------
       Deferred:
                Federal.......................................     $        -       $    10,907      $     5,711
                State and Local...............................              -                 -          (14,089)
                                                                   -------------    -------------    -------------
                                                                   $        -       $    10,907      $    (8,378)
                                                                   -------------    -------------    -------------
       Income tax expense (benefit)                                $      647       $    11,902      $    (1,276)
                                                                   =============    =============    =============

The differences between the statutory Federal income tax rate and the effective tax rate are attributable to the following:

                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                                2001             2002         2003
                                                                             ------------     ---------    ------------
        Federal income tax provision computed at the statutory rate.....     (35.0)%            35.0%         35.0%
        State and Local taxes, net of Federal income tax effect.........       1.0%              0.6%          1.0%
        Valuation Allowance.............................................        --                --         (38.2)%
        Non-deductible amortization expense.............................      31.5%               --            --
        Foreign taxes...................................................       1.0%              1.0%          0.4%
        Purchase accounting.............................................       4.5%            (5.6)%           -
        Other...........................................................      (0.5)%           (0.2)%         1.0%
                                                                           ------------     ---------     ------------
        Total provision for income taxes................................       2.5%            30.8%         (0.8)%
                                                                           ============     =========     ============

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

                                                                                      December 31,
                                                                                ------------------------
                                                                                 2002              2003
                                                                             -------------     -------------
                                                                                     (in thousands)
Deferred tax assets:
                 Accounts receivable....................................     $    6,208        $      304
                 Inventory..............................................          4,085             2,079
                 Sales reserves.........................................          2,169             2,322
                 Employment reserves....................................          4,100               464
                 Partnership interest...................................          4,902              (750)
                 Legal and other reserves...............................          5,527             3,420
                 Net operating loss carryforwards.......................         78,399            45,018
                 Tax credit carryforwards...............................          1,776             4,561
                 Other..................................................             79               720
                                                                             -------------     -------------
                 Total gross deferred tax assets........................     $  107,245        $   58,138
                 Less valuation allowance...............................        (96,737)           (7,037)
                                                                             -------------     -------------
                 Net deferred tax assets................................     $   10,508        $   51,101
                                                                             -------------     -------------
        Deferred tax liabilities:
                 Depreciation/ amortization.............................     $      830        $   (1,077)
                 Licensing, net.........................................          9,678             5,735
                                                                             -------------     -------------
                 Total gross deferred tax liabilities...................     $   10,508        $    4,658
                                                                             -------------     -------------
        Net deferred tax asset .........................................     $        -        $   46,443
                                                                             =============     =============

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

     During 2002 and 2003, the Company recorded a valuation allowance against certain of its deferred tax assets as it was not assured that such assets would be realized in the future.

     The net change in the valuation allowance during the years ended December 31, 2001, 2002 and 2003 was $(13,743), $3,886 and ($89,700), respectively.

     At December 31, 2003, the Company has approximately $40 million of Federal net operating loss carryforwards ("NOLs"), which are scheduled to expire in 2020. Additionally, the Company has approximately $360 million of state and local net operating loss carryforwards. The state and local loss carryforwards will expire in various jurisdictions in years 2004 through 2023.

     The Company had determined that prior to the quarter ended September 30, 2003, it did not have sufficient positive evidence to recognize its Federal or state deferred tax assets. However, as a result of the income generated through September 30, 2003, combined with the Company's near-term forecasts, the valuation allowance against Federal deferred tax assets (principally Federal
NOLs) was released in the third quarter of 2003. As a result of further analysis in the fourth quarter, including detailed income projections and analyses of temporary differences, a majority of the valuation allowance against state and local deferred tax assets (principally state and local NOLs) was also released. In summary, starting September 30, 2003, the Company released an aggregate of approximately $55 million of valuation allowance, which was accounted for as a reduction in goodwill (see below) of $10 million, a credit to paid-in capital of $14.2 million - associated with stock option exercises, and a net credit to deferred tax expense of $31.5 million. During the nine month period ended September 30, 2003, the Company's deferred tax provision included charges aggregating $15.1 million, which were also accounted for as a reduction in goodwill (related to usage of pre-acquisition deferred tax assets, primarily
NOLs).

     During the fourth quarter, the Company recorded a normal tax provision of 39.4% against pretax income of $22 million. This provision reflects the amortization of a portion of previously recorded deferred tax assets.

     Goodwill was reduced by an aggregate $25.1 million in 2003: $10 million of goodwill was reduced in connection with the release of valuation allowance related to preacquisition state & local NOLs and $15.1 million of goodwill was reduced in connection with the utilization of pre-acquisition Federal NOL's.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The Company has reached a tentative agreement with the IRS which will be reviewed in accordance with applicable procedures. The effects of these adjustments, if agreed, would not be material to the Company's financial position, results of operations or cash flows.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

11.  Quarterly  Financial  Data  (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2002 and 2003 is as follows:

                                          ---------------------2002-------------------  ---------------------2003-------------------
Quarter Ended                             March 31*  June 30  September 30 December 31**March 31   June 30  September 30    December
---------------                           ---------- -------  ------------ -----------  ---------  -------  ------------ -----------
                                                                                (in thousands, except per share data)***

Net sales ............................... $ 57,222    $ 70,939   $ 84,378    $ 86,507    $ 87,377   $ 89,966   $ 84,536   $ 85,747
Gross profit ............................   28,418      36,680     43,278      48,567      67,093     72,824     64,328     63,915

Income before extraordinary gain and
cumulative effect of change in accounting
principle ...............................      760       8,381     10,636       6,997      42,221     32,753     63,178     13,496
Cumulative effect of change in accounting
principle ...............................    4,561        --         (175)       (222)       --         --         --         --
Net (loss) income .......................   (3,801)      8,381     10,811       7,219      42,221     32,753     63,178     13,496
Preferred dividend
requirement .............................    4,131       4,005      4,080      55,916       1,163       --         --         --
Net (loss) income attributable to common
stock ...................................   (7,932)      4,376      6,731     (48,697)     41,058     32,753     63,178     13,496
Basic net (loss) income per common share
before extraordinary gain and cumulative
effect of change in accounting principle  $ ( 0.23)     $0.12        $0.19     $ (1.03)     $0.67     $0.49        $0.93    $ 0.19

Dilutive net (loss) income per common
share before extraordinary gain and
cumulative effect of change in accounting
principle ............................... $ ( 0.23)   $   0.10   $   0.17    $  (1.03)   $   0.57   $   0.42   $   0.85   $   0.18


* Quarterly financial data for the quarter ended March 31, 2002 reflects the adoption of SFAS 142 as a cumulative effect of change in accounting principle of $4.6 million.

**Quarterly financial data for the quarter ended December 31, 2002 reflects approximately $9.2 million in amortization of non-cash bank loan costs and senior note offering costs (see Note 5), an inventory write-down of $2.2 million related to the shutdown of its Spectra Star product line, and $4.8 million related to the accelerated write-off of prepaid royalties related to the Lord of the Rings toy license.

***Quarterly financial data for the quarter ended September 30, 2003 include a tax benefit of $31.5 million associated with the release of the valuation allowance for deferred tax assets.

     The loss per common share computation for each quarter and year are separate calculations. Accordingly, the sum of the quarterly (loss) income per common share amounts may not equal the loss per common share for the year. Per share amounts have not been adjusted for the stock split as described in Note 17.

12.  Related Party Transactions

     An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, a major stockholder, acts as the Company's media consultant in placing the Company's advertising and receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 2001, 2002, and 2003, the Company paid fees and commissions to the affiliate totaling approximately $159,000, $102,000, and $157,000 respectively, relating to such advertisements.

     The Company shares office space and certain general and administrative costs with the aforementioned affiliate. Rent allocated to affiliates for the years ended December 31, 2001, 2002 and 2003 was approximately $80,000, $83,000, and $87,000 respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

     Avi Arad is an officer, member of the Board of Directors, and stockholder. The Company incurred royalty expense due to Mr. Arad for toys he invented or designed of approximately $866,000, $684,000, and $867,000 during the years ended December 31, 2001, 2002, and 2003, respectively. An affiliate of the Company, which is wholly-owned by Mr. Arad, provides production services in connection with the Company's animated television series. During the years ended December 31, 2001, 2002 and 2003, the Company paid production fees to this affiliate of approximately $180,000, $300,000 and $627,500, respectively. At December 31, 2002 and 2003, the Company had an obligation to Mr. Arad of approximately $171,000 and $213,000, respectively, for unpaid royalties as well as an obligation of approximately $90,000 and $-0-, respectively, for production fees.

     The Company paid producer fees in regards to its television series to a Company wholly owned by a former officer and employee of approximately $168,000, $202,000 and $141,000 during the years ended December 31, 2001, 2002 and 2003, respectively. This arrangement terminated in October, 2003 and no further obligations continue.

13.  Commitments and Contingencies

     In June 2000, the Company entered into a lease agreement for a corporate office facility. The lease term, which is approximately 5 1/2 years, commenced in April 2001 and terminates on July 31, 2006. At December 31, 2002, approximately $4.4 million of lease payments are being guaranteed by Mr. Perlmutter (See Note 5 to the Consolidated Financial Statements for further details.) Rent expense amounted to approximately $3,439,000, $3,173,000 and $3,225,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

The following table sets forth the Company's Contractual Cash Obligations as of December 31, 2003:


    Contractual Obligations                            Payments Due By Period
------------------------------------------------------------------------------------------------------
                                              Less than                                    After
    (Amounts in thousands)        Total        1 Year       1-3 Years     3-5 Years       5 Years
------------------------------------------------------------------------------------------------------
Long Term Debt Obligations     $ 150,962      $    --       $     --      $     --     $  150,962
------------------------------------------------------------------------------------------------------
Operating Lease Obligations       10,355        3,404          5,538           848            565
------------------------------------------------------------------------------------------------------
Purchase Obligations                  --           --             --            --             --
------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Company's
Balance Sheet under GAAP             636           --            570            66             --
------------------------------------------------------------------------------------------------------
Expected pension benefit
payments                          12,889        1,215          2,395         2,428          6,851
------------------------------------------------------------------------------------------------------
Total                          $ 174,842      $ 4,619      $   8,503       $ 3,342     $  158,378
------------------------------------------------------------------------------------------------------


     The Company is a party to a lease agreement for a public warehouse in Fife, Washington. The lease payments associated with this warehouse, which are estimated to average between $120,000 and $150,000 per year, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.

     The Company has a contractual obligation under a studio agreement to spend approximately $1.5 million and $1.0 million in advertising for the 2002/2003 and 2003/2004 broadcast year, respectively.

     The following table sets forth the Company's Other Commercial Commitments as of December 31, 2003:

        Other Commercial                                           Amount of Commitment
          Commitments                  Total                      Expiration Per Period
-------------------------------------------------------------------------------------------------------
                                                      Less than                               Over
     (Amounts in thousands)                            1 Year      1-3 Years   4-5 Years    5 Years
-------------------------------------------------------------------------------------------------------
Standby Letters of Credit             $ 194            $  --      $     194      $           $
-------------------------------------------------------------------------------------------------------

     The Company is obligated to make payments under various royalty agreements of approximately $35,000 during the year ending December 31, 2004.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

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

     Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series (the "Tribune License"). Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit, which alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortuous interference with contract, all arising from the Tribune License, was settled between the Company and Fox in February 2003. According to the action filed by Tribune on October 30, 2003, Tribune settled with Fox on October 3, 2003. Tribune's October 30, 2003 complaint against the Company alleges that the Company misrepresented the rights it was granting to Tribune in the Tribune License, and that the Company breached its warranty in the Tribune License that the Mutant X property did not conflict with the rights of any third party. On December 11, 2003, the Company filed its answer, denying all material allegations of Tribune's complaint and asserting two counterclaims. First, the Company asserted a claim for breach of contract, alleging that Tribune has failed to pay the Company any monies under a provision of the Tribune License that grants the Company a portion of Tribune's receipts from the Mutant X series, as defined in the Tribune License. Second, the Company alleged that the 2001 Fox litigation was due to Tribune's actions and therefore the Company is owed indemnification for its costs and expenses incurred in its defense of that litigation. The current action is in the discovery phase and no trial date has been set.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

14.  Benefits Plans

     The Company has a 401(k) Plan covering substantially all of its employees. In addition, in connection with the 1999 sale of a subsidiary, the Company retained certain liabilities related to a defined benefit pension plan for certain of such subsidiaries employees. In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Assuming a discount rate of 6.75% for the 2003 expense, 6.25% for the obligation and an expected rate of return of 8.00%, the accumulated benefit obligation is approximately $19.4 million (approximately $18.7 million as of December 31, 2002) of which approximately $4.9 million (approximately $4.5 million as of December 31, 2002) is unfunded at December 31, 2003. This amount is recorded as a component of accumulated other comprehensive loss and is being amortized over the estimated remaining lives of the participants. Plan expenses for the years ended December 31, 2001, 2002 and 2003 were not significant.

     The following tables show disclosure amounts for the 2003 financial statements as required under SFAS No. 87 as amended by SFAS No. 132. These figures are based on the population data and actuarial assumptions as of January 1, 2003 and January 1, 2002 and on a September 30 measurement date.

                                                                                   2002                2003
                                                                             -----------------    -----------------
Accumulated Benefit Obligation, End of Year ...............................   $ 18,749,102     $ 19,361,711

Change in Projected Benefit Obligation
Projected Benefit Obligation, October 1 ...................................   $ 18,154,136     $ 18,749,102
Service cost ..............................................................           --               --
Interest cost .............................................................      1,236,994        1,199,488
Plan amendments ...........................................................           --               --
Assumption changes ........................................................        492,475        1,022,710
Actuarial (gain)/loss .....................................................        157,420         (352,691)
Benefits paid .............................................................     (1,291,923)      (1,256,898)
                                                                              ------------     ------------
Projected benefit obligation, September 30 ................................   $ 18,749,102     $ 19,361,711

Change in plan assets
Plan assets at fair value, October 1 ......................................   $ 14,868,585     $ 14,198,302
Actual return on plan assets ..............................................        513,696        1,363,631
Company contributions .....................................................        107,944          111,855
Benefits paid .............................................................     (1,291,923)      (1,256,898)
                                                                              ------------     ------------
Plan assets at fair value, September 30 ...................................   $ 14,198,302     $ 14,416,890

Recognition of prepaid (accrued) and total amount recognized as of
December 31
Projected benefit obligation ..............................................   $(18,749,102)    $(19,361,711)
Fair value of assets ......................................................     14,198,302       14,416,890
                                                                              ------------     ------------
Funded status .............................................................   $ (4,550,800)    $ (4,944,821)
Unrecognized net transition (asset) obligation ............................           --               --
Unrecognized prior service cost ...........................................       (647,221)        (593,529)
Unrecognized net (gain) loss ..............................................      4,447,280        4,749,139
Contribution adjustment ...................................................         26,778           27,569
                                                                              ------------     ------------
Prepaid (accrued) pension cost as of December 31 ..........................   $   (723,963)    $   (761,642)

Prepaid benefit cost ......................................................   $       --       $       --
Accrued benefit liability .................................................   $ (4,524,022)    $ (4,917,252)
Intangible asset ..........................................................           --               --
Accumulated other comprehensive income ....................................      3,800,059        4,155,610
                                                                              ------------     ------------
Total recognized as of December 31 ........................................   $   (723,963)    $   (761,642)
                                                                              ============     ============

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003

                                                                                      2002             2003
        Total cost for plan year
        Service cost ......................................................   $       --       $       --
        Interest cost .....................................................      1,236,994        1,199,488
        Expected return on plan assets ....................................     (1,142,687)      (1,088,715)
        Amortization of:
              Unrecognized net (gain) loss ................................           --               --
              Unrecognized prior service cost .............................        (53,692)         (53,692)
              Unrecognized net asset obligation ...........................         87,921           93,244
                                                                              ------------     ------------
        Net periodic pension cost .........................................   $    128,536     $    150,325

        Other comprehensive income ........................................      1,244,657          355,551

        Measurement date ..................................................      9/30/2002        9/30/2003

        Assumptions used for annual expense
        Discount rate .....................................................           7.00%            6.75%
        Expected return on plan assets ....................................           8.00%            8.00%
        Rate of consumption increase ......................................            N/A              N/A

        Assumptions used for annual expense
        Discount rate .....................................................           6.75%            6.25%
        Rate of consumption increase ......................................            N/A              N/A


        Expected company contribution for 2004 ............................   $    244,493

        Expected benefit payments:
                                        2004        1,215,000
                                        2005        1,203,000
                                        2006        1,192,000
                                        2007        1,200,000
                                        2008        1,228,000
                                   2009-2013        6,851,000

     The   amortization  of  any  prior  service  cost  is  determined  using  a straight-line amortization of the cost over the expected lifetime of inactive participants in the plan, since the plan has mostly active participants.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2003


15.  Segment Information

     Following the Company's acquisition of MEG, the Company realigned its businesses into three segments: Toy Merchandising and Distribution, Publishing and Licensing Segments.

Toy Merchandising and Distribution Segment

     The toy merchandising and distributing segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of Toy Biz (which was closed mid-2003) designed, produced and sold kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to $11.6 million and $10.4 million for the years ended December 31, 2002 and 2003, respectively. Its total assets at December 31, 2003 of $11.5 million consist principally of inventory, land and buildings.

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

                                December 31, 2003

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

                                           Revenue by Geographic Area
                                                 (in thousands)
                                2001                              2002                             2003
                     .........................        ..........................       ...........................
                         U.S.         Foreign*             U.S.         Foreign*          U.S.           Foreign*
Licensing             $ 30,309         $ 9,703         $ 47,565         $31,997         $106,264         $ 82,940
Publishing              40,685           8,819           53,678          10,823           61,363           11,892
Toys                    70,996          20,712          118,873          36,110           64,607           20,560
                      --------         -------         --------         -------         --------         --------
Total                 $141,990         $39,234         $220,116         $78,930         $232,234         $115,392
                      ========         =======         ========         =======         ========         ========

* $3,176, $21,807 and $64,755 of the foreign licensing revenues for 2001, 2002 and 2003, respectively, are attributable to royalties and service fees from toy sales (mostly to customers located in the United States) generated by TBW, which is based in Hong Kong.

                                                     Toys     Publishing  Licensing     Corporate         Total
                                                                                (in thousands)
Year  ended December 31, 2001
Net sales.......................................    $91,708      $49,504   $40,012           --     $181,224
Gross profit....................................     26,932       25,577    40,006           --       92,515
Pre-acquisition litigation charge...............        --           --        --      (3,000)      (3,000)
Operating (loss) income.........................    (5,807)       14,453     5,168     (12,521)        1,293

Total capital expenditures......................      7,201           30        14           --        7,245

Total identifiable assets.......................    $90,856      $74,213  $352,501         $ --     $517,570



                                                      Toys     Publishing  Licensing     Corporate         Total
                                                                                (in thousands)
Year  ended December 31, 2002
Net sales.......................................   $154,983      $64,501   $79,562           --     $299,046
Gross profit....................................     48,788       33,060    75,095           --      156,943
Operating income (loss).........................      8,857       19,587    69,383     (17,303)       80,524

Total capital expenditures......................      2,973           22        --           --        2,995

Total identifiable assets.......................    $44,147      $75,637  $397,735         $ --     $517,519


                                                      Toys     Publishing  Licensing   Corporate      Total
                                                                                (in thousands)
Year  ended December 31, 2003
Net sales.......................................    $85,167      $73,255  $189,204           --     $347,626
Gross profit....................................     40,003       38,953   189,204           --      268,160
Operating income (loss).........................     21,723       25,442   139,409     (19,352)      167,222

Total capital expenditures......................      3,542           --        --           --        3,542

Total identifiable assets.......................   $300,135      $69,910  $371,812         $ --     $741,857


                            MARVEL ENTERPRISES, INC.

                                December 31, 2003


16.  Supplemental Financial Information (in thousands)

     The following represents the supplemental consolidating financial statements of Marvel Enterprises, Inc., which is the issuer of the Senior Notes, and its wholly-owned subsidiaries that guarantee the Senior Notes and the non-guarantor subsidiaries as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003.

                                                   Issuer
                                                    And         Non
                                                 Guarantors  Guarantors    Total
For The Year Ended December 31, 2001
Net sales...................................      $157,893   $23,331     $181,224
Gross profit................................        85,339     7,176       92,515
Operating income............................           242     1,051        1,293
Net income..................................         3,592     1,673        5,265

For The Year Ended December 31, 2002
Net sales...................................      $261,154   $37,892     $299,046
Gross profit................................       148,778     8,165      156,943
Operating income............................        80,505        19       80,524
Net income (loss)...........................        22,688      (78)       22,610

For The Year Ended December 31, 2003
Net sales...................................      $326,599   $21,027     $347,626
Gross profit................................       260,325     7,835      268,160
Operating income............................       164,507     2,715      167,222
Net income (loss)...........................       149,465     2,183      151,648

                           Issuer
                           And            Non-       Inter-
                           Guarantors  Guarantors   Company     Total

December 31, 2002
Current assets ........   $ 116,169   $   6,446    $    --      $ 122,615
Non-current assets ....     392,857      38,945      (36,898)     394,904
                          ---------   ---------    ---------    ---------
Total assets ..........   $ 509,026   $  45,391    $ (36,898)   $ 517,519
                          =========   =========    =========    =========
Current liabilities ...   $ 120,551   $   6,358    $ (36,898)   $  90,011
Non-current liabilities     151,859        --           --        151,859
8% Preferred Stock ....      32,780        --           --         32,780
Stockholders' equity ..     203,836      39,033         --        242,869
                          ---------   ---------    ---------    ---------
                          $ 509,026   $  45,391    $ (36,898)   $ 517,519
                          =========   =========    =========    =========
December 31, 2003
Current assets ........   $ 327,223   $   7,784    $    --      $ 335,007
Non-current assets ....     404,181      38,183      (35,514)     406,850
                          ---------   ---------    ---------    ---------
Total assets ..........   $ 731,404   $  45,967    $ (35,514)   $ 741,857
                          =========   =========    =========    =========
Current liabilities ...     151,572       4,751      (35,514)   $ 120,809
Non-current liabilities     151,598        --           --        151,598
8% Preferred Stock ....        --          --           --           --
Stockholders' equity ..     428,234      41,216         --        469,450
                          ---------   ---------    ---------    ---------

                          $ 731,404   $  45,967    $ (35,514)   $ 741,857
                          =========   =========    =========    =========

                            MARVEL ENTERPRISES, INC.

                                December 31, 200354

                                                                      Issuer
                                                                       and           Non-
                                                                    Guarantors    Guarantors    Total
Year Ended December 31, 2001
Cash flows from operating activities:
Net income .......................................................     $3,872     $   1,393    $   5,265
                                                                     =========    =========    =========
     Net cash provided by operating activities ...................       9,262          632        9,894
     Net cash used in investing activities .......................      (9,977)         (15)      (9,992)
     Net cash used in financing activities .......................      (1,114)        --         (1,114)
                                                                     ---------    ---------    ---------
Net (decrease) increase in cash ..................................      (1,829)         617       (1,212)
Cash, at beginning of year .......................................      22,291          512       22,803
                                                                     ---------    ---------    ---------
Cash, at end of year .............................................   $  20,462    $   1,129    $  21,591
                                                                     =========    =========    =========
Year Ended December 31, 2002
Cash flows from operating activities:
Net income (loss) ................................................   $  22,688    $     (78)   $  22,610
                                                                     =========    =========    =========
     Net cash provided by operating activities ...................      71,924        3,062       74,986
     Net cash used in investing activities .......................      (7,398)        --         (7,398)
     Net cash used in financing activities .......................     (35,489)        --        (35,489)
                                                                     ---------    ---------    ---------
Net increase in cash .............................................      29,037        3,062       32,099
Cash, at beginning of year .......................................      20,462        1,129       21,591
                                                                     ---------    ---------    ---------
Cash, at end of year .............................................   $  49,499    $   4,191    $  53,690
                                                                     =========    =========    =========
Year Ended December 31, 2003
Cash flows from operating activities:
Net income .......................................................   $ 149,465    $   2,183    $ 151,648
                                                                     =========    =========    =========
     Net cash provided by operating activities ...................     168,901        2,050      170,951
     Net cash used in investing activities .......................    (219,502)        --       (219,502)
     Net cash (used in) provided by financing activities .........      27,423         --         27,423
                                                                     ---------    ---------    ---------
Net increase (decrease) in cash ..................................     (23,178)       2,050      (21,128)
Cash, at beginning of year .......................................      49,499        4,191       53,690
                                                                     ---------    ---------    ---------
Cash, at end of year .............................................   $  26,321    $   6,241    $  32,562
                                                                     =========    =========    =========

17.  Subsequent Event (unaudited)

     On February 24, 2004, the Company approved a 3 for 2 stock split to be distributed on March 26, 2004 to stockholders of record on March 12, 2004. The stock split will require retroactive restatement of all historical per share data in the quarter ending March 31, 2004 as well as the quarterly results for the last two fiscal years. Restated amounts are as follows:


                                                              2001              2002             2003

     Diluted net (loss) income per share:
         As reported                                          $(.31)            $(1.18)          $2.01
         Pro forma .....................                      $(.21)            $  (.79)         $1.33


                            MARVEL ENTERPRISES, INC.

                               December 31, 2003


Quarterly unaudited pro forma diluted earnings per share:

                                            2002                           2003
Quarter:                        As Reported     Pro Forma       As  Reported    Pro Forma

First                            $ (.23)        $(.15)            $.57        $.38
Second                           $  .10         $ .07             $.42        $.28
Third                            $  .17         $ .11             $.85        $.57
Fourth                           $(1.03)        $(.69)            $.18        $.12


                            MARVEL ENTERPRISES, INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                           Balance       Charged to Sales    Charged to                     Balance
                                                         At Beginning    or Costs and           Other                       at End
                                                          of Period       Expenses           Accounts        Deductions   of Period
            Description                                                                                         (4)
                                                                                            (in thousands)
Year Ended December 31, 2001
Allowances included in Accounts
   Receivable. Net:
Doubtful accounts--current .........................        $ 4,542        $ 3,470 (3)            --          $ 2,737        $ 5,275
Doubtful accounts--non-current .....................           --                  --             --             --             --
Advertising, markdowns,
   volume discounts, and other .....................        $19,393        $ 15,037 (1)           --          $22,592        $11,838

Year Ended December 31, 2002
Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current .........................        $ 5,275        $3,335 (2)             --          $ 1,151        $ 7,459
Doubtful accounts--non-current .....................           --                  --             --             --             --
Advertising, markdowns,
   volume discounts and other ......................        $11,838        $15,718 (1)            --          $15,600        $11,956

Year Ended December 31, 2003
Allowances included in Accounts
   Receivable. Net:

Doubtful accounts--current .........................        $ 7,459        $1,124 (2)             --          $ 3,510        $ 5,073
Doubtful accounts--non-current .....................           --                  --             --             --             --
Advertising, markdowns,
   volume discounts and other ......................        $11,956        $12,859 (1)         $   138        $13,108        $11,845

(1) Charged to sales.
(2) Charged to costs and expenses.
(3) $3,693 charged to costs and expenses and $(223) charged to sales.
(4) Allowances utilized and/or paid.
