Form 10-Q
period 2004-03-31
MARVEL ENTERPRISES INC
filed 2004-05-05
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [X]    No [  ]

At May 4, 2004, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 108,960,347. This number does not include 11,091,000 shares of the registrant's common stock held by a wholly owned subsidiary of the registrant.




                                TABLE OF CONTENTS

                                                                                              Page
PART I.  FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements (Unaudited).......               1

                    Condensed Consolidated Balance Sheets as of March 31, 2004 and
                    December 31, 2003.............................................               2

                    Condensed Consolidated Statements of Income and Comprehensive
                    Income for the Three Months Ended March 31, 2004 and 2003.....               3

                    Condensed Consolidated Statements of Cash Flows for Three Months
                    Ended March 30, 2004 and 2003.................................               4

                    Notes to Condensed Consolidated Financial Statements..........               5

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................              12

                    Results of Operations.........................................              14

                    Liquidity and Capital Resources...............................              16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk....              17

         Item 4.    Controls and Procedures.......................................              17

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.............................................              19

         Item 6.    Exhibits and Reports on Form 8-K..............................              20

 SIGNATURES         ..............................................................              21



                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     March 31,    December 31,
                                                                                       2004           2003
                                                                                     ---------    -----------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......................................................   $  61,403    $  32,562
  Certificates of deposit and commercial paper ...................................     230,155      214,457
  Accounts receivable, net .......................................................      60,295       51,820
  Inventories, net ...............................................................      15,954       12,975
  Distribution receivable from joint venture, net ................................       1,447        2,056
  Deferred income taxes, net .....................................................      18,197       18,197
  Deferred financing costs .......................................................         667          667
  Prepaid expenses and other current assets ......................................       1,249        2,273
                                                                                     ---------    ---------
        Total current assets .....................................................     389,367      335,007

Molds, tools and equipment, net ..................................................       5,513        5,811
Product and package design costs, net ............................................       1,488        1,433
Goodwill, net ....................................................................     341,708      341,708
Intangibles, net .................................................................         283          335
Accounts receivable, non-current portion .........................................      38,438       26,437
Deferred income taxes, net .......................................................      20,387       28,246
Deferred financing costs .........................................................       2,613        2,779
Other assets .....................................................................          87          101
                                                                                     ---------    ---------
        Total assets .............................................................   $ 799,884    $ 741,857
                                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................   $  21,779    $  18,455
  Accrued royalties ..............................................................      42,170       32,936
  Accrued expenses and other current liabilities .................................      42,790       30,654
  Administration expense claims payable ..........................................         619          788
  Unsecured creditors payable ....................................................       2,968        2,963
  Income taxes payable ...........................................................      16,758        4,705
  Deferred revenue ...............................................................      18,705       30,308
                                                                                     ---------    ---------
        Total current liabilities ................................................     145,789      120,809
Senior notes .....................................................................     150,962      150,962
Accrued rent .....................................................................         564          636
                                                                                     ---------    ---------
        Total liabilities ........................................................     297,315      272,407
                                                                                     ---------    ---------
8% cumulative convertible exchangeable redeemable preferred stock, $.01 par value,
75,000,000 shares authorized, none outstanding ...................................        --           --
                                                                                     ---------    ---------
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued .......        --           --
Common stock, $.01 par value, 250,000,000 shares authorized, 119,706,206 issued and 108,615,206 outstanding in 2003, and 120,050,890 issued and 108,959,890
  outstanding in 2004 ............................................................       1,200        1,197
Deferred stock compensation ......................................................      (7,515)      (4,857)
Additional paid-in capital .......................................................     571,370      566,909
Accumulated deficit ..............................................................     (26,664)     (57,934)
Accumulated other comprehensive loss .............................................      (2,867)      (2,910)
                                                                                     ---------    ---------
        Total stockholders' equity before treasury stock .........................     535,524      502,405
Treasury stock, 11,091,000 shares ................................................     (32,955)     (32,955)
                                                                                     ---------    ---------
        Total stockholders' equity ...............................................     502,569      469,450
                                                                                     ---------    ---------
        Total liabilities and stockholders' equity ...............................   $ 799,884    $ 741,857
                                                                                     =========    =========

The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Three Months
                                                             Ended March 31,

                                                            2004        2003
                                                            ----        ----
Net sales .............................................   $122,326   $ 87,377
Cost of sales .........................................     40,523     20,284
                                                          --------   --------
Gross profit ..........................................     81,803     67,093
Operating expenses:
     Selling, general and administrative ..............     32,146     16,359
     Depreciation and amortization ....................        745        843
                                                          --------   --------
     Total operating expenses .........................     32,891     17,202
Equity in net income of joint venture .................      8,117      4,824
Other income, net .....................................        272       --
                                                          --------   --------
Operating income ......................................     57,301     54,715
Interest expense, net .................................      3,920      4,258
                                                          --------   --------
Income before income taxes ............................     53,381     50,457
Income tax expense ....................................     22,111      8,236
                                                          --------   --------

Net income ............................................     31,270     42,221
Less: preferred dividend requirement ..................       --        1,163
                                                          --------   --------
Net income attributable to common stock ...............   $ 31,270   $ 41,058
                                                          ========   ========

Basic earnings per share attributable to common stock .   $   0.29   $   0.45
                                                          ========   ========
Weighted average number of basic shares outstanding ...    108,392     92,206
                                                          ========   ========

Diluted earnings per share attributable to common stock   $   0.27   $   0.38
                                                          ========   ========
Weighted average number of diluted shares outstanding .    115,075    111,390
                                                          ========   ========


Comprehensive income
   Net income .........................................   $ 31,270   $ 42,221
   Other comprehensive income .........................         43         35
                                                          --------   --------
   Comprehensive income ...............................   $ 31,313   $ 42,256
                                                          ========   ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months
                                                                      Ended March 31,
                                                                     2004        2003
                                                                     ----        ----
  Cash flows from operating activities:
     Net income ...............................................   $ 31,270   $ 42,221
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization ............................        745        843
     Provision for doubtful accounts ..........................        748        132
     Amortization of deferred financing costs .................        166        167
     Non-cash charge for compensatory stock options ...........        621       --
     Tax benefit of stock option exercise .....................        544       --
     Deferred income taxes ....................................      7,859      6,534
     Equity in net income from joint venture ..................     (8,117)    (4,824)
     Changes in operating assets and liabilities:
        Accounts receivable ...................................    (21,224)    (1,222)
        Inventories ...........................................     (2,979)     4,753
        Distributions received from joint venture .............      3,321      5,247
        Prepaid expenses and other current assets .............      1,024        887
        Other assets ..........................................         14          1
        Deferred revenue & distributions in excess of equity in
           joint venture ......................................     (6,198)   (16,026)
        Income taxes payable ..................................     12,053      1,375
        Accounts payable, accrued expenses and other current
           liabilities ........................................     24,665    (10,632)
                                                                  --------   --------

Net cash provided by operating activities .....................     44,512     29,456
                                                                  --------   --------

   Cash flows from investing activities:
        Payment of administrative claims and unsecured claims,
          net .................................................      (164)        (22)
        Purchases of molds, tools and equipment ...............      (130)        (24)
        Expenditures for product and package design ...........      (320)       (469)
        Purchases of certificates of deposit and commercial
          paper ..............................................    (15,698)      --
                                                                  --------   --------
   Net cash (used) in investing activities ....................   (16,312)      (515)
                                                                  --------   --------

   Cash flows from financing activities:
        Exercise of warrants and stock options ................        641      2,103
                                                                  --------   --------
   Net cash provided by financing activities ..................        641      2,103
                                                                  --------   --------
   Net increase in cash and cash equivalents ..................     28,841     31,044
   Cash and cash equivalents, at beginning of period ..........     32,562     53,690
                                                                  --------   --------
   Cash and cash equivalents, at end of period ................   $ 61,403   $ 84,734
                                                                  ========   ========

  Supplemental disclosures of cash flow information:
       Income taxes paid during the period ....................   $  1,672   $    240

  Non-cash transactions:
       Preferred stock dividends ..............................       --        1,163
       Conversion of preferred stock to common stock ..........       --       33,943


         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Income and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the three-month period ended March 31, 2004 are not necessarily indicative of those for the full year ending December 31, 2004. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain prior period amounts have been re-classified to conform with the current period's presentation.

     All share and per share amounts in the accompanying unaudited Condensed Consolidated Financial Statements have been adjusted for the 3 for 2 common share stock split effective March 26, 2004.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Accounting for Stock Based Compensation - In accordance with the provisions of SFAS 148 "Accounting for Stock-Based Compensation", the Company has elected to continue to account for its stock options under APB Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        2004      2003
                                                                        (In thousands)
Net income, as reported ...........................................   $31,270   $42,221
Net income attributable to common stock, as reported ..............    31,270    41,058
Net income per share attributable to common stock - basic, as
  reported ........................................................      0.29      0.45
Net income per share attributable to common stock - diluted, as
  reported ........................................................      0.27      0.38
Stock based employee compensation cost, net of tax, if SFAS 123 was
  applied .........................................................     2,919     1,396
Pro forma net income ..............................................    28,351    40,825
Pro forma net income attributable to common stock .................    28,351    39,662
Pro forma net income per share attributable to common stock - basic      0.26      0.43
Pro forma net income per share attributable to common stock -
  diluted .........................................................      0.25      0.37


     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 2000: risk free interest rates ranging from 6.12% to 6.72%; no dividend yield; expected volatility of 0.55; and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.92; and expected life of three years. The weighted average assumptions for the 2002

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2004
                                   (Unaudited)


grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of five years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from
0.59 to 0.78; and expected life of five years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.36%; no dividend yield; expected volatility ranging from 0.54 to 0.58; and expected life of five years. The Black Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future periods.


3.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                        March 31,  December 31,
                                                          2004        2003
                                                          ----        ----
                                                            (in thousands)
Accounts receivable, net, consist of the following:
   Accounts receivable ................................   $77,913   $68,738
   Less allowances for:
     Doubtful accounts ................................   ( 5,514)  ( 5,073)
     Advertising, markdowns, returns, volume, discounts
        and other .....................................  ( 12,104) ( 11,845)
                                                          -------   -------
       Total ..........................................   $60,295   $51,820
                                                          =======   =======
Inventories, net, consist of the following:
   Finished goods .....................................   $10,071   $ 8,613
   Component parts, raw materials and work-in-process..     5,883     4,362
                                                          -------   -------
       Total ..........................................   $15,954   $12,975
                                                          =======   =======
Accrued expenses and other current liabilities consists
of the following:
   Inventory purchases ................................   $17,887   $ 7,290
   Bonuses ............................................     1,196     4,074
   Accrued expenses - Fleer sale including pension
     benefits .........................................     5,200     5,234
   Litigation and legal accruals ......................     2,971     2,719
   Interest expense ...................................     5,608     1,079
   Other accrued expenses .............................     9,928    10,258
                                                          -------   -------
       Total ..........................................   $42,790   $30,654
                                                          =======   =======

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2004
                                   (Unaudited)

4.       EARNINGS PER SHARE

     The total number of shares of common stock outstanding as of March 31, 2004 was 108,959,890, net of treasury shares; assuming the exercise of all outstanding stock options, the number of shares would be 123,548,422. During the three month period ended March 31, 2004, 174,969 shares of common stock were issued through stock option exercises.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2004          2003
                                                            ----          ----
Numerator:
     Net income                                          $  31,270    $  42,221
     Preferred dividends                                      --         (1,163)
                                                         ---------    ---------
     Numerator for basic earnings per share                 31,270       41,058
     Preferred dividends*                                     --          1,163
                                                         ---------    ---------
     Numerator for diluted earnings per share            $  31,270    $  42,221
                                                         =========    =========
Denominator:
     Weighted average common shares outstanding            108,392       92,206
     Effect of dilutive warrants/options                     6,683       14,193
     Effect of dilutive redeemable cumulative
        exchangeable preferred stock                          --          4,991
                                                         ---------    ---------

     Denominator for diluted earnings per share -
     adjusted weighted average common shares and
     assumed conversions                                   115,075      111,390
                                                         =========    =========

Basic earnings per share                                 $    0.29    $    0.45
                                                         =========    =========
Diluted earnings per share                               $    0.27    $    0.38
                                                         =========    =========

* In accordance with the provisions of SFAS 128 "Earnings Per Share", under the if-converted method, preferred dividends applicable to convertible preferred stock are added back to the numerator and the resulting common shares are included in the denominator for the entire period being presented. Effective
March 2003, all outstanding shares of convertible preferred stock were converted into Common Stock.


5.   SEGMENT INFORMATION

     The Company's business is divided into three operating segments: Toy Merchandising and Distribution, Publishing and Licensing.

Toy Segment

     The toy segment designs, develops, sources, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division (which ceased manufacturing operations in March 2003 and was closed in July of 2003) designed, produced and sold kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to approximately $0.9 million and $7.8 million for the three month periods ended March 31, 2004 and 2003, respectively.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Publishing Segment

     The publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 4,700 Marvel Characters. The Company's titles feature classic Marvel Super Heroes such as: Spider-Man, X-Men, the Incredible Hulk, Daredevil and newly developed Marvel Characters and characters created by others and licensed to the Company.

Licensing Segment

     The licensing segment is responsible for the licensing of Marvel Characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties in a variety of media, including feature films, television programs and destination based entertainment (e.g., theme parks), and for promotional use.

     Set forth below is certain operating information for the segments of the Company.

                                                                Three month period ended March 31, 2004
                                            Licensing     Publishing         Toys      Corporate       Total
                                                                    (in thousands)
Net sales                                    $50,103       $19,644         $52,579        $  --      $122,326
Gross profit                                  50,103        10,714          20,986           --        81,803
Operating income (loss)                       38,484*       7,310           15,623       (4,116)       57,301


                                                                Three month period ended March 31, 2003
                                            Licensing      Publishing         Toys     Corporate       Total
                                                                     (in thousands)

Net sales                                    $49,902       $15,212         $22,263        $  --       $87,377
Gross profit                                  49,902         8,385           8,806           --        67,093
Operating income (loss)                       48,724*        5,042           5,937       (4,988)       54,715


(*) Includes equity in net income of joint venture of $8,117 and $4,824 for the three month periods ended March 31, 2004 and 2003, respectively.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


6.   BENEFIT PLANS

     In connection with the 1999 sale of a subsidiary, the company retained certain liabilities related to a defined benefit pension plan for certain of such subsidiary's employees. In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Assumptions include: a discount rate of 6.25% for 2004 expense, 6.25% for the obligation and an expected rate of return of 8.0%.

                                                              Three Months Ended
                                                                   March 31,
                                                                2004        2003
                                                                ----        ----
                                                                 (in thousands)
Total cost for plan period
   Service cost......................................           $  --        $  --
   Interest cost.....................................             294          300
   Expected return on plan assets....................           ( 278)       ( 272)
   Amortization of:
         Unrecognized Net Transition Obligation (Asset)            --           23
         Unrecognized Prior Service Cost.............            ( 13)        ( 13)
         Unrecognized Net (Gain)/Loss................              30           --
                                                           -----------  -----------
Net periodic pension cost............................           $  33        $  38
                                                           ===========  ===========


7.   INCOME TAXES

     The Company's effective tax rate for the three months ended March 31, 2004 (41.4%) was higher than the Federal statutory rate due primarily to state and local taxes and foreign taxes. At March 31, 2004, the Company had completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of approximately $310 million, which will expire in various jurisdictions in years 2005 through 2024. As of March 31, 2004, there is a valuation allowance of approximately $7.0 million against certain state and local net operating losses, as there is no assurance that such assets will be realized in the future.

     The Company's effective tax rate for the three months ended March 31, 2003 was lower than the Federal statutory rate due primarily to the expected benefit from the utilization of net operating loss carryforwards for which benefit was not previously taken.


8.   JOINT VENTURE

     For the three month periods ended March 31, 2004 and 2003, the Company recognized $8.1 million and $4.8 million in income, respectively, in connection with its share in a jointly owned limited partnership with Sony whose purpose is to pursue licensing opportunities for motion picture and television related merchandise relating to Spider-Man movie characters. The Company accounts for the activity of this joint venture under the equity method.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

9.       COMMITMENTS AND CONTINGENCIES

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

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the
Company: (i) a decrease in the level of media exposure or popularity of the Company's characters, (ii) financial difficulties of the Company's major licensees, (iii) delays and cancellations of movies and television productions based on the Company's characters, (iv) poor performance of major movies based on the Company's characters, (v) toy-production delays or shortfalls, continued concentration of toy retailers, and toy inventory risk and (vi) significant appreciation of the Chinese currency against other currencies and the imposition of quotas or tariffs on products manufactured in China. These forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

    Management Overview of Business Trends

     The Company principally operates in three distinct operating segments: licensing, publishing and toys. The Company's strategy is to increase exposure of the Marvel characters through its media and promotional licensing activities, which it believes will create revenue opportunities for the Company through sales of toys and other licensed merchandise. The Company uses comic book publishing to support consumer awareness of the Marvel characters and to develop new characters and storylines.

     A key driver of operating results is the successful release of major entertainment programming, such as movies, published materials and television shows, based on the Company's characters, which fuels demand for all products based on the featured characters. In 2003, the Company had three major theatrical releases that fueled growth in its businesses: Daredevil, The Hulk and X-Men II. These releases resulted in increased awareness of these characters, which subsequently drove sales of Marvel-branded licensed products, including toys and published materials based on these characters. The Company's results are partially dependent on the successful release of theatrical films and acceptance of products developed for the characters appearing in the films. Marvel is also involved in the creative direction of all entertainment projects based on its characters.

Licensing

     Marvel's  licensing group is responsible for the  merchandising,  licensing and promotions for Marvel's characters worldwide. The licensing group has expanded its overseas businesses through recently established offices located in London and Tokyo. The licensing group is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The licensing group is also focusing on entering into licenses in new product categories. The Company typically enters into multi-year merchandise license agreements that specify guaranteed minimum royalty payments and include a significant down-payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, which is normally upon the effective date of the agreement. If sales of the licensee's merchandise are high enough to entitle the Company to royalties over the amount of the minimum royalty guarantee (which excess amounts are defined as "overages"), the Company receives the remaining balance of the guaranteed payment sooner than provided for in the agreement's payment schedule. Overages are not recognized as revenue, in most cases, until the minimum guaranteed payments are fully collected. Licensing fees collected in advance of the period in which revenue would be recognized are recorded as deferred revenue.

     Revenue recognized under license agreements during the three month periods ended March 31, 2004, and 2003 were generated within the following business categories:

                          Licensing Division Categories

                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2004         2003
                                                             ----         ----
                                                               (in thousands)
Apparel and accessories                                    $19,697       $ 4,873
Entertainment (including studios, themed
attractions and electronic games)                            5,444        27,908
Toy Royalties                                                8,418         7,414
Toy Service Fees                                             1,173         8,197
Other                                                       15,371         1,510
                                                           -------       -------
Totals                                                     $50,103       $49,902
                                                           =======       =======

     Merchandise license income related to Spider-Man movie characters, other than for toys, are recorded through the Company's investment in the joint venture with Sony. Accordingly, the Company's share of such license income is excluded from the above table of License revenue.


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

Toys

     2004 business outlook for toys is closely tied to the scheduled release on June 30, 2004 of the movie, Spider-Man 2. Following up on the huge box office and merchandising success of the first Spider-Man movie released in May 2002, Spider-Man 2 is one of the Toy Industry's most highly anticipated events of 2004, and retailers have developed strategies to fully embrace this property. However, no one can guarantee the box office success of a movie release, and sequels are challenged to outperform the original.

Revenues from Sales of the Company's Toys vs. from Licensed Toys

     The only toys produced by or for the account of the Company are (i) toys based on Spider-Man movies and television shows produced by Sony Pictures and
(ii) toys based on the Lord of the Rings movie trilogy. Sales of toys produced by or for the account of the Company are recorded in the Company's toy segment.

     The Company has licensed the right to make all other toys based on Marvel characters to licensees. Royalties received by the Company from the sales of licensed toys are recorded in the Company's licensing segment, as royalties.

     In 2003, there was no release of a Spider-Man movie, and there were several movies released that featured Marvel characters (notably The Hulk) on which licensed toys are based. As a result, the Company's toy segment revenue for 2003 was somewhat lower, and the Company's licensing segment revenue for 2003 was somewhat higher, than if there had been a Spider-Man movie release.

     On June 30, 2004, the second Spider-Man movie is scheduled to be released, and is expected to drive toy sales more than any other Marvel-character movie in 2004. The Company therefore expects that in 2004 (as in 2002), toy segment revenues will be somewhat higher and licensing segment revenues will be somewhat lower than if 2004's main Marvel-character movie were based on any other Marvel character.

Results of Operations

Three month period ended March 31, 2004 compared with the three month period ended March 31, 2003

Net Sales

The Company's net sales of $122.3 million in the first quarter of 2004 were up significantly versus the year-ago period, which was approximately $87.4 million. Sales from the Licensing segment remained relatively flat versus the previous year, and licenses related to the Spider-Man 2 movie are recorded in the Equity in Joint Venture line, not licensing sales. Overages, which are license revenues in excess of minimum guarantees, were approximately $7.9 million in the first quarter of 2004 versus $7.5 million in the first quarter of 2003. The major categories of the improvements in Licensing revenue included apparel and domestics, which offset the loss in revenue from video game sales.

                                                            Three Months
                                                           Ended March 31,
                                                           (in thousands)
                                                      2004       2003    Change
                                                      ----       ----    ------
Licensing                                            $50.1      $49.9      0%
Publishing                                            19.6       15.2     29%
Toys                                                  52.6       22.3    136%
                                                    ------      -----    ----
Total                                               $122.3      $87.4     40%
                                                    ======      =====    ====

     Sales from the Publishing division increased approximately $4.4 million to approximately $19.6 million in the first quarter of 2004, from $15.2 million in the first quarter of 2003, fueled by increases in sales of comics and advertising income. As anticipated, sales from the Toy segment increased approximately $30.3 million to approximately $52.6 million in the first quarter of 2004, primarily due to an increase in the sales of action figures and accessories based on characters associated with Spider-Man 2.

Gross Profit

     Gross profit increased approximately $14.7 million to approximately $81.8 million in the first quarter of 2004 primarily due to growth in the publishing and toy divisions. The Company's gross profit as a percentage of sales decreased to 67% in the first quarter of 2004, as compared to 77% in the first quarter of 2003, due to an increase in toy revenue as a percentage of total revenue. Gross margins are lower in the case of toy revenue than for Publishing or Licensing revenue.

                                            Three Months Ended March 31,
                                                    (in thousands)

                                     2004      Margin           2003      Margin
                                     ----      ------           ----      ------
Licensing                          $  50.1       100%         $  49.9       100%
Publishing                            10.7        55%             8.4        55%
Toys                                  21.0        40%             8.8        39%
                                     -----      -----          ------      -----
Total                              $  81.8        67%         $  67.1        77%
                                     =====      =====          ======      =====


SG&A

     Selling, general and administrative (SG&A) expenses increased approximately $15.7 million to approximately $32.1 million in the first quarter of 2004. As a percentage of sales, SG&A increased to 26% of net sales in the first quarter of 2004 from approximately 19% of net sales in the first quarter of 2003. The licensing division exhibited the highest year-over-year growth in absolute dollars and as a percentage of licensing sales with an increase of $13.7 million, primarily due to higher royalty provisions for the share of merchandise license royalties owed to the Company's studio partners. General Corporate expenses decreased approximately $0.9 million due to the closure of certain legal matters.

                                                Three Months Ended March 31,
                                                       (in thousands)

                                              2004                 2003
                                              ----                 ----
Licensing                                  $  19.7     39%       $   6.0     12%
Publishing                                     3.4     17%           3.4     22%
Toys                                           4.9      9%           2.0      9%
Corporate Overhead                             4.1     N/A           5.0     N/A
                                             -----    ----         -----    ----
Total                                      $  32.1     26%       $  16.4     19%
                                             =====    ====         =====    ====

     For the three months ended March 31, 2004 and 2003, the Company recognized income of $8.1 million and $4.8 million, respectively, in connection with its share in a jointly owned limited partnership with Sony. The purpose of this joint venture is to pursue licensing opportunities, other than toys, relating to characters based upon movies and television shows featuring Spider-Man and produced by Sony. The Company accounts for the activity of this joint venture under the equity method.

Operating Income

     Operating income increased approximately $2.6 million to approximately $57.3 million in the first quarter of 2004. As a percentage of sales, operating margins decreased to 47% of net sales in the first quarter of 2004 from approximately 63% of net sales in the first quarter of 2003. While operating margins increased versus the prior year in the publishing and toy divisions, margins in the licensing division decreased due to higher percentage of net sales that required a share with the studio partners in the first quarter of 2004 than in the comparable period in 2003.

                                                Three Months Ended March 31,
                                                       (in thousands)

                                            2004     Margin        2003    Margin
                                            ----     ------        ----    ------
Licensing                                $  38.5      77%       $  48.7      98%
Publishing                                   7.3      37%           5.1      33%
Toys                                        15.6      30%           5.9      26%
Corporate Overhead                          (4.1)     N/A          (5.0)     N/A
                                           -----      ---         -----     ----
Total                                    $  57.3      47%       $  54.7      63%
                                           =====      ===         =====     ====

     Net interest expense decreased approximately $0.4 million to approximately $3.9 million in the first quarter of 2004, as compared to approximately $4.3 million in the first quarter of 2003. This decrease was the result of higher interest income generated by the rising cash balance.

     The Company's effective tax rate for the three months ended March 31, 2004 (41.4%) was higher than the Federal statutory rate due primarily to state and local taxes and foreign taxes. At March 31, 2004, the Company has completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of approximately $310 million, which will expire in various jurisdictions in years 2005 through 2024. As of March 31, 2004, there is a valuation allowance of approximately $7.0 million against certain state and local net operating losses, as there is no assurance that such assets will be realized in the future.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The Company has reached a tentative agreement on all matters with the IRS, which will be reviewed in accordance with procedures of the Congressional Joint Committee on Taxation. The effects of these agreed adjustments are not material to the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash and certificates of deposit on hand and cash flows from operations. The Company anticipates that its primary needs for liquidity will be to: (i) conduct its business; (ii) early retire its outstanding Senior Notes; (iii) make capital expenditures; and (iv) pay administration expense claims.

     Net cash provided by operating activities was approximately $44.5 million for the three month period ended March 31, 2004 as compared to net cash provided by operating activities of $29.5 million for the three month period ended March 31, 2003.

     At March 31, 2004, the Company had working capital of $243.6 million.

     Under the terms of the Company's 8% Preferred Stock, the Company was able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days (ending March 18, 2003) on which the closing price of the Company's common stock exceeded $7.70 per share. As a result, and as the Company announced on March 19, 2003, the Company forced the conversion of all of the outstanding 8% Preferred Stock. The conversion extinguished the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $10.00 per share in cash in 2011. The conversion was effective on March 30, 2003.

     The Company will be required to make a cash payment, at such time as the amount thereof is determined, to parties who were unsecured creditors of Marvel Entertainment Group, Inc., prior to that company's emergence from Chapter 11 proceedings on October 1, 1998. The Company initially deposited $8 million into a trust account to satisfy the maximum amount of such payment. The balance in the trust account as of March 31, 2004 is approximately $2.9 million.

     The Company has outstanding Senior Notes due June 15, 2009 which bear interest at 12% per annum payable semi-annually on June 15th and December 15th. The Senior Notes may be redeemed beginning June 15, 2004 for a redemption price of 106% of the principal amount, plus accrued interest. Principal and interest on the Senior Notes are guaranteed on a senior basis jointly and severally by each of the Company's domestic subsidiaries. Management intends to redeem all of such notes on June 15, 2004 with available cash resources, which will result in a non-recurring charge associated with the accelerated write-off of previously unamortized deferred debt costs, of approximately $3.3 million during the quarter ending June 30, 2004, plus the charge associated with the 6% premium necessitated by the terms of the redemption of approximately $9.0 million.

     The Company maintains a credit facility with HSBC Bank USA ("HSBC Credit Facility") to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of March 31, 2004, $0.1 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

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

The Company believes that cash on hand, cash flow from operations, and other sources of liquidity will be sufficient for the Company to conduct its business, retire its existing debt, make capital expenditures and pay administration expense claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has operations in Hong Kong, the UK and Japan. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

     Market risks related to the Company's operations result primarily from changes in interest rates. At March 31, 2004, the Company's Senior Notes bore interest at a fixed rate. A 10% increase or decrease in the interest rate on the Company's credit facility is not expected to have a significant future impact on the Company's financial position or results of operations.

     Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective. The Company has not identified any changes in its internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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


          31.1 Certification  by  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a) under the Exchange Act.

          31.2 Certification  by  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(a) under the Exchange Act.

          32 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

     b)   Reports on Form 8-K

          The Registrant filed the following report on Form 8-K during the quarter ended March 31, 2004:

          1. Current Report on Form 8-K filed March 9, 2004, reporting Items 7 and 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MARVEL ENTERPRISES, INC.
                                      (Registrant)

              Dated: May 5, 2004      By: /s/ Allen S. Lipson
                                          ---------------------------------
                                          Allen S. Lipson
                                          President and Chief Executive Officer


              Dated: May 5, 2004      By: /s/ Kenneth P. West
                                          ----------------------------------
                                          Kenneth P. West
                                          Chief Financial Officer