Form 10-K/A
period 2003-12-31
MARVEL ENTERPRISES INC
filed 2004-06-30
CIK 933730

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

                                      None.

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

   The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was $885,416,924 based on a price of $12.73 per share, the closing sales price for the Registrant's common stock (as adjusted for the stock's 3-for-2 split in the form of a dividend in March 2004) as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of June 28, 2004, there were 109,137,031 outstanding shares of the Registrant's common stock, in addition to 11,091,000 shares held by a wholly owned subsidiary of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant's definitive proxy statement, which the Registrant filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

                                EXPLANATORY NOTE

   This Amendment on Form 10-K/A is being filed solely for the purpose of filing unaudited financial statements of Spider-Man Merchandising, L.P. (the "Partnership"), a joint venture of affiliates of Marvel Enterprises, Inc. (the "Company") and of Sony Pictures Entertainment Inc. As was stated on page 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Partnership's fiscal year ends on March 31. In accordance with Rule 3-09 of Regulation S-X, the Company is now filing, as an amendment to the aforementioned Annual Report on Form 10-K, unaudited financial statements of the Partnership for the Partnership's fiscal year ended March 31, 2004.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)    Documents Filed with this Report

           1. Financial Statements
              --------------------

         See the accompanying Index to Financial Statements on page F-1 for the financial statements filed with this Amendment No. 1 on Form 10-K/A.

           2. Financial Statement Schedule
              ----------------------------

         None filed with this Amendment No. 1 on Form 10-K/A.

           3. Exhibits
              --------

         The following exhibits are filed with this Amendment No. 1 on Form 10-K/A:

         Exhibit Number   Exhibit Description
         --------------   -------------------

         31.1             Certification by Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003. (Filed herewith.)

         31.2             Certification by Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003. (Filed herewith.)

         32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003. (Furnished herewith.)

    (b)    Reports on Form 8-K.

            During the first quarter of 2004, the Company filed the following Current Reports on Form 8-K:

            1. Current Report on Form 8-K filed March 9, 2004, reporting Items 7 and 12.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MARVEL ENTERPRISES, INC.

                               By:  /s/   Allen S. Lipson
                                  ----------------------------------------------
                                          Allen S. Lipson
                                          President and Chief Executive Officer
                                          Date: June 30, 2004



Signature                             Title                                                Date
---------                             -----                                                ----

/s/ Allen S. Lipson        President and Chief Executive Officer                        June 30, 2004
---------------------      (principal executive officer)
Allen S. Lipson

         *                 Chief Financial Officer                                      June 30, 2004
---------------------      (principal financial and accounting officer)
Kenneth P. West

         *                 Chairman of the Board of Directors                           June 30, 2004
---------------------
Morton E. Handel

         *                 Vice Chairman of the Board of Directors                      June 30, 2004
---------------------
F. Peter Cuneo

         *                 Vice Chairman of the Board of Directors                      June 30, 2004
---------------------
Isaac Perlmutter

         *                 Director                                                     June 30, 2004
---------------------
Avi Arad

         *                 Director                                                     June 30, 2004
---------------------
Sid Ganis

         *                 Director                                                     June 30, 2004
---------------------
Richard Solar

         *                 Director                                                     June 30, 2004
---------------------
James F. Halpin



*By: /s/ Allen S. Lipson
     -------------------------------
        Allen S. Lipson
        Attorney-in-Fact

                          Spiderman Merchandising, L.P.

                              Financial Statements

                            Year ended March 31, 2004



                                    Contents

Report of Independent Auditors...............................................F-2

Financial Statements

Balance Sheets as of March 31, 2004 (Unaudited) and 2003.....................F-3
Statements of Operations for the Years Ended March 31, 2004 (Unaudited),
   2003 and 2002 (Unaudited).................................................F-4
Statements of Partners' Capital (Deficit) for the Years Ended March 31, 2004
   (Unaudited), 2003 and 2002 (Unaudited)....................................F-5
Statements of Cash Flow for the Years Ended March 31, 2004 (Unaudited),
   2003 and 2002 (Unaudited).................................................F-6
Notes to Financial Statements................................................F-7

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



Los Angeles, California
June 23, 2003

                          Spiderman Merchandising, L.P.

                                 Balance Sheets



                                                                                  March 31
                                                                           2004               2003
                                                                   ----------------------------------------
                                                                       (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                         $      8,375,792    $     11,387,555
   Accounts receivable                                                      4,803,134           4,885,313
   Due from Marvel                                                                  -               4,143
                                                                   ----------------------------------------
Total current assets                                                       13,178,926          16,277,011
                                                                   ----------------------------------------
Total assets                                                         $     13,178,926    $     16,277,011
                                                                   ========================================

Liabilities and partners' capital
Current liabilities:
   Deferred revenues, current portion                                $      7,523,622    $      7,169,921
   Accrued liabilities                                                      1,899,927             458,647
   Accrued participations                                                     155,000             849,100
   Due to SPE                                                                  21,991              21,991
                                                                   ----------------------------------------
Total current liabilities                                                   9,600,540           8,499,659

Deferred revenues, net of current portion                                   2,500,000                   -

Commitments and contingencies

Partners' capital:
   Marvel                                                                     588,593           3,802,411
   SPE                                                                        489,793           3,974,941
                                                                   ----------------------------------------
Total partners' capital                                                     1,078,386           7,777,352
                                                                   ----------------------------------------
Total liabilities and partners' capital                              $     13,178,926    $     16,277,011
                                                                   ========================================

See accompanying notes.

                          Spiderman Merchandising, L.P.

                            Statements of Operations


                                                                     Year ended March 31
                                                         2004               2003                2002
                                                  -----------------------------------------------------------
                                                  (Unaudited)                               (Unaudited)

Licensing income                                    $     26,905,524   $     45,467,152   $              -

Costs and expenses:
   Commissions                                            (1,732,147)        (1,689,796)                 -
   Withholding taxes                                        (530,236)          (633,762)                 -
   Participations                                           (435,100)          (849,100)                 -
   Advertising and other                                  (1,748,735)          (764,635)          (585,338)
                                                  -----------------------------------------------------------
                                                          (4,446,218)        (3,937,293)          (585,338)

Interest income                                               49,303            100,713             33,514
                                                  -----------------------------------------------------------
Net income (loss)                                   $     22,508,609   $     41,630,572   $       (551,824)
                                                  ===========================================================

See accompanying notes.

                          Spiderman Merchandising, L.P.

                    Statements of Partners' Capital (Deficit)



                                                        Marvel              SPE               Total
                                                  ---------------------------------------------------------

Balance at March 31, 2001 (unaudited)               $      (379,103)   $      (379,104)  $      (758,207)
   Net loss                                                (275,912)          (275,912)         (551,824)
   Distributions to partners                             (1,578,822)        (1,578,166)       (3,156,988)
                                                  ---------------------------------------------------------
Balance at March 31, 2002 (unaudited)                    (2,233,837)        (2,233,182)       (4,467,019)
   Net income                                            20,815,286         20,815,286        41,630,572
   Distributions to partners                            (14,779,038)       (14,607,163)      (29,386,201)
                                                  ---------------------------------------------------------
Balance at March 31, 2003                                 3,802,411          3,974,941         7,777,352
   Net income                                            11,254,305         11,254,304        22,508,609
   Distributions to partners                            (14,468,123)       (14,739,452)      (29,207,575)
                                                  ---------------------------------------------------------
Balance at March 31, 2004 (unaudited)               $       588,593    $       489,793   $     1,078,386
                                                  =========================================================

See accompanying notes.

                          Spiderman Merchandising, L.P.

                            Statements of Cash Flows



                                                                              Year ended March 31
                                                                  2004               2003               2002
                                                           ----------------------------------------------------------
                                                              (Unaudited)                            (Unaudited)

Operating activities
Net income (loss)                                            $    22,508,609   $    41,630,572     $       (551,824)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                     82,179        (4,885,313)                   -
       Decrease (increase) in due from Marvel                          4,143            (4,143)                   -
       Increase in deferred revenues                               2,853,701         2,422,361            3,242,560
       Increase (decrease) in accrued liabilities                  1,441,280           458,647             (600,643)
       (Decrease) increase in accrued participations                (694,100)          849,100                    -
       (Decrease) in due to SPE                                            -          (135,573)                   -
                                                           ----------------------------------------------------------
Net cash provided by operating activities                         26,195,812        40,335,651            2,090,093

Financing activities
Amount paid to Marvel                                            (14,468,123)      (14,779,038)          (1,578,822)
Amount paid to SPE                                               (14,739,452)      (14,607,163)          (1,578,166)
                                                           ----------------------------------------------------------
Net cash used in financing activities                            (29,207,575)      (29,386,201)          (3,156,988)
                                                           ----------------------------------------------------------

Net (decrease) increase in cash and cash equivalents              (3,011,763)       10,949,450           (1,066,895)
Cash and cash equivalents at beginning of year                    11,387,555           438,105            1,505,000
                                                           ----------------------------------------------------------
Cash and cash equivalents at end of year                     $     8,375,792   $    11,387,555     $        438,105
                                                           ==========================================================

See accompanying notes.

                          Spiderman Merchandising, L.P.

                          Notes to Financial Statements

                                 March 31, 2004


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

The term of the partnership is perpetual and cannot be dissolved, liquidated or wound-up without the unanimous written consent of all of the partners. During the periods covered by these financial statements, Marvel was entitled to an amount (Marvel LP Share) equal to (A) the total of (1) 50% of LP Net Receipts (if LP Net Receipts is a positive amount), as defined, plus (2) the Marvel LP Distribution Fees, as defined, plus (3) the Marvel Third Party LP Costs if any, as defined, less (B) the Unrecouped SPE Merchandising Participation, as defined. SPE was entitled to an amount (SPE LP Share) equal to the total of (A) 50% of LP Net Receipts plus (B) the SPE LP Distribution Fees, as defined, plus (C) the SPE Third Party LP Costs if any, as defined, plus (D) the SPE Third Party Royalties, as defined, plus (E) the amount of the Unrecouped SPE Merchandising Participation which is deducted from Marvel's LP Share. On May 21, 2004, SPE and Marvel settled various disputed matters described in Note 2 to the financial statements and altered the distribution of LP Net Receipts effective April 1, 2004.

The Partnership distributes the Marvel LP Share and SPE LP Share on a quarterly basis.

The Partnership maintains a fiscal year end of March 31.

The accompanying unaudited financial statements of the Partnership as of March 31, 2004 and for the years ended March 31, 2004 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Partnership at March 31, 2004 and the results of its operations for the years ended March 31, 2004 and 2002 have been included.

                          Spiderman Merchandising, L.P.

1. Organization and Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

Licensing income is initially recorded at an amount equal to the value of the minimum guaranteed royalty payments, at the time licensed characters are available to the licensee, and collection is reasonably assured. Royalties earned in excess of the guaranteed minimums, if any, are recorded when reported to the Partnership by licensees.

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

Income Taxes

The Partnership is not subject to Federal or State of California incomes taxes, and accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

                          Spiderman Merchandising, L.P.

1. Organization and Summary of Significant Accounting Policies (continued)

Related Party Transactions

During the periods covered by these financial statements, the Partnership shared office space and certain general and administrative services with SPE. Pursuant to the License Agreement, no shared general and administrative costs have been allocated to the Partnership. Amounts due to SPE represent costs incurred on behalf of the Partnership. During the years ended March 31, 2004 and 2003, the Partnership earned licensing income of approximately $33,000 and $66,000, respectively, from Marvel Enterprises, Inc., the parent of Marvel.

Participations Expenses

Pursuant to the License Agreement, the Partnership is obligated to make royalty payments to various participants associated with the Spider-Man movies. Such participation obligations are expensed when related licensing income is recognized.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses were approximately $1,635,000, $750,000 and $575,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Customers

For the year ended March 31, 2003, the Partnership earned licensing income from one customer of $11,281,200 which represented approximately 25% of the licensing income earned by the Partnership. As of March 31, 2003, accounts receivable from the Partnership's top two customers represented an aggregate of 30% of total accounts receivable.

                          Spiderman Merchandising, L.P.

2. Legal Matter

During February 2003, Marvel filed a legal complaint concerning the License Agreement with SPE. On April 21, 2003 SPE filed a cross-complaint. In the complaint and cross-complaint the parties' allegations included breach of contract, fraud, and breach of fiduciary duty. On May 21, 2004, the above litigation was settled between Marvel and SPE without payment by, or to, either party. The settlement had no impact on the Partnership's financial statements as of March 31, 2004 or for the year then ended.