Form 10-Q
period 2004-06-30
MARVEL ENTERPRISES INC
filed 2004-07-29
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]    No [_]

As of July 28, 2004, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 109,186,765. This number does not include 11,091,000 shares of the registrant's common stock held by a wholly owned subsidiary of the registrant.




                                                 TABLE OF CONTENTS

                                                                                              Page
        PART I.  FINANCIAL INFORMATION

                Item 1.    Condensed Consolidated Financial Statements (unaudited) ........    1

                           Condensed Consolidated Balance Sheets as of June 30, 2004 and
                           December 31, 2003 ..............................................    2

                           Condensed Consolidated Statements of Income and Comprehensive
                           Income for the Three and Six Months Ended June 30, 2004 and 2003    3

                           Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2004 and 2003 ............................    4

                           Notes to Condensed Consolidated Financial Statements ...........    5

                Item 2.    Management's Discussion and Analysis of Financial Condition and
                           Results of Operations ..........................................   12

                           Results of Operations ..........................................   14

                           Liquidity and Capital Resources ................................   19

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk .....   20

                Item 4.    Controls and Procedures ........................................   20

        PART II.  OTHER INFORMATION .......................................................   21

                Item 1.    Legal Proceedings ..............................................   22

                Item 4.    Submission of Matters to a Vote of Security Holders ............   23

                Item 6.    Exhibits and Reports on Form 8-K ...............................   23

        SIGNATURES ........................................................................   24



                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   June 30,     December 31,
                                                                                     2004           2003
                                                                                   -------      -----------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $ 104,140    $  32,562
  Certificates of deposit, tax exempt notes, and commercial paper .............      73,000      214,457
  Accounts receivable, net ....................................................      82,126       51,820
  Inventories, net ............................................................      11,485       12,975
  Distribution receivable from joint venture, net .............................          --        2,056
  Deferred income taxes, net ..................................................      18,197       18,197
  Deferred financing costs ....................................................          --          667
  Prepaid expenses and other current assets ...................................       1,318        2,273
                                                                                  ---------    ---------
        Total current assets ..................................................     290,266      335,007

Molds, tools and equipment, net ...............................................       5,839        5,811
Product and package design costs, net .........................................       1,517        1,433
Goodwill, net .................................................................     341,708      341,708
Intangibles, net ..............................................................         231          335
Accounts receivable, non-current portion ......................................      36,376       26,437
Deferred  income taxes, net, non-current portion ..............................      13,830       28,246
Deferred financing costs, non-current portion .................................          --        2,779
Other assets ..................................................................         201          101
                                                                                  ---------    ---------
        Total assets ..........................................................   $ 689,968    $ 741,857
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $  28,978    $  18,455
  Accrued royalties ...........................................................      46,648       32,936
  Accrued expenses and other current liabilities ..............................      33,501       30,654
  Minority interest to be distributed .........................................         704           --
  Administration expense claims payable .......................................         533          788
  Unsecured creditors payable .................................................          --        2,963
  Income taxes payable ........................................................      22,817        4,705
  Deferred revenue ............................................................      20,375       30,308
                                                                                  ---------    ---------
        Total current liabilities .............................................     153,556      120,809
Senior notes ..................................................................          --      150,962
Accrued rent ..................................................................         492          636
Deferred revenue, non-current portion .........................................       2,500           --
                                                                                  ---------    ---------
        Total liabilities .....................................................     156,548      272,407
                                                                                  ---------    ---------

Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued ....          --           --
Common stock, $.01 par value, 250,000,000 shares authorized, 120,255,122 issued and 109,164,122 outstanding in 2004, and 119,706,206 issued and 108,615,206
outstanding in 2003 ...........................................................       1,203        1,197
Deferred stock compensation ...................................................      (6,896)      (4,857)
Additional paid-in capital ....................................................     572,425      566,909
Retained earnings (deficit) ...................................................       2,467      (57,934)
Accumulated other comprehensive loss ..........................................      (2,824)      (2,910)
                                                                                  ---------    ---------
        Total stockholders' equity before treasury stock ......................     566,375      502,405
Treasury stock, 11,091,000 shares .............................................     (32,955)     (32,955)
                                                                                  ---------    ---------
        Total stockholders' equity ............................................     533,420      469,450
                                                                                  ---------    ---------
        Total liabilities and stockholders' equity ............................   $ 689,968    $ 741,857
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


                            MARVEL ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                Three Months              Six Months
                                                                Ended June 30,          Ended June 30,

                                                             2004          2003       2004          2003
                                                             ----          ----       ----          ----
Net sales .............................................   $ 155,467    $  89,966    $ 277,793    $ 177,342
Cost of sales .........................................      62,860       17,142      103,383       37,426
                                                          ---------    ---------    ---------    ---------
Gross profit ..........................................      92,607       72,824      174,410      139,916
                                                          ---------    ---------    ---------    ---------
Operating expenses:
Selling, general and administrative ...................      30,001       31,235       62,147       47,594
Depreciation and amortization .........................         811          914        1,556        1,757
                                                          ---------    ---------    ---------    ---------
Total operating expenses ..............................      30,812       32,149       63,703       49,351
Equity in net income of joint venture .................        --          2,162        8,117        6,986
Other income, net .....................................       1,817          349        2,089          543
                                                          ---------    ---------    ---------    ---------
Operating income ......................................      63,612       43,186      120,913       98,094
Interest expense, net .................................      14,973        4,382       18,893        8,833
                                                          ---------    ---------    ---------    ---------
Income before income taxes and minority interest ......      48,639       38,804      102,020       89,261
Income tax expense ....................................      15,680        6,051       37,791       14,286
Minority interest in consolidated joint venture .......       3,828         --          3,828         --
                                                          ---------    ---------    ---------    ---------
Net income ............................................      29,131       32,753       60,401       74,975
Less: preferred dividend requirement ..................          --           --           --        1,163
                                                          ---------    ---------    ---------    ---------
Net income attributable to common stock ...............   $  29,131    $  32,753    $  60,401    $  73,812
                                                          =========    =========    =========    =========


Basic earnings per share attributable to common stock..   $    0.27    $    0.33    $    0.56    $    0.77
                                                          =========    =========    =========    =========
Weighted average number of basic shares outstanding ...     108,554       99,315      108,473       95,780
                                                          =========    =========    =========    =========
Diluted earnings per share attributable to common stock   $    0.25    $    0.28    $    0.52    $    0.66
                                                          =========    =========    =========    =========
Weighted average number of diluted shares outstanding..     115,525      115,703      115,300      113,565
                                                          =========    =========    =========    =========

Comprehensive income:
Net income ............................................   $  29,131    $  32,753    $  60,401    $  74,975
Other comprehensive loss ..............................         (43)         (35)         (86)         (70)
                                                          ---------    ---------    ---------    ---------
Comprehensive income ..................................   $  29,088    $  32,718    $  60,315    $  74,905
                                                          =========    =========    =========    =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                    Six Months
                                                                  Ended June 30,
                                                                2004         2003
                                                                ----         ----
Cash flows from operating activities:
  Net income ............................................   $  60,401    $  74,975
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization .........................       1,556        1,757
  Provision for doubtful accounts .......................         790          936
  Amortization of deferred financing costs ..............       3,446          333
  Non-cash charge for stock-based compensation ..........       1,240          454
  Tax benefit of stock option exercise ..................         984          412
  Gain from sale of fixed assets ........................        --           (134)
  Deferred income taxes .................................      14,416       11,167
  Minority interest in profits of joint venture .........       3,828           --
  Equity in net income from joint venture ...............      (8,117)      (6,986)
  Changes in operating assets and liabilities:
    Accounts receivable .................................     (35,263)       3,196
    Inventories .........................................       1,490        5,333
    Distributions received from joint venture ...........       3,321       10,781
    Prepaid expenses and other current assets ...........       1,570         (367)
    Other assets ........................................        (100)          12
    Deferred revenue & distributions in excess of equity in
      joint venture .....................................     (12,807)     (20,891)
    Minority interest to be distributed .................      (3,585)          --
    Income taxes payable ................................      18,112           --
    Accounts payable, accrued expenses and other current
    liabilities .........................................      24,948          993
                                                            ---------    ---------
Net cash provided by operating activities ...............      76,230       81,971
                                                            ---------    ---------

Cash flows from investing activities:
  Cash of consolidated joint venture ....................       8,376          --
  Payment of administrative claims and unsecured claims,
    net .................................................      (3,218)        (617)
  Purchases of molds, tools and equipment ...............        (950)         (72)
  Proceeds from sale of fixed assets ....................          --          254
  Expenditures for product and package design ...........        (614)        (868)
  Net sales (purchases) of certificates of deposit, tax
    exempt notes, and commercial paper ..................     141,457     (118,000)
                                                            ---------    ---------
Net cash provided by (used in) investing activities .....     145,051     (119,303)
                                                            ---------    ---------

Cash flows from financing activities:
  Payment of Senior Notes ...............................    (150,962)          --
  Exercise of warrants and stock options ................       1,259        9,979
                                                            ---------    ---------
Net cash (used in) provided by financing activities .....    (149,703)       9,979
                                                            ---------    ---------
Net increase (decrease) in cash and cash equivalents ....      71,578      (27,353)
Cash and cash equivalents, at beginning of period .......      32,562       53,690
                                                            ---------    ---------
Cash and cash equivalents, at end of period .............   $ 104,140    $  26,337
                                                            =========    =========
Supplemental disclosures of cash flow information:
  Interest paid during the period .......................   $  18,115    $   9,058
  Income taxes paid during the period ...................   $   4,258    $   2,003

Non-cash transactions:
  Preferred stock dividends .............................   $      --    $   1,163
  Conversion of preferred stock to common stock .........   $      --    $  33,943

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (unaudited)


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 2004 are not necessarily indicative of those for the full year ending December 31, 2004. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain prior period amounts have been re-classified to conform with the current period's presentation.

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


                                                                                            Three Months Ended    Six Months Ended
                                                                                                June 30,             June 30,
                                                                                           -------------------- --------------------
                                                                                            2004       2003       2004       2003
                                                                                            ----       ----       ----       ----
                                                                                             (In thousands, except per share data)
  Net income, as reported ............................................................    $29,131    $32,753    $60,401    $74,975
  Net income attributable to common stock, as reported ...............................     29,131     32,753     60,401     73,812
  Net income per share attributable to common stock - basic, as reported .............       0.27       0.33       0.56       0.77
  Net income per share attributable to common stock - diluted, as reported ...........       0.25       0.28       0.52       0.66
  Stock based employee compensation cost, net of tax, if SFAS 123 was applied ........      3,141      1,496      6,060      2,892
  Pro forma net income ...............................................................     25,990     31,257     54,341     72,083
  Pro forma net income attributable to common stock ..................................     25,990     31,257     54,341     70,920
  Pro forma net income per share attributable to common stock - basic ................       0.24       0.31       0.50       0.74
  Pro forma net income per share attributable to common stock - diluted ..............       0.22       0.27       0.47       0.62


                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2004
                                   (unaudited)


     The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 2000: risk free interest rates ranging from 6.12% to 6.72%; no dividend yield; expected volatility of 0.55; and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.920; and expected life of three years. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of five years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from
0.59 to 0.78; and expected life of five years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from 0.48 to 0.58; and expected life of five years. The Black Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future periods.

3.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS


                                                                                June 30,     December 31,
                                                                                 2004           2003
                                                                                     (in thousands)
Accounts receivable, net, consist of the following:
     Accounts receivable ....................................................   $ 101,236    $  68,738
     Less allowances for:
       Doubtful accounts ....................................................      (5,556)      (5,073)
       Advertising, markdowns, returns, volume, discounts and other..........     (13,554)     (11,845)
                                                                                ---------    ---------
         Total ..............................................................   $  82,126    $  51,820
                                                                                =========    =========
Inventories, net, consist of the following:
     Finished goods .........................................................   $   6,877    $   8,613
     Component parts, raw materials and work-in-process .....................       4,608        4,362
                                                                                ---------    ---------
        Total ...............................................................   $  11,485    $  12,975
                                                                                =========    =========
Accrued expenses and other current liabilities consist of the following:
     Advertising costs ......................................................   $   2,211    $     608
     Inventory purchases ....................................................       8,637        7,290
     Bonuses ................................................................       3,180        4,074
     Accrued expenses - Fleer sale including pension benefits ...............       5,133        5,234
     Litigation and legal accruals ..........................................       3,228        2,719
     Interest expense .......................................................          --        1,079
     Other accrued expenses .................................................      11,112        9,650
                                                                                ---------    ---------
     Total ..................................................................   $  33,501    $  30,654
                                                                                =========    =========

4.   SENIOR NOTES

     The Company had outstanding Senior Notes due June 15, 2009, which bore interest at 12% per annum. The Company redeemed all of such notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred debt costs, and a non-recurring charge of $9.0 million related to the 6% premium necessitated by the terms of the redemption.

                            MARVEL ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2004
                                  (unaudited)

5.   EARNINGS PER SHARE

     The total number of shares of common stock outstanding as of June 30, 2004 was 109,164,122, net of treasury shares; assuming the exercise of all outstanding stock options, the number of shares would be 124,598,419. During the six month period ended June 30, 2004, 372,204 shares of common stock were issued through stock option exercises.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three Months               Six Months
                                                                  Ended                      Ended
                                                                 June 30,                   June 30,
                                                           ---------------------   ---------------------
                                                              2004        2003        2004        2003
                                                              ----        ----        ----        ----
Numerator:
       Net income ......................................   $  29,131   $  32,753   $  60,401   $  74,975
       Preferred dividends .............................        --          --          --        (1,163)
                                                           ---------   ---------   ---------   ---------
       Numerator for basic earnings per share ..........      29,131      32,753      60,401      73,812
       Preferred dividends* ............................        --          --          --         1,163
                                                           ---------   ---------   ---------   ---------
       Numerator for diluted earnings per share .........   $ 29,131   $  32,753   $  60,401   $  74,975
                                                           =========   =========   =========   =========

  Denominator:
       Denominator for basic earnings per share ........     108,554      99,315     108,473      95,780
       Effect of dilutive warrants/
         options/restricted stock .....................       6,971      16,388       6,827      15,289
       Effect of dilutive redeemable cumulative
         exchangeable preferred stock ..................        --          --          --         2,496
                                                           ---------   ---------   ---------   ---------
       Denominator for diluted earnings
         per share - adjusted weighted average
         shares and assumed conversions ................     115,525     115,703     115,300     113,565
                                                           =========   =========   =========   =========
  Basic earnings per share .............................   $    0.27   $    0.33   $    0.56   $    0.77
                                                           =========   =========   =========   =========
  Diluted earnings per share ...........................   $    0.25   $    0.28   $    0.52   $    0.66
                                                           =========   =========   =========   =========


* In accordance with the provisions of SFAS 128 "Earnings Per Share", under the if-converted method, preferred dividends applicable to convertible preferred stock are added back to the numerator and the resulting common shares are included in the denominator for the entire period presented.

                            MARVEL ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2004
                                  (unaudited)


6.   SEGMENT INFORMATION

     The Company's business is divided into three operating segments: Toy Merchandising and Distribution, Publishing and Licensing.

Toy Segment

     The toy segment designs, develops, sources, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division (which ceased manufacturing operations in March 2003 and was closed in July 2003) designed, produced and sold kites in both mass market stores and specialty hobby shops. Spectra Star's sales were $0.9 million for the three and six month periods ended June 30, 2004 and $1.4 million and $7.8 million for the three and six month periods ended March 31, 2003, respectively.

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

     Set forth below is certain operating information for the segments of the Company.

                                 Three month period ended June 30, 2004
                          Licensing   Publishing    Toys     Corporate     Total
                          ---------   ----------    ----     ---------     -----
                                                (in thousands)
Net sales                 $ 49,537    $ 21,609   $ 84,321         --    $155,467
Gross profit                49,537      11,397     31,673         --      92,607
Operating income (loss)     35,566       8,969     23,229     (4,152)     63,612


                                 Three month period ended June 30, 2003
                          Licensing   Publishing    Toys     Corporate     Total
                          ---------   ----------    ----     ---------     -----
                                                (in thousands)

Net sales                 $ 56,750    $ 19,535   $ 13,681   $     --    $ 89,966
Gross profit                56,750       9,817      6,257         --      72,824
Operating income (loss)     41,238*      6,184      2,559     (6,795)     43,186

(*) Includes equity in net income of joint venture of $2,162 for the three month period ended June 30, 2003. The Joint Venture was consolidated effective April 1, 2004. See Note 9.


                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2004
                                  (unaudited)

                                  Six month period ended June 30, 2004
                          Licensing   Publishing    Toys     Corporate     Total
                          ---------   ----------    ----     ---------     -----
                                                (in thousands)
Net sales                 $ 99,640    $ 41,253   $136,900   $     --    $277,793
Gross profit                99,640      22,111     52,659   $     --     174,410
Operating income (loss)     74,050*     16,279     38,852     (8,268)    120,913

                                   Six month period ended June 30, 2003
                          Licensing   Publishing    Toys     Corporate     Total
                          ---------   ----------    ----     ---------     -----
                                                (in thousands)
Net sales                 $106,651     $ 34,747   $ 35,944   $     --    $177,342
Gross profit               106,651       18,202     15,063         --     139,916
Operating income (loss)     90,065**     11,259      8,553    (11,783)     98,094

(*) Includes equity in net income of joint venture of $8,117 for the three month period from January 1, 2004 to March 31, 2004.

(**) Includes equity in net income of joint venture of $6,986 for the six month period ended June 30, 2003.


7.   BENEFIT PLANS

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

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            2004          2003         2004        2003
                                                            ----          ----         ----        ----
                                                                          (in thousands)
Total cost for plan period
   Service cost ..................................          $--           $--          $--         $--
   Interest cost .................................          292           300          586         600
   Expected return on plan assets ................         (277)         (272)        (555)       (544)
   Amortization of:
    Unrecognized net transition obligation (asset)           --            24           --          47
    Unrecognized prior service cost ..............          (13)          (14)         (26)        (27)
    Unrecognized net (gain)/loss .................           30            --           60          --
                                                          -----         -----        -----       -----
Net periodic pension cost ........................        $  32         $  38        $  65       $  76
                                                          =====         =====        =====       =====


                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2004
                                   (unaudited)


8.   INCOME TAXES

     The Company's effective tax rate for the six months ended June 30, 2004 (37.0%) was higher than the Federal statutory rate due primarily to state and local taxes. The Company's effective tax rate for the three months ended June 30, 2004 (32.2%) was lower than the Federal statutory rate due primarily to the effects of the consolidation of Spider-Man Merchandising, L.P. (the "Joint Venture"), federally tax-free investment returns and establishment of deferred tax assets for certain foreign tax credits. At March 31, 2004, the Company had completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $340 million, which will expire in various jurisdictions in years 2005 through 2024. As of June 30, 2004, there is a valuation allowance of $7.2 million against certain state and local and foreign net operating losses, as there is no assurance that such assets will be realized in the future.

     The Company's effective tax rate for the three and six months ended June 30, 2003 was lower than the Federal statutory rate due primarily to the expected benefit from the utilization of net operating loss carryforwards for which benefit was not previously taken.


9.   JOINT VENTURE

     The Joint Venture is a Delaware limited partnership between Sony Pictures Entertainment Inc. ("SPE") and Marvel. The Joint Venture was formed on February 22, 1999 to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by SPE.

     In May 2004, SPE and Marvel settled various disputed  matters  described in
Note 10 to the financial statements and, among other matters, altered the distribution of net receipts of the Joint Venture effective April 1, 2004. As a result of this settlement, effective April 1, 2004, the operations of the Joint Venture have been included in the accompanying consolidated financial statements. Because the Joint Venture is now consolidated, the Company's results include the revenues ($11.2 million) and expenses of the Joint Venture for the three month period ended June 30, 2004. Minority interest due to SPE of $3.8 million was recorded to reflect SPE's interest in the operations of the Joint Venture for the three month period ended June 30, 2004. Prior to April 1, 2004, the Company accounted for its interest in the activity of this Joint Venture under the equity method. For the three month period ended June 30, 2003, the Company recognized $2.2 million in income in connection with its share of this Joint Venture.


10.  COMMITMENTS AND CONTINGENCIES

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

     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc. ("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., sued SPE and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleged that MCI breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man:
The Movie to SPE's financial detriment. On June 1, 2004, Marvel and SPE announced that MCI's suit and SPE's cross-complaint would be voluntarily withdrawn.

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2004
                                   (unaudited)


     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company in New York State Supreme Court, County of New York, alleging that the Company breached its own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached its obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched itself. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties have reached a proposed settlement in which the retailers and resellers would receive a credit to their account with the Company's exclusive distributor, depending on their prior purchases of certain comic book issues. The parties have tendered that settlement to the Court for approval. It is not known when the Court will act on this matter or how long it will take for final approval of the settlement. In the event the matter does not settle, the Company intends to defend vigorously against the claims made in this action on their merits.

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

     A key driver of operating results is the successful release of major entertainment programming, such as movies, published materials and television shows, based on the Company's characters, which fuels demand for all products based on the featured characters. During 2003 and through June 30, 2004, the Company had five major theatrical releases that fueled growth in its businesses:
Daredevil, The Hulk, X-Men II, Punisher and Spider-Man 2. These releases resulted in increased awareness of these characters, which subsequently drove sales of Marvel-branded licensed products, including toys and published materials based on these characters. The Company's results are partially dependent on the successful release of theatrical films and acceptance of products developed for the characters appearing in the films. Marvel is also involved in the creative direction of all entertainment projects based on its characters.


Licensing

     Marvel's licensing group is responsible for the merchandising, licensing and promotions for Marvel's characters worldwide. The licensing group has expanded its overseas businesses in the second half of 2003 through the establishment of offices located in London and Tokyo. The licensing group is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The licensing group is also focusing on entering into licenses in new product categories. The Company typically enters into multi-year merchandise license agreements that specify guaranteed minimum royalty payments and include a significant down-payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, which is normally upon the effective date of the agreement. If sales of the licensee's merchandise are high enough to entitle the Company to royalties over the amount of the minimum royalty guarantee (which excess amounts are defined as "overages"), those overages are recognized as revenue when collected. Licensing fees collected in advance of the period in which revenue would be recognized are recorded as deferred revenue. During the three and six month periods ended June 30, 2003, merchandise license income related to Spider-Man movie characters, other than for toys, was recorded through the Company's investment in the joint venture with Sony. Effective April 1, 2004, the joint venture with Sony is included in the Company's consolidated results. Revenue derived from this joint venture for the period from April 1, 2004 to June 30, 2004 and included in the table below was $11.2 million.

     Revenue recognized under license agreements during the periods ended June 30, 2004 and 2003 were generated within the following business categories:

                          Licensing Segment Categories

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                  --------------------------  -----------------------------
                                                        2004          2003           2004            2003
                                                        ----          ----           ----            ----
                                                          (in thousands)                (in thousands)
     Apparel and accessories                           $20,470      $12,800        $40,166         $17,673
     Entertainment (including studios, themed
     attractions and electronic games)                  10,786        9,373         16,230          37,280
     Toy royalties                                      10,833       15,152         19,250          24,065
     Toy service fees                                      706       12,031          1,880          18,729
     Other                                               6,742        7,394         22,114           8,904
                                                  -------------  -----------  -------------   -------------
     Totals                                            $49,537      $56,750        $99,640        $106,651
                                                  =============  ===========  =============   =============


Publishing

     Marvel's publishing group is in the process of expanding its advertising and promotions business with an increased emphasis on custom comics and in-school marketing. The publishing business will also continue its long-term focus on expanding distribution to new channels, like the mass market, and expanding its product line to target new demographics, although the Company does not expect these initiatives to have a significant impact on 2004 revenue. Growth in 2004 is expected to continue to be derived from expansion of the core product lines of comics and trade paperbacks, and increased sales due to the anticipated effects of theatrical releases.


Toys

     2004 business outlook for toys is closely tied to the movie, Spider-Man 2, which was released on June 30, 2004. Spider-Man 2 has been one of the Toy Industry's most highly anticipated events of 2004, and retailers have developed strategies around the movie release. However, no one can guarantee the timing of toy sell through and re-orders.

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

     In 2003, there was no release of a Spider-Man movie, but there were several movies released that featured Marvel characters (notably The Hulk) on which licensed toys are based. As a result, the Company's toy segment revenue for 2003 was somewhat lower, and the Company's licensing segment revenue for 2003 was somewhat higher, than if the year's main Marvel-character movie had been a Spider-Man movie.

     On June 30, 2004, the second Spider-Man movie was released, and is expected to drive toy sales more than any other Marvel-character movie in 2004. The Company therefore expects that in 2004 (as in 2002), toy segment revenues will be somewhat higher and licensing segment revenues will be somewhat lower than if 2004's main Marvel-character movie were based on any other Marvel character.

Results of Operations

Three month period ended June 30, 2004 compared with the three month period ended June 30, 2003

Net Sales

                                               Three Months
                                              ended June 30,
                                              (in thousands)
                                   2004        2003             Change
                                   ------      -----            ------
Licensing                          $49.5       $56.8             (13%)
Publishing                          21.6        19.5              11%
Toys                                84.4        13.7             516%
                                   ------      -----
Total                              $155.5      $90.0              73%
                                   ======      =====

     The Company's net sales of $155.5 million in the second quarter of 2004 were up significantly versus the second quarter of 2003, which amounted to $90.0 million. Sales within the Licensing segment were $49.5 million in the second quarter of 2004 as compared to $56.8 million in the second quarter of 2003. Prior to April 1, 2004, licenses related to the Spider-Man 2 movie were recorded as equity in joint venture, not licensing sales. Effective April 1, 2004, the joint venture with Sony is included in the Company's consolidated results. Revenue derived from the Sony joint venture for the period from April 1, 2004 through June 30, 2004 and included in the table above was $11.2 million. The overall decrease ($7.3 million) in licensing revenue relates to a shift from Hulk related toy sales during the three months ended June 30, 2003, which were recorded within the licensing segment revenues, to sales of Spider-Man 2 toy sales during the three months ended June 30, 2004, which are recorded within the Company's toy segment revenues. Overages, which are license revenues in excess of minimum guarantees, were $8.5 million in the second quarter of 2004 versus $8.0 million in the second quarter of 2003. As anticipated, toy sales, principally Spider-Man 2 movie toys, rose from $13.7 million in the second quarter of 2003 to $84.4 million in the second quarter of 2004.

     Sales from the publishing segment increased $2.1 million to $21.6 million in the second quarter of 2004 fueled by increases in sales of comics and trade paperbacks.


Gross Profit

                                               Three Months ended June 30,
                                                    (in thousands)
                                      2004      Margin           2003     Margin
                                      ----      ------           ----     ------
Licensing                          $  49.5       100%         $  56.8       100%
Publishing                            11.4        53%             9.8        50%
Toys                                  31.7        38%             6.2        45%
                                      -----    ------
Total                              $  92.6        60%         $  72.8        81%
                                      =====    ======

     Gross profit increased $19.8 million to $92.6 million in the second quarter of 2004, primarily due to growth in the toy segment. The Company's gross profit as a percentage of sales decreased to 60% in the second quarter of 2004, as compared to 81% in the second quarter of 2003, due to an increase in toy segment revenues as a percentage of total revenue. Gross margins are lower in the case of toy segment revenues than for publishing or licensing segment revenue.


Selling,  General & Administrative Expenses

                                               Three Months ended June 30,
                                                    (in thousands)
                                      2004      % of Net Sales   2003     % of Net Sales
                                      ----      --------------   ----     --------------
Licensing                          $  13.9        28%         $  17.7        31%
Publishing                             3.5        16%             3.6        18%
Toys                                   8.4        10%             3.1        23%
Corporate Overhead                     4.2        N/A             6.8        N/A
                                     -----                       ----
Total                              $  30.0        19%         $  31.2        35%
                                     =====                       ====

     Selling, general and administrative ("SG&A") expenses decreased $1.2 million to $30.0 million in the second quarter of 2004. As a percentage of sales, SG&A decreased to 19% of net sales in the second quarter of 2004 from 35% of net sales in the second quarter of 2003. The toy segment exhibited the highest year-over-year growth in absolute dollars with an increase of $5.3 million, primarily due to higher royalty provisions for the share of toy royalties owed to the Company's studio partner. General corporate expenses decreased $2.6 million due to lower legal fees incurred in connection with litigation activities in the prior year.

     The Company participates in a jointly owned limited partnership with Sony, whose purpose is to pursue licensing opportunities, other than action figure and accessory toys, relating to characters based upon movies and television shows featuring Spider-Man and produced by Sony. The Company accounted for the activity of this joint venture under the equity method until April 1, 2004. Effective April 1, 2004, the operations of the joint venture have been included in the accompanying consolidated financial statements (within licensing, above).


Other Income

     Other income during the three month period ended June 30, 2004 includes $1.0 million generated from cash previously held in trust for the purpose of paying bankruptcy claims assumed by the Company when it acquired Marvel Entertainment Group, Inc. out of bankruptcy in 1998. Those funds were released to the Company upon the completion of the bankruptcy proceedings in the second quarter of 2004.


Operating Income
                                               Three Months ended June 30,
                                                    (in thousands)
                                      2004          Margin       2003        Margin
                                      ----      --------------   ----     --------------
Licensing                            $35.6        72%         $  41.3        73%
Publishing                             9.0        42%             6.2        32%
Toys                                  23.2        27%             2.5        18%
Corporate Overhead                    (4.2)       N/A            (6.8)       N/A
                                     ------                     ------
Total                                 $63.6       41%          $  43.2       48%
                                     ======                     ======

     Operating income increased $20.4 million to $63.6 million in the second quarter of 2004. As a percentage of sales, operating margins decreased to 41% of net sales in the second quarter of 2004 predominantly due to the shift towards a higher weighting of the toy segment, which has the lowest margins. While operating margins increased in the publishing and toy segments, margins in the licensing segment decreased due to a greater volume of commissions on foreign sales in the second quarter of 2004 than in the comparable period in 2003.

     Net interest expense increased $10.6 million to $15.0 million in the second quarter of 2004, as compared to $4.4 million in the second quarter of 2003. This increase was the result of the write-off of unamortized deferred debt costs ($3.2 million) plus a 6% prepayment premium ($9.0 million) in connection with the redemption of the Company's 12% Senior notes on June 15, 2004. These expenses were partially offset by increased interest income as a result of higher cash and cash equivalent, certificates of deposits and commercial paper balances.

     The Company's effective tax rate for the three months ended June 30, 2004 (32.2%) was lower than the Federal statutory rate due primarily to the effects of the consolidation of the Sony joint venture, federally tax-free investment returns and the establishment of deferred tax assets for certain foreign tax credits. At March 31, 2004, the Company has completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $340 million, which will expire in various jurisdictions in years 2005 through 2024. As of June 30, 2004, there is a valuation allowance of $7.2 million against certain state and local and foreign net operating losses as it is not assured that such assets will be realized in the future.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The Company has reached a tentative agreement on all matters with the IRS which will be reviewed in accordance with procedures of the Congressional Joint Committee on Taxation. The effects of these agreed adjustments are not material to the Company's financial position, results of operations or cash flows.

Six month period ended June 30, 2004 compared with the six month period ended June 30, 2003


Net Sales
                                                    Six Months ended June 30,
                                                         (in thousands)
                                                      2004      2003   Change
                                                    ------     ------  ------
Licensing                                            $99.6     $106.7    (7)%
Publishing                                            41.3       34.7    19%
Toys                                                 136.9       35.9   281%
                                                    ------     ------
Total                                               $277.8     $177.3    57%
                                                    ======     ======

     The Company's net sales of $277.8 million for the six months ended June 30, 2004 were up significantly versus the same period in 2003, which were $177.3 million. Sales within the licensing segment were $99.6 million for the six months ended June 30, 2004 as compared to $106.7 million for the six months ended June 30, 2003. Prior to April 1, 2004, licenses related to the Spider-Man 2 movie were recorded as equity in joint venture, not licensing sales. Effective April 1, 2004, the joint venture with Sony is included in the Company's consolidated results. Revenue derived from the Sony joint venture for the period from April 1, 2004 through June 30, 2004 and included in the table above was $11.2 million. The overall decrease ($7.1 million) in licensing revenue relates to a shift from Hulk related toy sales during the six months ended June 30, 2003, which were recorded within the Company's licensing segment revenues, to sales of Spider-Man 2 toy sales during the six months ended June 30, 2004, which are recorded within the Company's toy segment revenues. Overages, which are license revenues in excess of minimum guarantees, were $16.4 million for the six months ended June 30, 2004 versus $15.4 million in the year-ago period.

     Sales from the Publishing segment increased $6.6 million to $41.3 million for the six months ended June, 30 2004, from $34.7 million for the six months ended June 30, 2003, fueled by increases in sales of comics, trade paperbacks and advertising income. As anticipated, sales from the Toy segment increased $101.0 million to $136.9 million for the six months ended June 30, 2004, primarily due to an increase in the sales of action figures and accessories based on characters associated with the Spider-Man 2 theatrical release.


Gross Profit
                                        Six Months ended June 30,
                                             (in thousands)
                                2004    Margin           2003    Margin
                               ------   ------          ------   ------
Licensing                       $99.6    100%           $106.7    100%
Publishing                       22.1     54%             18.2     52%
Toys                             52.7     38%             15.0     42%
                               ------                   ------
Total                          $174.4     63%           $139.9     79%
                               ======                   ======

     Gross profit increased $34.5 million to $174.4 million for the six months ended June 30, 2004, primarily due to growth in the publishing and toy segments. The Company's gross profit as a percentage of sales decreased to 63% for the six months ended June 30, 2004, as compared to 79% for the six months ended June 30, 2003, due to an increase in toy revenue as a percentage of total revenue. Gross margins are lower for toy segment revenue than for publishing or licensing segment revenue.


Selling, General & Administrative Expenses


                                        Six Months ended June 30,
                                              (in thousands)
                               2004     Margin          2003     Margin
                              ------    ------         ------    ------
Licensing                      $33.6     34%            $23.7     22%
Publishing                       6.8     16%              7.0     20%
Toys                            13.4     10%              5.1     14%
Corporate Overhead               8.3     N/A             11.8     N/A
                              ------                   ------
Total                          $62.1     22%            $47.6     27%
                              ======                   ======

     Selling, general and administrative ("SG&A") expenses increased $14.5 million to $62.1 million for the six months ended June 30, 2004. As a percentage of sales, SG&A decreased to 22% of net sales for the six months ended June 30, 2004 from 27% of net sales for the six months ended June 30, 2003. The licensing segment exhibited the highest year-over-year growth in absolute dollars and as a percentage of licensing sales with an increase of $9.9 million, primarily due to a greater volume of commissions on foreign sales and the incremental overhead costs to open and operate the Company's offices in London and Tokyo. General Corporate expenses decreased $3.5 million due to lower legal fees incurred in connection with litigation activities in the prior year.

     The Company accounted for the activity of its joint venture with Sony under the equity method until April 1, 2004. Effective April 1, 2004, the operations of the joint venture have been included in the accompanying consolidated financial statements, within of the Company's licensing segment.

Other Income

     Other income during the six month period ended June 30, 2004 includes $1.0 million generated from cash previously held in trust for the purpose of paying bankruptcy claims assumed by the Company when it acquired Marvel Entertainment Group, Inc. out of bankruptcy in 1998. Those funds were released to the Company upon the completion of the bankruptcy proceedings in the second quarter of 2004.



Operating Income
                                        Six Months ended June 30,
                                              (in thousands)
                               2004     Margin           2003      Margin
                              ------    ------          ------     ------
Licensing                      $74.1     74%            $90.0       84%
Publishing                      16.3     39%             11.3       33%
Toys                            38.8     28%              8.6       24%
Corporate Overhead              (8.3)   N/A             (11.8)      N/A
                              ------                    ------
Total                         $120.9     44%            $98.1       55%
                              ======                    ======

     Operating income increased $22.8 million to $120.9 million for the six months ended June 30, 2004. As a percentage of sales, operating margins decreased to 44% of net sales for the first six months ended June 30, 2004, predominately due to the shift towards a higher weighting of the toy segment, which has the lowest margins. While operating margins increased versus the prior year in the publishing and toy segments, margins in the licensing segment decreased due to a greater volume of commissions to sales agents on foreign sales and incremental overhead costs to open and operate the Company's licensing activities in London and Tokyo during the six months ended June 30, 2004 than in the comparable period in 2003.

     Net interest expense increased $10.1 million to $18.9 million during the six months ended June 30, 2004, as compared to $8.8 million for the comparable period in 2003. This increase was the result of the write-off of unamortized deferred debt costs ($3.2 million) plus a 6% prepayment premium ($9.0 million) in connection with the redemption of the Company's 12% Senior notes on June 15, 2004. These expenses were partially offset by increased interest income as a result of higher cash and cash equivalent, certificates of deposits and commercial paper balances.

     The Company's effective tax rate for the six months ended June 30, 2004 (37.0%) was higher than the Federal statutory rate due primarily to state and local taxes and foreign taxes. At March 31, 2004, the Company had completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $340 million, which will expire in various jurisdictions in years 2005 through 2024. As of June 30, 2004, there is a valuation allowance of $7.2 million against certain state and local and foreign net operating losses as it is not assured that such assets will be realized in the future.

     The Company is currently under examination by the Internal Revenue Service for the 1995 through 1998 years. The Company has reached a tentative agreement on all matters with the IRS which will be reviewed in accordance with procedures of the Congressional Joint Committee on Taxation. The effects of these agreed adjustments are not material to the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents and certificates of deposit on hand and cash flows from operations. The Company anticipates that its primary uses for liquidity will be to conduct its business, make capital expenditures and pursue its stock buy-back program.

     Net cash provided by operating activities was $76.2 million for the six month period ended June 30, 2004 as compared to net cash provided by operating activities of $82.0 million for the six month period ended June 30, 2003.

     At June 30, 2004, the Company had working capital of $136.7 million.

     The Company had outstanding Senior Notes due June 15, 2009, which bore interest at 12% per annum. The Company redeemed all of such notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred debt costs, and a non-recurring charge of $9.0 million related to the 6% premium necessitated by the terms of the redemption.

     The Company maintains a credit facility with HSBC Bank USA ("HSBC Credit Facility") to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of June 30, 2004, $0.1 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

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

     On July 9, 2004, the Company authorized a $100 million common stock repurchase program. Pursuant to the authorization, the Company may, at its option, purchase shares of its common stock from time to time in the open market or through privately negotiated transactions through the earlier of January 2006 or such time as $100 million of the Company's shares have been repurchased under the program. The Company's largest stockholder and Vice Chairman, Isaac Perlmutter, and its Marvel Studios' Chief Executive Officer, Avi Arad, have each agreed not to sell any shares while the repurchase program is in place.

     As a result of the conclusion of the bankruptcy proceedings involving Marvel Entertainment Group, Inc. in June 2004, the Company will no longer be required to pay any further administrative expense claims in that bankruptcy.

     The Company believes that cash on hand, cash flow from operations, and other sources of liquidity will be sufficient for the Company to conduct its business, make capital expenditures and pursue its stock buy-back program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has operations in Hong Kong, the UK and Japan. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk. The Company does not enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

     Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective. The Company has not identified any changes in its internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

                           PART II. OTHER INFORMATION.
                           ---------------------------

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

     Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, plaintiff commenced an action on behalf of himself and a purported class consisting of specialty store retailers and resellers of Marvel comic books against the Company in New York State Supreme Court, County of New York, alleging that the Company breached its own Terms of Sale Agreement in connection with the sale of comic books to members of the purported class, breached its obligation of good faith and fair dealing(s), fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched itself. The relief sought in the complaint consists of certification of the purported class and the designation of plaintiff as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties have reached a proposed settlement in which the retailers and resellers would receive a credit to their account with the Company's exclusive distributor, depending on their prior purchases of certain comic book issues. The parties have tendered that settlement to the Court for approval. It is not known when the Court will act on this matter or how long it will take for final approval of the settlement. In the event the matter does not settle, the Company intends to defend vigorously against the claims made in this action on their merits.

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

     Marvel Characters, Inc. v. Sony Pictures Entertainment Inc. et al. On February 25, 2003, Marvel Characters, Inc. ("MCI"), a wholly owned subsidiary of Marvel Enterprises, Inc., sued Sony Pictures Entertainment Inc. ("SPE") and related entities, in California Superior Court for Los Angeles County, alleging, among other things, that the 1999 license agreement for Spider-Man between MCI and SPE should be dissolved based on SPE's fraudulent representations to MCI during the negotiation of the license agreement. On April 21, 2003, in response to Marvel's complaint, SPE filed a cross-complaint in which SPE alleged that MCI breached the licensing agreement with respect to the licensing of Spider-Man merchandise unrelated to Spider-Man: The Movie to SPE's financial detriment. On June 1, 2004, Marvel and SPE announced that MCI's suit and SPE's cross-complaint would be voluntarily withdrawn.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     All matters submitted to a vote of security holders during the quarter ended June 30, 2004 were submitted at the Company's 2004 Annual Meeting of Stockholders, which was held on May 5, 2004. The matters were as follows:

1. A proposal to elect Morton E. Handel, F. Peter Cuneo and Isaac Perlmutter as directors of the Company to serve until the election and qualification of their respective successors. With respect to the election of Mr. Handel , 99,715,206 votes were cast in favor and 4,170,551 votes were withheld; with respect to the election of Mr. Cuneo, 98,581,524 votes were cast in favor and 5,304,233 votes were withheld; with respect to the election of Mr. Perlmutter, 97,714,088 votes were cast in favor and 6,171,669 votes were withheld.

2. A proposal to approve and adopt an amendment and restatement of the Company's certificate of incorporation eliminating certain no-longer applicable provisions. This proposal received 103,504,223 votes cast in favor and 305,301 votes cast against; there were 76,232 abstentions.

3. A proposal to approve and adopt an amendment to the Company's stock incentive plan to increase the number of shares issuable pursuant to awards made under the plan. This proposal received 36,740,796 votes cast in favor and 43,280,759 votes cast against; there were 194,321 abstentions.

4. A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2004. This proposal received 93,536,327 votes cast in favor and 10,290,465 votes cast against; there were 58,965 abstentions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

     10.1 Amendment to the Employment Agreement with Avi Arad

     10.2 Amendment   to  the   Employment   Agreement   with   Alan  Fine

     31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

     31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

     32 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

b)   Reports on Form 8-K

     The Registrant filed the following report on Form 8-K during the quarter ended June 30, 2004:

     1.   Current Report on Form 8-K filed May 11, 2004,  reporting  Items 7 and
          12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MARVEL ENTERPRISES, INC.
                             (Registrant)

Dated: July 29, 2004          By: /s/ Allen S. Lipson
                                  ---------------------------------
                                  Allen S. Lipson
                                  President and Chief Executive Officer


Dated: July 29, 2004          By: /s/ Kenneth P. West
                                  ----------------------------------------
                                  Kenneth P. West
                                  Chief Financial Officer