Form 10-Q
period 2004-09-30
MARVEL ENTERPRISES INC
filed 2004-10-29
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission file number 1-13638

                            MARVEL ENTERPRISES, INC.
      __________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-3711775
      __________________________________________________________________________
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      10 East 40th Street, New York, NY                  10016
      __________________________________________________________________________
      (Address of principal executive offices)               (Zip Code)

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

Yes [X]    No [ ]

At October 26, 2004, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 104,978,383.


================================================================================

                                TABLE OF CONTENTS



                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements (unaudited).......               1

                    Condensed Consolidated Balance Sheets as of September
                    30, 2004 and December 31, 2003................................               2

                    Condensed Consolidated Statements of Income and
                    Comprehensive Income for the Three and Nine Months
                    Ended September 30, 2004 and 2003.............................               3

                    Condensed Consolidated Statements of Cash Flows for
                    the Nine Months Ended September 30, 2004 and 2003.............               4

                    Notes to Condensed Consolidated Financial Statements..........               5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................              12

                    Results of Operations.........................................              14

                    Liquidity and Capital Resources...............................              19

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk..........................................................              20

         Item 4.    Controls and Procedures.......................................              20

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.............................................              22

         Item 2.    Unregistered Sales of Equity Securities and Use of
                    Proceeds......................................................              23

                    Purchase of Equity Securities by the Issuer and Affiliated
                    Purchasers....................................................              23

         Item 6.    Exhibits and Reports on Form 8-K..............................              23

 SIGNATURES         ..............................................................              24


================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)




                                       1
================================================================================

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   September 30,  December 31,
                                                                                       2004           2003
                                                                                   -------------- --------------
                                                                                    (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents......................................................     $ 135,662      $ 32,562
  Certificates of deposit, tax exempt notes, and commercial paper................        45,000       214,457
  Accounts receivable, net.......................................................        77,917        51,820
  Inventories, net ..............................................................        10,222        12,975
  Distribution receivable from joint venture, net................................           ---         2,056
  Deferred income taxes, net.....................................................        18,197        18,197
  Deferred financing costs.......................................................           ---           667
  Prepaid expenses and other current assets......................................         1,146         2,273
                                                                                   -------------- --------------
        Total current assets                                                            288,144       335,007

Molds, tools and equipment, net..................................................         5,354         5,811
Product and package design costs, net ...........................................         1,240         1,433
Goodwill, net ...................................................................       341,708       341,708
Intangibles, net.................................................................           179           335
Accounts receivable, non-current portion.........................................        38,491        26,437
Deferred  income taxes, net, non-current portion.................................         7,417        28,246
Deferred financing costs, non-current portion....................................           ---         2,779
Other assets.....................................................................           211           101
                                                                                   -------------- --------------

        Total assets.............................................................     $ 682,744      $741,857
                                                                                   ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................     $  15,148      $ 18,455
  Accrued royalties..............................................................        44,077        32,936
  Accrued expenses and other current liabilities.................................        42,902        31,442
  Minority interest to be distributed............................................         6,374           ---
  Unsecured creditors payable ...................................................           ---         2,963
  Income taxes payable...........................................................        19,038         4,705
  Deferred revenue ..............................................................        18,551        30,308
                                                                                   -------------- --------------
        Total current liabilities................................................       146,090       120,809
Senior notes.....................................................................           ---       150,962
Accrued rent.....................................................................           420           636
Deferred revenue, non-current portion............................................         8,359           ---
                                                                                   ------------- --------------
        Total liabilities........................................................       154,869       272,407
                                                                                   ------------- --------------

Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued and
    outstanding..................................................................           ---           ---
Common stock, $.01 par value, 250,000,000 shares authorized, 120,314,168 issued and 106,007,968 outstanding in 2004 and 119,706,206 issued and 108,615,206
    outstanding in 2003..........................................................         1,202         1,197
Deferred stock compensation......................................................        (6,073)       (4,857)
Additional paid-in capital.......................................................       575,265       566,909
Retained earnings (deficit)......................................................        36,819       (57,934)
Accumulated other comprehensive loss.............................................        (2,781)       (2,910)
                                                                                   -------------- --------------
        Total stockholders' equity before treasury stock.........................       604,432       502,405
Treasury stock, 14,306,200 shares in 2004 and 11,091,000 shares in 2003..........       (76,557)      (32,955)
                                                                                   -------------- --------------
        Total stockholders' equity ..............................................       527,875       469,450
                                                                                   -------------- --------------

        Total liabilities and stockholders' equity ..............................     $ 682,744      $741,857
                                                                                   ============== ==============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                       2
================================================================================

                            MARVEL ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                         ------------------------  -----------------------
                                                            2004         2003         2004        2003
                                                         ------------ -----------  ----------- -----------

Net sales .............................................   $ 135,183    $  84,536    $ 412,976    $ 261,878
Cost of sales .........................................      38,318       20,208      141,701       57,634
                                                          ---------    ---------    ---------    ---------
Gross profit ..........................................      96,865       64,328      271,275      204,244
                                                          ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..............      34,940       22,569       97,087       70,163
     Depreciation and amortization ....................       1,350        1,051        2,906        2,808
                                                          ---------    ---------    ---------    ---------
     Total operating expenses .........................      36,290       23,620       99,993       72,971
                                                          ---------    ---------    ---------    ---------
Equity in net income of joint venture .................        --          1,500        8,117        8,486
Other income, net .....................................       1,570          870        3,659        1,413
                                                          ---------    ---------    ---------    ---------
Operating income ......................................      62,145       43,078      183,058      141,172
Interest expense (income), net ........................        (550)       4,239       18,343       13,072
                                                          ---------    ---------    ---------    ---------
Income before income taxes and minority interest ......      62,695       38,839      164,715      128,100
Income tax expense (benefit) ..........................      21,476      (24,339)      59,267      (10,053)
Minority interest in consolidated joint venture .......       6,867         --         10,695         --
                                                          ---------    ---------    ---------    ---------
Net income ............................................      34,352       63,178       94,753      138,153
Less: preferred dividend requirement ..................        --           --           --          1,163
                                                          ---------    ---------    ---------    ---------
Net income attributable to common stock ...............   $  34,352    $  63,178    $  94,753    $ 136,990
                                                          =========    =========    =========    =========

Basic earnings per share attributable to common stock..       $0.32        $0.62        $0.88        $1.40
                                                          =========    =========    =========    =========
Weighted average number of basic shares outstanding ...     107,130      101,645      108,022       97,757
                                                          =========    =========    =========    =========

Diluted earnings per share attributable to common stock       $0.30        $0.57        $0.83        $1.22
                                                          =========    =========    =========    =========
Weighted average number of diluted shares outstanding .     113,464      111,322      114,685      112,840
                                                          =========    =========    =========    =========

Comprehensive income:
   Net income .........................................   $  34,352    $  63,178    $  94,753    $ 136,990
   Other comprehensive income .........................         (43)         (35)        (129)        (105)
                                                          ---------    ---------    ---------    ---------
   Comprehensive income ...............................   $  34,309    $  63,143    $  94,624    $ 136,885
                                                          =========    =========    =========    =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                       3
================================================================================

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                    Nine Months
                                                                                 Ended September 30
                                                                              ------------------------
                                                                                 2004         2003
                                                                              -----------  -----------
Cash flows from operating activities:
   Net income ..............................................................   $  94,753    $ 138,153
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization ...........................................       2,906        2,808
   Provision for doubtful accounts .........................................       2,806          779
   Amortization of deferred financing costs ................................       3,446          500
   Non-cash charge for stock-based compensation ............................       3,355          454
   Tax benefit of stock option exercise ....................................       2,417          953
   Gain from sale of fixed assets ..........................................        (754)        (134)
   Deferred income taxes ...................................................      20,829      (16,384)
   Minority interest in joint venture ......................................      10,695         --
   Equity in net income from joint venture .................................      (8,117)      (8,486)
   Changes in operating assets and liabilities:
     Accounts receivable ...................................................     (35,185)      (2,525)
     Inventories ...........................................................       2,753        5,767
     Distributions received from joint venture .............................       3,321       13,642
     Prepaid expenses and other current assets .............................       1,742           61
     Other assets ..........................................................        (110)          12
     Deferred revenue and distributions in excess of equity in joint venture      (8,772)     (19,670)
     Minority interest distributions .......................................      (4,782)        --
     Income taxes payable ..................................................      14,333        2,541
     Accounts payable, accrued expenses and other current liabilities ......      16,843       16,243
                                                                               ---------    ---------
Net cash provided by operating activities ..................................     122,479      134,714
                                                                               ---------    ---------

Cash flows from investing activities:
   Cash of consolidated joint venture ......................................       8,376         --
   Payment of administrative claims and unsecured claims, net ..............      (2,675)        (641)
   Purchases of molds, tools and equipment .................................      (1,746)        (814)
   Proceeds from sale of fixed assets ......................................       1,210          254
   Expenditures for product and package design .............................        (810)      (1,484)
   Net sales (purchases) of certificates of deposit, tax exempt notes,
      and commercial paper .................................................     169,457     (193,507)
                                                                               ---------    ---------
Net cash provided by (used in) investing activities ........................     173,812     (196,192)
                                                                               ---------    ---------

Cash flows from financing activities:
    Payment of senior notes ................................................    (150,962)        --
    Purchase of Treasury Stock .............................................     (43,602)        --
    Exercise of warrants and stock options .................................       1,373       25,521
                                                                               ---------    ---------
Net cash (used) provided by financing activities ...........................    (193,191)      25,521
                                                                               ---------    ---------
Net increase (decrease) in cash and cash equivalents .......................     103,100      (35,957)
Cash and cash equivalents, at beginning of period ..........................      32,562       53,690
                                                                               ---------    ---------
Cash and cash equivalents, at end of period ................................   $ 135,662    $  17,733
                                                                               =========    =========

Supplemental disclosures of cash flow information:
   Interest paid during the period .........................................   $  18,115    $   9,058
   Income taxes paid during the period .....................................      21,667        2,791

Non-cash transactions:
   Preferred stock dividends ...............................................        --      $   1,163
   Conversion of preferred stock to common stock ...........................        --         33,943

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                       4
================================================================================

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (unaudited)


        1. BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of those for the full year ending December 31, 2004. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain prior period amounts have been re-classified to conform with the current period's presentation.

    All share and per share amounts in the accompanying unaudited Condensed Consolidated Financial Statements have been adjusted for the Company's 3 for 2 common share stock split effective March 26, 2004.

        2. SIGNIFICANT ACCOUNTING POLICIES

    Accounting for Stock Based Compensation - In accordance with the provisions of SFAS 148 "Accounting for Stock-Based Compensation", the Company has elected to continue to account for its stock options under APB Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. However, during 2004, stock-based compensation under APB 25 was recognized for the vesting of restricted stock and certain option modifications related to severance arrangements. Such stock-based compensation expense amounted to $2.1 million and $3.4 million for the three and nine month periods ended September 30, 2004, respectively. There was no stock-based compensation recognized in 2003. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                                                                    Three Months Ended    Nine Months Ended
                                                                                      September 30,         September 30,
                                                                                   --------------------- --------------------
                                                                                      2004      2003       2004      2003
                                                                                   --------------------- --------------------
                                                                                     (In thousands, except per share data)

Net income, as reported                                                              $34,352   $63,178    $94,753  $138,153
Net income attributable to common stock, as reported                                  34,352    63,178     94,753   136,990
Net income per share attributable to common stock - basic, as reported                 $0.32     $0.62      $0.88     $1.40
Net income per share attributable to common stock - diluted, as reported               $0.30     $0.57      $0.83     $1.22
Stock based employee compensation cost, net of tax, if SFAS 123 was applied            1,266     1,489      7,326     4,381
Pro forma net income                                                                  33,086    61,689     87,427   133,772
Pro forma net income attributable to common stock                                     33,086    61,689     87,427   132,609
Pro forma net income per share attributable to common stock - basic                    $0.31     $0.61      $0.81     $1.36
Pro forma net income per share attributable to common stock - diluted                  $0.29     $0.55      $0.76     $1.19

    The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 2000: risk free interest rates ranging from 6.12% to 6.72%; no dividend yield; expected volatility of 0.55; and expected life of three years. The weighted average assumptions for the 2001 grants are: risk free interest rates ranging from 2.91% to 4.90%; no dividend yield; expected volatility of 0.92; and expected life of three years. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of five


                                       5
================================================================================

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2004
                                   (unaudited)


years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from 0.59 to 0.78; and expected life of five years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from
0.48 to 0.58; and expected life of five years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future periods.


        3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS



                                                                    September 30,   December 31,
                                                                        2004           2003
                                                                  --------------  ---------------
                                                                          (In thousands)
Accounts receivable, net, consist of the following:
     Accounts receivable ...........................................   $ 98,108    $ 68,738
     Less allowances for:
        Doubtful accounts ..........................................     (7,498)     (5,073)
        Advertising, markdowns, returns, volume, discounts and other    (12,693)    (11,845)
                                                                       --------    --------
          Total, net ...............................................   $ 77,917    $ 51,820
                                                                       ========    ========
Inventories, net, consist of the following:
   Finished goods ..................................................   $  5,264    $  8,613
   Component parts, raw materials and work-in-process ..............      4,958       4,362
                                                                       --------    --------
      Total ........................................................   $ 10,222    $ 12,975
                                                                       ========    ========
Accrued expenses and other current liabilities consist of the following:
   Advertising costs ...............................................   $  2,270    $    608
   Inventory purchases .............................................     11,622       7,290
   Bonuses .........................................................      5,742       4,074
   Pension benefits (see Note 6) ...................................      5,016       5,234
   Litigation and legal accruals ...................................      5,438       2,719
   Interest expense ................................................         --       1,079
   Other ...........................................................     12,814      10,438
                                                                       --------    --------
   Total ...........................................................   $ 42,902    $ 31,442
                                                                       ========    ========


                                       6
================================================================================

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2004
                                   (unaudited)


        4. EARNINGS PER SHARE

    The total number of shares of common stock outstanding as of September 30, 2004 was 106,007,968 net of treasury shares; assuming the exercise of all outstanding stock options, that number would be 121,427,678. During the nine month period ended September 30, 2004, 396,791 shares of common stock were issued through stock option exercises.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                          Three Months Ended       Nine Months Ended
                                                            September 30,            September 30,
                                                       ------------------------- -----------------------
                                                          2004         2003         2004       2003
                                                       ------------ ------------ ----------- -----------
Numerator:
   Net income                                            $34,352       $63,178     $94,753    $138,153
   Preferred dividends                                       ---           ---         ---      (1,163)
                                                       ------------ ------------ ----------- -----------
   Numerator for basic earnings per share                 34,352        63,178      94,753     136,990
   Preferred dividends*                                      ---           ---         ---       1,163
                                                       ------------ ------------ ----------- -----------
   Numerator for diluted earnings per share              $34,352       $63,178     $94,753    $138,153
                                                       ============ ============ =========== ===========

Denominator:
   Denominator for basic earnings per share              107,130       101,645     108,022      97,757
   Effect of dilutive warrants /options/ restricted
     stock                                                 6,334         9,677       6,663      13,419
   Effect of dilutive redeemable cumulative
     exchangeable preferred stock                            ---           ---         ---       1,664
                                                       -------------------------------------------------

   Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversions                                         113,464       111,322     114,685     112,840
                                                       ============ ============ =========== ===========


Basic earnings per share                                   $0.32         $0.62       $0.88       $1.40
                                                       ============ ============ =========== ===========
Diluted earnings per share                                 $0.30         $0.57       $0.83       $1.22
                                                       ============ ============ =========== ===========

* In accordance with the provisions of SFAS 128 "Earnings Per Share", under the if-converted method, preferred dividends applicable to convertible preferred stock are added back to the numerator and the resulting common shares are included in the denominator for the entire period presented.


                                       7
================================================================================

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2004
                                   (unaudited)


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

Publishing Segment

    The publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel characters. The Company's titles feature classic Marvel Super Heroes such as Spider-Man, X-Men, the Incredible Hulk, Daredevil and newly developed Marvel characters. The Company's titles also feature characters created by others and licensed to the Company.

Licensing Segment

    The licensing segment is responsible for the licensing of Marvel characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties in a variety of media, including feature films, television programs, publications and destination based entertainment (e.g., theme parks), and for promotional use.

    Set forth below is certain operating information for the segments of the Company.


                                       Three month period ended September 30, 2004
                              --------------------------------------------------------------

                               Licensing   Publishing     Toys      Corporate     Total
                              --------------------------------------------------------------
                                                     (In thousands)

Net sales                       $69,215      $22,621     $43,347     $   ---      $135,183
Gross profit                     69,215       12,014      15,636         ---        96,865
Operating income (loss)          53,198        9,372       7,659      (8,084)       62,145

                                       Three month period ended September 30, 2003
                              --------------------------------------------------------------

                              Licensing*   Publishing     Toys      Corporate     Total
                              --------------------------------------------------------------
                                                     (In thousands)

Net sales                       $41,638      $19,553      $23,345    $   ---       $84,536
Gross profit                     41,638       10,322       12,368        ---        64,328
Operating income (loss)          30,267        7,042        8,212     (2,443)       43,078


(*) Includes equity in net income of joint venture of $1,500 for the three month period ended September 30, 2003. The Joint Venture was consolidated effective April 1, 2004.


                                       8
================================================================================

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2004
                                   (unaudited)


                                       Nine month period ended September 30, 2004
                              --------------------------------------------------------------

                              Licensing*   Publishing     Toys      Corporate     Total
                              --------------------------------------------------------------
                                                     (In thousands)

Net sales                      $168,855      $63,874      $180,247   $    ---     $412,976
Gross profit                    168,855       34,125        68,295        ---      271,275
Operating income (loss)         127,248       25,651        46,511    (16,352)     183,058

                                      Nine month period ended September 30, 2003
                            ----------------------------------------------------------------

                             Licensing**   Publishing     Toys      Corporate     Total
                            ----------------------------------------------------------------
                                                    (In thousands)

Net sales                    $148,289        $54,300      $59,289    $    ---     $261,878
Gross profit                  148,289         28,525       27,430         ---      204,244
Operating income (loss)       120,332         18,301       16,765     (14,226)     141,172

(*) Includes equity in net income of joint venture of $8,117 from January 1, 2004 to March 31, 2004.

(**)Includes equity in net income of joint venture of $8,486 for the nine month period ended September 30, 2003.


        6. BENEFIT PLANS

    In connection with the 1999 sale of a subsidiary, the Company retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of such subsidiary (the "Fleer/Skybox Plan"). In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Assumptions include: a discount rate of 6.25% for 2004 expense, 6.25% for the obligation and an expected rate of return of 8.0%.




                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                        --------------------------  ----------------------
                                                           2004          2003         2004        2003
                                                        ------------ -------------  ---------- -----------
                                                                         (In thousands)
Total cost for plan period
   Service cost......................................   $    ---     $      ---    $     ---   $     ---
   Interest cost.....................................        293            300          879         900
   Expected return on plan assets....................       (277)          (272)        (832)       (816)
   Amortization of:
      Unrecognized net transition obligation (asset)         ---             24          ---          71
      Unrecognized prior service cost..................      (13)           (14)         (39)        (41)
      Unrecognized net (gain)/loss.....................       30            ---           90         ---
                                                        ------------ -------------  ---------- -----------
Net periodic pension cost............................   $     33     $       38     $     98   $     114
                                                        ============ =============  ========== ===========


                                       9
================================================================================

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2004
                                   (unaudited)


        7. INCOME TAXES


    The Company's effective tax rate for the nine months ended September 30, 2004 (36.0%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of Spider-Man Merchandising, L.P. (the "Joint Venture"). The Company's effective tax rate for the three months ended September 30, 2004 (34.3%) was lower than the Federal statutory rate due primarily to the effects of the consolidation of the Joint Venture offset by the impact of state of local taxes. At March 31, 2004, the Company had completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $340 million, which will expire in various jurisdictions in the years 2005 through 2024. As of September 30, 2004, there is a valuation allowance of $7.3 million against certain state and local and foreign net operating loss carryforwards, as there is no assurance that such assets will be realized in the future.

    The Company's effective tax rate for the three and nine months ended September 30, 2003 was lower than the Federal statutory rate due primarily to the expected benefit from the utilization of net operating loss carryforwards for which benefit was not previously taken.


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


                                       10
================================================================================

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2004
                                   (unaudited)


    Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series (the "Tribune License"). Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit, which alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortious interference with contract, all arising from the Tribune License, was settled between the Company and Fox in February 2003. According to the action filed by Tribune on October 30, 2003, Tribune settled with Fox on October 3, 2003. Tribune's October 30, 2003 complaint against the Company alleges that the Company misrepresented the rights it was granting to Tribune in the Tribune License, and that the Company breached its warranty in the Tribune License that the Mutant X property did not conflict with the rights of any third party. On December 11, 2003, the Company filed its answer, denying all material allegations of Tribune's complaint and asserting counterclaims. The action is in the discovery phase and no trial date has been set.


                                       11
================================================================================

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

    A key driver of operating results is the successful release of major entertainment programming, such as movies, published materials and television shows, based on the Company's characters, which fuels demand for all products based on the featured characters. During 2003 and through September 30, 2004, the Company had four major theatrical releases that fueled growth in its businesses: Daredevil, The Hulk, X-Men II, and Spider-Man 2. These theatrical releases resulted in increased awareness of these characters, which led to increased sales of Marvel-branded licensed products, including toys and published materials based on these characters. The Company's results are partially dependent on the successful release of theatrical films and acceptance of products developed for the characters appearing in the films. Marvel is also involved in the creative direction of all entertainment projects based on its characters.

Licensing

    Marvel's licensing group is responsible for the merchandising, licensing and promotions for Marvel's characters worldwide. The licensing group expanded its overseas businesses in the fourth quarter of 2003 through the establishment of offices located in London and Tokyo. The licensing group is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The licensing group is also focusing on entering into licenses in new product categories. The Company typically enters into multi-year merchandise license agreements that specify guaranteed minimum royalty payments and include a significant down-payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, which is normally upon the effective date of the agreement. If sales of the licensee's merchandise are high enough to entitle the Company to royalties over the amount of the minimum royalty guarantee (which excess amounts are defined as "overages"), the Company receives the remaining balance of the guaranteed payment sooner than provided for in the agreement's payment schedule. Overages are not recognized as revenue until the minimum guaranteed payments are fully collected.


                                       12
================================================================================

Royalties collected in advance of the period in which revenue is earned are recorded as deferred revenue. During the three and nine month periods ended September 30, 2003, merchandise license income related to Spider-Man movie characters, other than for action figure and accessory toys, was recorded through the Company's investment in the joint venture with Sony. Effective April 1, 2004, the joint venture with Sony is included in the Company's consolidated results. Revenue derived from this joint venture for the third quarter of 2004 and the period from April 1, 2004 through September 30, 2004, and included in the table below, was $28.3 million and $39.5 million, respectively.

    Revenue recognized under license agreements during the periods ended September 30, 2004 and 2003 were generated within the following business categories:



                                Licensing Segment

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                  --------------------------  ----------------------------
                                                      2004          2003          2004            2003
                                                  -------------  -----------  -------------  -------------
                                                        (in millions)                (in millions)
     Apparel and accessories                          $24.2         $ 9.9         $ 64.4           $ 27.5
     Entertainment (including studios, themed
       attractions and electronic games)               19.7           5.0           35.9             42.4
     Master toy licensee:
        Toy royalties                                   2.9           9.0            6.8             24.5
        Toy service fees                                2.0          10.6            3.9             29.3
     Other toys                                        11.4           2.1           26.8             10.7
     Other                                              9.0           5.0           31.1             13.9
                                                  -------------  -----------  -------------  -------------
     Total                                            $69.2         $41.6         $168.9           $148.3
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

Toys

    Toy sales during 2004 have been closely tied to the movie, Spider-Man 2, which was released on June 30, 2004. Spider-Man 2 was one of the Toy Industry's most highly anticipated events of 2004, and retailers developed strategies around the movie release.

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

    In 2003, there was no release of a Spider-Man movie, but there were several movies released that featured Marvel characters (notably The Hulk) on which licensed toys were based. As a result, the Company's toy segment revenue for 2003 was somewhat lower, and the Company's licensing segment revenue for 2003 was somewhat higher, than if the year's main Marvel-character movie had been a Spider-Man movie.


                                       13
================================================================================

Results of Operations

Three month period ended September 30, 2004 compared with the three month period ended September 30, 2003
--------------------------------------------------------------------------------

Net Sales

                                        Three Months ended
                                          September 30,
                                     ----------------------
                                        2004         2003       Change
                                     -----------------------------------
                                      (dollars in millions)

Licensing                             $  69.2     $    41.6      66%
Publishing                               22.6          19.6      15%
Toys                                     43.4          23.3      86%
                                     -----------  -----------
Total                                $  135.2     $    84.5      60%
                                     ===========  ===========

    The Company's net sales of $135.2 million in the third quarter of 2004 were up significantly versus the net sales in the third quarter of 2003, which amounted to $84.5 million. Prior to April 1, 2004, licenses related to the Spider-Man 2 movie were recorded as equity in joint venture, not licensing sales. Effective April 1, 2004, the joint venture with Sony is included in the Company's consolidated results. Revenue derived from the Sony joint venture for the third quarter of 2004 and included in the table above was $28.3 million. The overall increase ($27.6 million) in licensing revenue was less than the effect of the consolidation of the joint venture because of a planned decrease in licensing revenue. This planned decrease was due to a shift from royalties earned from Hulk related toy sales during the three months ended September 30, 2003, which were recorded within licensing segment revenues, to Spider-Man 2 toy sales during the three months ended September 30, 2004, which are recorded within the Company's toy segment revenues. Overages, which are license revenues in excess of minimum guarantees, were $32.3 million in the third quarter of 2004 (including $23.9 million associated with the joint venture with Sony) versus $12.8 million in the third quarter of 2003.

    Sales from the publishing segment increased $3.0 million to $22.6 million in the third quarter of 2004 fueled by increases in sales of comics, trade paperbacks and advertising.

     As anticipated, sales from the toy segment increased $20.1 million to $43.4 million in the third quarter of 2004, primarily due to an increase in the sales of action figures and accessories based on characters associated with the Spider-Man 2 theatrical release.

Gross Profit

                                        Three Months ended September 30,
                                ------------------------------------------------
                                         2004                     2003
                                 Amount      Margin       Amount       Margin
                                ---------- ------------ ------------ -----------
                                              (dollars in millions)

Licensing                            $69.2     100%          $41.6      100%
Publishing                            12.0     53%            10.3       53%
Toys                                  15.7     36%            12.4       53%
                                -----------             -------------
Total                                $96.9     72%           $64.3       76%
                                ===========             =============

    Gross profit increased $32.6 million to $96.9 million in the third quarter of 2004, due to increased revenue in all of the Company's operating segments. The Company's gross profit as a percentage of sales decreased to 72% in the third quarter of 2004, as compared to 76% in the third quarter of 2003, due to an increase in toy segment revenues as a percentage of total revenue. Gross margins in the toy segment decreased from 53% to 36% as a result of a change in product mix.


                                       14
================================================================================

Selling, General and Administrative Expenses

                                    Three Months ended September 30,
                            -------------------------------------------------
                                      2004                     2003
                                          % of Net                % of Net
                              Amount        Sales      Amount       Sales
                            ------------ ------------ ---------- ------------
                                         (dollars in millions)

Licensing                       $16.0        23%          $13.5      32%
Publishing                        3.9        17%            3.3      17%
Toys                              6.9        16%            3.4      15%
Corporate Overhead                8.1        N/A            2.4      N/A
                            -------------             -----------
Total                           $34.9        26%          $22.6      27%
                            =============             ===========

    Selling, general and administrative ("SG&A") expenses increased $12.3 million to $34.9 million in the third quarter of 2004. As a percentage of net sales, SG&A in the third quarter of 2004 was comparable to the third quarter of 2003. The toy operating segment exhibited the highest year-over-year growth in absolute dollars with an increase of $3.5 million, primarily due to an increased advertising effort. General corporate expenses increased $5.7 million in the third quarter of 2004 principally due to increased compensation expense for new and existing employees of $2.2 million, and increased accounting and legal fees and the recognition of estimated loss contingencies, aggregating $2.5 million.

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

Other Income

    Other income during the three month period ended September 30, 2004 includes $1.0 million related to the reversal of certain bankruptcy related accruals, previously set up for specific matters, that are no longer required as a result of resolutions favorable to the Company.

Operating Income

                                     Three Months ended September 30,
                              ----------------------------------------------
                                       2004                    2003
                                 Amount      Margin     Amount      Margin
                              -----------  ---------- ---------- -----------
                                           (dollars in millions)

Licensing                         $53.2       77%         $30.3      73%
Publishing                          9.4       42%           7.0      36%
Toys                                7.6       18%           8.2      35%
Corporate Overhead                 (8.1)      N/A          (2.4)     N/A
                              -------------           -----------
Total                             $62.1       46%         $43.1      51%
                              =============           ===========

    Operating income increased $19.0 million to $62.1 million in the third quarter of 2004. As a percentage of sales, operating margins decreased to 46% of net sales in the third quarter of 2004 predominantly due to the shift towards a higher weighting of the toy segment, which has the lowest margins. While operating margins increased in the licensing and publishing segments, margins in the toy segment decreased due to a change in product mix as well as an increase in the advertising effort.


                                       15
================================================================================

    The Company had net interest income of $550,000 in the third quarter of 2004, compared to net interest expense of $4.2 million in the third quarter of 2003. This was the result of the redemption of the Company's 12% senior notes on June 15, 2004. Interest income was earned on the Company's cash equivalents, certificates of deposit, tax exempt notes and commercial paper balances.

    The Company's effective tax rate for the three months ended September 30, 2004 (34.3%) was lower than the Federal statutory rate due primarily to the effects of the consolidation of Spider-Man Merchandising, L.P. (the "Joint Venture") offset by the impact of state of local taxes. At March 31, 2004, the Company had completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $340 million, which will expire in various jurisdictions in the years 2005 through 2024. As of September 30, 2004, there is a valuation allowance of $7.3 million against certain state and local and foreign net operating loss carryforwards as there is no assurance that such assets will be realized in the future.

    The Internal Revenue Service has concluded its examination of the Company's Federal income tax returns for the 1995 through 1998 years. Such findings were reviewed in accordance with procedures of the Congressional Joint Committee on Taxation and are therefore final. The effect of these adjustments was not material to the Company's financial position, results of operations or cash flows for the three or nine month periods ended September 30, 2004.

Nine month period ended September 30, 2004 compared with the nine month period ended September 30, 2003
------------------------

Net Sales

                                               Nine Months ended
                                                  September 30,
                                        ---------------------------------
                                           2004       2003      Change
                                        ---------------------------------
                                             (dollars in millions)

        Licensing                          $168.9     $148.3     14%
        Publishing                           63.9       54.3     18%
        Toys                                180.2       59.3     204%
                                        ----------------------
        Total                              $413.0     $261.9     58%
                                        ========== ===========

    The Company's net sales of $413.0 million for the nine months ended September 30, 2004 were up significantly versus the net sales in the same period in 2003, which were $261.9 million. Sales within the licensing segment were $168.9 million for the nine months ended September 30, 2004 as compared to $148.3 million for the nine months ended September 30, 2003. Prior to April 1, 2004, merchandise licenses related to the Spider-Man 2 movie were recorded as equity in joint venture, not licensing sales. Effective April 1, 2004, the joint venture with Sony is included in the Company's consolidated results. Revenue derived from the Sony joint venture for the period from April 1, 2004 through September 30, 2004 and included in the table above was $39.5 million. The overall increase ($20.6 million) in licensing revenue was less than the effect of the consolidation of the joint venture because of a planned decrease in licensing revenue. This planned decrease was due to a shift from royalties earned from Hulk related toy sales during the nine months ended September 30, 2003, which were recorded within licensing segment revenues, to Spider-Man 2 toy sales during the nine months ended September 30, 2004, which are recorded within the Company's toy segment revenues. Overages, which are license revenues in excess of minimum guarantees, were $48.6 million for the nine months ended September 30, 2004 (including $23.9 million associated with the joint venture with Sony) versus $28.7 million in the year-ago period.

    Sales from the Publishing segment increased $9.6 million to $63.9 million for the nine months ended September, 30 2004, from $54.3 million for the nine months ended September 30, 2003, generated by increases in sales of comics, trade paperbacks and advertising income. As anticipated, sales from the Toy segment increased $120.9 million to $180.2 million for the nine months ended September 30, 2004, primarily due to an increase in the sales of action figures and accessories based on characters associated with the Spider-Man 2 theatrical release.


                                       16
================================================================================

Gross Profit

                                     Nine Months ended September 30,
                             ------------------------------------------------
                                      2004                    2003
                               Amount     Margin      Amount        Margin
                             ----------- ---------- ------------  -----------
                                          (dollars in millions)

        Licensing              $168.9       100%       $148.3        100%
        Publishing               34.1        53%         28.5         52%
        Toys                     68.3        38%         27.4         46%
                             ------------           --------------
        Total                  $271.3        66%       $204.2         78%
                             ============           ==============

    Gross profit increased $67.1 million to $271.3 million for the nine months ended September 30, 2004, primarily due to increased revenue in all of the Company's operating segments. The Company's gross profit as a percentage of sales decreased to 66% for the nine months ended September 30, 2004, as compared to 78% for the nine months ended September 30, 2003, due to an increase in toy revenue as a percentage of total revenue. Gross margins in the toy segment decreased from 46% to 38% as a result of a change in product mix.

Selling, General and Administrative Expenses

                                        Nine Months ended September 30,
                                ------------------------------------------------
                                          2004                    2003
                                             % of Net                 % of Net
                                  Amount       Sales      Amount        Sales
                                ----------- ------------ ----------  -----------
                                             (dollars in millions)

        Licensing                  $49.6        29%         $37.2        25%
        Publishing                  10.8        17%          10.3        19%
        Toys                        20.3        11%           8.5        14%
        Corporate Overhead          16.4        N/A          14.2        N/A
                                ------------             ------------
        Total                      $97.1        24%         $70.2        27%
                                ============             ============

    Selling, general and administrative ("SG&A") expenses increased $26.9 million to $97.1 million for the nine months ended September 30, 2004. As a percentage of sales, SG&A decreased to 24% of net sales for the nine months ended September 30, 2004, from 27% of net sales for the nine months ended September 30, 2003. The licensing segment exhibited the highest year-over-year growth, in absolute dollars and as a percentage of licensing sales, with an increase of $12.4 million, primarily due to increased salaries and related costs and incremental overhead costs required to manage the Company's licensing growth, including the establishment of offices in London and Tokyo. Also contributing to the increase in licensing SG&A was the establishment of additional reserves for bad debts, commensurate with the growth in licensing accounts receivable. The toy operating segment experienced an increase in SG&A of $11.8 million primarily due to a change in product mix resulting in increased royalties owed to the Company's studio partner and an increased advertising effort. General corporate expenses increased $2.2 million due to increased compensation expense for new and existing employees and the recognition of estimated loss contingencies.

    The Company accounted for the activity of its joint venture with Sony under the equity method until April 1, 2004. Effective April 1, 2004, the operations of the joint venture have been included in the accompanying consolidated financial statements, within the Company's licensing segment.


                                       17
================================================================================

Other Income

    Other income during the nine month period ended September 30, 2004 includes $1.0 million generated from cash previously held in trust for the purpose of paying bankruptcy claims assumed by the Company when it acquired Marvel Entertainment Group, Inc. out of bankruptcy in 1998. Those funds were released to the Company upon the formal completion of the bankruptcy proceedings, closed effective June 2004. Additionally, $1.0 million was recognized due to the reversal of certain bankruptcy related accruals, previously set up for specific matters, that are no longer required as a result of resolutions favorable to the Company.


Operating Income

                                        Nine Months ended September 30,
                                        2004                      2003
                                 Amount       Margin       Amount       Margin
                               ------------ -----------  -----------  ----------
                                             (dollars in millions)

        Licensing                 $127.3       75%          $120.3       81%
        Publishing                  25.7       40%            18.3       34%
        Toys                        46.5       26%            16.8       28%
        Corporate Overhead         (16.4)      N/A           (14.2)      N/A
                               ------------              -----------
        Total                     $183.1       44%          $141.2       54%
                               ============              ===========

    Operating income increased $41.9 million to $183.1 million for the nine months ended September 30, 2004. As a percentage of sales, operating margins decreased to 44% of net sales for the nine months ended September 30, 2004, predominately due to the shift towards a higher weighting of the toy segment, which has the lowest margins. Margins in the licensing segment decreased due to increased salaries and related expenses and incremental overhead costs required to manage the Company's growth in licensing, including the establishment of offices in London and Tokyo during the nine months ended September 30, 2004.

    Net interest expense increased $5.2 million to $18.3 million during the nine months ended September 30, 2004, as compared to $13.1 million for the comparable period in 2003. This increase was the result of the second quarter 2004 write-off of unamortized deferred debt costs ($3.2 million) plus a 6% prepayment premium ($9.0 million) in connection with the redemption of the Company's 12% senior notes on June 15, 2004. These expenses were partially offset by increased interest income as a result of higher cash and cash equivalents, certificates of deposit, tax exempt notes and commercial paper balances.

    The Company's effective tax rate for the nine months ended September 30, 2004 (36.0%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of Spider-Man Merchandising, L.P. (the "Joint Venture"). At March 31, 2004, the Company had completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $340 million, which will expire in various jurisdictions in the years 2005 through 2024. As of September 30, 2004, there is a valuation allowance of $7.3 million against certain state and local and foreign net operating loss carryforwards as there is no assurance that such assets will be realized in the future.

    The Internal Revenue Service has concluded its examination of the Company's Federal income tax returns for the 1995 through 1998 years. Such findings were reviewed in accordance with procedures of the Congressional Joint Committee on Taxation and are therefore final. The effect of these adjustments was not material to the Company's financial position, results of operations or cash flows for the three or nine month periods ended September 30, 2004.


                                       18
================================================================================

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash and cash equivalents, certificates of deposit, tax exempt notes, and commercial paper on hand and cash flows from operations. The Company anticipates that its primary uses for liquidity will be to conduct its business and continue to pursue its stock buy-back program.

    Net cash provided by operating activities was $122.5 million for the nine month period ended September 30, 2004 as compared to net cash provided by operating activities of $134.7 million for the nine month period ended September 30, 2003. Operating cash flows in 2004 included Federal tax obligations not required in 2003 due to the full utilization of NOL carryforwards through March 31, 2004.

    At September 30, 2004, the Company had working capital of $142.1 million.

    Earlier in 2004, the Company had outstanding senior notes due June 15, 2009 which bore interest at 12% per annum. The Company redeemed all of such notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium necessitated by the terms of the redemption, both recorded during the second quarter of 2004.

    The Company maintains a credit facility with HSBC Bank USA ("HSBC Credit Facility") to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of September 30, 2004, $0.1 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.


    On July 12, 2004, the Company announced a $100 million common stock repurchase program. Pursuant to the authorization, the Company may at its option, purchase shares of its common stock from time to time in the open market or through privately negotiated transactions through the earlier of January 2006 or such time as $100 million of the Company's shares have been repurchased under the program. The Company's largest stockholder and Vice Chairman, Isaac Perlmutter, and its Marvel Studios' Chief Executive Officer, Avi Arad, have each agreed not to sell any shares while the repurchase program is in place. During the third quarter of 2004, the Company repurchased 3.2 million shares of its common stock at an aggregate purchase price of $43.6 million.

    The Company believes that cash on hand, cash flow from operations, and other sources of liquidity will be sufficient for the Company to conduct its business and continue to pursue its stock buy-back program.


                                       19
================================================================================

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

ITEM 4. CONTROLS AND PROCEDURES

    The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective. The Company has not identified any changes in its internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.


                                       20
================================================================================

                           PART II. OTHER INFORMATION.
                           ---------------------------




                                       21
================================================================================

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

    Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series (the "Tribune License"). Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit, which alleged breach of the 1993 X-Men movie license, unfair competition, copyright infringement and tortious interference with contract, all arising from the Tribune License, was settled between the Company and Fox in February 2003. According to the action filed by Tribune on October 30, 2003, Tribune settled with Fox on October 3, 2003. Tribune's October 30, 2003 complaint against the Company alleges that the Company misrepresented the rights it was granting to Tribune in the Tribune License, and that the Company breached its warranty in the Tribune License that the Mutant X property did not conflict with the rights of any third party. On December 11, 2003, the Company filed its answer, denying all material allegations of Tribune's complaint and asserting counterclaims. The action is in the discovery phase and no trial date has been set.


                                       22
================================================================================

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers


                                                                                   Approximate dollar
                                                               Total number of       value of shares
                                                              shares purchased       that may yet be
                     Total number                                as part of          purchased under
                       of shares         Average price       publicly announced       the plans or
      Period         purchased(a)       paid per share        plans or programs (b)    programs
------------------------------------------------------------------------------------------------------

2004
July                     26,880             $ 16.03                        -0-
August                3,232,930               13.56                 3,215,200
September                    -0-              --                           -0-
                    ----------------    ----------------     --------------------

Total                 3,259,810             $ 13.58                 3,215,200      $ 56.4 million(c)
                    ================    ================     ====================

(a) This column's figures include 44,610 shares purchased by the Fleer/Skybox Plan. The Fleer/Skybox Plan's purchases were made pursuant to irrevocable investment instructions given to the trustee of the Fleer/Skybox Plan on May 25, 2004 pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. Those instructions required the trustee to buy and sell Company stock pursuant to a formula through August 5, 2004.

(b) This column represents the number of shares repurchased through the share repurchase program authorized on July 9, 2004 and announced on July 12, 2004, under which the Company is authorized to repurchase up to $100 million of its common stock through January 8, 2006.

(c) As of September 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits.

    10.1 Amendment, dated as of May 1, 2004, to Employment Agreement with Isaac Perlmutter.

    10.2 Amendment, dated October 15, 2004, to Employment Agreement with Isaac Perlmutter.

    10.3 Share Disposition Agreement, dated as of July 9, 2004, between the Company and Isaac Perlmutter.

    10.4 Share Disposition Agreement, dated as of July 9, 2004, between the Company and Avi Arad.

    31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

    31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

    32 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

b) Reports on Form 8-K

    The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2004:

    1.    Current Report on Form 8-K filed July 12, 2004,  reporting Items 5 and
          7.

    2.    Current Report on Form 8-K filed August 3, 2004, reporting Items 7 and
          12.


                                       23
================================================================================

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MARVEL ENTERPRISES, INC.
                                          (Registrant)

        Dated: October 29, 2004           By: /s/ Allen S. Lipson
                                             ----------------------------
                                          Allen S. Lipson
                                          President and Chief Executive Officer


        Dated: October 29, 2004           By: /s/ Kenneth P. West
                                             ----------------------------
                                          Kenneth P. West
                                          Chief Financial Officer


                                       24
================================================================================