Form 10-K
period 2004-12-31
MARVEL ENTERPRISES INC
filed 2005-03-09
CIK 933730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2004

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
          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
           Title of each class                     on which registered
           -------------------                     -------------------
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

         The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was $1,646,905,269 based on a price of $19.52 per share, the closing sales price for the Registrant's common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of March 3, 2005, there were 105,358,225 outstanding shares of the Registrant's common stock.

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

         Financial difficulties of licensees. We have granted to a single licensee an exclusive license for the manufacture and sale of action figures and accessories and other lines of toys featuring all of our characters other than those based on movies and TV shows featuring Spider-Man and produced by Sony Pictures. Our revenues from sales of toys could be adversely affected if that licensee, or any of our other significant licensees, experience financial difficulties or bankruptcy.

         Changing consumer preferences. Our new and existing products (and those of our licensees) are subject to changing consumer preferences. In particular, products based on feature films are, in general, successfully marketed for only a limited period of time following the film's release. Existing product lines might not retain their current popularity or new products developed by us or our licensees might not meet with the same success as current products. Our licensees and we might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy (and many of our licensees') is to make products based on the anticipated success of feature film releases and TV broadcasts. If these releases and broadcasts are not successful, these products may not be sold profitably or even at all.

         Movie- and television-production delays and cancellations. We do not control the decision to proceed with the production of films and television programs based on characters that we license to movie studios or the timing of releases of those films and programs. Delays or cancellations of proposed films and television programs could have an adverse effect on our business. Dates expressed in this Annual Report on Form 10-K for the anticipated release of films and launch dates for television programs are anticipated dates only and those events could be delayed or, in some instances, even cancelled.

         Toy-production delays or shortfalls, continued concentration of toy retailers and toy inventory risk. The retail toy business is highly concentrated. The three largest customers for the toy products which we manufacture for our resale accounted, in the aggregate, for approximately 56% of our total toy sales in 2004. An adverse change in, or termination of, the relationship between us or our major toy-producing licensee and one or more of our major customers could have a material adverse effect on us. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could decrease our earnings. Our production of excess products to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us on even our most popular items. If we fail to anticipate a high demand for our products, however, we face the risk that we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, and may consequently lose sales opportunities.

         Currency fluctuations and/or the imposition of quotas or tariffs on products manufactured in China. A large number of our licensees' products (whose sales may entitle us to royalty payments), and the toys which are manufactured for our resale, are manufactured in China, which subjects us to risks of currency fluctuations, transportation delays and interruptions, and political and economic disruptions. Appreciation of the Chinese Yuan against the U.S. Dollar could reduce the profitability of toys that we manufacture in China, and reduce the demand for Marvel licenses by licensees who manufacture in China. Our ability, and that of our licensees, to obtain products from Chinese manufacturers is dependent upon the United States' trade relationship with China. The imposition of trade sanctions on China could result in significant supply disruptions or higher merchandise costs to us. Our licensees and we might not be able to find alternate sources of manufacturing outside China on acceptable terms even if we want or need to. Our inability or our licensees' inability to find those alternate sources could have a material adverse effect on us.

         The forward-looking statements in this report speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                             TABLE OF CONTENTS
                                                                                                               PAGE

PART I   ........................................................................................................1

         Item 1.  BUSINESS.......................................................................................1

         Item 2.  PROPERTIES.....................................................................................7

         Item 3.  LEGAL PROCEEDINGS..............................................................................7

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................8

PART II  ........................................................................................................8

         Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                  PURCHASES OF EQUITY SECURITIES.................................................................8

         Item 6.  SELECTED FINANCIAL DATA.......................................................................10

         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........11

         Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................27

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................28

         Item 9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL
                  DISCLOSURE....................................................................................28

         Item  9A.  CONTROLS AND PROCEDURES.....................................................................28

         Item  9B.  OTHER INFORMATION...........................................................................28

PART III .......................................................................................................29

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................29

         Item 11. EXECUTIVE COMPENSATION........................................................................29

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS.......................................................................................29

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................29

         Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................29

PART IV ........................................................................................................29

         Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................................................29

SIGNATURES......................................................................................................33

CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE................................F-1


                                     PART I

ITEM 1.  BUSINESS

         Unless the context otherwise requires, the term "the Company" and the term "Marvel" each refer to Marvel Enterprises, Inc., a Delaware corporation, and its subsidiaries. Certain of the characters and properties referred to in this Report are subject to copyright and/or trademark protection.

General

         The Company is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters. The Company operates in the licensing, publishing and toy businesses in both domestic and international markets. The Company's library of characters includes, but is not limited to, Spider-Man, X-Men, The Incredible Hulk, Blade, Man-Thing, Daredevil, Elektra, The Punisher, Captain America, The Fantastic Four (including Mr. Fantastic, Human Torch, Invisible Woman and The Thing), Namor, Nick Fury, Luke Cage, Black Widow, Black Panther, Deathlok, Thor, The Avengers, Silver Surfer, Ant-Man, Iron Man, Shang-Chi, Power Pack, Dr. Strange and Ghost Rider, and is one of the oldest and most recognizable collections of characters in the entertainment industry.

         The Company's business is divided into three integrated and complementary operating segments: its Licensing segment, Publishing segment and Toy segment. The Company has reevaluated and revised certain revenue and expense classifications within its internal reporting of segment performance, the same reporting that is used by executive management to monitor and make decisions on operating matters. As a result, during the fourth quarter of 2004, the Company began classifying revenue from its master toy licensee, Toy Biz Worldwide Ltd. ("TBW"), and related expenses, within its Toy segment. Previously, such revenue and expenses were classified within the Company's Licensing segment. Revenues from TBW reflect a broader set of efforts on the part of the Company than do revenues from the Company's other licensees. All TBW toys produced under license from the Company are created, designed, marketed and sold for TBW by the Company's Toy segment, under an agency agreement between TBW and the Company. This is unlike other license arrangements where the Company performs no similar design, marketing or sales services. Because the services provided to TBW by the Company's Toy segment involve efforts that are similar in nature to the efforts associated with the Company's own toys, the Company believes this change will better aggregate the results derived from Marvel-branded toys developed by Marvel and more clearly reflect operating results used by management to measure the performance of the Toy operations. The Company also believes that the classification of earnings from TBW will better portray trends in Marvel toy brands designed and marketed by the Company. As a result of this change, prior-period segment information has been reclassified to conform with the current year presentation.

         The Company and Sony Pictures Entertainment Inc. ("Sony Pictures") have entered into a joint venture, called Spider-Man Merchandising LP, for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. Effective April 2004, the operations of the joint venture have been consolidated in the Company's accompanying consolidated financial statements. Prior to 2004, the Company filed financial statements of the joint venture as an amendment to the Company's Annual Report on Form 10-K.

Licensing

         The Licensing segment licenses the Company's characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties. As of December 31, 2004, the Company had over 550 active license contracts in domestic and international markets. The Licensing segment also receives fees from the execution of licensing agreements to a variety of media, including feature films, television programs, video games, animation and destination-based entertainment (including theme parks), and from the sale of licenses for promotional use.

     Feature Films

         The Company has licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, the Company currently has licenses with Sony Pictures to produce motion pictures featuring Spider-Man, Ghost Rider and Luke Cage and with Twentieth Century Fox to produce motion pictures featuring X-Men, The Fantastic Four and Silver Surfer. Marvel also has outstanding licenses with studios for a number of its other characters, including Iron Man, The Punisher and Black Widow. Under these licenses, the Company generally retains control over merchandising rights and receives at least 50% of merchandising-based royalty revenue.

     Television Programs

         The Company also licenses Marvel characters for use in television programs, which fuel additional brand awareness for the Company's characters. These television programs have included X-Men: Evolution, a half-hour animated show that was produced by the Company and is distributed by Warner Brothers and appeared on the WB Kids! network and the Cartoon Network and on foreign television stations, and Mutant X, a live action show, which airs on syndicated television. The most recent Marvel program to be broadcast is a half-hour animated show, produced by Sony Pictures, featuring Spider-Man. This show aired in the summer of 2003 on MTV in the United States, and is being marketed for international distribution. Several live-action and animated television shows based on other Marvel Characters are currently in development.

     Made-for-DVD Animated Feature Films

         The Company licenses Marvel characters to an entity controlled by Lions Gate Films to produce (under the Company's direction) up to ten feature-length animated films for distribution by Lions Gate directly to the home video market. The first feature, Ultimate Avengers, is scheduled for release in January 2006.

     Destination-Based Entertainment

         The Company licenses Marvel characters for use at theme parks, shopping malls and special events. For example, Marvel has licensed the Company's characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, for character appearances and short live-action shows at Universal Studios Hollywood and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. In addition, The Canadian Niagara Group operates a "retail-tainment" destination at Niagara Falls that incorporates Marvel-based characters into rides, games and retail space.

     Toy Merchandise

         As described above under "General," during the fourth quarter of 2004, the Company began classifying earnings from TBW, and related expenses, within its Toy segment. Previously, such revenues and expenses were included within the Company's Licensing segment.

     Consumer Products

         Marvel licenses its characters for use in a wide variety of consumer products, including apparel, interactive games, electronics, stationery, gifts and novelties, footwear and collectibles.

     Promotions

         Marvel also licenses its characters for use by companies for short-term tie-in promotions that are executed in forms such as advertisements, premium programs, sweepstakes and contests to consumers and/or the companies' trade markets. In the 2005 television broadcast of the Super Bowl, for instance, Marvel characters were featured in a Visa card commercial that was produced under license from the Company.

     Publications

         Marvel's Licensing segment licenses Marvel's characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks.

Publishing

         Marvel's Publishing segment has been publishing comic books since 1939. Marvel's titles feature, among other characters, classic Marvel Super Heroes, newly developed Marvel characters, and characters created by other entities and licensed to Marvel. Marvel's characters have been developed through a long history of comic book plots and storylines that give each of them their own personality, context and depth.

         The Publishing segment's approach to the Marvel characters is to present a contemporary drama suggestive of real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract new and retain old readers in each succeeding generation. The Company's characters exist in the "Marvel Universe," a fictitious universe that provides a unifying historical and contextual background for the characters and storylines. The "Marvel Universe" concept permits Marvel to use the popularity of its characters to introduce a new character in an existing Marvel Super Heroes comic book or to develop more fully an existing but lesser known character. In this manner, formerly lesser-known characters such as Black Panther and Wolverine have been developed and are now popular characters in their own right and are featured in their own comic books. The "Marvel Universe" concept also allows Marvel to use its more popular characters to make "guest appearances" in the comic books of lesser-known or newer characters to attempt to increase the circulation of a particular issue or issues.

     Customers, Marketing and Distribution

         The Publishing segment's primary target market for its comic books has been male teenagers and young adults in the 13 to 23 year old age group. Established readership of Marvel's comic books also extends to readers in their mid-thirties. Management believes there are two primary purchasers of Marvel's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other is the reader-saver who purchases comic books, typically from a comic book specialty store, and maintains them as part of a collection.

         Marvel's comic book publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the "direct market"), (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the "mass market") and (iii) on a subscription sales basis.

         For the years ended December 31, 2002, 2003 and 2004, approximately 76%, 71% and 70%, respectively, of the Publishing segment's net revenues were derived from sales to the direct market. Marvel distributes its publications to the direct market through an unaffiliated entity (Diamond Comic Distributors, Inc.). Marvel prints periodicals to order for the direct market, thus eliminating the cost of printing and marketing excess inventory.

         For the years ended December 31, 2002, 2003 and 2004, approximately 14%, 12% and 13%, respectively, of the Publishing segment's net revenues were derived from sales to the mass market. The Publishing segment's sales to the mass market also include trade paperbacks-compilations of previously printed material collected to tell a "complete" story.

         In addition to revenues from the sale of comic books to the direct market and the mass market, the Publishing segment derives revenues from sales of advertising, subscriptions and other publishing activities, such as custom comics. For the years ended December 31, 2002, 2003 and 2004, approximately 10%, 17% and 17%, respectively, of the Publishing segment's net revenues were derived from those sources. Advertising income increased roughly 50% from 2002 to 2003, and was a major driver in this subset. In most of Marvel's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The Publishing segment permits advertisers to advertise in a broad range of Marvel's comic book publications or to advertise in specific groups of titles whose readership's age is suited to the advertiser.

Toys

         Marvel's Toy segment creates, designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures and upon characters that the Company has licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action ("TNA") wrestling and the movie and television shows, still in production, based on the character Curious George.

         As described above under "General," during the fourth quarter of 2004, the Company began classifying earnings from TBW, and related expenses, within its Toy segment. Previously, such revenues and expenses were included within the Company's Licensing segment.

         In July 2001, the Company entered into a 5 1/2 year exclusive licensing agreement with TBW, an unrelated Hong Kong based company, for the sale and manufacture of toy action figures and accessories, and certain other toys, that feature Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW is licensed by the Company to use the Toy Biz name -- a name also used by the Company -- for marketing purposes, but the Company has no ownership interest in TBW or in any of its affiliates, and the Company has no financial obligations or guarantees related to TBW or any of its affiliates. The agreement represented a strategic decision by the Company to eliminate much of the risk and investment previously associated with the direct manufacture and sale of these lines of toys while enabling the Company to participate in their success through ongoing licensing fees. Under an agency agreement whose term is the same as the license agreement, Marvel's Toy segment creates, designs and markets products. In addition, the Toy Segment performs sales and billing, and all inventory management and customer relations for TBW with respect to Marvel-licensed toys. Marvel receives fees for all of these services based on the wholesale value of toys sold.

         During 2002 and 2004, the only line of products to account for more than 10% of the Company's consolidated net revenue was the line of toys based upon Spider-Man: The Movie and upon the movie Spider-Man 2. In 2003, the only product line accounting for over 10% of the Company's consolidated net revenue was toys based on the movie trilogy The Lord of The Rings.

     Design and Development

         The Toy segment maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twelve months, depending on product complexity.

         The Toy segment relies on TBW and/or its affiliate to manufacture directly, and to oversee the manufacture, in China, of most of its products. The Company uses Acts Testing Labs (H.K.) Ltd., a leading independent quality-inspection firm, to monitor quality control of the Toy segment's products.

     Customers, Marketing and Distribution

         The Toy segment markets and distributes its products in the United States and internationally, with sales to customers in the United States accounting for approximately 77%, 76% and 65% of the Company's net toy sales in 2002, 2003 and 2004, respectively. The Toy segment's products are aimed primarily at boys aged 4-12 and collectors.

         Outlets for the Company's toys in the United States include specialty toy retailers, mass merchandisers, mail-order companies and variety stores, as well as independent distributors who purchase products directly from the Company and ship them to retail outlets. The Company's customer base for toys is becoming increasingly concentrated. The Toy segment's three largest customers, currently Wal-Mart Stores, Inc., Toys 'R' Us, Inc. and Target Stores, Inc. (a division of Target Corp.), accounted in the aggregate for approximately 56% of the Company's total toy sales in 2004. Kay-Bee Toy Stores, previously a major customer, filed for bankruptcy protection in January 2004. The amount owed by Kay-Bee to the Company, pre-filing, was not significant and shipments of product (collateralized by letters of credit in advance) continue to Kay-Bee.

         The Toy segment produces its products for foreign customers and for most of its domestic customers to order, and sells them "FOB" East Asia. When the Toy segment sells products FOB East Asia, title to the products, along with risk of loss, passes to the customer in Asia, where the Toy segment's products are manufactured. Furthermore, the Toy segment does not sell on either a guaranteed-sale (returnable) basis or a consignment basis. As a result of its sales terms and of the license to TBW, the Toy segment has significantly reduced both the likelihood that the Company will find itself with excess toy inventory and the exposure of the Company to pressure from retailers for concessions in the event that retailers have excess Marvel toy inventory. As a result of its production practices and sales terms, the Toy segment had inventory of only $1.3 million at December 31, 2004. A disadvantage of these practices, however, is that the Toy segment increases its risk of having fewer products available, in the event of unforeseen demand, than might otherwise have been sold.

Intellectual Property

         The Company believes that its most valuable assets are its library of proprietary characters, the stories it has published for decades, the associated copyrights, trademarks and goodwill and the Company's "Marvel" and "Marvel Comics" trade names. The Company believes that its library of characters and stories could not easily be replicated. The Company currently conducts an active program of maintaining and protecting its intellectual property rights in the United States and in approximately 55 other countries. The Company's principal trademarks have been registered in the United States and in certain of the countries in Western Europe, Latin America, Asia (including many Pacific Rim countries), the Middle East and Africa. While the Company has registered numerous trademarks in these countries, and expects that its rights will be protected there, certain countries either do not have laws that protect United States holders of intellectual property equivalent to laws in the United States, or Marvel's rights can be difficult to enforce, and there can be no assurance that the Company's rights will not be violated or its characters "pirated" in certain countries.

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

         The Company currently engages Tangible Media, Inc. ("Tangible") to purchase most of its advertising. The Company does not have a long-term contract with Tangible but makes all purchases of advertising from Tangible on a purchase order basis. These purchase orders are cancelable by the Company on 30 days' notice to Tangible. Tangible is an affiliate of Isaac Perlmutter. Mr. Perlmutter is Chief Executive Officer of the Company, Vice Chairman of the Company's Board of Directors and the Company's largest stockholder. The Company believes that the services provided by Tangible are provided on terms and for fees that are at least as favorable as could be obtained by the Company in transactions with unrelated media buying agencies. The Company also retains the services of an unrelated advertising agency.

Competition

         The industries in which the Company competes are highly competitive.

         The Licensing segment competes with a diverse range of entities that own intellectual property rights in characters. These include DC Comics (which is owned by Time Warner, Inc.), The Walt Disney Company, NBC Universal, Inc. (which is 80%-owned by the General Electric Company) and other entertainment-related entities. Many of these competitors have greater financial and other resources than the Company.

         The Publishing segment competes with over 500 publishers in the United States. Some of the Publishing segment's competitors, such as DC Comics, are part of integrated entertainment companies and may have greater financial and other resources than the Company. The Publishing segment also faces competition from other entertainment media, such as movies and video games, but management believes that the Publishing segment benefits from the low price of comic books in relation to those other products.

         The Toy segment competes, on its own behalf and in its capacity as agent for TBW, with many larger toy companies in the design and development of new toys, in the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Inc., Mattel Inc., and Jakks Pacific, Inc. Many of these competitors have greater financial and other resources than the Company. The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games.

Employees

         As of December 31, 2004, the Company employed 230 persons. All employees of the Company are compensated, in part, by equity or phantom equity awards, which align their interests with those of the stockholders. The Company also contracts for creative work on an as-needed basis with over 400 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

Financial Information about Geographic Areas

         The following table sets forth revenues from external customers attributed to geographic areas:

                                      Revenue by Geographic Area*

--------------------------------------------------------------------------------------------------------
                                            (in thousands)
                             2002                          2003                         2004
                 -----------------------------  ---------------------------  ---------------------------

                     U.S.           Foreign         U.S.         Foreign         U.S.           Foreign
                 ---------------------------------------------------------------------------------------

Licensing.......   $  47,565      $   10,189      $ 106,264     $  18,185     $ 173,806       $  40,928
Publishing......      53,678          10,823         61,363        11,892        72,779          13,164
Toys............     132,434          44,357        118,687        31,235       140,092          72,699
                 -------------- --------------  ------------- -------------  ------------- -------------
Total...........   $ 233,677      $   65,369      $ 286,314     $  61,312     $ 386,677       $ 126,791
                 ============== ==============  ============= =============  ============= =============

* $13,560, $54,080, and $11,446 of the domestic toy revenue and $8,248, $10,675 and $3,741 of the foreign toy revenues for 2002, 2003 and 2004, respectively, are attributable to royalties and service fees from toy sales generated by TBW, which is based in Hong Kong.


Government Regulations

         The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the "CPSC") to
protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be hazardous. Similar laws exist in some states and cities in the United States, Canada and Europe. The Company maintains a quality control program (including the inspection of goods at factories and the retention of an independent quality-inspection firm) designed to ensure compliance with applicable laws.

Available Information

         Marvel's Internet address is www.marvel.com. Marvel's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, free of charge, on Marvel's Internet website, and are posted there as soon as reasonably practicable after Marvel electronically files them with the Securities and Exchange Commission. Marvel also makes available on this website its Code of Business Conduct and Ethics, its Code of Ethics for the Chief Executive Officer and Senior Financial Officers, its Corporate

Governance Guidelines and the charters of the following committees of Marvel's Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Marvel is providing its Internet address solely for the information of investors. Marvel does not intend the address to be an active link or to otherwise incorporate the contents of the website into this report. Printed copies of the information referred to in this paragraph are also available on written request sent to: Corporate Secretary, Marvel Enterprises, Inc., 10 E. 40th Street, New York, New York 10016.

Certification with the New York Stock Exchange

         On June 3, 2004, Marvel's Chief Executive Officer filed, with the New York Stock Exchange, the CEO certification regarding Marvel's compliance with the exchange's corporate governance listing standards as required by Listed Company Manual Rule 303A.12.


ITEM 2.  PROPERTIES

         The Company has the following principal properties:

Facility                        Location                             Square Feet          Owned/Leased
--------                        --------                             -----------          ------------
Office (1)                      New York, New York                     64,300             Leased
Office/Showroom (2)(3)          New York, New York                     14,100             Leased
Office (3)                      London, England                         1,300             Leased
Warehouse (2)                   Fife, Washington                         (4)              Leased
Rental (2)(5)                   San Luis, Mexico                       190,000            Owned
Office (3)                      Santa Monica, California                4,900             Leased
Office (3)                      Tokyo, Japan                            3,900             Leased

(1) Used by all segments of the Company. This office is scheduled to be replaced by another leased office of 65,300 square feet in 2005.
(2)  Used by the Company's Toy segment.
(3)  Used by the Company's Licensing segment.
(4) The lease payments associated with the warehouse in Fife, Washington, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.
(5) Effective April 1, 2003, the property in San Luis, Mexico was leased by the Company to an unaffiliated party.

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

         Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, in New York State Supreme Court, County of New York, Mr. Hibbs commenced a putative class action alleging that the Company breached its own Terms of Sale Agreement to comic book retailers and resellers, breached its obligation of good faith and fair dealing, fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched itself. Mr. Hibbs sought certification of the putative class and his designation as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties have reached a proposed settlement in which the retailers and resellers would receive a credit to their account with the Company's exclusive distributor, depending on their prior purchases of certain comic book issues. The parties tendered that settlement to the Court for approval, but it was rejected on technical grounds. The parties have appealed the rejection of the settlement. It is not known when the Appellate Division will act on this matter or how long it will take for final approval of the settlement. In the event the matter does not settle, the Company intends to defend vigorously against the claims made in this action on their merits.

         Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced an action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 lifetime employment agreement. Mr. Lee claims the right to a 10% profit participation in connection with all film and television productions that utilize Marvel characters. Marvel has answered the complaint and denied all of its material allegations. After both Mr. Lee and Marvel made partial summary judgment motions, the Court held that Mr. Lee is entitled to a 10% profit participation from Marvel's exploitation of theatrical and television productions, as well as merchandise that was both based on motion pictures containing Marvel characters and that was manufactured and sold directly by Marvel. The Court held that Mr. Lee was not entitled to any participation in merchandise licensed to third parties. Discovery on the issues of what profit Marvel made is continuing. Because the Company has historically received only a small portion of its revenues from the exploitation of theatrical and television productions, as opposed to merchandise licensing (based on its characters as they appear in its publications and more recently in theatrical and television productions), the Company does not expect this litigation to have a material effect on its future business or financial condition. No trial date has been set.

         Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series. Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit was settled between the Company and Fox in February 2003. According to Tribune's complaint, Tribune settled with Fox on October 3, 2003. On December 11, 2003, the Company filed its answer, denying all material allegations of Tribune's complaint and asserting counterclaims. The action is in the discovery phase and no trial date has been set.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2004, no matters were submitted to a vote of security holders of the Company.

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

Fiscal Year                      High                            Low
-----------                      ----                            ---

2003
First Quarter                     $9.21                           $6.11
Second Quarter                   $16.33                           $9.03
Third Quarter                    $15.83                          $11.17
Fourth Quarter                   $21.09                          $15.37

2004
First Quarter                    $23.56                          $18.57
Second Quarter                   $21.55                          $18.67
Third Quarter                    $19.09                          $12.45
Fourth Quarter                   $20.48                          $13.51

         The above stock prices have been adjusted for the 3-for-2 common stock split that was effected by the Company in March 2004.

         As of March 4, 2005, the number of holders of record of the Company's common stock was 2,521.

         The Company has not declared any dividends on the common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                                                Total number of     Approximate dollar
                                                               shares purchased       value of shares
                    Total number                                  as part of          that may yet be
                    of shares             Average price       publicly announced      purchased under
      Period        purchased(a)         paid per share      plans or programs(b)     the plans or programs
------------------- ----------------    ----------------     --------------------   --------------------

2004
July                     26,880              $16.03                         -
August                3,232,930               13.56                 3,215,200
September                     -                -                            -
October               1,035,000               13.96                 1,035,000
November                      -                -                            -
December                      -                -                            -

                    ----------------                         --------------------
 Total                 4,294,810                                     4,250,200         $42.0 million(c)
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

(b) This column represents the number of shares repurchased through the share repurchase program announced on July 12, 2004, under which the Company is authorized to repurchase up to $100 million of its common stock through January 11, 2006.

(c)       As of December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended December 31, 2004. The Company has not declared dividends on its common stock during any of the periods presented below.

                                                                   Year Ended December 31,
                                         -----------------------------------------------------------------------------

                                             2000            2001            2002            2003            2004
                                             ----            ----            ----            ----            ----
                                                           (in thousands, except per share amounts)
Statements of Operations Data:
Net sales.............................     $ 231,651     $ 181,224        $ 299,046      $ 347,626       $ 513,468
Operating (loss) income..............        (59,253)        1,293           80,524        167,222         224,413
(Loss) income before income tax
  expense, minority interest,
  extraordinary gain and cumulative
  effect of change in accounting
  principle                                  (86,931)      (26,826)          38,676        150,372         206,872
(Loss) income from continuing
operations............................       (89,858)      (27,473)          26,774        151,648         124,877
(Loss) income from continuing
  operations per common share........          (2.09)        (0.85)           (0.72)          1.50            1.17
Extraordinary item...................             --        32,738               --             --              --
Cumulative effect of change in
  accounting principle (1)...........             --            --           (4,164)            --              --
Net (loss) income (2)................        (89,858)        5,265           22,610        151,648         124,877
Diluted net (loss) income
  per common share (2)...............          (2.09)        (0.21)           (0.79)          1.34            1.10
Preferred dividends..................         15,395        16,034           68,132          1,163              --
Goodwill amortization (1)............         23,769        23,465               --             --              --
Pro forma net (loss) income from
  Continuing operations (1)..........        (66,089)       (4,008)          26,774        151,648         124,877
Pro forma (loss) income from
  continuing operations per share
(1)(2)...............................          (1.61)        (0.39)           (0.72)          1.50            1.17
Pro forma net (loss) income (1)......        (66,089)       28,730           22,610        151,648         124,877
Pro forma diluted net (loss) income
per common share (1)(2)..  .........           (1.61)         0.25            (0.79)          1.34            1.10


                                                                  December 31,
                                        ------------ --------------- ---------------- ---------------- ---------------
                                               2000            2001             2002         2003            2004
                                               ----            ----             ----         ----            ----
Balance Sheet Data:
Working Capital.................           $ 43,067        $ 29,990         $ 32,604      $214,198        $142,231
Total assets....................            553,957         517,570          517,519       741,857         714,814
Borrowings......................                 --          37,000               --            --              --
Other non-current debt..........            250,000         150,962          150,962       150,962              --
Redeemable preferred stock......            202,185         207,975           32,780            --              --
Stockholder's equity............             31,396          41,958          242,869       469,450         546,500

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

         Set forth below is a discussion of the financial condition and results of operations of the Company for the three fiscal years ended December 31, 2004.

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

         A key driver of operating results is the successful release of major entertainment programming, such as movies, published materials and television shows, based on the Company's characters, which fuels demands for all products based on the featured characters. In 2004, the Company had one major theatrical release that fueled growth in its businesses: Spider-Man 2. This release resulted in increased awareness of this character family, which subsequently drove sales of Marvel-branded licensed products, published materials and toys based on this character. The Company's results are partially dependent on the successful release of theatrical films and acceptance of products developed for the characters appearing in the films. Marvel is also involved in the creative direction of all entertainment projects based on its characters.

         The Company and Sony Pictures have entered into a joint venture, called Spider-Man Merchandising LP (the "Joint Venture") for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. In May 2004, Sony Pictures and Marvel settled various disputed matters and, among other matters, altered the distribution of net receipts of the Joint Venture effective April 1, 2004. As a result of this settlement, effective April 1, 2004, the operations of the Joint Venture have been consolidated in the Company's consolidated financial statements.

         The Company has reevaluated and revised certain revenue and expense classifications within its internal reporting of segment performance, the same reporting that is used by executive management to monitor and make decisions on operating matters. As a result, during the fourth quarter of 2004, the Company began classifying revenue from its master toy licensee, Toy Biz Worldwide Ltd. ("TBW"), and related expenses, within its Toy segment. Previously, such revenue and expenses were classified within the Company's Licensing segment. Revenues from TBW reflect a broader set of efforts on the part of the Company than do revenues from the Company's other licensees. All TBW toys produced under license from the Company are created, designed, marketed and sold for TBW by the Company's Toy segment, under an agency agreement between TBW and the Company. This is unlike other license arrangements where the Company performs no similar design, marketing or sales services. Because the services provided to TBW by the Company's Toy segment involve efforts that are similar in nature to the efforts associated with the Company's own toys, the Company believes this change will better aggregate the results derived from Marvel-branded toys developed by Marvel and more clearly reflect operating results used by management to measure the performance of the Toy operations. The Company also believes that the classification of earnings from TBW will better portray trends in Marvel toy brands designed and marketed by the Company. As a result of this change, segment information for the years ended December 31, 2003 and 2002 has been reclassified as follows:

                                 Year Ended December 31, 2003                  Year Ended December 31, 2002
                           -------------- -------------- ------------    ------------- --------------- -----------
                            Previously       Reclass         As           Previously      Reclass          As
                             Reported      Adjustment     Adjusted         Reported      Adjustment     Adjusted
                           -------------- -------------- ------------    ------------- --------------- -----------
                                                               (in millions)
Net Sales
   Licensing..........       $189.2          $ (64.8)      $124.4           $79.6         $ (21.8)       $57.8
   Toys...............         85.2             64.8        150.0           155.0            21.8        176.8
Gross Profit
   Licensing..........        189.2            (64.8)       124.4            75.1           (21.8)        53.3
   Toys...............         40.0             64.8        104.8            48.8            21.8         70.6
Selling,    General   and
  Administrative
   Licensing..........         61.1             (8.6)        52.5            19.5             -           19.5
   Toys...............         14.8              8.6         23.4            34.3             -           34.3
Operating Income
   Licensing..........        139.4            (56.2)        83.2            69.4           (21.8)        47.6
   Toys...............         21.7             56.2         77.9             8.8            21.8         30.6


Licensing

         Marvel's Licensing segment is responsible for the merchandising, licensing and promotions for Marvel's characters worldwide. The Licensing segment expanded its overseas businesses in 2004 through newly established offices located in London and Tokyo. The Licensing segment is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The Licensing segment is also focusing on entering into licenses in new product categories, such as the wireless category, which was first licensed in late-2004. The Company typically enters into multi-year merchandise license agreements that specify guaranteed minimum royalty payments and include a significant down-payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, which is normally upon the effective date of the agreement. The remaining balance of the guaranteed payments, reflected as accounts receivable, is due in accordance with the periodic schedule as specified in each agreement. If sales of the licensee's merchandise are high enough to entitle the Company to royalties in excess of the amount of the minimum royalty guarantee (which excess amounts are defined as "overages"), the Company receives the remaining balance of the guaranteed payment sooner than provided for in the agreement's payment schedule. Overages are not recognized as revenue, in most cases, until the minimum guaranteed payments are fully collected. Licensing fees collected in advance of the period in which revenue would be recognized are recorded as deferred revenue.

Publishing

         Marvel's Publishing segment is in the process of expanding its advertising and promotions business with an increased emphasis on custom comics and in-school marketing. The publishing business will also continue its long-term focus on expanding distribution to new channels, like the mass market, and expanding its product line to target new demographics, although the Company does not expect these initiatives to have a significant impact on 2005 revenue. Growth in 2005 is expected to come largely from expansion of the core product lines of comics and trade paperbacks, and increased advertising and custom publishing sales due to the anticipated effects of future media events.

Toys

         The 2005 business outlook for toys is closely tied to the scheduled release in July of the movie Fantastic Four. This film is one of the Toy Industry's most highly anticipated events of 2005, and retailers have developed strategies to fully embrace the Fantastic Four property. However, no one can guarantee the box office success of a movie release. In addition, the company should benefit from continuing sales of other brands in the Marvel Universe of characters.

         The only toys produced by or for the account of the Company during 2002, 2003 and 2004 were (i) toys based on Spider-Man movies and television shows produced by Sony Pictures, and (ii) toys based on the Lord of the Rings movie trilogy.

         The Company has licensed the right to make all other toys based on Marvel characters to licensees. TBW is the master toy license for action figures and accessories. Marvel does the product development, marketing and sales for TBW, and the Company records income from TBW, and related expenses, in the Toy segment. All royalties received by the Company from the sales of other licensed toys are recorded as royalties in the Company's Licensing segment, as the Company does no product development, marketing, sales or other services for these licensees.

     Net Sales

         The Company's net sales are generated from (i) licensing the Marvel characters for use on merchandise, toys, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing the Company's toys, including, during 2002, 2003 and 2004, Spider-Man Movie Toys and toys based on characters from the Lord of the Rings movie trilogy, as well as kites through the Company's Spectra Star product line (which was closed in mid-2003).


Sales Mix by Segments:                  Years Ended December 31,
---------------------------------------------------------------------------
                                      2002           2003       2004
                                      ----           ----       ----
Licensing........................      19.3%         35.8%      41.8%
Publishing.......................      21.6%         21.1%      16.8%
Toys.............................      59.1%         43.1%      41.4%
                                       -----         -----      -----
Net Sales........................     100.0%        100.0%     100.0%
                                      ======        ======     ======

         Licensing net sales increased in absolute dollars and as a percentage of net sales due to the success of consumer products licensing surrounding 2004 movie releases, particularly Spider-Man 2, and continued momentum in domestic and international contract renewals and expanded volume in new categories and new markets. Net sales in the Toy segment increased in absolute dollars and as a percentage of total net sales as sales of toys based on Spider-Man 2 increased due to the movie's release in June 2004. The Company expects that, in 2005, toy revenues will decrease as a percentage of total sales and licensing will become the Company's top revenue-producing segment. This anticipated shift is because the best selling Marvel toys in 2004 were Spider-Man movie toys, which are produced by the Company and for which the entire wholesale sales price is recorded as revenues. The main toy line in 2005 is expected to be Fantastic Four movie toys, which will be produced by TBW under its Marvel license and for which only the royalty and service fee percentages of the wholesale sales price will be recorded as revenue. Publishing net sales continue to increase in absolute dollars, but are remaining essentially flat as a percentage of total sales. This is due to slower sales growth in this segment compared to the growth in the Licensing segment.

         During 2001, the Company entered into a 5 1/2-year exclusive licensing agreement with TBW, an unrelated Hong Kong company, for the sale and manufacture of toy action figures and accessories, and certain other toys, that feature Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW is licensed by the Company to use the Toy Biz name -- a name also used by the Company -- for marketing purposes, but the Company has no ownership interest in TBW or in any of its affiliates, and the Company has no financial obligations or guarantees related to TBW or any of its affiliates. The agreement represents a strategic decision by the Company to eliminate much of the risk and investment previously associated with the direct manufacture and sale of these lines of toys while it enabling the Company to participate in their success through ongoing licensing fees. Under an agency agreement whose term is the same as the license agreement, Marvel's Toy segment does product design, marketing and sales for TBW with respect to Marvel-licensed toys, and receives fees for these services based on the wholesale value of toys sold. As explained in "BUSINESS -- General" above, during the fourth quarter of 2004 the Company began classifying earnings from TBW, and related expenses, within its Toy segment. Previously, such revenues and expenses were included within the Company's Licensing segment.

         The Company's Toy segment markets and distributes toys including, during the period covered by this report, Spider-Man movie toys and toys based on the Lord of the Rings movie trilogy. In addition, the Company has recently signed licenses to develop, market and distribute toys based on the upcoming movie and television show featuring Curious George (the movie release and television show initial broadcast are scheduled for February 2006 and Fall 2006, respectively) and Total Nonstop Action ("TNA") Wrestling. Initial shipments of these two toy lines are expected in 2005.

         An affiliate of TBW performs certain administrative oversight duties in connection with the Company's toy manufacturing operations in China, for which the Company pays a commission.

     Operating Expenses: Cost of Sales

         Licensing Segment: During the twelve months ended December 31, 2002, 2003 and 2004, there were generally no material cost of sales associated with the licensing of the Company's characters.

         Publishing Segment: Cost of sales for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs account for the most significant portion of publishing cost of sales. Art and editorial costs consist of compensation to editors, writers and artists. The Company generally hires writers and artists on a freelance basis but has exclusive employment contracts with certain key writers and artists. The Company contracts the printing of its comic books to unaffiliated companies. The Company's cost of printing is subject to fluctuations in paper prices.

         Toy Segment: Cost of sales for the toy business consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of sales is product and package manufacturing. The Company's toy manufacturing takes place in China. A substantial portion of the Company's toy manufacturing contracts are denominated in Hong Kong dollars.

     Operating Expenses: Selling, General and Administrative

         General Corporate Overhead: Selling, general and administrative costs consist primarily of payroll, rent and legal costs associated with active litigation matters.

         Licensing Segment: Selling, general and administrative costs consist primarily of payroll and royalties owed to movie studios for their share of license income. The Company generally pays movie studios up to 50% of merchandising-based royalty revenue from the licensing of both "classic" and "movie" versions of characters featured in the film.

         Publishing Segment: Selling, general and administrative costs consist primarily of payroll, distribution fees and other miscellaneous overhead costs.

         Toy Segment: Selling, general and administrative costs consist primarily of payroll, advertising, development costs, merchandise royalties payable to movie studios on toys based on Marvel characters portrayed in movie releases, and royalties payable on toys based on characters licensed from third parties, such as New Line Cinema (licensor of the Lord of the Rings characters), and on toys developed by outside inventors.

     Operating Expenses: Depreciation and Amortization

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly no longer amortizes goodwill, but is subject to annual impairment tests in accordance with the statement (See Note 3 to the Consolidated Financial Statements). The Company's impairment reviews, performed at December 31, 2002, 2003 and 2004, did not result in an impairment charge.

         Tooling, product design and development and packaging design costs, which are attributable to the toy business, are normally amortized over the life of the respective product. Amortization of such costs amounted to $4.2 million, $2.8 million and $2.6 million during 2002, 2003 and 2004, respectively.

Results of Operations of the Company

         Year ended December 31, 2004 compared with year ended December 31, 2003

Net Sales

                                          Years Ended December 31,
                                        2003        2004        Change
                                     ------------------------------------
                                            (dollars in millions)

Licensing........................        $124.4      $214.7      73%
Publishing.......................          73.3        86.0      17%
Toys.............................         149.9       212.8      42%
                                     -----------  ----------
Total............................        $347.6      $513.5      48%
                                     ===========  ==========

         The Company's net revenue increased $165.9 million or 48% to $513.5 million for the year ended December 31, 2004 from $347.6 million in 2003. This overall growth was driven by a significant increase in the Licensing and Toy segments. Growth in licensing primarily resulted from the consolidation of the Joint Venture sales and strong growth in international licensing. The Toy segment increase resulted from strong sales of toys based on the Spider-Man 2 movie, which was released in June 2004. The improvements across the various operating segments are detailed as follows:

         Licensing revenue increased by $90.3 million or 73% to $214.7 million (from $124.4 million in the 2003 period). Factors contributing to this increase include the consolidation of the Joint Venture, which added $67.5 million in sales in 2004 compared to none in 2003, when Marvel's net share was recorded as equity income. Another major driver was international consumer product licensing (exclusive of the effects of the consolidation of the Joint Venture), which increased $14.5 million or 100% to $28.4 million (from $13.9 million in 2003) due to the success of international licensing offices opened early in 2004.

         Toy segment revenues increased by $62.9 million or 42% to $212.8 million (from $149.9 million in the 2003 period). This increase was primarily due to growing sales of products based upon Spider-Man 2 (released in June 2004) which are produced by the Company (revenues for which are recorded based on the entire wholesale sales price). This increase offset a decline in royalty and service fee income derived from TBW's sales of other action figures and accessories based on Marvel characters. It is anticipated that toy sales will decline in 2005 as the major toy lines will be based on the Fantastic Four movie, which will be produced by TBW (revenue for which is based on royalty and service fee percentages of the wholesale sales price).

         Publishing's revenue increased by $12.7 million or 17% to $86.0 million (from $73.3 million in the 2003 period) due to an increase in sales of comic books, advertising income and custom publishing projects. Revenue from the direct market (specialty comic retail stores) increased $8.1 million to $60.0 million in 2004 (from $51.9 million in 2003) and consists of sales of comic books and trade paperbacks. According to the publication Comics & Games
Retailer, Marvel held an approximate 47% share of the North American comic market sold through specialty comic retail stores in 2004, compared with an approximate 41% share in 2003. Advertising income increased $3.0 million or 47% to $9.4 million in 2004 due to the inclusion of revenues derived from Cover Concepts, an acquisition completed in December 2003.

Gross Profit

                                           Years Ended December 31,
                                     2003                   2004
                                Amount   Margin      Amount      Margin
                                ------   ------      ------      ------
                                        (dollars in millions)

Licensing................       $124.4        100%      $214.7       100%
Publishing...............         39.0         53%        49.0        57%
Toys.....................        104.8         70%        90.2        42%
                            -----------            ------------
Total....................       $268.2         77%      $353.9        69%
                            ===========            ============


         Gross profit increased by $85.7 million to $353.9 million in 2004 as compared to $268.2 million in 2003. The growth in Toy segment revenues (where gross profit as a percentage of sales is the lowest of all the segments), as a percentage of total revenues, decreased the Company's consolidated gross profit as a percentage of sales to 69% in 2004 from 77% in 2003.

Selling, General and Administrative Expenses

                                           Years Ended December 31,
                                     2003                   2004
                                        % of Net               % of Net
                                        --------               --------
                                Amount    Sales      Amount      Sales
                                ------    -----      ------      -----
                                        (dollars in millions)

Licensing................        $52.5         42%       $70.0        33%
Publishing...............         13.6         19%        14.1        16%
Toys.....................         23.4         16%        30.0        14%
Corporate................         19.4         N/A        28.7        N/A
                            -----------            ------------
Total....................       $108.9         31%      $142.8        28%
                            ===========            ============


         Selling, general and administrative (SG&A) expenses increased $33.9 million to $142.8 million in 2004 from $108.9 million in 2003; however, as a percentage of sales, SG&A expenses decreased to 28% in 2004 versus 31% in 2003, as revenue growth of 48% outpaced the 28% increase in SG&A. The lower growth rate in SG&A was partially the result of minimal growth in royalty expense payable to movie studios, as the royalties related to the Joint Venture are reflected as minority interest. Included in Corporate SG&A is a $4.0 million charge related to the early termination of a lease.

Equity in Net Income of Joint Venture

         For the year ended December 31, 2004, the Company recognized $8.1 million in income as compared to $10.9 million in the comparable 2003 period in connection with its share in the Joint Venture. In April 2004, the Company resolved litigation with Sony and mutually agreed to restructure its relationship, which resulted in the consolidation of the operations of the Joint Venture in the Company's Licensing segment, rather than accounting for the Company's share of the Joint Venture's operations under the equity method.

Depreciation and Amortization

         Depreciation and amortization expense decreased $0.5 million to $3.8 million in the 2004 period (from $4.3 million in the 2003 period).

Amortization of Goodwill

         During the first half of 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. Under such rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment, upon adoption and thereafter, annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $23.5 million, is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge in 2002 for the cumulative effect of the accounting change in the amount of $4.2 million, net of $3.0 million tax, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its estimated fair value. At December 31, 2002, the net cumulative effect of this change in accounting principle was $4.2 million. At December 31, 2003 and 2004, there were no indicators of impairment.

Other Income

         Other income increased $7.6 million to $9.0 million in the 2004 period (from $1.4 million in the 2003 period). This increase resulted from insurance collections totaling $5.0 million as well as $2.4 million in gains recorded in the Publishing segment for bankruptcy-related settlements.



Operating Income

                                            Years Ended December 31,
                                      2003                   2004
                                         % of Net               % of Net
                                         --------               --------
                                 Amount    Sales      Amount      Sales
                                 ------    -----      ------      -----
                                         (dollars in millions)

Licensing.................        $83.2         67%      $152.7        71%
Publishing................         25.5         35%        37.3        43%
Toys......................         77.9         52%        58.1        27%
Corporate.................        (19.4)        N/A       (23.7)       N/A
                             -----------            ------------
Total.....................       $167.2         48%      $224.4        44%
                             ===========            ============

         Operating income increased by $57.2 million to $224.4 million in 2004 as compared to $167.2 million in 2003. The Licensing and Publishing segments' operating income and margins increased in 2004 compared to 2003. Operating margins in the Licensing segment increased slightly to 71% while margins in the Publishing segment increased to 43%, which was partially fueled by gains recorded as other income in the 2004 period. The decrease in Toy segment operating income resulted from a shift in revenues based on royalty and service fee percentages of the wholesale sales price in 2003 (related to toys based on The Hulk, which were produced by TBW) to toys based on the Spider-Man 2 movie, for which wholesale sales are recorded as net revenues, resulting in a decline in Toy operating margins from 2003 to 2004. Corporate overhead increased by $4.3 million to $23.7 million in 2004. The increase was primarily due to a charge of $4.0 million for the early termination of a lease.

Interest expense

         Net interest expense increased $1.8 million for the year ended December 31, 2004 as compared to 2003 primarily due to the accelerated write-off of unamortized debt origination costs associated with the early retirement of debt in June 2004. Cash interest expense aggregated $18.1 million during the years ended December 31, 2003 and 2004. Interest income aggregated $1.9 million and $2.9 million during the years ended December 31, 2003 and 2004, respectively.

Income Taxes

         The Company's effective tax rate for the twelve months ended December 31, 2004 (31.2%) was lower than the Federal statutory rate due primarily to the release of valuation allowances related to state and local net operating loss carryforwards and the effects of the consolidation of the Joint Venture. During 2004, the Company completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $336 million, which will expire in various jurisdictions in the years 2005 through 2023. As of December 31, 2004, there is a valuation allowance of $0.9 million against certain capital loss and foreign net operating loss carryforwards, as there is no assurance that such assets will be realized in the future. The net change in the valuation allowance during the year ended December 31, 2004 was a decrease of $6.2 million. Based upon the Company's positive operating results and forecasts, the valuation allowance against deferred tax assets for state and local net operating losses was released.

         During 2004, the Internal Revenue Service concluded its examination of the Company for the 1995 through 1998 years. As expected, the effects of the resulting adjustments were not material to the Company's financial position, results of operations or cash flows. The Company is also under examination by various state and local jurisdictions, the results of which are also not expected to be material to the Company's financial position, results of operations or cash flows.

         Year ended December 31, 2003 compared with year ended December 31, 2002

Net Sales

                                       Years Ended December 31,
                                              (in millions)
                                   2002         2003    Change
                                   ----         ----    ------
Licensing................         $57.7       $124.4    116%
Publishing...............          64.5         73.3     14%
Toys.....................         176.8        149.9    (15%)
                              -----------  -----------
Total....................        $299.0       $347.6     16%
                              ===========  ===========

         The Company's net revenue increased $48.6 million or 16% to $347.6 million for the year ended December 31, 2003 from $299.0 million in 2002. This overall growth was driven by a significant increase in the Licensing segment, which was partially off-set by a decline in toy revenue. Licensing net sales benefited from growth in both the domestic and international markets. The changes across the various operating segments are detailed as follows:

         Licensing revenue increased by $66.7 million or 116% to $124.4 million (from $57.7 million in the 2002 period). This growth reflects the increase in popularity of Marvel branded products, both domestically and internationally. Domestic licensing sales increased $58.7 million in 2003 compared to 2002 and international licensing sales increased $8.0 million in 2003 compared to 2002.

         Toy segment revenues decreased by $26.9 million or 15% to $149.9 million (from $176.8 million in the 2002 period). The Toy segment decrease resulted from a shift in sales from those based on Spider-Man movie toys, for which the entire wholesale sales price is recorded as net sales, to toys based on The Hulk and other licensed Marvel characters, revenues for which are based on royalty and service fee percentages of the wholesale sales price.

         Publishing revenue increased by $8.8 million or 14% to $73.3 million (from $64.5 million in the 2002 period) due to an increase in sales of comic books, advertising income and custom publishing projects. Revenue from the direct market (specialty comic retail stores) increased $3.0 million to $51.9 million in 2003 (from $48.9 million in 2002) and consists of sales of comic books and trade paperbacks. According to the publication, Comics & Games Retailer, Marvel maintained approximately a 41% share of the North American comic market sold through specialty comic retail stores in both 2003 and 2002. Advertising income increased $2.1 million or 50% to $6.4 million in 2003, predominantly fueled by an increase in the number of advertisers.

Gross Profit

                                           Years Ended December 31,
                                     2002                   2003
                                Amount   Margin      Amount      Margin
                                ------   ------      ------      ------
                                        (dollars in millions)

Licensing................        $53.3         92%      $124.4       100%
Publishing...............         33.0         51%        39.0        53%
Toys.....................         70.6         40%       104.8        70%
                            -----------            ------------
Total....................       $156.9         52%      $268.2        77%
                            ===========            ============


         Gross profit increased by $111.3 million to $268.2 million in 2003 as compared to $156.9 million in 2002. The growth in Licensing revenues as a percentage of total revenues (where gross profit as a percentage of sales is 100%) increased the Company's consolidated gross profit as a percentage of sales to 77% in 2003 from 52% in 2002.

Selling, General and Administrative Expenses

                                          Years Ended December 31,
                                    2002                   2003
                                       % of Net               % of Net
                                       --------               --------
                               Amount    Sales      Amount      Sales
                               ------    -----      ------      -----
                                       (dollars in millions)

Licensing................       $19.5         34%       $52.5        42%
Publishing...............        14.7         23%        13.6        19%
Toys.....................        34.3         19%        23.4        16%
Corporate................        17.3         N/A        19.4        N/A
                           -----------            ------------
Total....................       $85.8         29%      $108.9        31%
                           ===========            ============


         Selling, general and administrative ("SG&A") expenses increased $23.1 million to $108.9 million in 2003 from $85.8 million in 2002. As a percentage of sales, SG&A expenses increased to 31% in 2003 versus 29% in 2002, due primarily to increases in studio shares, which are royalties to be shared with movie studios. Studio shares increased to $39.0 million versus $2.3 million in 2002 and were incurred in both the Licensing and Toy segments. SG&A expenses in the Publishing segment of $13.6 million were comparable to the prior year. The Toy segment had SG&A expenses of $23.4 million during 2003, down from $34.3 million in 2002 due predominantly to the accelerated write off of $7.9 million in prepaid royalties related to the Lord of the Rings toy license from New Line Cinema.

Equity in Net Income of Joint Venture

         For the year ended December 31, 2003, the Company recognized $10.9 million in income as compared to $13.8 million in the comparable 2002 period in connection with its share in the Joint Venture. During 2003 and 2002, the Company accounted for the activity of the Joint Venture under the equity method.

Depreciation and Amortization

         Depreciation and amortization expense decreased $1.5 million to $4.3 million in the 2003 period (from $5.8 million in the 2002 period).

Amortization of Goodwill

         During the first half of 2002, the Company completed the first of the impairment tests of goodwill required under SFAS 142, which was adopted effective January 1, 2002. Under such rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment, upon adoption and thereafter, annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $23.5 million, is no longer required. Other intangible assets continue to be amortized over their useful lives. As a result of completing the required test, the Company recorded a charge in 2002 for the cumulative effect of the accounting change in the amount of $4.2 million, net of $3.0 million tax, representing the excess of the carrying value of the toy merchandising and distribution reporting unit as compared to its estimated fair value. At December 31, 2003, there were no indicators of impairment.

Operating Income

                                       Years Ended December 31,
                                     2002                      2003
                                        % of Net                 % of Net
                                        --------                 --------
                                Amount    Sales      Amount        Sales
                                ------    -----      ------        -----
                                        (dollars in millions)

Licensing................     $  47.6          82%     $  83.2        67%
Publishing...............        19.6          30%        25.5        35%
Toys.....................        30.6          17%        77.9        52%
Corporate................       (17.3)         N/A       (19.4)       N/A
                            -----------            ------------
Total ...................     $  80.5          27%      $167.2        48%
                            ===========            ============


         Operating income increased by $86.7 million to $167.2 million in 2003 as compared to $80.5 million in 2002. Operating margins increased from 27% in 2002 to 48% in 2003, predominantly fueled by increases in the Toy segment. Operating margins in the Licensing segment decreased slightly to 67% while margins in the Publishing segment increased to 35%. The dramatic increase in the Toy segment operating income resulted from strong growth in sales of movie and classic toy lines. Corporate overhead increased by $2.1 million to $19.4 million in 2003. The increase was predominantly the result of higher litigation accruals in 2003 related to active litigation.

Interest Expense

         Net interest expense decreased $25.0 million for the year ended December 31, 2003 as compared to 2002 primarily due to the accelerated write-off of deferred financing costs of $21.1 million associated with the early repayment of the Company's three year term bank loan in 2002. Cash interest expense aggregated $29.4 million and $18.1 million during the years ended December 31, 2002 and 2003, respectively. Interest income aggregated $0.1 million and $1.9 million during the years ended December 31, 2002 and 2003, respectively.

Income Taxes

         The Company's effective tax rate for the year ended December 31, 2003 (-1.3%) was lower than the Federal statutory rate due primarily to release of a portion of the valuation allowance against deferred tax assets applicable to the anticipated utilization of net operating loss ("NOL") carryforwards for which benefit was not previously recognized. At December 31, 2003, the Company had Federal NOL carryforwards of $40 million, which were scheduled to expire in 2020. All of the Company's pre-acquisition Federal NOLs were fully utilized by December 31, 2003 and therefore, the Company's income tax credit for the year ended December 31, 2003 was net of a non-cash tax provision of $15.1 million that reduced goodwill and a non cash provision of $8.0 million recorded in the fourth quarter, representing amortization of a portion of the previously recorded deferred tax asset. The Company was also subject to tax in certain state and local jurisdictions. The Company started to provide for income taxes at a normal effective income tax rate (approximately 40%) effective October 1, 2003.

         Due to the inherent difficulty of forecasting certain events and the success of certain products (e.g., release of feature films or the success of toy designs), prior to 2003 the Company determined that it did not have sufficient positive evidence to recognize its deferred tax assets at such time. However, as a result of the income generated through September 30, 2003 and the Company's near-term forecasts the Company determined, as of September 30, 2003, that it did have sufficient positive evidence to recognize its deferred tax assets and, therefore, the valuation allowance against Federal deferred tax assets (principally Federal NOLs) was reduced. Release of the valuation allowance resulted in a one-time $31.5 million ($0.42 basic and diluted per share for both the three and nine month periods ended September 30, 2003) deferred tax benefit, which was fully recognized as a credit to income tax expense in the three month period ended September 30, 2003.

         During 2004, the Internal Revenue Service concluded its examination of the Company for the 1995 through 1998 years. As expected, the effects of the resulting adjustments were not material to the Company's financial position, results of operations or cash flows. The Company is also under examination by various state and local jurisdictions, the results of which are also not expected to be material to the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are its available cash and cash equivalents and cash flows from operations. The Company anticipates that its primary uses for liquidity will be to conduct its business and to continue to pursue its stock repurchase program.

         Net cash provided by the Company's operations during the years ended December 31, 2002, 2003 and 2004 were $75.0 million, $171.0 million and $161.4 million, respectively.

         At December 31, 2003 and 2004, the Company had working capital of $214.2 million and $142.2 million, respectively, including cash, certificates of deposit and commercial paper of $247.0 million and $204.8 million, respectively.

         Earlier in 2004, the Company had outstanding senior notes due June 15, 2009, which bore interest at 12% per annum. The Company redeemed all of such notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium necessitated by the terms of the redemption, both recorded during the second quarter of 2004.

         The Company maintains a credit facility with HSBC Bank USA ("HSBC Credit Facility") to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of December 31, 2004, $0.3 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC

Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the Company's assets other than its intellectual property; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

         On July 12, 2004, the Company announced a $100 million common stock repurchase program. Pursuant to the authorization, the Company may, at its option, purchase shares of its common stock from time to time in the open market or through privately negotiated transactions through the earlier of January 2006 or such time as $100 million of the Company's shares have been repurchased under the program. The Company's largest stockholder, Chief Executive Officer and Vice Chairman, Isaac Perlmutter, and its Chief Creative Officer and the Chairman and Chief Executive Officer of Marvel Studios, Avi Arad, have each agreed not to sell any shares while the repurchase program is in place. Through December 31, 2004, the Company repurchased 4.3 million shares of its common stock under the repurchase program, at an aggregate purchase price of $58.0 million.

         As a result of the conclusion of the bankruptcy proceedings of Marvel Entertainment Group, Inc. in June 2004, the Company will not be required to pay any further administration expense claims in that bankruptcy.

         Capital expenditures by the Company during the years ended December 31, 2002, 2003 and 2004 were $3.0 million, $3.5 million and $3.6 million, respectively.

         The following table sets forth the Company's Contractual Obligations as of December 31, 2004:


          Contractual
          Obligations                                  Payments Due By Period
----------------------------------------------------------------------------------------------
                                            Less than                                More Than
    (Amounts in thousands)        Total        1 Year       1-3 Years     4-5 Years   5 Years
----------------------------------------------------------------------------------------------
Long Term Debt Obligations      $    --     $   --        $   --       $    --      $   --
----------------------------------------------------------------------------------------------
Capital Lease Obligations            --         --            --            --          --
----------------------------------------------------------------------------------------------
Operating Lease Obligations      11,647      2,432         4,964         3,246       1,005
----------------------------------------------------------------------------------------------
Purchase Obligations                 --         --            --            --          --
----------------------------------------------------------------------------------------------
Royalty Obligations               2,750        750         1,000         1,000          --
----------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP            165        165            --            --          --
----------------------------------------------------------------------------------------------
Expected pension benefit
payments                         13,441      1,246         2,456         2,530       7,209
----------------------------------------------------------------------------------------------
Total                           $28,003     $4,593        $8,420       $ 6,776      $8,214
----------------------------------------------------------------------------------------------


         The Company remains liable in connection with businesses previously sold and has been indemnified against such liabilities by the purchaser of such businesses.

         The Company believes that its available cash and cash equivalents, cash flow from operations, and other sources of liquidity will be sufficient for the Company to conduct its business and to continue to pursue its stock repurchase program.

Critical Accounting Policies and Estimates

General

Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Management reviews the accounting policies the Company uses in reporting its financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, future revenues from the Company's animated television series, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to accounts receivable, inventories, goodwill and intangible assets, prepaid royalties, molds, tools and equipment costs, product, package design costs, future revenue from episodic television series, royalty participation expense, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which management based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of the Company's financial results. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue Recognition

     Merchandise Sales, Sales Returns and Customer Allowances

         Merchandise sales, including toys and all non-subscription related comic book sales, are recorded when title and risk of ownership have passed to the buyer. Appropriate provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. The Company regularly reviews and revises, when considered necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and estimated sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to the Company. Return rates for returnable comic book sales are typically higher than those related to toy sales. However, sales to the direct market, the Company's largest channel of comic book distribution, are made principally on a no-return basis.

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

         Revenue recognized under license agreements during the years December 31, 2002, 2003 and 2004 was generated within the business categories set forth below. The table does not include revenues from TBW, as such revenue is recorded in the Company's Toy segment. The "Other" category includes licensing revenue from domestics, collectibles and other.

                                                             Years Ended December 31,
                                                                   (in thousands)
                                                      2002         2003        2004
                                                   -----------  -----------  ----------
Apparel and Accessories........................      $ 11,346      $39,218     $78,798
Entertainment (including studios, themed.......
  attractions and electronic games)............        39,529       50,589      62,296
Toy royalties..................................         2,669       14,946      34,217
Other..........................................         4,210       19,696      39,423
                                                   -----------  -----------  ----------
Totals.........................................      $ 57,754     $124,449    $214,734
                                                   ===========  ===========  ==========




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

Excess and Obsolete Inventory

         The Company writes down excess and obsolete inventory equal to the estimated market value based upon assumptions about future product demand, consumer trends, the success of related feature films, the availability of alternate distribution channels and overall market conditions. If actual product demands, consumer trends and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. In connection with the discontinuance of the Spectra Star product line in 2003, the Company recorded an additional $2.2 million in inventory reserves during the fourth quarter of 2002, reflected in the cost of sales of the Toy segment.

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

         Effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. Goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and are also subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. The first of such impairment tests was performed during the first six months of 2002 which resulted in the recording of a one-time non-cash charge with respect to its toy merchandising and distribution reporting unit (See Note 3 to the Consolidated Financial Statements for further details.) The Company performed annual impairment reviews at December 31, 2002, 2003 and 2004, which did not result in an impairment charge, and will perform future annual reviews as of December 31 of each subsequent year.

Royalties

         The Company regularly reviews the recoverability of its prepaid royalties and minimum guaranteed commitments. The Company considers factors including actual sales, sell through at the retail level, the overall retail environment and the overall commercial success of the related and comparable feature length movies. During 2002, the Company reviewed the recoverability of prepaid royalty payments associated with the Lord of the Rings toy license. Due to lower than anticipated actual sales and sell through at the retail level, in 2002, the Company accelerated the write-off of $7.9 million in prepaid royalties. These charges are reflected in the selling, general and administrative expenses in 2002 for the Toy segment.

         The Company also shares revenues with movie studios for characters portrayed in theatrical releases. Typically, the studio is paid roughly 50% of the total license income derived from both classic and movie licensing for a specific character, in most cases net of a distribution fee retained by the Company, and in some instances with some adjustments for characters that have generated sales prior to the theatrical release. This royalty share acts to reduce the effective percentage share with the studios. In 2004, 2003 and 2002, the Company provided for $48.5 million, $40.3 million and $2.3 million, respectively, for the share of royalties due to movie studios.

Accounting for Joint Venture

         The Company entered into the Joint Venture with Sony Pictures to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures.

         In May 2004, Sony Pictures and Marvel settled various disputed matters and, among other matters, altered the distribution of net receipts of the Joint Venture effective April 1, 2004. As a result of this settlement, effective April 1, 2004, the operations of the Joint Venture have been consolidated in the accompanying consolidated financial statements. Because the Joint Venture is now consolidated, the Company's results - effective April 1, 2004 - include the revenues ($67.5 million) and expenses of the Joint Venture for the year ended December 31, 2004. Minority interest due to Sony Pictures of $8.4 million was recorded to reflect Sony Pictures' interest in the operations of the Joint
Venture for the nine month period ended December 31, 2004. The Company distributes to Sony Pictures, on a quarterly basis, all cash received related to Sony Pictures' interest. Accordingly, minority interest to be distributed is included as a current liability in the accompanying consolidated balance sheet as of December 31, 2004. Prior to April 1, 2004, the Company accounted for its interest in the activity of the Joint Venture under the equity method.

Accounting for Stock-Based Compensation

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based compensation. SFAS No. 148 also amended the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements.

         The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "'Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. The Company has elected to follow the disclosure-only provisions under SFAS No. 148. For the purposes of SFAS No. 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The Company's pro forma information follows:

                                                                                         Years Ended December 31,
                                                                                      ------------------------------
                                                                                       2002       2003        2004
                                                                                       ----       ----        ----

                                                                                   (in thousands, except per share
                                                                                                data)

 Net income, as reported........................................................     $ 22,610    $151,648    $124,877
 Net (loss) income attributable to common stock.................................      (45,522)    150,485     124,877
 Net (loss) income per share attributable to common stock -- diluted............        (0.79)       1.34        1.10
 Stock based employee compensation cost, net of tax, if FAS 123 was applied.....        3,935       6,661      10,300
 Pro forma net (loss) income....................................................       18,675     144,987     114,577
 Pro forma net (loss) income attributable to common stock.......................      (49,457)    143,824     114,577
 Pro forma net (loss) income per share attributable to common stock -- diluted..        (0.85)       1.27        1.01


Commitments and Contingencies

         The Company is a party to certain legal actions as described in Item 3 -- Legal Proceedings and is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding and there can be no such assurances, the Company believes that its legal proceedings and claims including those described in Item 3 -- Legal Proceedings, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

         The Company regularly evaluates its litigation claims to provide assurance that all losses and disclosures are provided for in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies". The Company's evaluation of legal matters involves considerable judgment of management. The Company engages internal and outside legal counsel to assist in the evaluation of these matters. Accruals for estimated losses, if any, are determined in accordance with the guidance provided by SFAS No. 5.

Recent Accounting Pronouncements

         On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005, using the modified-prospective method as proscribed in SFAS 123(R).

         As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in a $4.0 million charge to operations in the second half of 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of the Company's common stock at such dates), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $0 in 2002 and $14.2 million and $3.6 million in 2003 and 2004, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The  Company  has  operations  in Hong Kong.  In the  normal  course of business, the operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company's current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. In December 2003, the Company opened offices in London, England and Tokyo, Japan, to expand international licensing. Some of the Company's international licenses are denominated in other currencies which subjects the Company to additional currency fluctuation risks.

         Additional information relating to the Company's outstanding financial instruments is included in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item, the report of the independent auditors thereon and the related required financial statement schedule appear on pages F-2 and following. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in
Note 11 to the December 31, 2004 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM  9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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


Management's Annual Report on Internal Control Over Financial Reporting


         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control -- Integrated Framework, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP, the registered public accounting firm which has audited the financial statements included in this report, has issued an attestation report regarding the Company's management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and that attestation report is attached hereto.


Changes in Internal Controls Over Financial Reporting

         During the fourth quarter of 2004, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  9B.  OTHER INFORMATION

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the information appearing under the captions "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" (a subsection under "Election of Directors") in the Company's definitive proxy statement to be filed not later than April 30, 2005, with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed not later than April 30, 2005, with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 12 is incorporated herein by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed not later than April 30, 2005, with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed not later than April 30, 2005, with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated herein by reference to the information appearing under the caption "Ratification of Appointment of Independent Accountants" in the Company's definitive proxy statement to be filed not later than April 30, 2005, with the Securities and Exchange Commission.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   Documents Filed with this Report

            1.   Financial Statements
                 --------------------

                 See  the  accompanying   Index  to  Financial   Statements  and
                 Financial Statement Schedule on page F-1.

            2.   Financial Statement Schedule
                 ----------------------------

                 See  the  accompanying   Index  to  Financial   Statements  and
                 Financial Statement Schedule on page F-1.

            3.   Exhibits
                 --------

                 See the accompanying Exhibit Index immediately below.

      (b) Exhibits. See the Exhibit Index immediately below.

                                  EXHIBIT INDEX


Exhibit No.
-----------

------------------------------------------------------------------------------------------------------------------------------------

3(i)         Restated  Certificate of Incorporation.  (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
3(ii)        Amended and Restated Bylaws, as amended through the date hereof. (Incorporated by reference to Exhibit 3(ii) of the
             Company's Annual Report on Form 10-K for the year ended December 31, 2003.)
------------------------------------------------------------------------------------------------------------------------------------
4.1          Article V of the Restated Certificate of Incorporation (see Exhibit 3(i), above), defining the rights of holders of
             Common Stock.
------------------------------------------------------------------------------------------------------------------------------------
4.2          Rights Agreement, dated as of August 22, 2000, between the Company and American Stock Transfer & Trust Company as
             Rights Agent, defining the rights of holders of Preferred Share Purchase Rights. (Incorporated by reference to
             Exhibit 4.2 of the Company's Current Report on Form 8-K dated August 22, 2000 and filed with the Securities and
             Exchange Commission on September 12, 2000.)
------------------------------------------------------------------------------------------------------------------------------------
4.3          Amendment to Rights Agreement, dated as of November 30, 2001, by and between the Company and American Stock Transfer
             & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form
             8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)
------------------------------------------------------------------------------------------------------------------------------------
4.4          Amendment No. 2 to Rights Agreement, dated as of October 7, 2002, by and between the Company and American Stock
             Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 4, 2002 and filed with the Securities and Exchange Commission on October 7, 2002.)
------------------------------------------------------------------------------------------------------------------------------------
10.1         1998 Stock Incentive Plan, as amended. (Incorporated by reference to Appendix B of the Company's Definitive Proxy
             Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 31, 2004.)*
------------------------------------------------------------------------------------------------------------------------------------
10.2         Form of Stock Option Agreement between the Company and recipients of stock option grants under the Company's 1998
             Stock Incentive Plan. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
10.3(i)      Form of Restricted Stock Agreement between the Company and recipients of restricted stock grants under the Company's
             1998 Stock Incentive Plan. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
10.3(ii)     Form of Perfomance-Based Restricted Stock Agreement between the Company and recipients of restricted stock grants under the Company's 1998 Stock Incentive Plan. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------

10.4         Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter.
             (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated and filed with the
             Securities and Exchange Commission on December 4, 2001.)
------------------------------------------------------------------------------------------------------------------------------------
10.5         Credit Agreement. dated as of November 30, 2001, by and between the Company and HSBC Bank USA. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated and filed with the Securities and
             Exchange Commission on December 4, 2001.)
------------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
10.6         Pledge and Security Agreement, dated as of November 30, 2001, from the Company and other grantors referred to therein, as Grantors, to HSBC Bank USA, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the
             Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4,
             2001.)
------------------------------------------------------------------------------------------------------------------------------------
10.7         Amendment, dated November 10, 2004, to Pledge and Security Agreement from the Company and other grantors referred to therein, as Grantors, to HSBC Bank USA, as administrative agent. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
10.8         Subsidiary Guaranty, dated as of November 30, 2001, in favor of HSBC Bank USA, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated and filed with the Securities and
             Exchange Commission on December 4, 2001.)
------------------------------------------------------------------------------------------------------------------------------------
10.9         Personal Guaranty by Isaac Perlmutter in favor of HSBC Bank USA, dated as of November 30, 2001. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated and filed with the Securities and
             Exchange Commission on December 4, 2001.)
------------------------------------------------------------------------------------------------------------------------------------
10.10        Registration Rights Agreement, dated as of October 1, 1998, by and among the Company, Dickstein & Co., L.P.,
             Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as
             Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and
             Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust - 1997,
             and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)
------------------------------------------------------------------------------------------------------------------------------------
10.11        Registration Rights Agreement, dated as of December 8, 1998, by and among the Company, Marvel Entertainment Group,
             Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc.
             (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December
             31, 1998.)
------------------------------------------------------------------------------------------------------------------------------------
10.12        Warrant Shares Registration Right Agreement, dated as of November 30, 2001, by and between the Company and Isaac
             Perlmutter. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)
------------------------------------------------------------------------------------------------------------------------------------
10.13        Sublease, dated as of June 9, 2000 between HSBC Bank USA and the Company, as amended by First Amendment to Sublease dated December 1, 2000. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for
             the year ended December 31, 2000.)
------------------------------------------------------------------------------------------------------------------------------------
10.14        Sublease Termination Agreement dated as of December 30, 2004 between HSBC Bank USA and the Company. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
10.15        First Amendment, February 24, 2005, to Sublease Termination Agreement between HSBC Bank USA and the Company. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
10.16        Agreement of Sublease  dated as of August 5, 2004,  by and between CIBC World  Markets  Corp.  and the Company.  (Filed herewith.) (Portions of this exhibit have been omitted pursuant to a request for confidential  treatment filed with the
             Securities and Exchange Commission.)
------------------------------------------------------------------------------------------------------------------------------------
10.17        Lease Agreement, dated as of February 15, 2005, by and between 417 Fifth Avenue LLC and the Company (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
10.18        Share Disposition Agreement, dated as of July 9, 2004, between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)
------------------------------------------------------------------------------------------------------------------------------------
10.19        Share Disposition Agreement, dated as of July 9, 2004, between the Company and Avi Arad. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)
------------------------------------------------------------------------------------------------------------------------------------
10.20        Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*
------------------------------------------------------------------------------------------------------------------------------------
10.21        Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Company. (Incorporated by
             reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)
------------------------------------------------------------------------------------------------------------------------------------
10.22        Employment Agreement, dated as of September 30, 1998, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)*
------------------------------------------------------------------------------------------------------------------------------------
10.23        Amendment to Employment Agreement with Avi Arad dated January 2001. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)*
------------------------------------------------------------------------------------------------------------------------------------
10.24        Amendment to Employment Agreement with Avi Arad dated December 9, 2002. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)*
------------------------------------------------------------------------------------------------------------------------------------
10.25        Amendment to Employment Agreement with Avi Arad dated as of May 1, 2004. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)*
------------------------------------------------------------------------------------------------------------------------------------
10.26        Employment  Agreement by and between the Company and Alan Fine,  dated as of August 13, 2001.  (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)*
------------------------------------------------------------------------------------------------------------------------------------
10.27        Amendment to Employment Agreement with Alan Fine, effective as of August 13, 2003. (Incorporated by reference to
             Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)*
------------------------------------------------------------------------------------------------------------------------------------
10.28        Employment Agreement, dated as of October 29, 1999, between the Company and Allen S. Lipson. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)*
------------------------------------------------------------------------------------------------------------------------------------
10.29        Amendment No. 1 to Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S.
             Lipson. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 2002.)*
------------------------------------------------------------------------------------------------------------------------------------
10.30        Amended and Restated Employment Agreement, dated as of November 21, 2002, by and between the Company and Allen S.
             Lipson. (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 2002.)*
------------------------------------------------------------------------------------------------------------------------------------
10.31        Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated and filed with the Securities and
             Exchange Commission on December 4, 2001.)*
------------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
10.32        Amendment to Employment Agreement with Isaac Perlmutter dated as of May 1, 2004. (Incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*
------------------------------------------------------------------------------------------------------------------------------------
10.33        Second Amendment to Employment Agreement with Isaac Perlmutter dated as of October 15, 2004. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*
------------------------------------------------------------------------------------------------------------------------------------
10.34        Employment Agreement, dated as of August 1, 2003, by and between the Company and Timothy Rothwell. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)*
------------------------------------------------------------------------------------------------------------------------------------
10.35        Employment Agreement, dated as of December 11, 2003, by and between the Company and David Maisel. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)*
------------------------------------------------------------------------------------------------------------------------------------
21           Subsidiaries of the Registrant. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
23           Consent of Independent Auditors. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
24           Power of attorney (included below the signature hereto.)
------------------------------------------------------------------------------------------------------------------------------------
31.1         Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
31.2         Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)
------------------------------------------------------------------------------------------------------------------------------------
32           Certification pursuant to Section 906 of the Sarbanes-Oxley Act. (Furnished herewith.)
------------------------------------------------------------------------------------------------------------------------------------

*Management contract or compensatory plan or arrangement.




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MARVEL ENTERPRISES, INC.



                                    By:      /s/ John N. Turitzin
                                       -----------------------------------------
                                             John N. Turitzin
                                             Executive Vice President


March 8, 2005

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints John Turitzin his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorney-in-fact and agent full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

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



Signature                                   Title                                                   Date
---------                                   -----                                                   ----

/s/ Isaac Perlmutter                        Chief Executive Officer and                          March 8, 2005
--------------------                        Vice Chairman of the Board of Directors
Isaac Perlmutter                            (principal executive officer)

/s/ Kenneth P. West
--------------------                        Chief Financial Officer                              March 8, 2005
Kenneth P. West                             (principal financial officer)

/s/ Mark D. Plotkin
--------------------                        Chief Accounting Officer                             March 8, 2005
Mark D. Plotkin                             (principal accounting officer)

/s/ Morton E. Handel
--------------------                        Chairman of the Board of Directors                   March 8, 2005
Morton E. Handel

/s/ F. Peter Cuneo
--------------------                        Vice Chairman of the Board of Directors              March 8, 2005
F. Peter Cuneo

/s/ Avi Arad
--------------------                        Director                                             March 8, 2005
Avi Arad

/s/ Sid Ganis
--------------------                        Director                                             March 8, 2005
Sid Ganis

/s/ Richard Solar
--------------------                        Director                                             March 8, 2005
Richard Solar

/s/ James F. Halpin
--------------------                        Director                                             March 8, 2005
James F. Halpin


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


 Marvel Enterprises, Inc.
 ------------------------
 Reports of Independent Registered Public Accounting Firm................................................    F-2
 Consolidated Balance Sheets as of December 31, 2003 and  2004...........................................    F-4
 Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004..............    F-5
 Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December       F-6
     31, 2002, 2003 and 2004.............................................................................
 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003, and 2004.............    F-7
 Notes to Consolidated Financial Statements..............................................................    F-8


 Consolidated Financial Statement Schedule
 -----------------------------------------
 Schedule II-Valuation and Qualifying Accounts...........................................................   F-33

         All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of Marvel Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Marvel Enterprises, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the Index at
Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Enterprises, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marvel Enterprises, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.



                                         /s/ Ernst & Young LLP


New York, New York
February 25, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Marvel Enterprises, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Marvel Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Marvel Enterprises Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Marvel Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Marvel Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marvel Enterprises, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 25, 2005 expressed an unqualified opinion thereon.


                                          /s/  Ernst & Young LLP


New York, New York
February 25, 2005

                            MARVEL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31, December 31,
                                                                                        2003         2004
                                                                                    ---------------------------
                                                                                      (in thousands, except
                                                                                           share data)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................     $ 32,562     $204,790
  Certificates of deposit and commercial paper....................................      214,457            -
  Accounts receivable, net........................................................       51,820       73,576
  Inventories, net ...............................................................       12,975        6,587
  Distribution receivable from joint venture, net.................................        2,056            -
  Deferred income taxes, net......................................................       18,197        7,981
  Deferred financing costs........................................................          667            -
  Prepaid expenses and other current assets.......................................        2,273        2,734
                                                                                    ---------------------------
        Total current assets......................................................      335,007      295,668

Molds, tools and equipment, net...................................................        5,811        5,553
Product and package design costs, net ............................................        1,433        1,249
Goodwill, net ....................................................................      341,708      341,708
Accounts receivable, non-current portion..........................................       26,437       37,718
Deferred  income taxes, net ......................................................       28,246       32,583
Deferred financing costs..........................................................        2,779            -
Other assets......................................................................          436          335
                                                                                    ---------------------------

        Total assets..............................................................    $ 741,857     $714,814
                                                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................     $ 18,455     $  6,006
  Accrued royalties...............................................................       32,936       57,879
  Accrued expenses and other current liabilities..................................       31,442       43,962
  Minority interest to be distributed.............................................            -        8,428
  Unsecured creditors payable ....................................................        2,963            -
  Income taxes payable............................................................        4,705       10,129
    Deferred revenue .............................................................       30,308       27,033
                                                                                    ---------------------------
        Total current liabilities.................................................      120,809      153,437
Senior notes......................................................................      150,962            -
Accrued rent......................................................................          636          165
Deferred revenue, non-current portion.............................................            -       14,712
                                                                                    ---------------------------
        Total liabilities.........................................................      272,407      168,314
                                                                                    ---------------------------

Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued........            -            -
Common stock, $.01 par value, 250,000,000 shares authorized, 119,706,206 issued and
108,615,206 outstanding in 2003 and 120,442,988 issued and 105,101,788
  outstanding in 2004.............................................................        1,198        1,205
Deferred stock compensation.......................................................       (4,857)      (5,164)
Additional paid-in capital........................................................      566,908      577,169
Retained earnings (deficit).......................................................      (57,934)      66,943
Accumulated other comprehensive loss..............................................       (2,910)      (2,652)
                                                                                    ---------------------------
        Total stockholders' equity before treasury stock..........................      502,405      637,501
Treasury stock, 11,091,000 shares in 2003 and 15,341,200 shares in 2004...........      (32,955)     (91,001)
                                                                                    ---------------------------
        Total stockholders' equity ...............................................      469,450      546,500
                                                                                    ---------------------------

        Total liabilities and stockholders' equity ...............................   $  741,857     $714,814
                                                                                    ===========================
                 See Notes to Consolidated Financial Statements.


                            MARVEL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Years Ended December 31,
                                                                           2002        2003         2004
                                                                       --------------------------------------
                                                                          (in thousands, except per share
                                                                                      data)

 Net sales............................................................. $  299,046  $  347,626   $  513,468
 Cost of sales.........................................................    142,103      79,466      159,589
                                                                       --------------------------------------
 Gross profit .........................................................    156,943     268,160      353,879
 Operating expenses:
      Selling, general and administrative..............................     85,800     108,882      142,839
      Depreciation and amortization....................................      5,433       4,024        3,572
      Amortization of goodwill and other intangibles...................        339         314          211
                                                                       --------------------------------------
         Total operating expenses......................................     91,572     113,220      146,622
 Other income, net.....................................................      1,351       1,413        9,039
 Equity in net income of joint venture.................................     13,802      10,869        8,117
                                                                       --------------------------------------
 Operating income......................................................     80,524     167,222      224,413
 Interest expense......................................................     41,997      18,718       20,487
 Interest  income and other expenses, net..............................        149       1,868        2,946
                                                                       --------------------------------------
 Income before income tax expense, minority interest and cumulative
      effect of change in accounting principle.........................     38,676     150,372      206,872
 Income tax (expense) benefit..........................................    (11,902)      1,276      (64,631)
 Minority interest in consolidated joint venture.......................          -           -      (17,364)
                                                                       --------------------------------------
 Income before cumulative effect of change in accounting principle.....     26,774     151,648      124,877
 Cumulative effect of change in accounting principle, net of income
      tax benefit of $3,002............................................      4,164           -            -
                                                                       --------------------------------------
 Net income ...........................................................     22,610     151,648      124,877
 Less: preferred stock dividends.......................................     68,132       1,163           --
                                                                       --------------------------------------
 Net (loss) income attributable to common stock........................ $  (45,522) $  150,485  $   124,877
                                                                       ======================================
 Basic and diluted net (loss) income per share:
 Weighted average shares outstanding:
      Weighted average shares for basic earnings per share.............     57,771     100,355      107,173
      Effect of dilutive stock options.................................                 11,836        6,784
      Effect of dilutive preferred stock conversion....................          -       1,248            -
                                                                       --------------------------------------
 Weighted average shares for diluted earnings per share................     57,771     113,439      113,957
 Net (loss) income per share:
    Basic
      Before cumulative effect of accounting change.................... $    (0.72) $     1.50   $     1.17
      Cumulative effect of accounting change...........................      (0.07)          -           -
                                                                       --------------------------------------
                                                                        $    (0.79) $     1.50   $     1.17
                                                                       ======================================
    Diluted
      Before cumulative effect of accounting change.................... $    (0.72) $     1.34   $     1.10
      Cumulative effect of accounting change...........................      (0.07)          -         -
                                                                   .   --------------------------------------
                                                                        $    (0.79) $     1.34   $     1.10
                                                                       ======================================

                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                                               Accumulated
                                  Common      Common      Deferred     Additional   Retained      Other
                                   Stock      Stock        Stock        Paid-In     Earnings   Comprehensive   Treasury
                                  Shares      Amount    Compensation    Capital     (Deficit)      Loss          Stock     Total
                                -------------------------------------------------------------------------------------------------
                                                               (in thousands)

Balance at December 31, 2001....   52,151     $  633       $   -        $238,557    $(162,897)    $(1,380)  $(32,955)  $ 41,958
Conversion of preferred stock
   to common stock..............   38,571        386           -         242,941            -           -          -    243,327
Warrants exercised..............      443          4           -              (4)           -           -          -         --
Warrants issued to
   stockholder/director.                -          -           -           2,567            -           -          -      2,567
Preferred dividends.............        -          -           -               -      (68,132)          -          -    (68,132)
Employee stock options
   exercised....................      545          5           -           1,702            -           -          -      1,707
Net income......................        -          -           -               -       22,610           -          -     22,610
Other comprehensive loss........        -          -           -               -            -      (1,168)         -     (1,168)
                                                                                                                      -----------
Comprehensive income............        -          -           -               -            -           -          -     21,442
                                -------------------------------------------------------------------------------------------------

Balance at December 31, 2002....   91,710      1,028           -         485,763     (208,419)     (2,548)   (32,955)   242,869

Conversion of preferred stock
   to common stock..............    5,251         53           -          33,890            -           -          -     33,943
Warrants exercised..............    7,280         73           -          15,148            -           -          -     15,221
Preferred dividends.............        -          -           -               -       (1,163)          -          -     (1,163)
Employee stock options
   exercised....................    4,070         41           -          12,615            -           -          -     12,656
Tax benefit of stock options
   exercised....................        -          -           -          14,189            -           -          -     14,189
Restricted stock grants.........      304          3      (5,306)          5,303            -           -          -         --
Amortization of restricted
   stock grants.................        -          -         449               -            -           -          -        449
Net income......................        -          -           -               -      151,648           -          -    151,648
Other comprehensive loss........        -          -           -               -            -        (362)         -       (362)
                                                                                                                      -----------
Comprehensive income............        -          -           -               -            -           -          -    151,286
                                -------------------------------------------------------------------------------------------------

Balance at December 31, 2003....  108,615      1,198      (4,857)        566,908      (57,934)     (2,910)   (32,955)   469,450

Employee stock options
   exercised....................      527          5           -           2,096            -           -          -      2,101
Tax benefit of stock options
   exercised....................        -          -           -           3,608            -           -          -      3,608
Restricted stock grants.........      215          2      (4,010)          4,008            -           -          -          -
Restricted stock retired........       (5)         -          72             (72)           -           -          -          -
Treasury stock..................   (4,250)         -           -               -            -           -    (58,046)   (58,046)
Amortization of restricted
   stock grants.................        -          -       3,631               -            -           -          -      3,631
Stock compensation expense......        -          -           -             621            -           -          -        621
Net income......................        -          -           -               -      124,877           -          -    124,877
Other comprehensive income......        -          -           -               -            -         258          -        258
                                                                                                                      -----------
Comprehensive income............        -          -           -               -            -           -          -    125,135
                                -------------------------------------------------------------------------------------------------

Balance at December 31, 2004....  105,102     $1,205     $(5,164)       $577,169      $66,943     $(2,652)  $(91,001)  $546,500
                                =================================================================================================

                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Years Ended December 31,
                                                                          2002       2003        2004
                                                                       -----------------------------------
                                                                                (in thousands)

 Net income...........................................................   $ 22,610  $151,648  $ 124,877
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...................................      5,772     4,338      3,783
      Provision for doubtful accounts.................................      3,335     1,123        311
      Amortization of deferred financing charges......................     21,151       667      3,446
      Non-cash charge for compensatory stock options and restricted
         stock........................................................          -       903      4,252
      Tax benefit of stock options exercised..........................          -    14,189      3,608
      Gain from sales of fixed assets.................................          -      (118)      (754)
      Deferred income taxes...........................................     10,907   (21,382)     7,603
      Cumulative effect of change in accounting principle, net of
         income tax benefit...........................................      4,164         -          -
      Minority interest in net income of joint venture (net of
         distributions of $9,397).....................................          -         -      7,967
      Equity in net income of joint venture...........................    (13,802)  (10,869)    (8,117)
      Changes in operating assets and liabilities:
         Accounts receivable..........................................    (16,501)  (18,676)   (27,576)
         Inventories..................................................      4,880     3,061      6,388
         Distributions received from joint venture....................     10,031    16,394      3,321
         Prepaid expenses and other current assets....................      6,228     4,427        154
         Other assets.................................................         74       (36)      (110)
         Deferred revenue ............................................      4,022       867      6,063
         Income taxes payable.........................................        167     2,487      5,424
         Accounts payable, accrued expenses and other  current
            liabilities...............................................     11,948    21,928     20,743
                                                                       -----------------------------------
 Net cash provided by operating activities............................     74,986   170,951    161,383
                                                                       -----------------------------------

 Cash flow (used in) provided by investing activities:
      Cash of consolidated joint venture..............................          -         -      8,376
      Payment of administration expense claims and unsecured creditor
         claims.......................................................     (4,402)     (586)    (2,705)
      Purchases of molds, tools and equipment.........................     (2,068)   (1,712)    (2,578)
      Proceeds from sales of fixed assets.............................          -       263      1,210
      Expenditures for product and package design costs...............       (927)   (1,830)    (1,008)
      (Purchases) sales of certificates of deposit and commercial paper         -  (214,457)   214,457
      Other intangibles and acquisition consideration.................         (1)   (1,180)         -

                                                                       -----------------------------------
 Net cash (used in) provided by investing activities..................     (7,398) (219,502)   217,752
                                                                       -----------------------------------

 Cash flow (used in) provided by financing activities:
      Repurchase of senior notes......................................          -         -   (150,962)
      Purchase of treasury stock......................................          -         -    (58,046)
      Repayments of credit facility...................................    (37,000)        -          -
      Deferred financing costs........................................       (196)        -          -
      Employee stock options exercised................................      1,707    12,202      2,101
      Proceeds from exercise of stock warrants........................          -    15,221          -
                                                                       -----------------------------------
 Net cash (used in) provided by financing activities..................    (35,489)   27,423   (206,907)
                                                                       -----------------------------------
      Net increase (decrease) in cash and cash equivalents............     32,099   (21,128)   172,228
      Cash and cash equivalents at beginning of year..................     21,591    53,690     32,562
                                                                       -----------------------------------
      Cash and cash equivalents at end of year........................ $   53,690   $ 32,562  $204,790
                                                                       ===================================

 Supplemental disclosure of cash flow information:
      Interest paid ..................................................    $29,388   $ 18,116  $ 18,115
      Income taxes paid, net of refunds...............................        428      3,363    48,142
      Other non-cash transactions:
          Preferred stock dividends...................................     68,132      1,163         -
          Value of warrants issued in connection with credit
             facility.................................................      2,567         -          -


                 See Notes to Consolidated Financial Statements.

                            MARVEL ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

1.       Description of Business and Basis of Presentation

         Marvel Enterprises, Inc. and its subsidiaries (the "Company") is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

         The Company's business is divided into three integrated and complementary operating segments: its Licensing segment, Publishing segment and Toy segment. The Company has reevaluated and revised certain revenue and expense classifications within its internal reporting of segment performance, the same reporting that is used by executive management to monitor and make decisions on operating matters. As a result, during the fourth quarter of 2004, the Company began classifying revenue from its master toy licensee, Toy Biz Worldwide Ltd. ("TBW"), and related expenses, within its Toy segment. Previously, such revenue and expenses were classified within the Company's Licensing segment. Revenues from TBW reflect a broader set of efforts on the part of the Company than do revenues from the Company's other licensees. All TBW toys produced under license from the Company are created, designed, marketed and sold for TBW by the Company's Toy segment, under an agency agreement between TBW and the Company. This is unlike other license arrangements where the Company performs no similar design, marketing or sales services. Because the services provided to TBW by the Company's Toy segment involve efforts that are similar in nature to the efforts associated with the Company's own toys, the Company believes this change will better aggregate the results derived from Marvel-branded toys developed by Marvel and more clearly reflect operating results used by management to measure the performance of the Toy operations. The Company also believes that the classification of earnings from TBW will better portray trends in Marvel toy brands designed and marketed by the Company. As a result of this change, prior-period segment information has been reclassified to conform with the current year presentation. For financial information about the Company's operating segments, see Note 15 to the attached financial statements.

         The Company and Sony Pictures Entertainment Inc. ("Sony Pictures") have entered into a joint venture, called Spider-Man Merchandising LP (the "Joint Venture"), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. Effective April 2004, the operations of the Joint Venture, previously recorded under the equity method, have been consolidated in the Company's accompanying financial statements (see Note 2).

2.       Summary of Significant Accounting Policies

Stock Split

         On February 24, 2004, the Company approved a 3-for-2 stock split that was distributed on March 26, 2004 to stockholders of record on March 12, 2004. All share and per share amounts in the accompanying consolidated financial statements have been adjusted for this 3-for-2 common share stock split.

Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

2.       Summary of Significant Accounting Policies (continued)

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment relate to provisions for returns, other sales allowances and doubtful accounts, future revenues from episodic television series, the realizability of inventories, goodwill and other intangible assets, and the reserve for minimum royalty guarantees and minimum advances, deferred income tax assets, molds, tools and equipment, and product and package design costs, the Fleer pension liability, litigation related accruals, royalties payable, and forfeiture rates related to employee stock compensation. Actual results could differ from those estimates.

Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         The Joint Venture distributes its cash on a quarterly basis, which is not freely available for either Sony Pictures or the Company until distributed. Principally all of the cash balance of the Joint Venture at December 31, 2004 of $30.9 million, was distributed in February 2005.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

Joint Venture

         The Company has entered into the Joint Venture to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures.

         In May 2004, Sony Pictures and Marvel settled various disputed matters and, among other matters, altered the distribution of net receipts of the Joint Venture effective April 1, 2004. As a result of this settlement, effective April 1, 2004, the operations of the Joint Venture have been included in the accompanying consolidated financial statements. Because the Joint Venture is now consolidated, the Company's results include the revenues ($67.5 million) and expenses of the Joint Venture for the period from April 1, 2004 through December 31, 2004. Minority interest due to Sony Pictures of $17.4 million was recorded to reflect Sony Pictures' interest in the operations of the Joint Venture for the nine month period ended December 31, 2004. The Company distributes to Sony Pictures all cash received, related to Sony Pictures' interest, on a quarterly basis. Accordingly, minority interest to be distributed is included as a current liability in the accompanying consolidated balance sheet as of December 31, 2004. Prior to April 1, 2004, the Company accounted for its interest in the activity of the Joint Venture under the equity method.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

2.       Summary of Significant Accounting Policies (continued)

Molds, Tools, and Equipment

         Molds, tools and equipment are stated at cost less accumulated depreciation and amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. For financial reporting purposes, depreciation and amortization is computed by the straight-line method generally over a one to three-year period (the estimated selling life of related products) for molds and tooling costs and over a five-year life for furniture and fixtures and office equipment. On an ongoing basis, the Company reviews the lives and carrying value of molds and tools based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Accumulated depreciation expense related to molds, tools and equipment was $8.6 million and $9.9 million at December 31, 2003 and 2004, respectively.

Product and Package Design Costs

         Product and package design costs are stated at cost less accumulated depreciation and amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. For financial reporting purposes, amortization of product and package design is computed by the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of product and package design costs based on the sales and operating results of the related products. If the facts and circumstances suggest a change in useful lives or an impairment in the carrying value, the useful lives are adjusted and unamortized costs are written off accordingly. Accumulated depreciation expense related to product and package design costs was $3.8 million and $4.4 million at December 31, 2003 and 2004, respectively.

Goodwill

         Goodwill is stated at cost less accumulated amortization. In January 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 required that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter or upon the occurrence of an impairment indicator. The Company performs an annual impairment review at December 31 of each year.

Long-Lived Assets

         The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

2.       Summary of Significant Accounting Policies (continued)

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

Research and Development

         Research and development costs are charged to operations as incurred. For the years ended December 31, 2002, 2003 and 2004, research and development expenses were $2.3 million, $1.5 million and $1.8 million, respectively.

Revenue Recognition

         Toy and publishing revenues are recorded upon shipment of merchandise and a provision for future returns and other sales allowances is established based upon historical experience and management estimates. These estimates are revised as necessary to reflect actual experience and market conditions.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

2.       Summary of Significant Accounting Policies (continued)

         For licenses involving minimum payment obligations to the Company, when the Company has performed its obligations under the agreement, if any, and collection is reasonably assured, Staff Accounting Bulletin No. 104 requires that revenue be recognized prior to the collection of all amounts ultimately due. The Company's license agreements often include nonrefundable minimum guaranteed royalties which are payable by the licensee over the life of the agreement. Generally accepted accounting principles requires that revenue from licensing be recognized when substantially all Company obligations, if any, are performed, generally at the inception of the license, and reasonable assurance of collectibility is determined. For contracts not providing minimum guaranteed royalties, the Company records license revenue when reported by such licensees (i.e., based upon royalties earned from the sales of the related character-based merchandise).

Advertising Costs

         Advertising production costs are expensed when the advertisement is first run. For the years ended December 31, 2002, 2003, and 2004, advertising expenses were $5.8 million, $5.3 million and $11.4 million, respectively.

Royalties

         Minimum guaranteed royalty obligations, as well as royalties in excess of minimum guarantees, are expensed based on sales of related products. The realizability of minimum guarantees committed are evaluated by the Company based on the projected sales of the related products. The Company records impairment losses on minimum guaranteed royalties when events and circumstances indicate that the sales will not be sufficient to recover the minimum guaranteed royalty.

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

Foreign Currency Translation

The financial position and results of all of the Company's operations are measured using the U.S. dollar as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at year end. Income statement accounts and cash flows of foreign subsidiaries are translated at the average rate of exchange prevailing during the period. Translation adjustments have not been material.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

2.       Summary of Significant Accounting Policies (continued)

Stock Based Compensation

         In accordance with the provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), the Company has elected to continue to account for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, rather than the fair value method of accounting for stock options under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (See Note 17):


                                                                                  Years Ended December 31,
                                                                                2002        2003        2004
                                                                            --------------------------------------
                                                                            (in thousands, except per share data)

Net income, as reported.....................................................  $ 22,610     $151,648    $124,877
Net (loss) income attributable to common stock, as reported.................   (45,522)     150,485     124,877
Net (loss) income per share attributable to common stock -- diluted, as
   reported.................................................................     (0.79)        1.34        1.10
Stock based employee compensation cost, net of tax, if SFAS 123 was applied.     3,935        6,661      10,300
Pro forma net income........................................................    18,675      144,987     114,577
Pro forma net (loss) income attributable to common stock....................   (49,457)     143,824     114,577
Pro forma net (loss) income per share attributable to common stock --
   diluted .................................................................     (0.85)        1.27        1.01

         The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of 5 years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from 0.59 to 0.78; and expected life of 5 years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from
0.48 to 0.58; and expected life of 5 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

2.   Summary of Significant Accounting Policies (continued)

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

Income (Loss) Per Share

         In accordance with SFAS No. 128 "Earnings Per Share", basic income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the periods. The computation of diluted income (loss) per share is similar to the computation of basic income per share, except the number of shares is increased assuming the exercise of dilutive stock options and warrants using the treasury stock method and the conversion of previously outstanding 8% Preferred Stock using the if-converted method unless the effect is anti-dilutive. For the year ended December 31, 2002, any dilution arising from the Company's outstanding employee stock options and warrants as well as the assumed conversion of the 8% Preferred Stock was not included, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

         On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005, using the modified-prospective method as proscribed in SFAS 123(R).

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

2.       Summary of Significant Accounting Policies (continued)

         As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of the Company's common stock at such dates), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $0 in 2002 and $14.2 million and $3.6 million in 2003 and 2004, respectively.

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

         Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $4.2 million, (net of income tax of $3.0 million) or $0.07 per share to reduce the carrying value of its goodwill, with respect to its toy merchandising and distribution reporting unit. Such charge is non-operational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

4.       Details of Certain Balance Sheet Accounts


                                                                             December 31,
                                                                           2003       2004
                                                                        -----------------------
                                                                           (in thousands)
 Accounts receivable, net, consists of the following:
    Toys:
      Accounts receivable..............................................   $13,149    $ 7,931
      Less allowances for:
         Doubtful accounts.............................................      (651)      (328)
         Advertising, markdowns, volume discounts and other............    (3,921)    (4,685)
                                                                        -----------------------
           Total toys..................................................     8,577      2,918
                                                                        -----------------------
    Publishing:
      Accounts receivable..............................................    17,457     19,489
      Less allowances for:
         Doubtful accounts.............................................      (221)      (105)
         Allowance for returns.........................................    (7,924)    (6,482)
                                                                        -----------------------
           Total publishing............................................     9,312     12,902
                                                                        -----------------------
    Licensing:
      Accounts receivable..............................................    38,132     62,174
       Less allowances for doubtful accounts...........................    (4,201)    (4,418)
                                                                        -----------------------
           Total licensing.............................................    33,931     57,756
                                                                        -----------------------
           Total.......................................................   $51,820    $73,576
                                                                        =======================
 Inventories, net, consists of the following:
    Toys:
      Finished goods...................................................   $ 6,560    $ 1,259
      Component parts, raw materials and work-in-process...............        79          -
                                                                        -----------------------
           Total toys..................................................     6,639      1,259
                                                                        -----------------------
    Publishing:
      Finished goods...................................................     2,053      1,775
      Editorial and raw materials......................................     4,283      3,553
                                                                        -----------------------
           Total publishing............................................     6,336      5,328
                                                                        -----------------------
           Total.......................................................   $12,975    $ 6,587
                                                                        =======================
 Accounts  receivable - licensing,  non -- current  portion  are due as follows:
     2005..............................................................   $15,033    $     -
     2006..............................................................     8,900     26,073
     2007..............................................................     5,375      9,910
     2008 and thereafter...............................................         -      3,700
     Discounting.......................................................    (2,871)    (1,965)
                                                                        -----------------------
           Total.......................................................   $26,437    $37,718
                                                                        =======================

 Accrued royalties consists of the following:
    Merchandise royalty obligations....................................   $ 1,574    $ 1,299
    Freelancer talent..................................................     2,360      1,382
    Movie related......................................................    29,002     55,198
                                                                        -----------------------
           Total.......................................................   $32,936    $57,879
                                                                        =======================
 Accrued expenses and other current liabilities consist of the following:
    Accrued advertising costs..........................................   $   608    $ 2,444
    Inventory purchases................................................     7,290      3,032
    Bonuses............................................................     4,074      5,545
    Accrued expenses -- Fleer sale (principally pension benefits)......     5,234      6,538
    Litigation accruals................................................     2,719      8,989
    Administration expense claims payable..............................       788         50
    Donation...........................................................     2,000      1,333
    Interest...........................................................     1,079          -
    Other accrued expenses.............................................     7,650     16,031
                                                                        -----------------------
           Total.......................................................   $31,442    $43,962
                                                                        =======================

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004
5.       Debt Financing

         On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the "Senior Notes"). The Senior Notes were due on June 15, 2009 and bore interest at 12% per annum payable semi-annually on June 15th and December 15th. The Company redeemed all of such notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium necessitated by the terms of the redemption.

         On November 30, 2001, the Company and HSBC Bank USA entered into an agreement for a senior credit facility (the "HSBC Credit Facility") comprised of a $20.0 million revolving letter of credit facility renewable annually for up to three years and a $37.0 million term loan facility, which was used to finance the repurchase of a portion of the Company's Senior Notes. The term loan bore interest at the lender's reserve adjusted LIBOR rate plus a margin of 3.5%. In 2002, the Company prepaid $32.4 million of the term loan. In connection with this early repayment of the term loan, the Company recorded a charge of $11.8 million for the write-off of a proportionate share of unamortized deferred financing costs associated with the facility.

         On December 18, 2002, the Company amended the HSBC Credit Facility to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the Company's assets other than its intellectual property; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-2 per cent per annum. As of December 31, 2004, there were no borrowings under the HSBC revolver and $0.3 million of letters of credit were outstanding.

         In consideration for the HSBC Credit Facility, the Company issued warrants to HSBC to purchase up to 1,125,000 shares of the Company's common stock. These warrants had an exercise price of $2.41 and a life of five years. The fair value for the warrants was recorded as deferred financing costs. In December 2002, HSBC exercised 750,000 warrants and received 442,665 shares of common stock under a Cashless Exercise Ratio provision of the warrants. In February 2003, HSBC exercised all of its remaining warrants.

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

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

5.       Debt Financing (continued)

         In consideration for the Security Agreement, the Company issued Mr. Perlmutter 6,904,964 warrants. These warrants had an exercise price of $2.07 and a life of five years. The aggregate value of the exercisable warrants was $13.0 million and were recorded as deferred financing costs. Due to the prepayment of the Company's term loan, all related deferred financing costs, have initially been amortized over the initial three year term of the HSBC Credit Facility using the effective interest method and were subsequently written off on an accelerated basis as of December 31, 2002. During 2003, all of such warrants were exercised.

6.       8%   Cumulative   Convertible    Exchangeable   Preferred   Stock   and
         Stockholders' Equity

         Each share of the 8% cumulative convertible exchangeable preferred stock (the "8% Preferred Stock") was convertible into 1.559 fully paid and non-assessable shares of common stock of the Company. On November 18, 2002, the Company completed an Exchange Offer whereby 17.6 million shares (85%) of its 8% Preferred Stock were tendered in exchange for 36.8 million shares of its common stock utilizing a 2.085 exchange rate - or a premium of .526 shares. In connection with the Exchange Offer, the Company recorded a non-cash charge of $55.3 million (representing the fair value of the additional common shares (the premium) issued in the Exchange Offer) as a preferred dividend in the fourth quarter of 2002, in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt." On March 31, June 30, September 30 and December 31, 2002, the Company issued 413,067, 400,538, 407,971 and 64,239 shares, respectively, of 8% Preferred Stock in payment of dividends declared and payable to stockholders of record on those dates. Conversions of preferred shares into common shares totaled 28,207,683 during the year ended December 31, 2002.

         On March 30, 2003, the Company converted all remaining outstanding shares of its 8% Preferred Stock (3.3 million shares) at the stated conversion rate of 1.559 shares of the Company's common stock per each share of 8%
Preferred Stock. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 under
Section 3(a)(9) of that act.

         Under the terms of the 8% Preferred Stock, the Company was able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days on which the closing price of the Company's common stock exceeded $7.70 per share; March 18, 2003 marked the 10th consecutive trading day on which the Company's common stock's closing price met this criterion. During the three month period ended March 30, 2003, the Company issued 5.3 million shares of common stock in the conversion. The conversion increased the trading float and liquidity of the Company's common stock and extinguished the Company's obligation to redeem any remaining shares of 8% Preferred Stock for $6.67 per share in cash in 2011.

7.       Stock Compensation Plan

         Under the terms of the Company's 1998 Stock Incentive Plan (the "1998 Plan"), incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares may be granted to officers, employees, consultants and directors of the Company and its subsidiaries. Under the 1998 Plan, 24.0 million shares, including options described below, may be the subject of awards, and up to 6.0 million shares may be the subject of awards granted to any individual during any calendar year.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

7.   Stock Compensation Plans (continued)

         Information with respect to options issued under the 1998 Plan are as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                      Shares        Price
                                                -------------------------------

 Outstanding at January 1, 2002...............    14,891,312      $   3.07
    Canceled..................................      (426,312)     $   4.17
    Exercised.................................      (545,748)     $   3.13
    Granted...................................     2,563,501      $   4.90
                                                ---------------
 Outstanding at December 31, 2002.............    16,482,753      $   3.33
    Canceled..................................      (104,216)     $   6.36
    Exercised.................................    (4,068,561)     $   3.00
    Granted...................................     2,315,438      $  13.69
                                                ---------------
 Outstanding at December 31, 2003.............    14,625,414      $   5.04
    Canceled..................................      (281,466)     $  12.43
    Exercised.................................      (527,202)     $   3.99
    Granted...................................     1,333,500      $  23.29
                                                ---------------
 Outstanding at December 31, 2004.............    15,150,246      $   6.55
                                                ===============


         Stock options outstanding at December 31, 2004 are summarized as follows:


                                                 Weighted
                                                 Average          Weighted                            Weighted
                              Outstanding        Remaining        Average         Exercisable          Average
           Range of           Options at        Contractual       Exercise             at             Exercise
       Exercise Prices     December 31, 2004   Life -- (Years)     Price       December 31, 2004        Price
     --------------------------------------------------------------------------------------------------------------

        $1.59 - $3.25          6,317,144            3.12           $ 2.38           6,302,140           $ 2.38
        $3.29 - $6.61          5,452,915            5.50           $ 4.67           4,787,473           $ 4.59
        $6.69 - $11.63         1,076,750            8.27           $ 9.21             382,247           $ 9.52
       $15.42 - $21.50         1,803,437            5.53           $ 18.74            652,435          $ 19.17
       $25.00 - $35.00           500,000            4.34           $ 30.00            500,000          $ 30.00


         At December 31, 2002, 2003 and 2004, there were 13,211,499,  11,280,056 and 12,624,295 exercisable options with a weighted average exercise price of $3.12, $3.82 and $5.40, respectively.

         Options granted under the 1998 Plan vest generally in three equal installments beginning 12 months after the date of grant. At December 31, 2004, 2,819,438 shares were available for future grants of options and rights. At December 31, 2004, the weighted average remaining contractual life of the options outstanding is 4.67 years.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

7.       Stock Compensation Plans (continued)

         On November 30, 2001, the Company entered into a six year employment agreement with Mr. Perlmutter. The agreement, among other things provides for a minimal salary and six year options to purchase 5,925,000 common shares at a price of $2.41 per share. The options may be exercised at any time. Shares obtained upon the exercise of options are restricted shares until they fully vest. The vesting period for the shares is one third on the fourth, fifth and sixth anniversary of the agreement. At December 31, 2004, all 5,925,000 options remain unexercised.

         Information with respect to restricted stock issued under the 1998 Plan are as follows:


                                                           Shares
                                                     -------------------

    Granted during 2003..............................       304,628
    Forfeited during 2003............................             -
                                                     -------------------
 Outstanding at December 31, 2003....................       304,628
    Granted during 2004..............................       214,800
    Forfeited during 2004............................        (5,289)
                                                     -------------------
 Outstanding at December 31, 2004....................       514,139
                                                     ===================


         Restricted stock granted by the Company generally vests between the second and the third anniversary date of the grant provided that the recipient is still employed by the Company. The aggregate market value of the restricted stock at the dates of issuance of $5.3 million in 2003 and $4.0 million in 2004 has been recorded as deferred compensation, a separate component of stockholders' equity, and is being amortized over the vesting period.

         Among the 2003 grants of restricted stock was a grant of 150,000 shares to the Company's Chairman. Such grant vests over a five-year period - with one-half of such vesting in March 2005.

         As of December 31, 2004, the Company had reserved shares of common stock for issuance as follows:

               Issuance of restricted stock................       514,139
               Exercise of common stock options............    17,455,588
                                                            ---------------
               Total.......................................    17,969,727
                                                            ===============

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

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

         During the year ended December 31, 2002, the Company's largest three customers accounted for approximately 15%, 9% and 4% of total net sales. During the year ended December 31, 2003, the Company's largest three customers accounted for approximately 15%, 7% and 4% of total net sales. During the year ended December 31, 2004, the Company's largest three customers accounted for approximately 13%, 12% and 4% of total net sales. Additionally, net sales included license royalty income and toy service fees (classified in the Toy segment) from Toy Biz Worldwide, Ltd. ("TBW") (see Note 9) during 2002, 2003 and 2004 aggregated $21.8 million, $64.8 million and $15.2 million, respectively.

         The Company's wholly-owned Hong Kong subsidiary supervises, with agency support and other duties from TBW, the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit and other cash instruments. During the years ended December 31, 2002, 2003, and 2004 international sales were approximately 23%, 24%, and 35%, respectively, of total net toy sales. During the years ended December 31, 2002, 2003, and 2004 the Hong Kong operations reported operating income (loss) of approximately ($28,000), $2,536,000 and $6,336,000 and income before income taxes of approximately $3,000, $2,536,000 and $6,362,000, respectively. At December 31, 2003 and 2004, the Company had assets in Hong Kong of approximately $7,191,000 and $5,530,000, respectively, excluding amounts due from the Company. The Hong Kong subsidiary's retained earnings were $47,116,000 and $52,365,000 at December 31, 2003 and 2004, respectively. Repatriation of such earnings to the United States would bear nominal income taxes, if any.

9.       Toy Licenses

         During 2001, the Company entered into a license agreement with an unrelated Hong Kong company, TBW, covering the manufacture and sale of toy action figures and accessories of all Marvel characters other than those based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. TBW opted to use the Toy Biz name for marketing purposes, but Marvel has neither an ownership in TBW nor any financial obligations or guarantees related to TBW. The license agreement has a term of 5 1/2 years and included the payment to Marvel of a royalty advance of $20.0 million. In addition, the Company and TBW have entered into other agreements which require Marvel to provide TBW with certain administrative and management support for which TBW reimburses Marvel. Such reimbursements have been classified as service fee income in the accompanying financial statements. Additionally, TBW provided certain administrative oversight functions on behalf of the Company and received commissions of $0.6 million in 2002 and 2003, and $0.2 million in 2004. As of December 31, 2002, the Company had recognized the total $20.0 million advance into revenue. During the years ended December 31, 2002, 2003 and 2004, the Company earned royalties from TBW of $10.5 million, $29.6 million, and $9.3 million, respectively, from TBW's sale of Marvel related toy products licensed to TBW. Additionally, the Company earned service fee income from TBW of $35.2 million in 2003 and $5.9 million in 2004 in exchange for design, marketing and sales services performed by the Company. Through December 2002, the Company received a service fee based on TBW's profits, which amounted to $11.3 million in 2002.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

9.   Toy Licenses (continued)

         During 2001, the Company entered into a license agreement to manufacture and distribute a line of toys based on the Lord of the Rings' characters. This agreement requires minimum royalty payments to New Line Cinema over the three year term of $15.0 million, all of which had been paid as of December 31, 2003. Through December 31, 2002, 2003 and 2004, the Company has cumulatively recognized $11.9 million, $14.4 million and $15.0 million, respectively, classified as selling, general and administrative expenses, associated with this license agreement. Under the present agreement, the Company may continue to sell Lord of the Rings toys through December 31, 2005.

         In addition to toys based on movies and television shows based on Spider-Man and produced by Sony Pictures, the Company continues to distribute toys based on characters from the Lord of the Rings. These operations are not affected by the license and other arrangements with TBW.


10.      Income Taxes

         The provision (benefit) for income taxes is summarized as follows:


                                                                              Years ended December 31,
                                                                   ------------- -- ------------- -- -------------
                                                                       2002             2003             2004
                                                                   -------------    -------------    -------------
                                                                                   (in thousands)
       Current:
                Federal.......................................       $      -        $    4,121       $   51,514
                State and local...............................            590             1,886            2,397
                Foreign.......................................            405             1,095            3,117
                                                                   -------------    -------------    -------------
                                                                          995             7,102           57,028
                                                                   -------------    -------------    -------------
       Deferred:
                Federal.......................................         10,907             5,711           12,097
                State and local...............................              -           (14,089)          (4,494)
                                                                   -------------    -------------    -------------
                                                                       10,907            (8,378)           7,603
                                                                   -------------    -------------    -------------

       Income tax expense (benefit)...........................       $ 11,902        $   (1,276)      $   64,631
                                                                   =============    =============    =============

         The differences between the statutory Federal income tax rate and the effective tax rate are attributable to the following:


                                                                                  Years ended December 31,
                                                                         --------------------------------------------
                                                                            2002            2003             2004
                                                                         -----------     ------------     -----------
        Federal income tax provision computed at the statutory rate....     35.0%           35.0%            35.0%
        State and local taxes, net of Federal income tax benefit.......      0.6%            1.0%             1.9%
        Joint venture minority interest................................        -               -             (2.9)%
        Valuation allowance............................................        -           (38.2)%           (3.0)%
        Foreign taxes..................................................      1.0%            0.4%            (0.5)%
        Purchase accounting............................................     (5.6)%             -                -
        Other..........................................................     (0.2)%           1.0%             0.7%
                                                                         -----------     ------------     -----------
        Total provision for income taxes...............................     30.8%           (0.8)%           31.2%
                                                                         ===========     ============     ===========

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

10.  Income Taxes (continued)

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


                                                                                      December 31,
                                                                             -------------------------------
                                                                                 2003              2004
                                                                             -------------     -------------
                                                                                     (in thousands)
        Deferred tax assets:
                 Accounts receivable....................................      $     304         $     150
                 Inventory..............................................          2,079             1,010
                 Depreciation/ amortization.............................          1,077             1,025
                 Sales reserves.........................................          2,322             1,541
                 Employment reserves....................................            464             2,386
                 Minimum pension liability..............................              -             1,558
                 Other reserves.........................................          3,420            11,234
                 Net operating loss carryforwards.......................         45,018            28,938
                 Tax credit carryforwards...............................          4,561                 -
                 Other..................................................            720               493
                                                                             -------------     -------------
                 Total gross deferred tax assets........................         59,965            48,335
                 Less valuation allowance...............................         (7,037)             (887)
                                                                             -------------     -------------
                 Net deferred tax assets................................         52,928            47,448
                                                                             -------------     -------------
        Deferred tax liabilities:
                 Joint venture interest.................................            750                 0
                 Unremitted foreign earnings............................              0               386
                 Licensing, net.........................................          5,735             6,498
                                                                             -------------     -------------
                 Total gross deferred tax liabilities...................          6,485             6,884
                                                                             -------------     -------------
        Net deferred tax asset .........................................      $  46,443         $  40,564
                                                                             =============     =============

         During 2004, the Company completely utilized its Federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $336 million, which will expire in various jurisdictions in the years 2005 through 2023. As of December 31, 2004, there is a valuation allowance of $0.9 million against certain capital loss and foreign net operating loss carryforwards, as there is no assurance that such assets will be realized in the future. The net change in the valuation allowance during the year ended December 31, 2004 was a decrease of $6.2 million. Based upon the Company's positive operating results and forecasts, the valuation allowance against deferred tax assets for state and local net operating losses was released.

         During 2004, the Internal Revenue Service concluded its examination of the Company for the 1995 through 1998 years. As expected, the effects of the adjustments were not material to the Company's financial position, results of operations or cash flows. The Company is also under examination by various state and local jurisdictions, the results of which are also not expected to be material to the Company's financial position, results of operations or cash flows.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

11.      Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2003 and 2004 is as follows:


                                                             2003                                         2004

             Quarter Ended             March 31   June 30  September 30  December 31  March 31  June 30  September 30  December 31
             --------------            --------  --------  ------------  -----------  --------  -------  ------------  -----------
                                                                 *                                                          **
                                                                  (in thousands, except per share data)

Net sales............................  $ 87,377  $ 89,966    $ 84,536     $ 85,747    $122,326  $155,467   $135,183    $100,492
Gross profit.........................    67,093    72,824      64,328       63,915      81,803    92,607     96,865      82,604
Net income...........................    42,221    32,753      63,178       13,496      31,270    29,131     34,352      30,124
Preferred dividend requirement.......     1,163         -           -            -           -         -          -           -
Net income attributable to common
   stock.............................    41,058    32,753      63,178       13,496      31,270    29,131     34,352      30,124
Basic net income per common share
   before extraordinary gain and
   cumulative effect of change in
   accounting principle..............  $   0.45  $   0.33    $   0.62     $   0.13    $   0.29  $   0.27   $   0.32    $   0.29
Dilutive net income per common share
   before extraordinary gain and
   cumulative effect of change in
   accounting principle..............  $   0.38  $   0.28    $   0.57     $   0.12    $   0.27  $   0.25   $   0.30    $   0.27

         *Quarterly financial data for the quarter ended September 30, 2003 include a tax benefit of $31.5 million associated with the release of the valuation allowance for deferred tax assets.

         **Quarterly financial data for the quarter ended December 31, 2004 include a charge to operations of $4.0 million for the early termination of a lease and a tax benefit of $6.2 million associated with the release of the valuation allowance for deferred tax assets.

         The income per common share computation for each quarter and year are separate calculations. Accordingly, the sum of the quarterly income per common share amounts may not equal the loss per common share for the year.

12.      Related Party Transactions

         An affiliate of the Company, which is wholly-owned by Mr. Perlmutter, CEO and a major stockholder, acts as the Company's media consultant in placing the Company's advertising and receives certain fees and commissions based on the cost of the placement of such advertising. During the years ended December 31, 2002, 2003, and 2004, the Company paid fees and commissions to the affiliate totaling approximately $102,000, $157,000 and $330,000, respectively, relating to such advertisements.

         The Company shares office space and certain general and administrative costs with the aforementioned affiliate. Rent allocated to this affiliate for the years ended December 31, 2002, 2003 and 2004 was approximately $83,000, $87,000 and $85,000, respectively. While certain costs are not allocated among the entities, the Company believes that it bears its proportionate share of these costs.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

12.  Related Party Transactions (continued)

         Avi Arad, an officer, member of the Board of Directors, and stockholder is paid royalties for toys he invented or designed of approximately $684,000, $867,000 and $850,000 during the years ended December 31, 2002, 2003, and 2004, respectively. In addition, an entity wholly-owned by Mr. Arad provides production services in connection with the Company's animated television series. During the years ended December 31, 2002, 2003 and 2004, the Company paid production fees to this affiliate of approximately $300,000, $628,000 and $280,000, respectively. At December 31, 2003 and 2004, the Company had an obligation to Mr. Arad of approximately $213,000 for unpaid royalties.

         The Company paid producer fees in regard to certain television series to a Company wholly owned by a former officer and employee of approximately $202,000 and $141,000 during the years ended December 31, 2002 and 2003, respectively. This arrangement terminated in October, 2003 and there are no further obligations.

13.      Commitments and Contingencies

         In June 2000, the Company entered into a lease agreement, as amended on December 31, 2004, for a corporate office facility. The lease term commenced in April 2001 and terminates on May 31, 2005. Approximately, $4.4 million of lease payments are guaranteed by Mr. Perlmutter. Rent expense amounted to $3.2 million, $3.2 million and $7.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. During December 2004, the Company entered into a lease amendment to effect the early termination of the lease, which generated a fourth quarter charge to operations of $4.0 million. This charge has been included in selling, general and administrative expenses in the accompanying 2004 consolidated statement of income. In August 2004, the Company entered into a lease agreement for new corporate office space. The lease term will commence on March 1, 2005 and terminate on September 29, 2011.

         Minimum rental payments under non-cancelable operating leases as of December 31, 2004 are as follows:

Year ending December 31:
         2005..........................................       $  2,431
         2006..........................................          1,603
         2007..........................................          1,621
         2008..........................................          1,740
         2009..........................................          1,765
Thereafter.............................................          2,487
                                                            -------------
Total..................................................       $ 11,647
                                                            =============


         The  following  table  sets  forth  the  Company's  other   contractual
obligations as of December 31, 2004:


              Contractual Obligations                                   Payments Due By Period
                                                    ----------------------------------------------------------------
                                                                 Less than                             More than
               (Amounts in thousands)                  Total       1 Year     1-3 Years   3-5 Years     5 Years
                                                    ----------------------------------------------------------------

Royalty Obligations................................   $   2,750   $    750    $  1,000     $  1,000     $
Other Long-Term Liabilities Reflected on the
   Company's Balance Sheet under GAAP..............         165        165          --           --           --
Expected pension benefit payments..................      13,441      1,246       2,456        2,530        7,209
                                                    ----------------------------------------------------------------
Total..............................................   $  16,356   $  2,161    $  3,456     $  3,530     $  7,209
                                                    ================================================================

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

13.  Commitments and Contingencies (continued)

         The Company is a party to a lease agreement for a public warehouse in Fife, Washington. The lease payments associated with this warehouse, which are estimated to average between $120,000 and $150,000 per year, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.

         The  following  table  sets  forth  the  Company's   other   commercial
commitments as of December 31, 2004:


        Other Commercial                                     Amount of Commitment
          Commitments                                       Expiration Per Period
---------------------------------          ---------------------------------------------------------
                                   Total      Less than                                    Over
     (Amounts in thousands)                     1 Year       1-3 Years     4-5 Years     5 Years
                                           ---------------------------------------------------------

Standby Letters of Credit.......   $327         $  -           $327         $  -          $  -


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

         Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, in New York State Supreme Court, County of New York, Mr. Hibbs commenced a putative class action alleging that the Company breached its own Terms of Sale Agreement to comic book retailers and resellers, breached its obligation of good faith and fair dealing, fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched itself. Mr. Hibbs sought certification of the putative class and his designation as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties have reached a proposed settlement in which the retailers and resellers would receive a credit to their account with the Company's exclusive distributor, depending on their prior purchases of certain comic book issues. The parties tendered that settlement to the Court for approval, but it was rejected on technical grounds. The parties have appealed the rejection of the settlement. It is not known when the Appellate Division will act on this matter or how long it will take for final approval of the settlement. In the event the matter does not settle, the Company intends to defend vigorously against the claims made in this action on their merits.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

13.  Commitments and Contingencies (continued)

         Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced an action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 lifetime employment agreement. Mr. Lee claims the right to a 10% profit participation in connection with all film and television productions that utilize Marvel characters. Marvel has answered the complaint and denied all of its material allegations. After both Mr. Lee and Marvel made partial summary judgment motions, the Court held that Mr. Lee is entitled to a 10% profit participation from Marvel's exploitation of theatrical and television productions, as well as merchandise that was both based on motion pictures containing Marvel characters and that was manufactured and sold directly by Marvel. The Court held that Mr. Lee was not entitled to any participation in merchandise licensed to third parties. Discovery on the issues of what profit Marvel made is continuing. Because the Company has historically received only a small portion of its revenues from the exploitation of theatrical and television productions, as opposed to merchandise licensing (based on its characters as they appear in its publications and more recently in theatrical and television productions), the Company does not expect this litigation to have a material effect on its future business or financial condition. No trial date has been set.

         Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series. Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. That suit was settled between the Company and Fox in February 2003. According to Tribune's complaint, Tribune settled with Fox on October 3, 2003. On December 11, 2003, the Company filed its answer, denying all material allegations of Tribune's complaint and asserting counterclaims. The action is in the discovery phase and no trial date has been set.

14.      Benefits Plans

         The Company has a 401(k) Plan covering substantially all of its employees. In addition, in connection with the 1999 sale of the assets of its Fleer and Skybox International subsidiaries, the Company retained certain liabilities related to a defined benefit pension plan for certain of those subsidiaries' employees. In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Assuming a discount rate of 6.25% for the 2004 expense, 5.75% for the obligation and an expected rate of return of 7.00%, the accumulated benefit obligation is $20.4 million ($19.4 million as of December 31, 2003) of which $6.2 million ($4.9 million as of December 31, 2003) is unfunded at December 31, 2004. This amount is recorded as a component of accumulated other comprehensive loss and is being amortized over the estimated remaining lives of the participants. Plan expenses for the years ended December 31, 2002, 2003 and 2004 were not significant.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

14.  Benefit Plans (continued)

         The following tables show disclosure amounts for the 2004 financial statements as required under SFAS No. 87 as amended by SFAS No. 132. These figures are based on the population data and actuarial assumptions as of January 1, 2003 and January 1, 2004 and on a September 30 measurement date.


                                                                           2003               2004
                                                                      ---------------    ----------------

  Accumulated Benefit Obligation, End of Year.....................     $ 19,361,711        $ 20,353,200
                                                                      ===============    ================

  Change in Projected Benefit Obligation
  Projected Benefit Obligation, October 1.........................     $ 18,749,102        $ 19,361,711
  Service cost....................................................                -                   -
  Interest cost...................................................        1,199,488           1,172,399
  Plan amendments.................................................                -                   -
  Assumption changes..............................................        1,022,710           1,056,513
  Actuarial (gain)/loss...........................................         (352,691)             25,234
  Benefits paid...................................................       (1,256,898)         (1,262,657)
                                                                      ---------------    ----------------
  Projected benefit obligation, September 30......................     $ 19,361,711        $ 20,353,200
                                                                      ===============    ================

  Change in plan assets
  Plan assets at fair value, October 1............................     $ 14,198,302        $ 14,416,890
  Actual return on plan assets....................................        1,363,631             652,682
  Company contributions...........................................          111,855             317,116
  Benefits paid...................................................       (1,256,898)         (1,262,657)
                                                                      ---------------    ----------------
  Plan assets at fair value, September 30.........................     $ 14,416,890        $ 14,124,031
                                                                      ===============    ================

   Recognition of prepaid (accrued) and total amount recognized as of December 31
  Projected benefit obligation....................................     $(19,361,711)       $(20,353,200)
  Fair value of assets............................................       14,416,890          14,124,031
                                                                      ---------------    ----------------
  Funded status...................................................       (4,944,821)         (6,229,169)
  Unrecognized net transition (asset) obligation..................                -                   -
  Unrecognized prior service cost.................................         (593,529)           (539,837)
  Unrecognized net (gain) loss....................................        4,749,139           6,167,192
  Contribution adjustment.........................................           27,569              62,057
                                                                      ---------------    ----------------
  Prepaid (accrued) pension cost as of December 31 ...............     $   (761,642)       $   (539,757)
                                                                      ===============    ================

  Prepaid benefit cost............................................     $          -        $          -
  Accrued benefit liability.......................................       (4,917,252)         (6,167,112)
  Intangible asset................................................                -                   -
  Accumulated other comprehensive income..........................        4,155,610           5,627,355
                                                                      ---------------    ----------------
  Total recognized as of December 31..............................     $   (761,642)       $   (539,757)
                                                                      ===============    ================


                                                                           2003               2004
  Total cost for plan year
  Service cost....................................................      $         -        $         -
  Interest cost...................................................        1,199,488          1,172,399
  Expected return on plan assets..................................       (1,088,715)        (1,109,736)
  Amortization of:
     Unrecognized net (gain) loss.................................                -                  -
     Unrecognized prior service cost..............................          (53,692)           (53,692)
     Unrecognized net asset obligation............................           93,244            120,748
                                                                      --------------- -- ----------------
  Net periodic pension cost.......................................      $   150,325        $   129,719
                                                                      ===============    ================

  Other comprehensive income......................................      $   355,551        $ 1,471,745
                                                                      ===============    ================

  Measurement date................................................        9/30/2003          9/30/2004

  Assumptions used for annual expense
  Discount rate...................................................            6.75%              6.25%
  Expected return on plan assets..................................            8.00%              8.00%
  Rate of consumption increase....................................              N/A                N/A

  Assumptions used for Year-End Disclosure
  Discount rate...................................................            6.25%              5.75%
  Rate of consumption increase....................................              N/A                N/A

  -------------------------------------------------------------------------------------------------------

  Expected company contribution for 2005..........................                         $ 1,063,702

  Expected benefit payments:
     2005.........................................................                           1,246,000
     2006.........................................................                           1,224,000
     2007.........................................................                           1,232,000
     2008.........................................................                           1,250,000
     2009.........................................................                           1,280,000
     2010-2014....................................................                           7,209,000

         The amortization of any prior service cost is determined using a straight-line amortization of the cost over the expected lifetime of inactive participants in the plan, since the plan has mostly active participants.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

15.      Segment Information

         The  Company   operates  its   businesses   in  three   segments:   Toy
Merchandising and Distribution, Publishing and Licensing Segments.


                                               Toys      Publishing    Licensing   Corporate      Total
                                           ------------------------------------------------------------------
                                                                    (in thousands)
 Year  ended December 31, 2002
 Net sales.................................  $176,791     $ 64,501     $  57,754    $      -     $299,046
 Gross profit..............................    70,596       33,060        53,287           -      156,943
 Operating income (loss)...................    30,665       19,587        47,575     (17,303)      80,524

 Total capital expenditures................     2,973           22            --           -        2,995

 Total identifiable assets.................    44,147       75,637       397,735           -      517,519

                                               Toys      Publishing    Licensing    Corporate      Total
                                           ------------------------------------------------------------------
                                                                    (in thousands)
 Year  ended December 31, 2003
 Net sales.................................  $149,922     $ 73,255     $ 124,449    $      -     $347,626
 Gross profit..............................   104,758       38,953       124,449           -      268,160
 Operating income (loss)...................    77,905       25,442        83,227     (19,352)     167,222

 Total capital expenditures................     3,542            -             -           -        3,542

 Total identifiable assets.................   300,135       69,910       371,812           -      741,857

                                               Toys      Publishing    Licensing    Corporate      Total
                                           ------------------------------------------------------------------
                                                                    (in thousands)
 Year  ended December 31, 2004
 Net sales.................................  $212,791     $ 85,943     $ 214,734    $      -     $513,468
 Gross profit..............................    90,186       48,959       214,734           -      353,879
 Operating income (loss)...................    58,144       37,272       152,726     (23,729)     224,413

 Total capital expenditures................     3,431            -           155           -        3,586

 Total identifiable assets.................   156,493       64,810       493,511           -      714,814


         The Company has reevaluated and revised certain revenue and expense classifications within its internal reporting of segment performance, the same reporting that is used by executive management to monitor and make decisions on operating matters. As a result, during the fourth quarter of 2004, the Company began classifying revenue from its master toy licensee, Toy Biz Worldwide Ltd. ("TBW"), and related expenses, within its Toy segment. Previously, such revenue and expenses were classified within the Company's Licensing segment. Revenues from TBW reflect a broader set of efforts on the part of the Company than do revenues from the Company's other licensees. All TBW toys produced under license from the Company are created, designed, marketed and sold for TBW by the Company's Toy segment, under an agency agreement between TBW and the Company. This is unlike other license arrangements where the Company performs no similar design, marketing or sales services. Because the services provided to TBW by the Company's Toy segment involve efforts that are similar in nature to the efforts associated with the Company's own toys, the Company believes this change will better aggregate the results derived from Marvel-branded toys developed by Marvel and more clearly reflect operating results used by management to measure the performance of the Toy operations. The Company also believes that the classification of earnings from TBW will better portray trends in Marvel toy brands designed and marketed by the Company. As a result of this change, prior-period segment information has been reclassified as follows:

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

15.  Segment Information (continued)


                   Year ended December 31, 2002           Year ended December 31, 2003           Year ended December 31, 2004
                Previously    Reclass        As        Previously    Reclass        As        Previously   Reclass         As
                 Reported    Adjustment   Adjusted      Reported    Adjustment   Adjusted     Reported    Adjustment    Adjusted
                ----------- ------------- ----------   ----------- ------------- ----------   ----------- ------------- ----------
                                                                 (in thousands)
Net Sales
   Toys....      $154,983      $21,808    $176,791        $85,167     $64,755     $149,922    $ 197,604     $ 15,187     $212,791
   Licensing       79,562      (21,808)     57,754        189,204     (64,755)     124,449      229,921      (15,187)     214,734
Gross Profit
   Toys....        48,788       21,808      70,596         40,003      64,755      104,758       74,999       15,187       90,186
   Licensing       75,095      (21,808)     53,287        189,204     (64,755)     124,449      229,921      (15,187)     214,734
Operating
Income
   Toys....         8,857       21,808      30,665         21,723      56,182       77,905       45,655       12,489       58,144
   Licensing       69,383      (21,808)     47,575        139,409     (56,182)      83,227      165,215      (12,489)     152,726


Toy Merchandising and Distribution Segment

         The Toy segment designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. The Company's toy products are based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon the movie trilogy Lord of the Rings (New Line Cinema). The Spectra Star division of the Company (which was closed mid-2003) designed, produced and sold kites in both mass market stores and specialty hobby shops. Spectra Star's sales amounted to $10.4 million and $1.3 million and for the years ended December 31, 2003 and 2004, respectively. Its total assets at December 31, 2004 of $4.2 million consist principally of land and buildings.

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

Licensing Segment

         The Licensing segment relates to the licensing of, or joint venture, involving the Marvel Characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties; in a variety of media, including feature films, television programs, and destination-based entertainment (e.g., theme parks); and for promotional use.

                            MARVEL ENTERPRISES, INC.

                                December 31, 2004

15.  Segment Information (continued)


                                     Revenue by Geographic Area*
----------------------------------------------------------------------------------------------------
                                           (in thousands)
                             2002                        2003                       2004
                 ---------------------------  -------------------------- ---------------------------

                      U.S.        Foreign         U.S.        Foreign         U.S.        Foreign
                 -----------------------------------------------------------------------------------
Licensing.....     $  47,565     $  10,189     $ 106,264     $  18,185     $ 173,806     $  40,928
Publishing....        53,678        10,823        61,363        11,892        72,779        13,164
Toys..........       132,434        44,357       118,687        31,235       140,092        72,699
                 ------------- ------------- ------------- ------------- ------------- -------------
Total.........     $ 233,677     $  65,369     $ 286,314     $  61,312     $ 386,677     $ 126,791
                 ============= ============= ============= ============= ============= =============

*   $13,560,  $54,080,  and  $11,446 of the  domestic  toy  revenue  and $8,248,
$10,675 and $3,741 of the foreign toy revenues for 2002, 2003 and 2004, respectively, are attributable to royalties and service fees from toy sales generated by TBW, which is based in Hong Kong.

                            MARVEL ENTERPRISES, INC.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                            Balance          Charged to Sales       Charged to                        Balance
                                          At Beginning         or Costs and           Other         Deductions         at End
              Description                  of Period             Expenses            Accounts           (3)          of Period
 --------------------------------------------------------------------------------------------------------------------------
                                                                (in thousands)
 Year Ended December 31, 2002
 Allowances included in Accounts
    Receivable, Net:

 Doubtful accounts--current............   $   5,275         $  3,335 (2)             $    -          $   1,151        $   7,459
 Doubtful accounts--non-current........           -                -                      -                  -                -
 Advertising, markdowns, volume
    discounts and other................      11,838           15,718 (1)                  -             15,600           11,956

 Year Ended December 31, 2003
 Allowances included in Accounts
    Receivable, Net:

 Doubtful accounts--current............       7,459            1,124 (2)                  -              3,510            5,073
 Doubtful accounts--non-current........         -                -                        -                  -                -
 Advertising, markdowns, volume
    discounts and other................      11,956           12,859 (1)                138             13,108           11,845

 Year Ended December 31, 2004
 Allowances included in Accounts
    Receivable, Net:

 Doubtful accounts--current............       5,073              499 (2)               (323)               398            4,851
 Doubtful accounts--non-current........         -
 Advertising, markdowns, volume
    discounts and other................      11,845           13,355 (1)                  -             14,033           11,167


(1) Charged to sales.
(2) Charged to costs and expenses.
(3) Allowances utilized and/or paid.