Form 10-Q
period 2005-03-31
MARVEL ENTERPRISES INC
filed 2005-04-29
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                                       OR

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

10 East 40th Street, New York, NY                      10016
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (212)-576-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Yes [X]    No [   ]

At April 27, 2005, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 105,346,501.

                                TABLE OF CONTENTS

                                                                                              Page
PART I.  FINANCIAL INFORMATION
         Item 1.    Condensed Consolidated Financial Statements (unaudited).......               1

                    Condensed Consolidated Balance Sheets as of March 31, 2005 and
                    December 31, 2004.............................................               2

                    Condensed Consolidated Statements of Income and Comprehensive
                    Income for the Three Months Ended March 31, 2005 and 2004.....               3

                    Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2005 and 2004..........................               4

                    Notes to Condensed Consolidated Financial Statements..........               5

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................              11

                    Results of Operations.........................................              13

                    Liquidity and Capital Resources...............................              15

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk....              16

         Item 4.    Controls and Procedures.......................................              16

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.............................................              18

         Item 6.    Exhibits and Reports on Form 8-K..............................              18

 SIGNATURES         ..............................................................              20

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)

                            MARVEL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     March 31,  December 31,
                                                                                       2005         2004
                                                                                   ---------------------------
                                                                                    (Unaudited)
                                                                                   ---------------------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $ 32,034     $ 50,071
  Short-term investments..........................................................     211,443      154,719
  Accounts receivable, net........................................................      66,614       73,576
  Inventories, net ...............................................................       7,453        6,587
  Deferred income taxes, net......................................................       7,981        7,981
  Prepaid expenses and other current assets.......................................       3,901        2,734
                                                                                   ---------------------------
        Total current assets......................................................     329,426      295,668

Molds, tools and equipment, net...................................................       5,242        5,553
Product and package design costs, net ............................................       1,230        1,249
Goodwill  .....                                                                        341,708      341,708
Accounts receivable, non-current portion..........................................      32,222       37,718
Deferred  income taxes, net ......................................................      28,645       32,583
Other assets......................................................................         318          335
                                                                                   ---------------------------

        Total assets..............................................................    $738,791     $714,814
                                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $  4,143     $  6,006
  Accrued royalties...............................................................      79,065       57,879
  Accrued expenses and other current liabilities..................................      35,910       43,962
  Minority interest to be distributed.............................................       3,386        8,428
  Income taxes payable............................................................      12,328       10,129
  Deferred revenue ...............................................................      10,208       27,033
                                                                                   ---------------------------
        Total current liabilities.................................................     145,040      153,437
Accrued rent......................................................................       1,230          165
Deferred revenue, non-current portion.............................................      17,418       14,712
                                                                                   ---------------------------
        Total liabilities.........................................................     163,688      168,314
                                                                                   ===========================

Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued........           -            -
Common stock, $.01 par value, 250,000,000 shares authorized, 120,676,702 issued and 105,335,502 outstanding in 2005 and 120,442,988 issued and 105,101,788
outstanding in 2004...............................................................       1,206        1,205
Deferred stock compensation.......................................................      (9,067)      (5,164)
Additional paid-in capital........................................................     581,887      577,169
Retained earnings.................................................................      94,664       66,943
Accumulated other comprehensive loss..............................................      (2,586)      (2,652)
Treasury stock, 15,341,200 shares.................................................     (91,001)     (91,001)
                                                                                   ---------------------------
        Total stockholders' equity................................................     575,103      546,500
                                                                                   ---------------------------

        Total liabilities and stockholders' equity................................    $738,791     $714,814
                                                                                   ===========================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ------------------------
                                                                          2005         2004
                                                                       ------------ -----------
                Net sales............................................    $ 104,144  $ 122,326
                Cost of sales........................................       12,304     40,523
                                                                       ------------ -----------
                Gross profit.........................................       91,840     81,803
                                                                       ------------ -----------
                Operating expenses:
                     Selling, general and administrative.............       43,697     32,146
                     Depreciation and amortization...................        1,033        745
                                                                       ------------ -----------
                     Total operating expenses........................       44,730     32,891
                                                                       ------------ -----------
                Equity in net income of joint venture................            -      8,117
                Other income, net....................................          846        272
                                                                       ------------ -----------
                Operating income.....................................       47,956     57,301
                Interest (income) expense, net.......................       (1,159)     3,920
                                                                       ------------ -----------
                Income before income taxes and minority interest.....       49,115     53,381
                Income tax expense...................................       18,864     22,111
                Minority interest in consolidated joint venture......        2,530        ---
                                                                       ------------ -----------
                Net income...........................................    $  27,721  $  31,270
                                                                       ============ ===========

                Basic earnings per share attributable to common
                  stock..............................................        $0.27      $0.29
                                                                       ============ ===========
                Weighted average number of basic shares outstanding..      104,561    108,392
                                                                       ============ ===========

                Diluted earnings per share attributable to common
                  stock..............................................    $    0.25  $    0.27
                                                                       ============ ===========
                Weighted average number of diluted shares
                  outstanding........................................      111,239    115,075
                                                                       ============ ===========

                Comprehensive income:
                   Net income........................................    $  27,721  $  31,270
                   Other comprehensive income........................           66         43
                                                                       ------------ -----------
                   Comprehensive income..............................    $  27,787  $  31,313
                                                                       ============ ===========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                             Three Months
                                                                            Ended March 31
                                                                        ------------------------
                                                                           2005         2004
                                                                        -----------  -----------
Cash flows from operating activities:
   Net income........................................................    $ 27,721    $  31,270
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization.....................................       1,033          745
   Provision for doubtful accounts...................................         ---          748
   Amortization of deferred financing costs..........................         ---          166
   Non-cash charge for stock-based compensation......................       1,065          621
   Tax benefit of stock option exercise..............................          53          544
   Deferred income taxes.............................................       3,938        7,859
   Minority interest in joint venture (net of distributions
     of $7,572)......................................................     (5,042)         ---
   Equity in net income from joint venture...........................         ---       (8,117)
   Changes in operating assets and liabilities:
     Accounts receivable.............................................      12,458      (21,224)
     Inventories.....................................................        (866)      (2,979)
     Distributions received from joint venture.......................         ---        3,321
     Prepaid expenses and other current assets.......................      (1,167)       1,024
     Other assets....................................................         (14)          14
     Deferred revenue................................................     (14,119)      (6,198)
     Income taxes payable............................................       2,199       12,053
     Accounts payable, accrued expenses and other current
       liabilities...................................................      11,930       24,665
                                                                         -----------  ----------
Net cash provided by operating activities............................      39,189       44,512
                                                                        -----------  -----------

Cash flows from investing activities:
   Payment of administrative claims and unsecured claims, net........         (30)        (164)
   Purchases of molds, tools and equipment...........................        (401)        (130)
   Expenditures for product and package design ......................        (271)        (320)
   Net purchases of short-term investments...........................     (56,724)     (15,698)
                                                                        -----------  -----------
Net cash used in investing activities................................     (57,426)     (16,312)
                                                                        -----------  -----------

Cash flows from financing activities:
Exercise of stock options............................................         200          641
                                                                        -----------  -----------
Net cash provided by financing activities............................         200          641
                                                                        -----------  -----------
Net increase (decrease) in cash and cash equivalents.................     (18,037)      28,841
Cash and cash equivalents, at beginning of period....................      50,071       32,562
                                                                        -----------  -----------
Cash and cash equivalents, at end of period..........................    $ 32,034    $  61,403
                                                                        ===========  ===========

Supplemental disclosures of cash flow information:
   Income taxes paid during the period...............................    $ 12,764    $   1,672


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            MARVEL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (unaudited)



         1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the three-month period ended March 31, 2005 are not necessarily indicative of those for the full year ending December 31, 2005. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain prior period amounts have been re-classified to conform with the current period's presentation.


         2.    SIGNIFICANT ACCOUNTING POLICIES

         Short-Term Investments - At March 31, 2005 and December 31, 2004, short-term investments consisted of municipal auction rate securities with auction reset periods within 35 days of purchase, classified as available-for-sale securities and stated at cost which approximates fair value.

         Accounting for Stock Based Compensation - In accordance with the provisions of SFAS 148 "Accounting for Stock-Based Compensation", the Company has elected to continue to account for its stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. However, during 2005 and 2004, stock-based compensation under APB 25 was recognized for the vesting of restricted stock. Such stock-based compensation expense amounted to $1.1 million and $0.6 million for the three-month periods ended March 31, 2005 and 2004, respectively. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                                -------------------------------
                                                                     2005            2004
                                                                -------------------------------
                                                                    (In thousands, except per
                                                                           share data)

Net income, as reported........................................      $27,721        $31,270
Net income per share attributable to common stock - basic, as
   reported....................................................         0.27          0.29
Net income per share attributable to common stock - diluted,
   as reported.................................................         0.25          0.27
Stock based employee compensation cost, net of tax, if SFAS
   123 was applied.............................................        1,323          2,919
Pro forma net income...........................................       26,398         28,351
Pro forma net income per share attributable to common stock  -
   basic.......................................................         0.25          0.26
Pro forma net income per share attributable to common stock -
   diluted.....................................................         0.24          0.25


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

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2005
                                   (unaudited)


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

         Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will soon no longer be an alternative. SFAS 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006, using the modified-prospective method as proscribed in SFAS 123(R).

         As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in a $5.4 million charge to operations in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of the Company's common stock at such dates), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $3.6 million and $14.2 million in 2004 and 2003, respectively, and $0 in 2002. Such amounts were $53,000 and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2005
                                   (unaudited)




         3.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                 March 31,      December 31,
                                                                   2005             2004
                                                               --------------  ---------------
                                                                       (In thousands)

Accounts receivable, net, consist of the following:
Accounts receivable..........................................     $ 82,195         $ 89,594
     Less allowances for:
        Doubtful accounts....................................       (4,820)          (4,851)
        Advertising, markdowns, returns, volume discounts
         and other...........................................      (10,761)         (11,167)
                                                               --------------  ---------------
          Total, net.........................................     $ 66,614         $ 73,576
                                                               ==============  ===============

Inventories, net, consist of the following:
   Finished goods............................................     $  3,112         $  3,034
   Component parts, raw materials and work-in-process........        4,341            3,553
                                                               --------------  ---------------
      Total..................................................     $  7,453         $  6,587
                                                               ==============  ===============


Accrued expenses and other current liabilities consist of the following:
   Advertising costs.........................................     $    506         $  2,444
   Inventory purchases.......................................        2,738            3,032
   Bonuses...................................................        1,364            5,545
   Pension benefits..........................................        6,449            6,538
   Litigation accruals.......................................        9,338            8,989
   Other.....................................................       15,515           17,414
                                                               --------------  ---------------
      Total..................................................     $ 35,910         $ 43,962
                                                               ==============  ===============

         EARNINGS PER SHARE

         The total number of shares of common stock outstanding as of March 31, 2005 was 105,335,502 net of treasury shares; assuming the exercise of all outstanding stock options, that number would be 120,436,891. During the three-month period ended March 31, 2005, 39,689 shares of common stock were issued through stock option exercises.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                          2005         2004
                                                       ------------ ------------
Numerator:
   Net income.........................................   $27,721       $31,270
                                                       ============ ============

Denominator:
   Denominator for basic earnings per share...........   104,561       108,392
   Effect of dilutive warrants /options/ restricted
     stock............................................     6,678         6,683
                                                       ------------ ------------
   Denominator for diluted earnings per share -          111,239       115,075
     adjusted weighted average shares and assumed
     conversions......................................
                                                       ============ ============

Basic earnings per share..............................     $0.27        $0.29
                                                       ============ ============
Diluted earnings per share............................     $0.25        $0.27
                                                       ============ ============

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2005
                                   (unaudited)


         5.    SEGMENT INFORMATION

         The Company's business is divided into three operating segments: Toy, Publishing and Licensing.

Toy Segment

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

                                         Three month period ended March 31, 2005
                              --------------------------------------------------------------

                               Licensing    Publishing     Toys     Corporate       Total
                              --------------------------------------------------------------
                                                      (In thousands)

Net sales...................    $71,226      $22,418     $10,500   $     ---      $104,144
Gross profit................     71,226       12,477       8,137         ---        91,840
Operating income (loss).....     39,696        8,885       4,377      (5,002)       47,956

                                         Three month period ended March 31, 2004
                              --------------------------------------------------------------
                               Licensing    Publishing     Toys     Corporate       Total

                              --------------------------------------------------------------
                                                      (In thousands)

Net sales...................    $46,860      $19,644     $55,822   $     ---      $122,326
Gross profit................     46,860       10,714      24,229         ---        81,803
Operating income (loss).....     35,941*       7,310      18,166      (4,116)       57,301


         (*) Includes equity in net income of joint venture of $8,117 for the three month period ended March 31, 2004. The Joint Venture was consolidated effective April 1, 2004.

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2005
                                   (unaudited)


         6.    BENEFIT PLANS

         In connection with the 1999 sale of a subsidiary, the Company retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of such subsidiary (the "Fleer/Skybox Plan"). In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Assumptions used for the 2005 and 2004 expense include a discount rate of 5.75% and 6.25%, respectively, and an expected rate of return on plan assets of 7.0% and 8.0%, respectively.

                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                            2005          2004
                                                         ------------ ------------
                                                               (In thousands)
Total cost for plan period
   Service cost.........................................   $  ---        $  ---
   Interest cost........................................      284           294
   Expected return on plan assets.......................     (240)         (278)
   Amortization of:
      Unrecognized net transition obligation (asset)....      ---           ---
      Unrecognized prior service cost...................      (14)          (13)
      Unrecognized net (gain)/loss......................       45            30
                                                         ------------ ------------
Net periodic pension cost...............................   $   75        $   33
                                                         ============ ============


         INCOME TAXES

         The Company's effective tax rate for the three months ended March 31, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of Spider-Man Merchandising, L.P. (the "Joint Venture"), and Federally tax-free investment returns. The Company's effective tax rate for the three months ended March 31, 2004 (41.4%) was higher than the Federal statutory rate due primarily to state and local taxes and foreign taxes.


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

                            MARVEL ENTERPRISES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2005
                                   (unaudited)


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

         Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced an action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 lifetime employment agreement. Mr. Lee claimed the right to a 10% profit participation in connection with all film and television productions that utilize Marvel characters. On April 20, 2005, the Company and Mr. Lee settled all disputes related to all prior and future periods in exchange for a lump sum payment due May 2005. The results of operations for the quarter ended March 31, 2005 included a charge of $10 million to increase previously established reserves, which were established for amounts Mr. Lee claimed to be owed for prior periods.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed herein concerning the Company's business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report. When used in this Form 10-Q, the words "intend", "estimate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by the
Company: (i) a decrease in the level of media exposure or popularity of the Company's characters, (ii) financial difficulties of the Company's major licensees, (iii) delays and cancellations of movies and television productions based on the Company's characters, (iv) poor performance of major movies based on the Company's characters, (v) toy-production delays or shortfalls, continued concentration of toy retailers, and toy inventory risk and (vi) significant appreciation of the Chinese currency against other currencies and the imposition of quotas or tariffs on products manufactured in China. In addition, in connection with the proposed film slate described below, the following factors, among others, could cause the Company's or the film slate's financial performance to differ materially from that expressed in any forward-looking statements made by the Company: whether the film slate will close, Marvel's ability to attract and retain creative talent, the popularity of Marvel's films, the expense associated with producing the films, union activity which could interrupt film production, that Marvel has in the past, worked along side film studios on its film projects, changes or disruptions in the way films are distributed, piracy of films and related products, a limited number of releases, fluctuations in reported income or loss related to the accounting of film production activities, and Marvel's dependence on a single distributor to distribute films included in the film slate. For further discussion of the factors described above, please see the section entitled "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" in our 2004 10-K and our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005. These forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

         A key driver of operating results is the successful release of major entertainment programming, such as movies, published materials and television shows, based on the Company's characters, which fuels demand for all products based on the featured characters. In 2004, the Company benefited from one major theatrical release that fueled growth in its businesses: Spider-Man 2. This release resulted in increased awareness of this character family, which subsequently drove sales of Marvel-branded licensed products, published materials and toys based on this character. The Company's results are partially dependent on the successful release of theatrical films and acceptance of products developed for the characters appearing in the films. Marvel is involved in the creative direction of all entertainment projects based on its characters. During late April 2005, the Company obtained a binding financing commitment from Merrill Lynch Commercial Finance Corp., for a $525 million non-recourse revolving credit facility over seven years to permit the Company to fund the production of a film slate. The non-recourse element of this structure limits the Company's cash risk to un-reimbursed film development costs and general incremental overhead. The credit facility will be secured by a pledge of the intellectual property rights for ten Marvel characters for use in films, including Captain America and Nick Fury. The Company will retain all other rights to the characters, including merchandising rights. The financing is subject to numerous contingencies, including the negotiation of a definitive distribution agreement with Paramount Pictures; the negotiation of definitive agreements related to the credit facility; the absence of any material adverse change in the Company's business or any adverse change in financial, banking or capital market conditions that would materially and adversely affect Merrill's ability to syndicate film or entertainment financings generally and the absence of changes in senior management of the Company or its Marvel Studios division. There is no assurance that the financing will be completed.

Licensing

         Marvel's Licensing segment is responsible for the merchandising, licensing and promotions of Marvel's characters worldwide. The Licensing segment expanded its overseas businesses in 2004 through newly established offices located in London and Tokyo. The Licensing segment is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The Licensing segment is also focusing on entering into licenses in new product categories, such as the wireless category, which was first licensed in late-2004. The Company typically enters into multi-year merchandise license agreements that specify guaranteed minimum royalty payments and include a significant down-payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, which is normally upon the effective date of the agreement. The remaining balance of the guaranteed payments, reflected as accounts receivable, is due in accordance with the periodic schedule as specified in each agreement. If sales of the licensee's merchandise are high enough to entitle the Company to royalties in excess of the amount of the minimum royalty guarantee (which excess amounts are defined as "overages"), the Company receives the remaining balance of the guaranteed payment sooner than provided for in the agreement's payment schedule. Overages are not recognized as revenue, in most cases, until the minimum guaranteed payments are fully collected. Licensing fees collected in advance of the period in which revenue would be recognized are recorded as deferred revenue.

         During the three month period ended March 31, 2004, merchandise license income related to Spider-Man movie characters, other than for action figure and accessory toys, was recorded through the Company's investment in the Joint Venture. Effective April 1, 2004, the Joint Venture is included in the Company's consolidated results. Revenue derived from the Joint Venture for the first quarter of 2005, and included in the table below, was $11.0 million.

         Revenue recognized under license agreements during the three months ended March 31, 2005 and 2004 was generated within the business categories set forth below. The table does not include revenues from the Company's master toy licensee, Toy Biz Worldwide Ltd. ("TBW"), as such revenue is recorded in the Company's Toy segment. The "Other" category includes licensing revenue from domestics, collectibles and other:

                                                     Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                      2005          2004
                                                  -------------  -----------
                                                        (in millions)

     Apparel and accessories.....................   $  24.8       $  19.7
     Entertainment (including studios, themed
       attractions and electronic games).........      24.9           5.4
     Toys........................................       5.1           6.4
     Other.......................................      16.4          15.4
                                                  -------------  -----------
     Total.......................................   $  71.2       $  46.9
                                                  =============  ===========

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

Toys

         The 2005 business outlook for toys is closely tied to the scheduled release in July of the movie Fantastic Four. Retailers have developed strategies to fully embrace the Fantastic Four property. In addition, the Company should benefit from continuing sales of other brands in the Marvel Universe of characters.

         The only toys produced by or for the account of the Company during 2004 and 2005 were (i) toys based on Spider-Man movies and television shows produced by Sony Pictures, and (ii) toys based on the Lord of the Rings movie trilogy.

         The Company has licensed the right to make all other toys based on Marvel characters to licensees. TBW is the Company's master toy licensee for action figures and accessories. Marvel does the product development, marketing and sales for TBW, and the Company records income from TBW, and related expenses, in the Toy segment. All royalties received by the Company from the sales of other licensed toys are recorded as royalties in the Company's Licensing segment, as the Company does no product development, marketing, sales or other services for these licensees.



Results of Operations

Three month period ended March 31, 2005 compared with the three month period
----------------------------------------------------------------------------
ended March 31, 2004
--------------------

Net Sales

                                       Three Months ended
                                            March 31,
                                    ------------------------
                                       2005         2004       Change
                                    -------------------------------------
                                     (dollars in millions)

Licensing..........................  $  71.2       $  46.9      52%
Publishing.........................     22.4          19.6      14%
Toys...............................     10.5          55.8     (81)%
                                    -----------  -----------
Total..............................   $104.1        $122.3     (15)%
                                    ===========  ===========

         The Company's net sales of $104.1 million in the first quarter of 2005 were lower than net sales in the first quarter of 2004, which amounted to $122.3 million. Prior to April 1, 2004, licenses related to the Spider-Man 2 movie were recorded as equity in Joint Venture, not Licensing segment sales. Effective April 1, 2004, the Joint Venture is included in the Company's consolidated results. Revenue derived from the Joint Venture for the first quarter of 2005 and included in the table above was $11.0 million. The overall increase ($24.3 million) in Licensing revenue was greater than the effect of the consolidation of the Joint Venture because of an increase in Licensing revenue. This increase was due to continued momentum in both domestic and international licensing resulting from the exploitation of the Company's broad array of characters. Overages, which are license revenues in excess of minimum guarantees, were $20.9 million in the first quarter of 2005 (including $10.7 million associated with the Joint Venture) versus $7.9 million in the first quarter of 2004.

         Sales from the Publishing segment increased $2.8 million to $22.4 million in the first quarter of 2005 fueled by increases in sales of comics and trade paperbacks.

         As anticipated, sales from the Toy segment decreased $45.3 million to $10.5 million in the first quarter of 2005, primarily due to a decrease in the sales of action figures and accessories based on characters associated with the Spider-Man 2 theatrical release.

Gross Profit

                                            Three Months ended March 31,
                                  ----------------------------------------------
                                           2005                     2004
                                    Amount      Margin       Amount     Margin
                                  ---------- ------------ ------------ ---------
                                                (dollars in millions)

Licensing......................      $  71.2     100%        $  46.9      100%
Publishing.....................         12.5      56%           10.7       55%
Toys...........................          8.1      77%           24.2       43%
                                  -----------             -------------
Total..........................      $  91.8      88%        $  81.8       67%
                                  ===========             =============

         Gross profit increased $10.0 million to $91.8 million in the first quarter of 2005, due to increased revenues in the Licensing segment. The Company's gross profit as a percentage of sales increased to 88% in the first quarter of 2005, as compared to 67% in the first quarter of 2004, due to an increase in Licensing segment revenues as a percentage of total revenue. In addition, gross margins in the Toy segment increased from 43% to 77% as a result of a shift in revenue derived from the Company's direct sales of toys to royalty and service fee revenue derived from licensed toy sales.

Selling, General and Administrative Expenses

                                           Three Months ended March 31,
                                 -----------------------------------------------
                                           2005                     2004
                                               % of Net                % of Net
                                    Amount       Sales       Amount      Sales
                                 ------------ ------------ ---------- ----------
                                              (dollars in millions)

Licensing......................    $  31.5        44%        $  19.0      41%
Publishing.....................        3.6        16%            3.4      17%
Toys...........................        3.0        29%            5.6      10%
Corporate Overhead.............        5.6        N/A            4.1      N/A
                                 -------------             -----------
Total..........................    $  43.7        42%        $  32.1      26%
                                 =============             ===========

         Selling, general and administrative ("SG&A") expenses increased $11.6 million to $43.7 million in the first quarter of 2005, primarily due to the $10 million charge associated with the Stan Lee settlement recorded in the first quarter of 2005. As a result of this charge, consolidated SG&A as a percentage of net sales increased to 42% in the first quarter of 2005 as compared to 26% in the first quarter of 2004. General corporate expenses increased $1.5 million in the first quarter of 2005 principally due to increased legal fees.

         The Company participates with Sony in the Joint Venture, whose purpose is to pursue licensing opportunities, other than action figure and accessory toys, relating to characters based upon movies and television shows featuring Spider-Man and produced by Sony. The Company accounted for the activity of the Joint Venture under the equity method until April 1, 2004. Effective April 1, 2004, the operations of the Joint Venture have been included in the accompanying consolidated financial statements (within Licensing, above).

Operating Income

                                            Three Months ended March 31,
                                   ---------------------------------------------
                                            2005                    2004
                                     Amount       Margin     Amount     Margin
                                   -----------  ---------- ---------- ----------
                                               (dollars in millions)

Licensing                            $  39.7       56%       $  35.9      77%
Publishing                               8.9       40%           7.3      37%
Toys                                     4.4       42%          18.2      33%
Corporate Overhead                      (5.0)      N/A          (4.1)     N/A
                                   -------------           -----------
Total                                $  48.0       46%       $  57.3      47%
                                   =============           ===========

         Operating income decreased $9.3 million to $48.0 million in the first quarter of 2005, primarily due to the $10 million charge for the Stan Lee settlement included in the Licensing segment. As a percentage of sales, operating margins in the first quarter of 2005 remained consistent with the first quarter of 2004. Excluding the impact of the additional charge for this settlement, operating margins would have increased to 56% of net sales in the first quarter of 2005 predominantly due to the shift towards a higher weighting of the Licensing segment, which has the highest margins. Operating margins increased in both the Publishing and Toy segments as a result of shifts in product mix.

         The Company had net interest income of $1.2 million in the first quarter of 2005, compared to net interest expense of $3.9 million in the first quarter of 2004. This was the result of the redemption of the Company's 12% senior notes on June 15, 2004. Interest income was earned on the Company's cash equivalents and short-term investments.

         The Company's effective tax rate for the three months ended March 31, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns. The Company completely utilized its Federal net operating loss carryforwards in 2004. The Company retains various state and local net operating loss carryforwards of approximately $318 million, which will expire in various jurisdictions in years 2005 through 2023.

         The Company is under examination by various state and local jurisdictions, the results of which are not expected to be material to the Company's financial position, results of operations or cash flows.


Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash and cash equivalents, short-term investments and cash flows from operations. The Company anticipates that its primary uses for liquidity will be to conduct its business and to continue to pursue its stock repurchase program.

         Net cash provided by operating activities was $39.2 million for the three-month period ended March 31, 2005 as compared to net cash provided by operating activities of $44.5 million for the three-month period ended March 31, 2004. Operating cash flows in the first quarter of 2004 included the benefit of NOL carryforwards, which were fully utilized as of March 31, 2004.

         At March 31, 2005, the Company had working capital of $184.4 million.

         During the first quarter of 2004, the Company had outstanding senior notes due June 15, 2009 which bore interest at 12% per annum. The Company redeemed all of such notes on June 15, 2004 with available cash resources.

         The Company maintains a credit facility with HSBC Bank USA ("HSBC Credit Facility") to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of March 31, 2005, $0.3 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company's operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the tangible assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company's domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

         On July 12, 2004, the Company announced a $100 million common stock repurchase program. Pursuant to the authorization, the Company may at its option, purchase shares of its common stock from time to time in the open market or through privately negotiated transactions through the earlier of January 2006 or such time as $100 million of the Company's shares have been repurchased under the program. The Company's largest stockholder, Vice Chairman and Chief Executive Officer, Isaac Perlmutter, and its Chief Creative Officer and the Chairman and Chief Executive Officer of Marvel Studios, Avi Arad, have each agreed not to sell any shares while the repurchase program is in place. Through March 31, 2005, the Company repurchased 4.3 million shares of its common stock under the repurchase program, at an aggregate purchase price of $58.0 million.

         The Company believes that its cash and cash equivalents, short-term investments and cash flow from operations, and other sources of liquidity, will be sufficient for the Company to conduct its business and to continue to pursue its stock repurchase program.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has foreign operations in Hong Kong, the UK and Japan. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk. The Company does not enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

         Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective. The Company has not identified any changes in its internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

         Stan Lee v. Marvel. On November 12, 2002, Stan Lee commenced an action in the United States District Court for the Southern District of New York, alleging claims for breach of his November 1, 1998 lifetime employment agreement. Mr. Lee claimed the right to a 10% profit participation in connection with all film and television productions that utilize Marvel characters. On April 20, 2005, the Company and Mr. Lee settled all disputes related to all prior and future periods in exchange for a lump sum payment due May 2005. The results of operations for the quarter ended March 31, 2005 included a charge of $10 million to increase previously established reserves, which were established for amounts Mr. Lee claimed to be owed for prior periods.

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

b) Reports on Form 8-K

           The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2005:

           1.      Current Report on Form 8-K filed January 27, 2005,  reporting
                   Item 5.02.

           2. Current Report on Form 8-K filed March 11, 2005, reporting Items 2.02 and 9.01.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MARVEL ENTERPRISES, INC.
                                           (Registrant)

              Dated: April 28, 2005        By: /s/ Isaac Perlmutter
                                           --------------------------------
                                           Isaac Perlmutter
                                           Chief Executive Officer


              Dated: April 28, 2005        By: /s/ Kenneth P. West
                                           ----------------------------------
                                           Kenneth P. West
                                           Chief Financial Officer