Form 10-Q
period 2005-06-30
MARVEL ENTERPRISES INC
filed 2005-07-29
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

MARVEL ENTERPRISES, INC.

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	13-3711775
_______________________________________________________________________________
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

417 Fifth Avenue, New York, NY	10016
_______________________________________________________________________________
(Address of principal executive offices)	(Zip Code)

(212)-576-4000
________________________________________________________________________________
(Registrant’s telephone number, including area code)
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

Yes ☒	No [	]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒	No [	]

At July 27, 2005, the number of outstanding shares of the registrant’s common stock, par value $.01 per share, was 97,118,384.

(i)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

MARVEL ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$ 43,649	$ 50,071
Short-term investments	62,110	154,719
Accounts receivable, net	63,535	73,576
Inventories, net .	8,053	6,587
Income tax receivable	7,634	—
Deferred income taxes, net	7,981	7,981
Prepaid expenses and other current assets	5,015	2,734
Total current assets	197,977	295,668

Molds, tools and equipment, net	5,481	5,553
Product and package design costs, net .	1,179	1,249
Goodwill	341,708	341,708
Accounts receivable, non-current portion	27,707	37,718
Deferred income taxes, net	28,872	32,583
Advances to joint venture partner	164	—
Other assets	340	335

Total assets	$ 603,428	$714,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 25,101	$ 6,006
Accrued royalties	59,952	57,879
Accrued expenses and other current liabilities	36,973	43,962
Minority interest to be distributed	—	8,428
Income taxes payable	—	10,129
Deferred revenue	12,303	27,033
Total current liabilities .	134,329	153,437
Accrued rent	639	165
Deferred revenue, non-current portion ...	17,420	14,712
Total liabilities	152,388	168,314

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 121,727,012 issued and 98,687,302 outstanding in 2005 and 120,442,988 issued and 105,101,788 outstanding in 2004	1,217	1,205
Deferred stock compensation .	(7,823)	(5,164)
Additional paid-in capital .	589,969	577,169
Retained earnings .	120,451	66,943
Accumulated other comprehensive loss .	(2,521)	(2,652)
Treasury stock, 23,039,710 shares in 2005 and 15,341,200 shares in 2004	(250,253)	(91,001)
Total stockholders’ equity	451,040	546,500

Total liabilities and stockholders’ equity	$ 603,428	$714,814

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$ 88,140	$ 155,467	$ 192,284	$ 277,793
Cost of sales	11,136	62,860	23,440	103,383
Gross profit	77,004	92,607	168,844	174,410
Operating expenses:
Selling, general and administrative	33,214	30,001	76,911	62,147
Depreciation and amortization	1,110	811	2,143	1,556
Total operating expenses	34,324	30,812	79,054	63,703
Equity in net income of joint venture	—	—	—	8,117
Other income, net	402	1,817	1,248	2,089
Operating income	43,082	63,612	91,038	120,913
Interest income (expense), net	1,413	(14,973)	2,572	(18,893)
Income before income taxes and minority interest	44,495	48,639	93,610	102,020
Income tax expense	17,099	15,680	35,963	37,791
Minority interest in consolidated joint venture	1,609	3,828	4,139	3,828
Net income	$ 25,787	$ 29,131	$ 53,508	$ 60,401

Basic earnings per share attributable to common stock	$ 0.25	$ 0.27	$ 0.52	$ 0.56
Weighted average number of basic shares outstanding	102,699	108,554	103,625	108,473

Diluted earnings per share attributable to common stock	$ 0.24	$ 0.25	$ 0.49	$ 0.52
Weighted average number of diluted shares outstanding	109,428	115,525	110,328	115,300

Comprehensive income:
Net income	$ 25,787	$ 29,131	$ 53,508	$ 60,401
Other comprehensive loss	(65)	(43)	(131)	(86)
Comprehensive income	$ 25,722	$ 29,088	$ 53,377	$ 60,315

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 53,508	$ 60,401
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization.	2,143	1,556
Provision for doubtful accounts	329	790
Amortization of deferred financing costs.	—	3,446
Non-cash charge for stock-based compensation	2,049	1,240
Tax benefit of stock option exercise.	3,247	984
Deferred income taxes.	3,711	14,416
Minority interest in net income of joint venture (net of distributions of $12,731 and $3,585, respectively)	(8,592)	243
Equity in net income from joint venture.	—	(8,117)
Changes in operating assets and liabilities:
Accounts receivable.	19,723	(35,263)
Inventories.	(1,466)	1,490
Income tax receivable	(7,634)	—
Distributions received from joint venture	—	3,321
Prepaid expenses and other current assets	(2,281)	1,570
Other assets.	(67)	(100)
Deferred revenue & distributions in excess of equity in joint venture	(12,022)	(12,807)
Income taxes payable	(10,129)	18,112
Accounts payable, accrued expenses and other current liabilities	(2,522)	24,948
Net cash provided by operating activities	39,997	76,230

Cash flows from investing activities:
Cash of consolidated joint venture	—	8,376
Payment of administrative claims and unsecured claims, net	(50)	(3,218)
Purchases of molds, tools and equipment	(1,382)	(950)
Expenditures for product and package design	(557)	(614)
Sales of short-term investments	285,883	—
Purchases of short-term investments	(193,274)	(47,909)
Net sales of certificates of deposit	—	141,457
Net cash provided by investing activities	90,620	97,142

Cash flows from financing activities:
Payment of Senior Note	—	(150,962)
Purchase of treasury stock	(142,409)	—
Exercise of stock options.	5,370	1,259
Net cash used in financing activities	(137,039)	(149,703)
Net (decrease) increase in cash and cash equivalents	(6,422)	23,669
Cash and cash equivalents, at beginning of period	50,071	32,562
Cash and cash equivalents, at end of period	$ 43,649	$ 56,231

Supplemental disclosures of cash flow information:
Interest paid during the period	$ —	$ 18,115
Income taxes paid during the period	$ 47,446	$ 4,258

Supplemental disclosure of non-cash financing activities:
Treasury stock repurchases settled in July 2005	$ 16,843	$ —

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Enterprises, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows of the Company for the periods presented have been included. The Condensed Consolidated Statements of Income and Comprehensive Income for the three and six-month periods ended June 30, 2005 and the Consolidated Statements of Cash Flows for the six-month period ended June 30, 2005 are not necessarily indicative of those for the full year ending December 31, 2005. For further information on the Company’s historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain prior period amounts have been re-classified to conform with the current period’s presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Revision in the Classification of Certain Securities - During the first quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds as current investments. Previously, such investments had been classified as cash equivalents. Accordingly, the Company has revised the classification to report these securities as current investments in a separate line item on its Condensed Consolidated Balance Sheet as of December 31, 2004. The Company has also made corresponding adjustments to its Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Income for any period.

As of December 31, 2004, $154.7 million of these current investments were previously classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. For the year ended December 31, 2004, net cash used in investing activities related to these current investments of $154.7 million was included in cash and cash equivalents in the Company’s Consolidated Statements of Cash Flows. The Company did not hold this type of investment during the years ended December 31, 2003 or 2002.

Short-Term Investments - At June 30, 2005 and December 31, 2004, the Company held $62.1 million and $154.7 million, respectively, of short-term investments, which consist of auction rate municipal bonds classified as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset within 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income.

MARVEL ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

Accounting for Stock Based Compensation - In accordance with the provisions of SFAS 148 “Accounting for Stock-Based Compensation”, the Company has elected to continue to account for its stock options under APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on date of grant, no compensation expense is recognized. However, during 2005 and 2004, stock-based compensation under APB 25 was recognized for the vesting of restricted stock. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$ 25,787	$ 29,131	$ 53,508	$ 60,401
Add: Stock-based compensation expense included in reported net income, net of taxes	631	391	1,287	781
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(2,193)	(3,532)	(4,172)	(6,841)
Pro forma net income	$ 24,225	$ 25,990	$ 50,623	$ 54,341
Basic earnings per share:
As reported	$ 0.25	$ 0.27	$ 0.52	$ 0.56
Pro-forma	0.24	0.24	0.49	0.50
Diluted earnings per share:
As reported	0.24	0.25	0.49	0.52
Pro forma	0.22	0.22	0.46	0.47

The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of 5 years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from 0.59 to 0.78; and expected life of 5 years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from 0.48 to 0.58; and expected life of 5 years. There were no options granted during the six-month period ended June 30, 2005. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

MARVEL ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2005

(unaudited)

Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will soon no longer be an alternative. SFAS 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006, using the modified-prospective method as proscribed in SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in a $5.4 million charge to operations in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of the Company’s common stock at such dates), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $3.6 million and $14.2 million in 2004 and 2003, respectively, and $0 in 2002. Such amounts were $3.2 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively.

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	June 30,	December 31,
	2005	2004
	(In thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$ 79,591	$ 89,594
Less allowances for:
Doubtful accounts	(5,170)	(4,851)
Advertising, markdowns, returns, volume discounts and other	(10,886)	(11,167)
Total, net	$ 63,535	$ 73,576
Inventories, net, consist of the following:
Finished goods	$ 3,852	$ 3,034
Component parts, raw materials and work-in-process	4,201	3,553
Total	$ 8,053	$ 6,587

Accrued expenses and other current liabilities consist of the following:
Advertising costs	$ 1,364	$ 2,444
Inventory purchases	3,427	3,032
Bonuses	3,824	5,545
Pension benefits	6,255	6,538
Litigation accruals	10,199	8,989
Other	11,904	17,414
Total	$ 36,973	$ 43,962

MARVEL ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2005

(unaudited)

4.	EARNINGS PER SHARE

The total number of shares of common stock outstanding as of June 30, 2005 was 98,687,302 net of treasury shares; assuming the exercise of all outstanding stock options, that number would be 112,724,488. During the six-month period ended June 30, 2005, 1,093,313 shares of common stock were issued through stock option exercises.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator:
Net income	$ 25,787	$ 29,131	$53,508	$ 60,401

Denominator:
Denominator for basic earnings per share	102,699	108,554	103,625	108,473
Effect of dilutive options and restricted stock	6,729	6,971	6,703	6,827
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	109,428	115,525	110,328	115,300

Basic earnings per share	$ 0.25	$ 0.27	$ 0.52	$ 0.56
Diluted earnings per share	$ 0.24	$ 0.25	$ 0.49	$ 0.52

During the three and six-month periods ended June 30, 2005, the Company purchased 7.7 million shares of its common stock through the share repurchase program announced on July 12, 2004 and increased in May 2005.

5.	SEGMENT INFORMATION

The Company’s business is divided into three operating segments: Toy, Publishing and Licensing.

Toy Segment

The Toy segment designs, develops and markets toys to the worldwide marketplace. The majority of these toys are produced and distributed by Marvel’s master toy licensee, Toy Biz Worldwide Ltd. (“TBW”). The Company also produces and distributes a limited line of toys it designs, develops and markets based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon characters that the Company has licensed in, such as characters from the movie trilogy The Lord of the Rings and the movie and television shows, still in production, based on the character Curious George.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel characters. The Company’s titles feature classic Marvel Super Heroes such as Spider-Man, X-Men, the Incredible Hulk, Fantastic Four and newly developed Marvel characters.

MARVEL ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2005

(unaudited)

Licensing Segment

The Licensing segment is responsible for the licensing of Marvel characters for use in a wide variety of products, including toys, electronic games, apparel, accessories, footwear, collectibles and novelties; in a variety of media, including feature films, television programs, publications and destination based entertainment (e.g., theme parks); and for promotional use.

Set forth below is certain operating information for the segments of the Company.

	Three months ended June 30, 2005
	Licensing	Publishing	Toys	Corporate	Total
	(In thousands)

Net sales	$ 43,874	$ 20,864	$ 23,402	$ —	$ 88,140
Gross profit	43,874	11,527	21,603	—	77,004
Operating income (loss)	28,219	7,898	13,224	(6,259)	43,082

	Three months ended June 30, 2004
	Licensing	Publishing	Toys	Corporate	Total
	(In thousands)

Net sales	$ 46,994	$ 21,609	$ 86,864	$ —	$ 155,467
Gross profit	46,994	11,397	34,216	—	92,607
Operating income (loss)	33,510	8,969	25,285	(4,152)	63,612

	Six months ended June 30, 2005
	Licensing	Publishing	Toys	Corporate	Total
	(In thousands)

Net sales	$ 115,100	$ 43,282	$ 33,902	$ —	$ 192,284
Gross profit	115,100	24,004	29,740	—	168,844
Operating income (loss)	67,915	16,783	17,601	(11,261)	91,038

	Six months ended June 30, 2004
	Licensing*	Publishing	Toys	Corporate	Total
	(In thousands)

Net sales	$ 93,854	$ 41,253	$ 142,686	$ —	$ 277,793
Gross profit	93,854	22,111	58,445	—	174,410
Operating income (loss)	69,451	16,279	43,451	(8,268)	120,913

(*) Includes equity in net income of joint venture of $8,117 from January 1, 2004 to March 31, 2004.

MARVEL ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2005

(unaudited)

6.	BENEFIT PLANS

In connection with the 1999 sale of a subsidiary, the Company retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of such subsidiary (the “Fleer/Skybox Plan”). In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Assumptions used for the 2005 and 2004 expense include a discount rate of 5.75% and 6.25%, respectively, and an expected rate of return on plan assets of 7.0% and 8.0%, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)

Total cost for plan period
Service cost	$ —	$ —	$ —	$ —
Interest cost	283	292	567	586
Expected return on plan assets	(240)	(277)	(480)	(555)
Amortization of:
Unrecognized net transition obligation (asset)	—	—	—	—
Unrecognized prior service cost	(13)	(13)	(27)	(26)
Unrecognized net loss	45	30	90	60
Net periodic pension cost	$ 75	$ 32	$ 150	$ 65

7.	INCOME TAXES

The Company’s effective tax rate for the three and six-month periods ended June 30, 2005 (38.4%) were higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of Spider-man Merchandising, L.P. (the “Joint Venture”), and Federally tax-free investment returns. The Company’s effective tax rate for the six-month period ended June 30, 2004 (37.0%) was higher than the Federal statutory rate due primarily to state and local taxes. The Company’s effective tax rate for the three-month period ended June 30, 2004 (32.2%) was lower than the Federal statutory rate due primarily to the effects of the consolidation of the Joint Venture, Federally tax-free investment returns and establishment of deferred tax assets for certain foreign tax credits.

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

MARVEL ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2005

(unaudited)

Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, in New York State Supreme Court, County of New York, Mr. Hibbs commenced a putative class action alleging that the Company breached its own Terms of Sale Agreement to comic book retailers and resellers, breached its obligation of good faith and fair dealing, fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched itself. Mr. Hibbs sought certification of the putative class and his designation as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties have reached a proposed settlement in which the retailers and resellers would receive a credit to their account with the Company’s exclusive distributor, depending on their prior purchases of certain comic book issues. The parties tendered that settlement to the Court for approval, but it was rejected on technical grounds. On June 21, 2005, the Appellate Division reversed the trial court, holding that its rejection of the settlement was an abuse of its discretion. The action has been reassigned to a new judge and the parties have resubmitted the proposed settlement for approval. In the event the matter does not settle, the Company intends to defend vigorously against the claims made in this action on their merits.

Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company (“Tribune”) filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series. Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation (“Fox”), the licensee of the X-Men properties for motion pictures, among other rights. That suit was settled between the Company and Fox in February 2003. The Company filed its answer, denying all material allegations of Tribune’s complaint and asserting counterclaims. The action is in the discovery phase and no trial date has been set.

Item 2 .	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURTIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The factors discussed herein concerning the Company’s business and operations could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q Quarterly Report. When used in this Form 10-Q, the words “intend”, “estimate”, “believe”, “expect”, and similar expressions are intended to identify forward-looking statements. In addition, the following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in any forward-looking statements made by the Company: (i) a decrease in the level of media exposure or popularity of the Company’s characters, (ii) financial difficulties of the Company’s major licensees, (iii) delays and cancellations of movies and television productions based on the Company’s characters, (iv) poor performance of major movies based on the Company’s characters, (v) toy-production delays or shortfalls, continued concentration of toy retailers, and toy inventory risk and (vi) significant appreciation of the Chinese currency against other currencies and the imposition of quotas or tariffs on products manufactured in China. In addition, in connection with the proposed film slate described below, the following factors, among others, could cause the Company’s or the film slate’s financial performance to differ materially from that expressed in any forward-looking statements made by the Company: whether the film slate will close, Marvel’s ability to attract and retain creative talent, the popularity of Marvel’s films, the expense associated with producing the films, union activity which could interrupt film production, that Marvel has not independently produced any film projects, changes or disruptions in the way films are distributed, piracy of films and related products, a limited number of releases, fluctuations in reported income or loss related to the accounting of film production activities, and Marvel’s dependence on a single distributor to distribute films included in the film slate. For further discussion of the factors described above, please see the section entitled “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” in the Company’s 2004 Form 10-K and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005. These forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Management Overview of Business Trends

The Company principally operates in three distinct segments: Licensing, Publishing and Toys. The Company’s strategy is to increase exposure of the Marvel characters through its media and promotional licensing activities, which it believes will create revenue opportunities for the Company through sales of toys and other licensed merchandise. The Company uses comic book publishing to support consumer awareness of the Marvel characters and to develop new characters and storylines.

The Company’s results are partially dependent on the successful release of major entertainment programming, such as movies, published materials and television shows, based on the Company’s characters, which ideally fuels demand for all products based on the featured characters. Marvel is involved in the creative direction of all entertainment projects based on its characters. In 2004, the Company benefited from one major theatrical release that fueled growth in its businesses: Spider-Man 2. This release resulted in increased awareness of this character family, which subsequently drove sales of Marvel-branded licensed products, published materials and toys based on this character. The Company expects to benefit from the July 2005 major theatrical release of Fantastic Four.

During late April 2005, the Company obtained a binding financing commitment from Merrill Lynch Commercial Finance Corp., for a $525 million non-recourse revolving credit facility over seven years to permit the Company to fund the production of a film slate. The non-recourse element of this structure limits the Company’s cash risk to un-reimbursed film development costs and general incremental overhead. The credit facility will be secured by a pledge of the intellectual property rights for ten Marvel characters, including Captain America and Nick Fury, for use in films. The Company will retain all other rights to the characters, including merchandising rights. The financing is subject to numerous contingencies, including the completion of a definitive distribution agreement with Paramount Pictures; the completion of definitive agreements related to the credit facility; the absence of any material adverse change in the Company’s business or any adverse change in financial, banking or capital market conditions that would materially and adversely affect Merrill’s ability to syndicate film or entertainment financings generally and the absence of changes in senior management of the Company or its Marvel Studios division. There is no assurance that the financing will be completed.

Licensing

Marvel’s Licensing segment is responsible for the merchandising, licensing and promotions of Marvel’s characters worldwide. The Licensing segment expanded its overseas businesses in 2004 through newly established offices located in London and Tokyo. The Licensing segment is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The Licensing segment is also focusing on entering into licenses in new product categories, such as the wireless category, which was first licensed in late 2004. The Company typically enters into multi-year merchandise license agreements that specify guaranteed minimum royalty payments and include a significant down-payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, which is normally upon the effective date of the agreement. The remaining balance of the guaranteed payments, reflected as accounts receivable, is due in accordance with the periodic schedule as specified in each agreement. If sales of the licensee’s merchandise are high enough to entitle the Company to royalties in excess of the amount of the minimum royalty guarantee (which excess amounts are defined as “overages”), the Company receives the remaining balance of the guaranteed payment sooner than provided for in the agreement’s payment schedule. Overages are not recognized as revenue, in most cases, until the minimum guaranteed payments are fully collected. Licensing fees collected in advance of the period in which revenue would be recognized are recorded as deferred revenue.

Revenue recognized under license agreements during the periods ended June 30, 2005 and 2004 was generated within the business categories set forth below. The table does not include revenues from the Company’s master toy licensee, Toy Biz Worldwide Ltd. (“TBW”), as such revenue is recorded in the Company’s Toy segment. The “Other” category includes licensing revenue from domestics, collectibles and other items.

Licensing Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)

Apparel and accessories	$ 7.9	$ 20.5	$ 32.8	$ 40.2
Entertainment (including studios, themed attractions and electronic games)	16.6	10.8	41.5	16.2
Toys	8.1	9.0	13.2	15.3
Other	11.3	6.7	27.6	22.1
Total	$ 43.9	$ 47.0	$ 115.1	$ 93.8

Publishing

Marvel’s Publishing segment is in the process of expanding its advertising and promotions business with an increased emphasis on custom comics and in-school marketing. The Publishing segment will also continue its long-term focus on expanding distribution to new channels, like the mass market, and expanding its product line to target new demographics, although the Company does not expect these initiatives to have a significant impact on 2005 revenue. Growth in 2005 is expected to come largely from expansion of the core product lines of comics and trade paperbacks and the introduction of product into new distribution channels.

Toys

The 2005 business outlook for toys is closely tied to the July 2005 release of the movie Fantastic Four. Retailers have developed strategies to fully embrace the Fantastic Four property. In addition, the Company should benefit from continuing sales of other brands in the Marvel Universe of characters.

The Company has licensed the right to make the majority of the toys it designs to TBW, the Company’s master toy licensee for action figures and accessories. Marvel does the product development, marketing and sales for TBW, and the Company records income from TBW, and related expenses, in the Toy segment. All royalties received by the Company from the sales of other licensed toys are recorded as royalties in the Company’s Licensing segment, as the Company does no product development, marketing, sales or other services for these licensees.

The only toys produced by or for the account of the Company during 2004 and 2005 were (i) toys based on Spider-Man movies and television shows produced by Sony Pictures, and (ii) toys based on the Lord of the Rings movie trilogy.

Results of Operations

Three-month period ended June 30, 2005 compared with the three-month period ended June 30, 2004

Net Sales

	Three Months ended June 30,
	2005	2004	Change
	(dollars in millions)

Licensing	$ 43.9	$ 47.0	(7)%
Publishing	20.8	21.6	(4)%
Toys	23.4	86.9	(73)%
Total	$ 88.1	$155.5	(43)%

The Company’s net sales of $88.1 million in the second quarter of 2005 were lower than net sales in the second quarter of 2004, which amounted to $155.5 million, primarily as a result of the decrease in sales from the Toy segment.

The decrease in licensing revenues was principally due to the reduction in revenues derived from the Joint Venture, which was only partially offset by increases in domestic and international licensing revenues resulting from the exploitation of the Company’s broad array of characters. Revenue derived from the Joint Venture for the second quarter of 2005 and included in the table above was $7.1 million compared to $11.2 million in the prior year period. Overages, which are license revenues in excess of minimum guarantees, were $12.6 million in the second quarter of 2005 versus $8.5 million in the second quarter of 2004.

Sales from the Publishing segment decreased $0.8 million to $20.8 million in the second quarter of 2005, resulting from the timing of sales of comics in certain mass market chains.

As anticipated, sales from the Toy segment decreased $63.5 million to $23.4 million in the second quarter of 2005, primarily due to a decrease in the sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release and a shift from revenue derived from the Company’s direct sales of toys to royalty and service fee revenue derived from licensed toy sales.

Gross Profit

	Three Months ended June 30,
	2005		2004
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 43.9	100%	$ 47.0	100%
Publishing	11.5	55%	11.4	53%
Toys	21.6	92%	34.2	39%
Total	$ 77.0	87%	$ 92.6	60%

Gross profit decreased $15.6 million to $77.0 million in the second quarter of 2005, due to decreased revenues in the Toy segment. The Company’s gross profit as a percentage of sales increased to 87% in the second quarter of 2005, as compared to 60% in the second quarter of 2004, partly due to an increase in Licensing segment revenues as a percentage of total revenue. In addition, gross margins in the Toy segment increased from 39% to 92% as a result of a shift from revenue derived from the Company’s direct sales of toys to royalty and service fee revenue derived from licensed toy sales.

Selling, General and Administrative Expenses

	Three Months ended June 30,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 15.8	36%	$ 13.4	29%
Publishing	3.7	18%	3.5	16%
Toys	7.5	32%	8.9	10%
Corporate Overhead	6.2	N/A	4.2	N/A
Total	$ 33.2	38%	$ 30.0	19%

Selling, general and administrative (“SG&A”) expenses increased $3.2 million to $33.2 million in the second quarter of 2005, primarily due to increased infrastructure costs in the Licensing segment and legal fees in corporate overhead. Consolidated SG&A as a percentage of net sales increased to 38% in the second quarter of 2005 as compared to 19% in the second quarter of 2004, primarily due to the decrease in net sales. General corporate expenses increased $2.0 million in the second quarter of 2005 compared with the second quarter of 2004, principally due to increased legal fees.

Operating Income

	Three Months ended June 30,
	2005		2004
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 28.2	64%	$ 33.6	71%
Publishing	7.9	38%	9.0	42%
Toys	13.2	56%	25.2	29%
Corporate Overhead	(6.2)	N/A	(4.2)	N/A
Total	$ 43.1	49%	$ 63.6	41%

Operating income decreased $20.5 million to $43.1 million in the second quarter of 2005, primarily due to the lower revenues in the Toy segment. As a percentage of sales, operating margins in the second quarter of 2005 were slightly above the second quarter of 2004. Operating margins increased in the Toy segment as a result of a shift from revenue derived from the Company’s direct sales of toys to royalty and service fee revenue derived from licensed toy sales.

Other

The Company had net interest income of $1.4 million in the second quarter of 2005, compared to net interest expense of $15.0 million in the second quarter of 2004. This was the result of the redemption of the Company’s 12% senior notes on June 15, 2004. Interest income reflects amounts earned on the Company’s cash equivalents and short-term investments.

The Company’s effective tax rate for the three-month period ended June 30, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns. The Company completely utilized its Federal net operating loss carryforwards in 2004. The Company retains various state and local net operating loss carryforwards of approximately $306 million, which will expire in various jurisdictions in years 2005 through 2023.

The Company is under examination by various state and local jurisdictions, the results of which are not expected to be material to the Company’s financial position, results of operations or cash flows.

Six-month period ended June 30, 2005 compared with the six-month period ended June 30, 2004

Net Sales

	Six Months ended June 30,
	2005	2004	Change
	(dollars in millions)

Licensing	$115.1	$ 93.8	23%
Publishing	43.3	41.3	5%
Toys	33.9	142.7	(76)%
Total	$192.3	$277.8	(31)%

The Company’s net sales of $192.3 million in the first half of 2005 were lower than net sales in the first half of 2004, which amounted to $277.8 million. This decrease of $85.5 million was primarily due to decreased sales from the Toy segment.

The overall increase ($21.3 million) in Licensing revenue was due to continued momentum in both domestic and international licensing resulting from the exploitation of the Company’s broad array of characters and revenue derived from the Joint Venture. For the first half of 2005, the Joint Venture generated $18.1 million of revenue compared with $11.2 million recorded by the Company for the period from April 1 2004 (the initial date the Joint Venture was consolidated) through June 30, 2004. Overages, which are license revenues in excess of minimum guarantees, were $33.5 million in the first half of 2005 (including $17.7 million associated with the Joint Venture) versus $16.4 million in the first half of 2004.

Sales from the Publishing segment increased $2.0 million to $43.3 million in the first half of 2005 as a result of increased sales of comics and trade paperbacks generated from the production of new titles and the development of new market channels.

As anticipated, sales from the Toy segment decreased $108.8 million to $33.9 million in the first half of 2005, primarily due to a decrease in the sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release and a shift from revenue derived from the Company’s direct sales of toys to royalty and service fee revenue derived from licensed toy sales.

Gross Profit

	Six Months ended June 30,
	2005		2004
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$115.1	100%	$ 93.8	100%
Publishing	24.0	55%	22.1	54%
Toys	29.7	88%	58.5	41%
Total	$168.8	88%	$174.4	63%

Gross profit decreased $5.6 million to $168.8 million in the first half of 2005, due to decreased revenues in the Toy segment. The Company’s gross profit as a percentage of sales increased to 88% in the first half of 2005, as compared to 63% in the first half of 2004, partly due to an increase in Licensing segment revenues as a percentage of total revenue. In addition, gross margins in the Toy segment increased from 41% to 88% as a result of a shift from revenue derived from the Company’s direct sales of toys to royalty and service fee revenue derived from licensed toy sales.

Selling, General and Administrative Expenses

	Six Months ended June 30,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 47.3	41%	$ 32.4	35%
Publishing	7.2	17%	6.8	16%
Toys	10.5	31%	14.6	10%
Corporate Overhead	11.9	N/A	8.3	N/A
Total	$ 76.9	40%	$ 62.1	22%

Selling, general and administrative (“SG&A”) expenses increased $14.8 million to $76.9 million in the first half of 2005, primarily due to the $10 million charge associated with the Stan Lee settlement recorded in the first quarter of 2005. Consolidated SG&A as a percentage of net sales increased to 40% in the first half of 2005 as compared to 22% in the first half of 2004 as a result of the decrease in consolidated net sales and the impact of the first-quarter 2005 Stan Lee settlement provision. General corporate expenses increased $3.6 million in the first half of 2005 principally due to increased legal fees.

Operating Income

	Six Months ended June 30,
	2005		2004
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 67.9	59%	$ 69.5	74%
Publishing	16.8	39%	16.3	39%
Toys	17.6	52%	43.4	30%
Corporate Overhead	(11.3)	N/A	(8.3)	N/A
Total	$ 91.0	47%	$120.9	44%

Operating income decreased $29.9 million to $91.0 million in the first half of 2005, primarily due to the lower revenues in the Toy segment. As a percentage of sales, operating margins in the first half of 2005 remained consistent with the first half of 2004. Excluding the impact of the additional charge for the Stan Lee settlement noted above, operating margins would have increased to 53% of net sales in the first half of 2005, predominantly due to the shift towards a higher weighting of the Licensing segment, which has the highest margins. Operating margins increased in the Toy segments from 30% in the first half of 2004 to 52% in the first half of 2005 as a result of a shift from revenue derived from the Company’s direct sales of toys to royalty and service fee revenue derived from licensed toy sales.

Other

The Company had net interest income of $2.6 million in the first half of 2005, compared to net interest expense of $18.9 million in the first half of 2004. This was the result of the redemption of the Company’s 12% senior notes on June 15, 2004. Interest income reflects amounts earned on the Company’s cash equivalents and short-term investments.

The Company’s effective tax rate for the six-month period ended June 30, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns. The Company completely utilized its Federal net operating loss carryforwards in 2004. The Company retains various state and local net operating loss carryforwards of approximately $306 million, which will expire in various jurisdictions in years 2005 through 2023.

The Company is under examination by various state and local jurisdictions, the results of which are not expected to be material to the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, short-term investments and cash flows from operations. The Company anticipates that its primary use for liquidity will be to conduct its business.

Net cash provided by operating activities was $40.0 million for the six-month period ended June 30, 2005.

After the Company’s repurchase of $142.4 million of treasury shares during the six-month period ended June 30, 2005, the Company had working capital of $63.6 million.

The Company maintains a credit facility with HSBC Bank USA (“HSBC Credit Facility”) to provide for a $15.0 million revolving credit facility and a $15.0 million letter of credit facility. As of June 30, 2005, $0.3 million of letters of credit were outstanding and there were no borrowings under the HSBC revolver. The HSBC Credit Facility contains customary event of default provisions and covenants restricting the Company’s operations and activities, including the amount of capital expenditures, and also contains certain covenants relating to the maintenance of minimum tangible net worth and minimum free cash flow. The HSBC Credit Facility is secured by (a) a first priority perfected lien in all of the tangible assets of the Company; and (b) a first priority perfected lien in all of the capital stock of each of the Company’s domestic subsidiaries. Borrowings would bear interest at prime or LIBOR-plus-two percent per annum.

In July 2004, the Company began a $100 million common stock repurchase program, which was increased to $250 million on May 11, 2005. Through June 30, 2005, the Company repurchased 11.9 million shares of its common stock under the repurchase program, at an aggregate purchase price of $217.3 million. The Company completed its $250 million stock repurchase program on July 19, 2005, under which the Company repurchased a total of 13.5 million shares of its common stock.

The Company believes that its cash and cash equivalents, short-term investments and cash flows from operations, and other sources of liquidity will be sufficient for the Company to conduct its business.

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

Additional information relating to the Company’s outstanding financial instruments is included in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective. The Company has not identified any changes in its internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II.	OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption “Legal Matters” in the Notes to Condensed Consolidated Financial Statements in Part I hereof.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2005
April	70,600	$ 19.45	70,600
May	3,781,710	20.64	3,781,710
June	3,846,800	20.75	3,846,800

Total	7,699,110	$20.68	7,699,110	$32.7 million(b)

(a)

This column represents the number of shares repurchased through the common stock repurchase program announced on July 12, 2004 and revised as announced on May 11, 2005, under which the Company was authorized to repurchase up to $250 million worth of its common stock through June 30, 2006.

(b)	As of June 30, 2005. On July 19, 2005, the Company completed the authorized share repurchases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

All matters submitted to a vote of security holders during the quarter ended June 30, 2005 were submitted at the Company’s 2005 Annual Meeting of Stockholders, which was held on April 28, 2005. The matters were as follows:

1.

A proposal to elect two directors of the Company to serve until the election and qualification of their respective successors. This proposal carried. With respect to the election of Sid Ganis, 91,568,445 votes were cast in favor and 3,563,122 votes were withheld; with respect to the election of James F. Halpin, 91,279,698 votes were cast in favor and 3,851,869 votes were withheld.

2.

A proposal to approve and adopt a new stock incentive plan that would make four million new shares of common stock available for equity awards. This proposal carried, receiving 58,675,803 votes cast in favor and 11,690,813 votes cast against; there were 108,208 abstentions.

3.

A proposal to approve and adopt a new cash incentive plan that would enable the Company to claim tax deductions for certain incentive awards without limitation under Section 162(m) of the Internal Revenue Code of 1986. This proposal carried, receiving 91,368,626 votes cast in favor and 3,590,860 votes cast against; there were 172,080 abstentions.

21

4.

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005. This proposal carried, receiving 93,883,038 votes cast in favor and 1,118,780 votes cast against; there were 129,749 abstentions. As reported by the Company in a Current Report on Form 8-K filed on June 21, 2005, however, the Company ended its relationship with Ernst & Young LLP as its independent registered public accounting firm on June 15, 2005 and engaged PricewaterhouseCoopers LLP on June 20, 2005 as the independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2005.

ITEM 6. EXHIBITS

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

MARVEL ENTERPRISES, INC.
(Registrant)

Dated: July 29, 2005	By: /s/ Isaac Perlmutter Isaac Perlmutter Chief Executive Officer

Dated: July 29, 2005	By: /s/ Kenneth P. West Kenneth P. West Chief Financial Officer

