Form 10-Q
period 2005-09-30
Marvel Entertainment, Inc.
filed 2005-11-09
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

                           MARVEL ENTERTAINMENT, INC.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             13-3711775
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

417 Fifth Avenue, New York, NY                            10016
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

Yes [X]    No [_]

At November 8, 2005, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 97,146,813.

                                TABLE OF CONTENTS


                                                                                              Page


PART I.  FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements (unaudited).......               1

                    Condensed Consolidated Balance Sheets as of September
                    30, 2005 and December 31, 2004................................               2

                    Condensed Consolidated Statements of Income and
                    Comprehensive Income for the Three and Nine Months
                    Ended September 30, 2005 and 2004.............................               3

                    Condensed Consolidated Statements of Cash Flows for
                    the Nine Months Ended September 30, 2005 and 2004.............               4

                    Notes to Condensed Consolidated Financial Statements..........               5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................              14

                    Results of Operations.........................................              20

                    Liquidity and Capital Resources...............................              26

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk..........................................................              27

         Item 4.    Controls and Procedures.......................................              27

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.............................................              29

         Item 2.    Unregistered Sales of Equity Securities and Use of
                    Proceeds......................................................              29

                    Purchases of Equity Securities by the Issuer and
                    Affiliated Purchasers.........................................              29

         Item 6.    Exhibits......................................................              30

 SIGNATURES         ..............................................................              30


                                       (i)

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)

                           MARVEL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)


                                                                                 September 30,  December 31,
                                                                                     2005           2004
                                                                                 -------------- --------------
ASSETS
Current assets:
  Cash and cash equivalents......................................................   $ 18,097       $ 50,071
  Short-term investments.........................................................     54,574        154,719
  Accounts receivable, net.......................................................     63,803         73,576
  Inventories, net ..............................................................      9,086          6,587
  Income tax receivable..........................................................     15,300             --
  Deferred income taxes, net.....................................................      7,981          7,981
  Prepaid expenses and other current assets......................................      4,098          2,734
                                                                                 -------------- --------------
        Total current assets.....................................................    172,939        295,668

Molds, tools and equipment, net..................................................      5,417          5,553
Product and package design costs, net ...........................................      1,039          1,249
Goodwill.........................................................................    341,708        341,708
Accounts receivable, non-current portion.........................................     25,199         37,718
Deferred  income taxes, net .....................................................     32,823         32,583
Deferred financing costs.........................................................     25,302
Advances to joint venture partner................................................      2,702             --
Other assets.....................................................................        309            335
                                                                                 -------------- --------------

        Total assets.............................................................   $607,438       $714,814
                                                                                 ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................   $  4,406       $  6,006
  Accrued royalties..............................................................     63,239         57,879
  Accrued expenses and other current liabilities.................................     38,538         43,962
  Minority interest to be distributed............................................         --          8,428
  Income taxes payable...........................................................         --         10,129
  Deferred revenue ..............................................................      8,525         27,033
                                                                                 -------------- --------------
        Total current liabilities................................................    114,708        153,437
Accrued rent....................................................................         950            165
Deferred revenue, non-current portion...........................................      19,921         14,712
Film slate facility obligation...................................................     24,800             --
                                                                                 -------------- --------------
        Total liabilities........................................................    160,379        168,314
                                                                                 -------------- --------------

Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued.......         --              --
Common stock, $.01 par value, 250,000,000 shares authorized, 121,740,632 issued and 97,128,222 outstanding in 2005 and 120,442,988 issued and 105,101,788
  outstanding in 2004............................................................      1,217          1,205
Deferred stock compensation......................................................     (6,839)        (5,164)
Additional paid-in capital.......................................................    594,180        577,169
Retained earnings................................................................    143,843         66,943
Accumulated other comprehensive loss.............................................     (2,455)        (2,652)
Treasury stock, 24,611,810 shares in 2005 and 15,341,200 shares in 2004..........   (282,887)       (91,001)
                                                                                 -------------- --------------
        Total stockholders' equity...............................................    447,059        546,500
                                                                                 -------------- --------------

        Total liabilities and stockholders' equity...............................   $607,438       $714,814
                                                                                 ============== ==============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           MARVEL ENTERTAINMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                           ------------------------  -----------------------
                                                              2005         2004         2005        2004
                                                           ------------ -----------  ----------- -----------

 Net sales............................................       $  81,128  $ 135,183    $ 273,412   $ 412,976
                                                           ------------ -----------  ----------- -----------
 Costs and expenses:
    Cost of revenues (excluding depreciation expense).          14,105     38,318       37,545     141,701
    Selling, general and administrative...............          30,686     34,940      107,597      97,087
    Depreciation and amortization.....................           1,232      1,350        3,375       2,906
                                                           ------------ -----------  ----------- -----------
 Total costs and expenses.............................          46,023     74,608      148,517     241,694
 Equity in net income of joint venture................              --         --           --       8,117
 Other income, net....................................             245      1,570        1,493       3,659
                                                           ------------ -----------  ----------- -----------
 Operating income.....................................          35,350     62,145      126,388     183,058
 Interest income (expense), net.......................            (399)       550        2,173     (18,343)
                                                           ------------ -----------  ----------- -----------
 Income before income taxes and minority interest.....          34,951     62,695      128,561     164,715
 Income tax expense...................................          11,158     21,476       47,121      59,267
 Minority interest in consolidated joint venture......             401      6,867        4,540      10,695
                                                           ------------ -----------  ----------- -----------
 Net income...........................................        $ 23,392  $  34,352    $  76,900   $  94,753
                                                           ============ ===========  =========== ===========

 Basic earnings per share attributable to common stock       $    0.24  $    0.32    $    0.76   $    0.88
                                                           ============ ===========  =========== ===========
 Weighted average number of basic shares outstanding..          96,647    107,130      101,273     108,022
                                                           ============ ===========  =========== ===========

 Diluted earnings per share attributable to common
 stock................................................       $    0.23  $    0.30    $    0.71   $    0.83
                                                           ============ ===========  =========== ===========
 Weighted average number of diluted shares outstanding         103,174    113,464      107,918     114,685
                                                           ============ ===========  =========== ===========

 Comprehensive income:
    Net income........................................       $  23,392  $  34,352    $  76,900   $  94,753
    Other comprehensive loss..........................             (66)       (43)        (197)       (129)
                                                           ------------ -----------  ----------- -----------
    Comprehensive income..............................       $  23,326  $  34,309    $  76,703   $  94,624
                                                           ============ ===========  =========== ===========


   The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           MARVEL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                   Nine Months
                                                                                Ended September 30,
                                                                                2005            2004
                                                                                ----            ----
 Cash flows from operating activities:
     Net income............................................................   $  76,900       $  94,753
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.......................................       3,375           2,906
       Provision for doubtful accounts.....................................          --           2,806
       Amortization of deferred financing costs............................         477           3,446
       Non-cash charge for stock-based compensation........................       3,234           3,355
       Tax benefit of stock option exercise................................       6,186           2,417
       Gain from sale of fixed assets......................................          --            (754)
       Deferred income taxes...............................................        (240)         20,829
       Minority interest in net income of joint venture (net of
         distributions of
          $15,671 and $4,782, respectively)................................     (11,130)          5,913
       Equity in net income from joint venture.............................          --          (8,117)
     Changes in operating assets and liabilities:
       Accounts receivable.................................................      22,292         (35,185)
       Inventories.........................................................      (2,499)          2,753
       Income tax receivable...............................................     (15,300)             --
       Distributions received from joint venture...........................          --           3,321
       Prepaid expenses and other current assets...........................      (1,364)          1,742
       Other assets........................................................         (67)           (110)
       Deferred revenue ...................................................     (13,299)         (8,772)
       Income taxes payable................................................     (10,129)         14,333
       Accounts payable, accrued expenses and other current liabilities....      (1,153)         16,843
                                                                            -------------   -------------
 Net cash provided by operating activities.................................      57,283         122,479
                                                                            -------------   -------------

 Cash flows from investing activities:
     Cash of consolidated joint venture....................................          --           8,376
     Payment of administrative claims and unsecured claims, net............         (50)         (2,675)
     Purchases of molds, tools and equipment...............................      (2,214)         (1,746)
     Proceeds from sale of fixed assets                                              --           1,210
     Expenditures for product and package design...........................        (722)           (810)
     Sales of  short-term investments......................................     320,022             100
     Purchases of short-term investments...................................    (219,877)        (60,869)
     Net sales of certificates of deposit..................................          --         169,457
                                                                            -------------   -------------
 Net cash  provided by investing activities                                      97,159         113,043
                                                                            -------------   -------------

 Cash flows from financing activities:
     Payment of Senior Note................................................          --        (150,962)
     Proceeds from debt facility...........................................      24,800              --
     Deferred financing costs..............................................     (24,714)             --
     Purchase of treasury stock............................................    (191,886)        (43,602)
     Exercise of stock options.............................................       5,384           1,373
                                                                            -------------   -------------
 Net cash used in financing activities..........................               (186,416)       (193,191)
                                                                            -------------   -------------
 Net (decrease) increase in cash and cash equivalents......................     (31,974)         42,331
 Cash and cash equivalents, at beginning of period.........................      50,071          32,562
                                                                            -------------   -------------
 Cash and cash equivalents, at end of period...............................   $  18,097       $  74,893
                                                                            =============   =============
 Supplemental disclosures of cash flow information:
     Interest paid during the period.......................................   $      --       $  18,115
     Income taxes paid during the period...................................   $  67,330       $  21,667
 Supplemental disclosure of non-cash financing activities:
     Commom stock warrants issued in settlement of deferred
     financing costs.......................................................   $   1,065       $      --


       The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           MARVEL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (unaudited)



         1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows of the Company for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine-month periods ended September 30, 2005 and the unaudited Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2005 are not necessarily indicative of those for the full year ending December 31, 2005. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain prior period amounts have been re-classified to conform with the current period's presentation.


         2. SIGNIFICANT ACCOUNTING POLICIES

         Revision in the Classification of Certain Securities - During the first quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds as current investments. Previously, such investments had been classified as cash equivalents. Accordingly, the Company has revised the classification to report these securities as current investments in a separate line item on its Condensed Consolidated Balance Sheet as of December 31, 2004. The Company has also made corresponding adjustments to its Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company's previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Income for any period.

         As of December 31, 2004, $154.7 million of these current investments were previously classified as cash and cash equivalents on the Company's Consolidated Balance Sheet. For the year ended December 31, 2004, net cash used in investing activities related to these current investments of $154.7 million was included in cash and cash equivalents in the Company's Consolidated Statements of Cash Flows. The Company did not hold this type of investment during the years ended December 31, 2003 or 2002.

         Short-Term Investments - At September 30, 2005 and December 31, 2004, the Company held $54.6 million and $154.7 million, respectively, of short-term investments, which consist of auction rate municipal bonds classified as available-for-sale securities. The Company's investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset within 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to readily liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income.

                           MARVEL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (unaudited)


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


                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                         ------------------------  ------------------------
                                                            2005        2004          2005         2004
                                                         ----------- ------------  -----------  -----------
                                                               (In thousands, except per share data)

Net income, as reported................................. $  23,392   $  34,352     $  76,900    $  94,753
Add: Stock-based compensation expense included in
    reported net income, net of taxes...................       792         397         2,079        1,190
Deduct: Total stock-based compensation expense
   determined under fair-value based method for all
   awards,
   net of taxes.........................................    (2,347)     (1,663)       (6,519)      (8,516)
                                                         ----------- ------------  ------------------------
Pro forma net income.................................... $  21,837   $  33,086     $  72,460    $  87,427
                                                         =========== ============  ========================
Basic earnings per share:
   As reported.......................................... $    0.24   $    0.32     $    0.76    $    0.88
   Pro-forma............................................      0.23        0.31          0.72         0.81
Diluted earnings per share:
   As reported..........................................      0.23        0.30          0.71         0.83
   Pro forma............................................      0.21        0.29          0.67         0.76


         The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made. The weighted average assumptions for the 2002 grants are: risk free interest rates ranging from 3.19% to 4.92%; no dividend yield; expected volatility of 0.83; and expected life of 5 years. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from 0.59 to 0.78; and expected life of 5 years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from
0.48 to 0.58; and expected life of 5 years. There were no options granted during the nine-month period ended September 30, 2005. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                           MARVEL ENTERTAINMENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2005
                                   (unaudited)


         Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will soon no longer be an alternative. SFAS 123(R) must be adopted by the Company no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006, using the modified-prospective method as proscribed in SFAS 123(R).

         As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in a $5.4 million charge to operations in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of the Company's common stock at such dates), the amount of operating cash flows recognized in prior annual periods for such excess tax deductions was $3.6 million and $14.2 million in 2004 and 2003, respectively, and $0 in 2002. Such amounts were $6.2 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively.


         3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS



                                                               September 30,    December 31,
                                                                   2005             2004
                                                               --------------  ---------------
                                                                       (In thousands)

Accounts receivable, net, consist of the following:
Accounts receivable..........................................     $ 81,049         $ 89,594
Less allowances for:
   Doubtful accounts.........................................       (4,367)          (4,851)
   Advertising, markdowns, returns, volume discounts and
   other.....................................................      (12,879)         (11,167)
                                                               --------------  ---------------
Total, net...................................................     $ 63,803         $ 73,576
                                                               ==============  ===============
Inventories, net, consist of the following:
Finished goods...............................................     $  4,364         $  3,034
Component parts, raw materials and work-in-process...........        4,722            3,553
                                                               --------------  ---------------
Total........................................................     $  9,086         $  6,587
                                                               ==============  ===============

Accrued expenses and other current liabilities consist of the following:
Advertising and promotions...................................     $  4,560         $  5,488
Inventory purchases..........................................        3,686            3,032
Bonuses......................................................        5,959            5,545
Pension benefits.............................................        5,596            6,538
Litigation and legal  fees...................................       10,116            8,989
Other........................................................        8,621           14,370
                                                               --------------  ---------------
Total........................................................     $ 38,538         $ 43,962
                                                               ==============  ===============

                           MARVEL ENTERTAINMENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2005
                                   (unaudited)


         4. EARNINGS PER SHARE

         The total number of shares of common stock outstanding as of September 30, 2005 was 97,128,222 net of treasury shares; assuming the exercise of all outstanding stock options and warrants, that number would be 111,414,800. During the nine-month period ended September 30, 2005, 3,165 shares of common stock were issued through stock option exercises.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                          Three Months Ended       Nine Months Ended
                                                            September 30,            September 30,
                                                          2005         2004         2005       2004

Numerator:
   Net income.......................................... $  23,392     $ 34,352   $  76,900   $  94,753
                                                       ============ ============ =========== ===========

Denominator:
   Denominator for basic earnings per share............    96,647      107,130     101,273     108,022
   Effect of dilutive options and restricted stock.....     6,527        6,334       6,645       6,663
                                                       ------------ ------------ ----------- -----------
   Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversions.......................................   103,174      113,464     107,918     114,685
                                                       ============ ============ =======================

Basic earnings per share............................... $    0.24     $   0.32   $    0.76   $    0.88
Diluted earnings per share............................. $    0.23     $   0.30   $    0.71   $    0.83

         During the three and nine-month periods ended September 30, 2005, the Company purchased 1.6 and 9.3 million shares, respectively, of its common stock through the share repurchase program announced on July 12, 2004 and increased in May 2005. On July 19, 2005, the Company completed its $250 million stock repurchase program, under which the Company repurchased a total of 13.5 million shares of its common stock, at an average purchase price of $18.48 per share.

         5. FILM SLATE FACILITY OBLIGATION

         On September 1, 2005, the Company, through its wholly-owned consolidated subsidiary, MVL Film Finance LLC, closed a non-recourse $525,000,000 financing that will enable it to produce its own slate of feature films (the "Film Facility"). The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the Film Facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. An insurance company has insured repayment of the senior debt. The rate for the senior bank debt, including the insurance company's fees, is LIBOR (4.07% at September 30, 2005) or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt will be drawn first and will remain outstanding for the life of the senior bank facility. The Company must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility.

                           MARVEL ENTERTAINMENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2005
                                   (unaudited)


         The Company entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for debt outstanding under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. The notional amount of the interest rate cap agreement at September 30, 2005 was $25 million. The interest rate cap is recorded at fair value and included in deferred financing costs in the accompanying balance sheet at September 30, 2005. The interest rate cap expires on October 15, 2014.

As of September 30, 2005, MVL Film Finance LLC had $24.8 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs related to the development and closing of the facility ($21.5 million) and the purchase of the interest rate cap discussed above ($3.2 million). The transaction costs are being amortized over the minimum expected term of the facility, which approximates 4.5 years.

         6. SEGMENT INFORMATION

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

Toy Segment

         The Toy segment designs, develops and markets toys (primarily action figures and accessories) to the worldwide marketplace. The majority of these toys are produced and sold by Marvel's master toy licensee, Toy Biz Worldwide Ltd. ("TBW"). The Company itself produces and sells a limited line of toys it designs, develops and markets based upon movies and television shows featuring Spider-Man and produced by Sony Pictures, and upon characters that the Company has licensed in, such as characters from the movie trilogy The Lord of the Rings, the forthcoming movie and television shows based on the character Curious George and the television shows for Total Nonstop Action ("TNA") wrestling.

                           MARVEL ENTERTAINMENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2005
                                   (unaudited)


         Set forth below is certain operating information for the segments of the Company.


                                          Three months ended September 30, 2005
                              --------------------------------------------------------------

                                Licensing  Publishing     Toys      Corporate        Total
                              --------------------------------------------------------------
                                                    (In thousands)

Net sales...................  $  33,218    $  25,800   $  22,110     $    --     $  81,128
Costs and expenses..........     13,171       14,835      11,874       6,143        46,023
Operating income (loss).....     20,051       10,974      10,468      (6,143)       35,350

                                          Three months ended September 30, 2004
                              --------------------------------------------------------------

                                Licensing  Publishing     Toys      Corporate        Total
                              --------------------------------------------------------------
                                                    (In thousands)

Net sales...................  $  64,224    $  22,621    $  48,338    $    --     $ 135,183
Costs and expenses..........     15,204       14,572       36,748      8,084        74,608
Operating income (loss).....     49,024        9,372       11,833     (8,084)       62,145


                                             Nine months ended September 30, 2005
                              --------------------------------------------------------------

                                Licensing   Publishing     Toys      Corporate      Total
                              --------------------------------------------------------------
                                                    (In thousands)

Net sales...................     $ 148,318  $ 69,082     $  56,012   $     --    $ 273,412
Costs and expenses..........        60,561    41,334        28,568     18,054      148,517
Operating income (loss).....        87,966    27,757        28,069    (17,404)     126,388

                                            Nine months ended September 30, 2004
                                -------------------------------------------------------------

                                Licensing*  Publishing      Toys      Corporate     Total
                                -------------------------------------------------------------
                                                       (In thousands)

Net sales..................     $  158,078  $ 63,874     $ 191,024   $     --    $ 412,976
Costs and expenses.........         47,724    40,598       137,020     16,352      241,694
Operating income (loss)....        118,475    25,651        55,284    (16,352)     183,058

         (*) Includes equity in net income of joint venture of $8,117 from January 1, 2004 to March 31, 2004.

                           MARVEL ENTERTAINMENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2005
                                   (unaudited)


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



                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                        --------------------------  ----------------------
                                                           2005          2004         2005        2004
                                                        ------------ -------------  ---------- -----------
                                                                         (In thousands)

Total cost for plan period
   Service cost.......................................     $  --         $   --       $  --      $    --
   Interest cost......................................       283            293         850          879
   Expected return on plan assets.....................      (240)          (277)       (720)        (832)
   Amortization of:
      Unrecognized net transition obligation (asset)          --             --          --           --
      Unrecognized prior service cost.................       (13)           (13)        (40)         (39)
      Unrecognized net loss...........................        45             30         135           90
                                                        ------------ -------------  ---------- -----------
Net periodic pension cost.............................     $  75         $   33       $ 225      $    98
                                                        ============ ========================= ===========

         8. INCOME TAXES

         The Company's effective tax rate for the three-month period ended September 30, 2005 (31.9%) was lower than the statutory rate due primarily to the recognition of additional tax benefit relating to state and local net operating losses, the effects of the consolidation of the Spider-Man
Merchandising, L.P. (the "Joint Venture"), and Federally tax free investment returns offset by state and local taxes. The effective tax rate for the third quarter reflects a benefit of 4.5% from discrete items primarily related to the valuation of deferred tax assets for state and local net operating losses, which will not recur in future quarters. The Company's effective tax rate for the nine-month period ended September 30, 2005 (36.7%) was higher than the Federal statutory rate due primarily to state and local taxes offset by a recognition of additional tax benefit relating to state and local net operating losses, the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns. The Company's effective tax rate for the three-month period ended September 30, 2004 (34.3%) was lower than the Federal statutory rate due primarily to the effects of the consolidation of the Joint Venture offset by the impact of state and local taxes. The Company's effective tax rate for the nine-month period ended September 30, 2004 (36.0%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture. The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the minority share of the Joint Venture income is deducted in computing the Company's effective tax rate. The impact of this reduction to the Company's effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower.

                           MARVEL ENTERTAINMENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2005
                                   (unaudited)


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

         Brian Hibbs, d/b/a Comix Experience v. Marvel. On May 6, 2002, in New York State Supreme Court, County of New York, Mr. Hibbs commenced a putative class action alleging that the Company breached its own Terms of Sale Agreement to comic book retailers and resellers, breached its obligation of good faith and fair dealing, fraudulently induced plaintiff and other members of the purported class to buy comics and unjustly enriched itself. Mr. Hibbs sought certification of the putative class and his designation as its representative, compensatory damages of $8 million on each cause of action and punitive damages in an amount to be determined at trial. The parties reached a settlement in which the retailers and resellers would receive a credit to their account with the Company's exclusive distributor, depending on their prior purchases of certain comic book issues. On August 9, 2005, the court certified the class for settlement purposes and approved the parties' settlement as fair, reasonable and adequate. As the Court's order was entered on August 25, 2005, and the time for any class member to appeal has elapsed, the settlement is currently being administered and class members are receiving their agreed upon credits pursuant to the settlement. The Company believes this matter is now concluded.

         Tribune Entertainment Company v. Marvel Enterprises, Inc. On October 30, 2003, Tribune Entertainment Company ("Tribune") filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleges three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series. Prior to release of the Mutant X television series in 2001, both the Company and Tribune were sued by Twentieth Century Fox Film Corporation ("Fox"), the licensee of the X-Men properties for motion pictures, among other rights. In 2003, the Fox litigation was settled. Tribune seeks to recover $31 million in damages from Marvel in connection with the Mutant X television series and the Fox litigation. On October 4, 2005, after completion of fact discovery, the Company filed a motion for summary judgment seeking dismissal of all of Tribune's claims. That motion will be decided by the Court after Tribune's answering papers and the Company's reply papers, if any, are filed. The action is in the expert discovery phase and a tentative trial date of March 1, 2006 has been scheduled by the Court.

         10. Subsequent Events

Credit Facility

         On November 9, 2005, the Company entered into an agreement for a credit facility with HSBC Bank USA, National Association (the "HSBC Credit Facility") to provide for a $150 million revolving credit line (this amount decreases to $100 million on March 31, 2006) with a sublimit of $27 million for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by the Company for working capital and other general corporate purposes and for repurchases of the Company's common stock. The HSBC Credit Facility, which expires on October 31, 2007, contains customary event-of-default provisions and covenants regarding the Company's net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien on (a) the Company's accounts receivable, (b) the Company's rights in its master toy license with TBW and in any successor license, and (c) all common stock of the Company repurchased after the facility's closing date. Borrowings under the facility would bear interest at HSBC's prime rate or, at the Company's choice, at LIBOR-plus-1.25% per annum.

                           MARVEL ENTERTAINMENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2005
                                   (unaudited)


Stock Repurchase Program

         On November 9, 2005, the Company authorized a $250 million common stock repurchase program. Pursuant to the authorization, the Company may, at its option, purchase shares of its common stock from time to time in the open market or through privately negotiated transactions until such time as $250 million of the Company's shares have been repurchased under the program. The Company's largest stockholder and Chief Executive Officer, Isaac Perlmutter, has agreed not to sell any shares until the earlier of October 15, 2006 or the last day in which the repurchase program is in place.

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

         In addition, in connection with the Company's Marvel Studios operations, including those related to the slate of feature films the Company plans to produce on its own with proceeds from its $525 million film slate facility (the "Film Facility"), the following factors, among others, could cause the Company's or Marvel Studios' financial performance to differ materially from that expressed in any forward-looking statements made by the Company: (i) Marvel Studios' potential inability to attract and retain creative talent, (ii) the potential lack of popularity of the Company's films, (iii) the expense associated with producing films, (iv) union activity which could interrupt film production, (v) that Marvel Studios has not, in the past, produced film projects on its own, (vi) changes or disruptions in the way films are distributed including a decline in the profitability of the DVD market, (vii) piracy of films and related products, (viii) that only a limited number of films will be released, (ix) fluctuations in reported income or loss or difficulties in implementing internal controls related to the accounting of film production activities, (x) Marvel Studios' dependence on a single distributor, (xi) the potential inability of the Company's subsidiaries to meet the conditions necessary for an initial funding of a film under the Film Facility, and (xii) the potential inability of the Company's subsidiaries to obtain financing to make more than four films if certain tests related to the economic performance of the film slate are not satisfied (specifically, an interim asset test and a foreign pre-sales test).

         For further discussion of the factors described above, please see the section entitled "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 2004 annual report on Form 10-K and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005. Forward-looking statements in this report speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements to reflect events or circumstances after the date as of which they are made, including changes in business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Management Overview of Business Trends

Current Direction

         The Company principally operates in three distinct segments: Licensing (including the Company's Marvel Studios media licensing operations), Publishing and Toys. The Company expects that in the future, the expansion of the studio operations associated with the Company's recently announced Film Facility will cause the Company to treat Marvel Studios as a segment separate from the Company's licensing operations.

         The Company's growth strategy has been to increase exposure of Marvel characters by licensing them to third parties for development as movies and television shows. The increased exposure can then create revenue opportunities for the Company through increased sales of toys and other licensed merchandise.

         The Company's results have been significantly affected by the release of movies based on its characters, which has fueled demand for products based on the characters featured in the movie. For example, in 2004, the Company benefited from the theatrical release of the movie Spider-Man 2. This release resulted in increased awareness of the Spider-Man character family, which subsequently drove sales of Marvel-branded licensed products, published materials and toys based on that character family. The Company hoped to similarly benefit from the July 2005 theatrical release of the movie Fantastic Four. However, although the Fantastic Four movie experienced significant box-office success, the Company's Toy and Licensing segments did not achieve similar benefits in sales based on the Fantastic Four character family for the three and nine months ended September 30, 2005.

         While Marvel is involved in the creative direction of all entertainment projects based on its characters, the only completed entertainment projects it has produced are published materials. All other completed entertainment projects were conducted through licenses of Marvel's intellectual property.

Growth Strategy for the Future

         The Company remains committed to expanding its brands through movies and television shows created by third parties. This media licensing strategy, however, has inherent limitations, both in terms of profit potential and control over items such as content, release dates, and advertising. Accordingly, on September 1, 2005, MVL Film Finance LLC, a newly formed, special-purpose, bankruptcy-remote, wholly-owned consolidated subsidiary of the Company, closed a $525,000,000 financing facility that will enable the Company to produce its own slate of feature films (the "Film Facility").

         The Film Facility provides the Company with another vehicle for potential growth. Films produced by Marvel Studios through the Film Facility could provide the Company with a meaningful source of profits and more control over the destiny of its film projects. The following Company segment review is accompanied by a description of the Film Facility.

Licensing

         Marvel's Licensing segment is responsible for the merchandising, licensing and promotion of Marvel's characters worldwide. The Licensing segment expanded its international presence in 2004 through newly established sales offices located in London and Tokyo. Also during 2004, the Company began consolidating the operations of Spider-Man Merchandising, LP (the "Joint Venture"), its joint venture with Sony Pictures Entertainment, Inc. The Licensing segment is pursuing a strategy of concentrating its licensee relationships in a smaller number of high-quality licensees, and negotiating higher guaranteed royalty amounts from each licensee. The Licensing segment is also focusing on entering into licenses in new product categories, such as the wireless category, which was first licensed in late 2004, and the massively multi-player online game category, which was licensed in 2005.

         The Company typically enters into multi-year merchandise license agreements that specify minimum royalty payments and include a significant down payment upon signing. The Company recognizes license revenue when it satisfies the requirements of completing the earnings process, including the determination that the credit-worthiness of the licensee reasonably assures collectibility of any specified but unpaid minimum royalties. Once the earnings process is complete, the Company records as revenue the present value of the minimum royalty payments. If cumulative earned royalties exceed the specified minimum royalty payments, such excess royalties are recorded as revenue when earned and are referred to as "overages". If the licensee is not sufficiently creditworthy, the Company does not recognize scheduled royalty payments until they are received.

         In licenses in which the Company has significant continuing involvement or a performance obligation, the minimum royalty payments are recognized as and when such obligations are fulfilled. Licensing fees collected in advance of obligations being fulfilled are recorded as deferred revenue.

         Revenue recognized under license agreements during the periods ended September 30, 2005 and 2004 was generated within the product categories set forth below. The table does not include royalties earned from toys (primarily action figures and accessories) produced and sold by the Company's master toy licensee, Toy Biz Worldwide Ltd. ("TBW"), as such revenue is recorded in the Company's Toy segment. The "Other" category includes licensing revenue from domestics, collectibles and other items.


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                  --------------------------  -----------------------------
                                                      2005          2004          2005            2004
                                                  -------------  -----------  -------------   -------------
                                                        (in millions)                (in millions)

     Apparel and accessories.....................     $    9.8     $   24.1      $   42.6       $    64.3
     Entertainment (including studios, themed
       attractions and electronic games).........          4.5         19.7          46.0            35.9
     Toys........................................         11.7         11.4          24.9            26.8
     Other.......................................          7.2          9.0          34.8            31.1
                                                  -------------  -----------  -------------   -------------
     Total.......................................     $   33.2     $   64.2      $  148.3       $   158.1
                                                  =============  ===========  =============   =============

         Licensing revenue was derived from the following sources during the periods ended September 30, 2005 and 2004:


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                  --------------------------  -----------------------------
                                                      2005          2004          2005            2004
                                                  -------------  -----------  -------------   -------------
                                                        (in millions)                (in millions)

     Domestic....................................     $   20.5     $   17.5      $   76.3       $    78.4
     International...............................          7.5          8.4          30.1            22.3
     Joint Venture...............................          2.3         28.4          20.4            40.0
     Studios.....................................          2.9          9.9          21.5            17.4
                                                  -------------  -----------  -------------   -------------
     Total.......................................     $   33.2     $   64.2      $  148.3       $   158.1
                                                  =============  ===========  =============   =============


Publishing

         Marvel's Publishing segment is in the process of expanding its advertising and promotions business with an increased emphasis on custom comics and in-school marketing. The Publishing segment also intends to continue its long-term focus on expanding distribution to new channels, such as the mass market, and expanding its product line to a younger demographic. The Company does not expect these initiatives to have a significant impact on 2005 revenue. Growth in 2005 is largely due to the expansion of core product lines of comics and trade paperbacks and the introduction of product into new distribution channels.

Toys

         The Company has licensed to TBW the right to produce and sell action figures and accessories, and certain other toys, the Company designs. Marvel also provides product development, marketing and sales services for TBW in exchange for a service fee. The Company receives royalties and service fees from TBW based on TBW's sales of Marvel-designed toys produced and sold by TBW. All royalties received by the Company from the sales of other licensed toys are recorded as royalties in the Company's Licensing segment, as the Company does no product development, marketing, sales or other services for these licensees.

         Toys produced and sold by or for the account of the Company for the period from January 1, 2004 through September 30, 2005 were primarily (i) toys based on Spider-Man movies and television shows produced by Sony Pictures, (ii) toys based on the Lord of the Rings movie trilogy and (iii) toys based on the television shows for Total Nonstop Action ("TNA") wrestling.

         The Company and TBW have entered into agreements which require the Company to provide TBW with certain administrative and management support for which TBW reimburses the Company. For the nine months ended September 30, 2005 and 2004, the Company was reimbursed $6.5 and $6.4 million, respectively, for administrative management and support.


Film Slate

         The Film Facility will enable the Company to produce its own slate of feature films, including films featuring the following Marvel characters:

            o Ant-Man
            o Black Panther
            o Captain America
            o Cloak & Dagger
            o Doctor Strange
            o Hawkeye
            o Nick Fury
            o Shang-Chi

         Films in the film slate may also be titled Power Pack and feature that family of characters (i.e., Alex, Jack, Julie and Katie Power) or The Avengers and feature Ant-Man, Black Panther, Captain America, Hawkeye and Nick Fury. Also included in the film slate are many of the supporting characters that would be most closely associated with the featured characters and character families. For example, Captain America's sidekick, Bucky Barnes, and his nemesis, Red Skull, are both included in the film slate.

         While these characters may be developed as movies by Marvel only through the film slate, Marvel may continue to license its other characters for movie productions by third parties, obtain financing to produce movies based on these other characters itself or with others or, with the consent of the film slate lenders, produce films based on these other characters through the Film Facility.

Key Financial Terms of the Film Facility

Financing Available; Rate of Interest; Borrowings Outstanding

         The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor's, a division of the McGraw-Hill Companies, Inc., and Moody's Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank debt, including Ambac's fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt will be drawn on first and will remain outstanding for the life of the senior bank facility. As of September 30, 2005, MVL Film Finance LLC had $24.8 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs related to the development and closing of the facility.

Limitations on Recourse under Film Facility

         The borrowings under the Film Facility are non-recourse to the Company and its affiliates, other than MVL Film Finance LLC. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the film slate, as collateral for the borrowings.

While the borrowings are non-recourse to the Company, the Company has agreed to instruct its subsidiaries involved in the film slate to maintain certain operational covenants. If such covenants are not maintained, the Company may be liable for the actual damages caused by such failure. The Company's liability in this circumstance would be subject to limitations even then, including the exclusion of consequential damages arising out of the breach of these operational covenants.

Use of Funds

         Funds under the facility will be used for the production of up to ten films featuring the characters included in the film slate. Funds may be used to produce more than one film based on a single character or character family, so even if ten films are produced using the funds from the facility, not all characters and character families included in the film slate will necessarily be the subject of a film financed under the Film Facility.

Initial Funding Conditions

         For any film included in the Film Facility, an initial funding may be made only if certain conditions are met. These conditions include obtaining a satisfactory completion bond, production insurance, distribution for the film and compliance with representations, warranties and covenants contained in the transaction documents. The distribution requirements, described in detail below, require Marvel to pre-sell the distribution rights to a film in Australia and New Zealand, Japan, Germany and German speaking Switzerland and Austria, France and French speaking Belgium, and Spain (the "Reserved Territories") and obtain an agreement with a major studio to distribute the film in all other territories. To obtain a completion bond, Marvel will need to have the main operational pieces to producing a film, including approved production, cash flow and delivery schedules, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer, in place.

Additional Initial Funding Conditions for Fifth Film and each Film Thereafter

         In addition, a condition to the initial funding for the fifth film and for each film thereafter is the satisfaction of an interim asset test and a foreign pre-sales test. The interim asset test requires the value of MVL Film Finance LLC's assets to exceed its debt by a ratio of 1.15 to 1. The foreign presales test requires that, on a cumulative basis, at least 33% of the cost of each prior film, as defined in the Film Facility, has been paid for by the pre-sale of the distribution rights to the Reserved Territories and/or the proceeds of any government rebate, subsidy or tax incentive program.

Unrestricted Proceeds of the Film Facility

         For each film, the Company will receive a fixed producer fee of $1,500,000 as an advance against a 5% participation in the gross receipts and proceeds of distribution pre-sales (the "5% Participation") and will retain all of the film-related merchandising revenues, such as revenues from toy sales and product licensing based on the movies. These merchandising revenues and the 5% Participation are neither pledged as collateral nor subject to cash restrictions under the facility.

Restricted Proceeds of the Film Facility

         MVL Film Finance LLC will receive and retain funds from various revenue streams (including: box office receipts, DVD/VHS sales, television, and soundtrack sales relating to the films financed under the slate) after payment of production costs, distribution fees, marketing costs, interest expense and principal repayment. These revenue streams will be placed into a blocked account maintained by MVL Film Finance LLC and may only be used for the production of films and repayment of indebtedness under the facility. After the release of the third film, funds may be withdrawn from the blocked account for Marvel's general corporate purposes (a permitted distribution) under limited circumstances, including compliance with certain financial coverage tests and a minimum balance requirement. After three films, the minimum balance requirement on deposit in the blocked account to make a permitted distribution is $350 million. For each film thereafter until film nine, the minimum balance requirement is reduced by $50 million.

Ability to Refinance or Discontinue Film Facility

         The Film Facility allows MVL Film Finance LLC to either refinance or simply discontinue the financing at any time without penalty by prepaying all outstanding indebtedness and reducing the amount available under the financing to zero.

Development and Distribution of the Film Slate

         As a film development company, MVL Productions LLC, a wholly-owned consolidated subsidiary of the Company, will engage in a broad range of pre-production services including developing film concepts and screenplays, preparing budgets and production schedules, obtaining production insurance and completion bonds and forming a special-purpose, bankruptcy-remote subsidiary to produce each film as a work-made-for-hire for MVL Film Finance LLC. MVL Productions LLC has also entered into a studio distribution agreement with Paramount Pictures Corporation ("Paramount").

Distribution: Worldwide Excluding Reserved Territories

         MVL Productions LLC's studio distribution agreement with Paramount requires Paramount, at the request of MVL Productions LLC, to distribute up to ten films produced under the Film Facility. Paramount is required to release each film during one of two prime release periods each year - the Spring/Summer and Fall/Holiday seasons. Under the studio distribution agreement, Paramount has guaranteed MVL Productions LLC wide distribution outside of the Reserved Territories with commensurate advertising and marketing efforts for each film. Included in Paramount's distribution rights are exclusive theatrical and non-theatrical (e.g., exhibition on airplanes, schools and military installations), home video, pay television and international television (excluding the Reserved Territories) distribution rights. Excluded are all distribution rights with respect to the Reserved Territories and free television distribution in the United States. As compensation for its services under the studio distribution agreement, Paramount is permitted to recoup its distribution costs (including print and advertising costs) and expenses for each film from the gross receipts of that film and to receive a distribution fee.

Distribution: Reserved Territories

         MVL Productions LLC is required to pre-sell the distribution rights for each film in the Reserved Territories. The proceeds of these pre-sale arrangements will provide a source of funding for the direct costs of the films in addition to the Film Facility. The target for such pre-sales is 33% of the costs of each film. Obtaining this target (on a cumulative basis) is a condition to the initial funding for the fifth film and for each film thereafter.

Reimbursement of Development Costs and Overhead

         Under the Film Facility, the Company expects to incur expenses, principally incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial funding of such film are met. Until the initial funding for a film, these costs will be paid for by the Company. At initial funding, these development costs and incremental overhead expenses of the Company related to the film of up to two percent (2%) of the costs for that film will be reimbursed by the Film Facility. The Company will be responsible for any additional overhead expenses and any development costs that are not reimbursed in the event the conditions of an initial funding for the film to which such development costs relate were never met.

Costs of Film Facility in 2005

         The Company expects that expenses (primarily interest expense) related to the Film Facility will be approximately $4.3 million during 2005, of which $0.9 million has been recognized in the third quarter of 2005 with the balance expected in the fourth quarter. While some of these expenses may be reimbursable as described above, the Company cannot estimate at this time the amount of additional expenses that will be reimbursable through additional borrowings under the Film Facility.

Marvel Studios

         Marvel Studios is in the process of ramping up its operations to meet the increased responsibilities it will face as a working movie studio. Marvel Studios has relocated to new office space and is in the process of adding key personnel to its film operations. In addition, Marvel Studios continues to work on media licensing projects at various stages of development or production.


Results of Operations

Three-month period ended September 30, 2005 compared with the three-month period
--------------------------------------------------------------------------------
ended September 30, 2004
------------------------

Net Sales


                                                Three Months ended
                                                   September 30,
                                             ------------------------
                                                2005         2004       Change
                                             -------------------------------------
                                              (dollars in millions)
Licensing...................................  $  33.2       $  64.2     (48)%
Publishing..................................     25.8          22.6      14%
Toys........................................     22.1          48.4     (54)%
                                             -----------  -----------
Total.......................................  $  81.1       $ 135.2     (40)%
                                             ===========  ===========

         The Company's consolidated net sales decreased $54.1 million to $81.1 million in the third quarter of 2005, primarily as a result of the decrease in sales from the Licensing and Toy segments.

         Licensing segment sales decreased $31.0 million from $64.2 million during the third quarter of 2004 to $33.2 million during the third quarter of 2005. This decrease was principally due to the reduction in sales derived from the Joint Venture and from studio media licensing generated by the July 2004 Spider-Man 2 theatrical release. Sales derived from the Joint Venture for the third quarter of 2005 was $2.4 million compared to $28.3 million in the prior year period. Studio media licensing related to Spider-Man 2 decreased $4.7 million in the third quarter of 2005.

         Sales from the Publishing segment increased $3.2 million to $25.8 million in the third quarter of 2005, resulting from higher sales of trade paperbacks into the bookstore and direct market channels.

         Sales from the Toy segment decreased $26.3 million to $22.1 million in the third quarter of 2005, primarily due to a $35.0 million decrease in the direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release. This decrease was partially offset by increases in royalty and service fee revenue derived from licensed toy sales associated with TBW.

Cost of Revenues


                                                          Three Months ended September 30,
                                                  -------------------------------------------------
                                                           2005                     2004
                                                              % of Net                  % of Net
                                                   Amount       Sales       Amount        Sales
                                                  ---------- ------------ ------------ ------------
                                                                (dollars in millions)

Licensing.......................................     $   --      N/A         $    --       N/A
Publishing......................................        11.0     43%            10.6       47%
Toys............................................         3.1     14%            27.7       57%
                                                  -----------             -------------
Total...........................................     $  14.1     17%         $  38.3       28%
                                                  ===========             =============

         Consolidated cost of revenues decreased $24.2 million to $14.1 million in the third quarter of 2005, primarily due to decreased production costs, resulting from lower direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release, as described above. Consequently, the Company's consolidated cost of revenues as a percentage of sales decreased to 17% in the third quarter of 2005, as compared to 28% in the third quarter of 2004.

         Publishing cost of revenues as a percentage of sales decreased from 47% in the third quarter of 2004 to 43% in the third quarter of 2005 as a result of an increase in sales of trade paperbacks, which have lower creative production costs than comic books.

         The decrease in Toy cost of revenues from 57% of net sales in the third quarter of 2004 to 14% in the third quarter of 2005 reflects a change in product mix due to a decrease in production costs associated with decreased revenue derived from the direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release and an increase in royalty and service fee revenue from licensed toy sales associated with TBW, for which there are no production costs.

Selling, General and Administrative Expenses


                                                  Three Months ended September 30,
                                          --------------------------------------------------
                                                    2005                     2004
                                                        % of Net                 % of Net
                                            Amount        Sales      Amount       Sales
                                          ------------ ------------ ---------- -------------
                                                        (dollars in millions)

Licensing...............................    $  13.1        39%        $  15.2      24%
Publishing..............................        3.9        15%            3.9      17%
Toys....................................        7.6        34%            7.7      16%
Corporate Overhead......................        6.1        N/A            8.1      N/A
                                          -------------             -----------
Total...................................    $  30.7        38%        $  34.9      26%
                                          =============             ===========

         Consolidated selling, general and administrative ("SG&A") expenses decreased $4.2 million to $30.7 million in the third quarter of 2005, primarily due to lower expenses in the Licensing and Corporate segments. Consolidated SG&A as a percentage of net sales increased to 38% in the third quarter of 2005 as compared to 26% in the third quarter of 2004, resulting from the decrease in net sales.

         SG&A expenses decreased $2.1 million in the Licensing segment in the third quarter of 2005 compared with the third quarter of 2004 primarily as a result of a favorable settlement related to a merchandise royalty sharing dispute. As a result of the decrease in licensing segment sales, SG&A increased to 39% of licensing net sales in the third quarter of 2005 compared with 24% in the third quarter of 2004.

         Toy segment SG&A expenses remained flat but increased as a percentage of sales from 16% in the third quarter of 2004 to 34% in the third quarter of 2005 as a result of the decline in Toy sales.

         Corporate overhead expenses decreased $2.0 million in the third quarter of 2005 compared with the third quarter of 2004, principally due to a decrease in salaries and in legal expenses.

Operating Income


                                                Three Months ended September 30,
                                         ------------------------------------------------
                                                   2005                    2004

                                           Amount       Margin      Amount      Margin
                                         ------------ ------------ ---------- -----------
                                                      (dollars in millions)
Licensing..............................    $  20.0        60%        $  49.0     76%
Publishing.............................       11.0        43%            9.4     42%
Toys...................................       10.5        48%           11.8     24%
Corporate Overhead.....................       (6.1)       N/A           (8.1)    N/A
                                         -------------             -----------
Total..................................    $  35.4        44%        $  62.1     46%
                                         =============             ===========

         Consolidated operating income decreased $26.7 million to $35.4 million in the third quarter of 2005, primarily due to the lower sales in the Licensing segment. As a percentage of sales, consolidated operating margins in the third quarter of 2005 were slightly below the third quarter of 2004 as a result of lower Licensing segment margins due to lower Licensing sales, offset by higher Toy segment margins due to the change in product mix.

         Operating margins of the Licensing segment decreased to 60% in the third quarter of 2005 from 76% in the comparable prior year quarter as a result of relatively flat overhead costs coupled with lower sales. The margin was further reduced due to the decrease in sales generated from the Joint Venture. Joint Venture revenues have no related royalty expense payable to studios, and therefore have higher margins than other License segment revenue streams, where the related royalty expense payable to studios is recorded within selling expense.

         Operating margins increased in the Toy segment to 48% in the third quarter of 2005 from 24% in the third quarter of 2004 as a result of an increase in higher margin royalty and service fee revenue from licensed toy sales associated with TBW and a decrease in revenue derived from lower margin direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release.

Other

         The Company had net interest expense of $0.4 million in the third quarter of 2005, compared to net interest income of $0.6 million in the third quarter of 2004. This was the result of interest expense in 2005 related to the Film Facility of $0.9 million, offset by interest income. Interest income reflects amounts earned on the Company's cash equivalents and short-term investments.

Income Taxes

         The Company's effective tax rate for the three-month period ended September 30, 2005 (31.9%) was lower than the statutory rate due primarily to recognition of additional tax benefit relating to state and local net operating losses, the effects of the consolidation of the Joint Venture, and Federally tax free investment returns offset by state and local taxes. The effective tax rate for the third quarter reflects a benefit of 4.5% from discrete items primarily related to the valuation of deferred tax assets for state and local net operating losses, which will not recur in future quarters. The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the minority share of the Joint Venture income is deducted in computing the Company's effective tax rate. The impact of this reduction to the Company's effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower. The Company completely utilized its Federal net operating loss carryforwards in 2004. The Company retains various state and local net operating loss carryforwards of approximately $308 million, which will expire in various jurisdictions in years 2005 through 2023.

         The  Company  is  under   examination   by  various   state  and  local
jurisdictions, the results of which are not expected to be material to the Company's financial position, results of operations or cash flows.

2                                      21

Nine-month  period ended September 30, 2005 compared with the nine-month  period
--------------------------------------------------------------------------------
ended September 30, 2004
------------------------

Net Sales

                                                 Nine Months ended
                                                   September 30,
                                             ------------------------
                                                2005         2004       Change
                                             -----------------------------------
                                              (dollars in millions)

Licensing...................................   $148.3        $158.1      (6)%
Publishing..................................     69.1          63.9       8%
Toys........................................     56.0         191.0     (71)%
                                             -----------  -----------
Total.......................................   $273.4        $413.0     (34)%
                                             ===========  ===========

         The Company's consolidated net sales of $273.4 million for the nine-month period ended September 30, 2005 were $139.6 million lower than net sales in the comparable period of 2004, primarily due to decreased sales from the Toy segment.

         The overall decrease in Licensing segment sales ($9.8 million) was due to decreases in the Joint Venture and domestic licensing, which were only partially off-set by strength in international licensing. For the nine-month period ended September 30, 2005, the Joint Venture generated $20.4 million of sales compared with $40.0 million recorded by the Company for the period from April 1 2004 (the initial date the Joint Venture was consolidated) through September 30, 2004. This decrease was partially off-set by increases in
international   licensing  ($7.8  million)  and  studio  media  licensing  ($4.5 million).

         Sales from the Publishing segment increased $5.2 million to $69.1 million for the nine-month period ended September 30, 2005 primarily due to $4.3 million of higher sales of trade paperbacks and comic books into the direct market channel. This was partially due to an increase in the number of published comic book titles from 580 during the nine months ended September 30, 2004 to 605 for the nine months ended September 30, 2005.

         Sales from the Toy segment decreased $135.0 million to $56.0 million in the nine-month period ended September 30, 2005, primarily due to a $156.4 million decrease in the direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release. This decrease was partially offset by increases in royalty and service fee revenue derived from licensed toy sales associated with TBW.

Cost of Revenues

                                       Nine Months ended September 30,
                               -------------------------------------------------
                                        2005                     2004
                                           % of Net                  % of Net
                                Amount       Sales       Amount        Sales
                               ---------- ------------ ------------ ------------
                                             (dollars in millions)

Licensing....................     $ --        N/A          $  --        N/A%
Publishing...................      30.2       44%            29.7       46%
Toys.........................       7.3       13%           112.0       59%
                               ---------               -------------
Total........................     $37.5       14%          $141.7       34%
                               =========               =============

         Consolidated cost of revenues decreased $104.2 million to $37.5 million for the nine-month period ended September 30, 2005, primarily due to decreased production costs, resulting from lower direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release, as described above. Consequently, the Company's consolidated cost of revenues as a percentage of sales decreased to 14% for the nine-month period ended September 30, 2005, as compared to 34% in comparable period of 2004.

         Publishing cost of revenues as a percentage of sales decreased from 46% in the third quarter of 2004 to 44% in the third quarter of 2005 as a result of an increase in sales of trade paperbacks, which have lower creative production costs than comic books.

         The decrease in Toy cost of revenues from 59% of net sales in the nine-month period ended September 30, 2004 to 13% in the nine-month period ended September 30, 2005 reflects a change in product mix due to a decrease in production costs associated with decreased revenue derived from the direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release and an increase in royalty and service fee revenue from licensed toy sales associated with TBW, for which there are no production costs.

Selling, General and Administrative Expenses

                                        Nine Months ended September 30,
                               -------------------------------------------------
                                         2005                     2004
                                             % of Net                 % of Net
                                 Amount        Sales      Amount       Sales
                               ------------ ------------ ---------- ------------
                                             (dollars in millions)

Licensing....................    $  60.4        41%        $  47.6      30%
Publishing...................       11.1        16%           10.8      17%
Toys.........................       18.0        32%           22.3      12%
Corporate Overhead...........       18.1        N/A           16.4      N/A
                               -------------             -----------
Total........................    $ 107.6        39%        $  97.1      24%
                               =============             ===========

         Consolidated selling, general and administrative ("SG&A") expenses increased $10.5 million to $107.6 million for the nine-month period ended September 30, 2005, primarily due to the $10 million charge associated with the settlement of litigation with Stan Lee recorded in the first quarter of 2005 in the Licensing segment. Consolidated SG&A as a percentage of net sales increased to 39% for the nine-month period ended September 30, 2005 as compared to 24% in the comparable period of 2004 as a result of the decrease in consolidated net sales and the impact of the first-quarter 2005 Stan Lee settlement provision.

         Licensing segment SG&A expenses increased $12.8 million (27%) as a result of the $10 million charge associated with the Stan Lee settlement, higher international sales commissions and higher salaries. As a percentage of sales, licensing SG&A increased to 41% in the nine-month period ended September 30, 2005 from 30% in the comparable prior year period as a result of these cost increases combined with the decrease in licensing sales in 2005.

         Toy segment SG&A expenses increased as a percentage of sales from 12% in the nine-month period ended September 30, 2004 to 32% in the nine-month period ended September 30, 2005 as a result of the decline in Toy sales. Toy SG&A expenses decreased $4.3 million to $18.0 million for the nine-month period ended September 30, 2005 from $22.3 million for the nine-month period ended September 30, 2004 as a result of a decline in royalty fees of $5.5 million due to the reduction of direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release, which was partially offset by a $1.0 million increase to advertising expense.

         Corporate overhead expenses increased $1.7 million for the nine-month period ended September 30, 2005 principally due to increased legal expenses.

Operating Income

                                         Nine Months ended September 30,
                                ------------------------------------------------
                                         2005                    2004
                                   Amount      Margin     Amount      Margin
                                -----------  ---------- ---------- -------------
                                             (dollars in millions)

Licensing......................   $ 88.0        59%        $118.5      75%
Publishing.....................     27.7        40%          25.7      40%
Toys...........................     28.1        50%          55.3      29%
Corporate Overhead.............    (17.4)       N/A         (16.4)     N/A
                                ------------            -----------
Total..........................   $126.4        46%        $183.1      44%
                                ============            ===========

         Consolidated operating income decreased $56.7 million to $126.4 million for the nine-month period ended September 30, 2005, primarily due to the lower sales in the Licensing and Toy segments. As a percentage of sales, consolidated operating margins for the nine-month period ended September 30, 2005 were slightly higher than for the comparable period of 2004 as a result of lower Licensing segment margins due to lower Licensing sales, offset by higher Toy segment margins due to the change in product mix.

         Operating margins decreased in the Licensing segment from 75% for the nine-month period ended September 30, 2004 to 59% in the comparable period of 2005 as a result of lower licensing sales in 2005 and higher costs as a result of the Stan Lee settlement. The margin was further reduced due to the decrease in sales generated from the Joint Venture. Joint Venture revenues have no related royalty expense payable to studios, and therefore have higher margins than other License segment revenue streams, where the related royalty expense payable to studios is recorded within selling expense.

         Operating margins increased in the Toy segment to 50% for the nine-month period ended September 30, 2005 from 29% in the comparable period of 2004 as a result of an increase in higher margin royalty and service fee revenue from licensed toy sales associated with TBW and a decrease in revenue derived from lower margin direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release.

Other

         The Company had net interest income of $2.2 million for the nine-month period ended September 30, 2005, compared to net interest expense of $18.3 million in the comparable period of 2004. This was the result of the redemption of the Company's 12% senior notes on June 15, 2004. Interest income reflects amounts earned on the Company's cash equivalents and short-term investments.

Income Taxes

         The Company's effective tax rate for the nine-month period ended September 30, 2005 (36.7%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the recognition of additional tax benefit relating to state and local net operating losses, the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns. The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the minority share of the Joint Venture income is deducted in computing the Company's effective tax rate. The impact of this reduction to the Company's effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower. The Company completely utilized its Federal net operating loss carryforwards in 2004. The Company retains various state and local net operating loss carryforwards of approximately $308 million, which will expire in various jurisdictions in years 2005 through 2023.

         The  Company  is  under   examination   by  various   state  and  local
jurisdictions, the results of which are not expected to be material to the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

         The  Company's   primary   sources  of  liquidity  are  cash  and  cash
equivalents, short-term investments, cash flows from operations, the Film Facility and the HSBC Credit Facility (defined below). The Company anticipates that its primary uses for liquidity will be to conduct its business and pursue its stock repurchase program.

         Net cash provided by operating activities decreased $65.2 million to $57.3 million for the nine-month period ended September 30, 2005, compared to $122.5 million for the comparable prior year period primarily due to the Company having fully utilized its net operating loss carryforwards in late 2004, resulting in the generation of current tax obligations. Income tax payments in 2005 totaled $67.3 million, compared with $21.7 million in the prior year. In addition, the Company had a $10.9 million increase in distributions to the Joint Venture partner.

         The Company had working capital of $58.2 million at September 30, 2005 compared with working capital of $142.2 million at December 31, 2004, a decline of $83.9 million. This decline is primarily the result of the Company using short-term investments and operating cash to finance its stock repurchase plan described below, which was partially offset by cash generated through operations.

         Net cash flows from investing activities for the nine-month period ended September 30, 2005 reflect the sale of short-term investments to finance the Company's common stock repurchase program described below. Net cash flows from investing activities for the nine-month period ended September 30, 2004 reflect the sale of short-term investments to repay long-term debt and finance the Company's common stock repurchase program described below.

         In July 2004, the Company began a $100 million common stock repurchase program, which was increased to $250 million on May 11, 2005. The Company completed its $250 million stock repurchase program on July 19, 2005, under which the Company repurchased a total of 13.5 million shares of its common stock, at an average purchase price of $18.48 per share. During 2005, the Company expended $191.9 million for the repurchase of common stock. These repurchases were financed through the sale of investments of approximately $100.1 million and cash generated from operations.

         As described above, MVL Film Finance LLC maintains a $525,000,000 credit facility for the purpose of producing theatrical motion pictures based on Marvel's characters. The Film Facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor's, a division of the McGraw-Hill Companies, Inc., and Moody's Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank credit, including Ambac's fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. The Company entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for outstanding debt under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. Pursuant to the terms of the financing, the mezzanine credit will be drawn on first and will remain outstanding for the life of the senior bank facility. As of September 30, 2005, MVL Film Finance LLC had $24.8 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs related to the development and closing of the facility. The Company must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility. The Company is in compliance with its covenants under the Film Facility.

         During most of the third quarter, the Company maintained a credit facility with HSBC Bank USA, National Association ("HSBC") that provided for a $15 million revolving line of credit and up to $15 million in letters of credit. At the Company's election, effective as of the closing of the Film Facility, the Company and HSBC terminated this credit facility.

         On November 9, 2005, the Company entered into an agreement for a credit facility with HSBC (the "HSBC Credit Facility") to provide for a $150 million revolving credit line (this amount decreases to $100 million on March 31, 2006) with a sublimit of $27 million for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by the Company for working capital and other general corporate purposes and for repurchases of the Company's common stock. As of November 9, 2005, $0.3 million of letters of credit were outstanding, and there were no borrowings, under the HSBC Credit Facility. The HSBC Credit Facility, which expires on October 31, 2007, contains customary event-of-default provisions and covenants regarding the Company's net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien on (a) the Company's accounts receivable, (b) the Company's rights in its master toy license with TBW and in any successor license, and (c) all common stock of the Company repurchased after the facility's closing date. Borrowings under the facility would bear interest at HSBC's prime rate or, at the Company's choice, at LIBOR-plus-1.25% per annum.

         On November 9, 2005, the Company authorized a $250 million common stock repurchase program. Pursuant to the authorization, the Company may, at its option, purchase shares of its common stock from time to time in the open market or through privately negotiated transactions until such time as $250 million of the Company's shares have been repurchased under the program. The Company's largest stockholder and Chief Executive Officer, Isaac Perlmutter, has agreed not to sell any shares until the earlier of October 15, 2006 or the last day in which the repurchase program is in place.

         The Company believes that its cash and cash equivalents, short-term investments and cash flows from operations, the Film Facility, the HSBC Credit Facility and other sources of liquidity will be sufficient for the Company to conduct its business and pursue its stock repurchase program.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has foreign operations in Hong Kong, the United Kingdom and Japan. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk.

         Interest rate changes generally do not effect the market value of the Company's debt under the Film Facility but do impact the amount of the Company's interest payments under the Film Facility and therefore, the Company's future earnings and cash flows, assuming other factors are held constant. On September 30, 2005, the Company had variable rate debt under the Film Facility of $24.8 million. On September 1, 2005, the Company entered into an interest rate cap agreement in connection with the Film Facility, to mitigate its exposure to increases in the LIBOR rate, as described in the Notes to Condensed Consolidated Financial Statements in Part I hereof. The interest rate cap settles on the 15th day (or the first business day thereafter) after the end of each calendar quarter in which it is in effect until its expiration on October 15, 2014. The fair value of this interest rate cap at September 30, 2005 is $3.4 million. The Company does not enter into derivative financial instruments for speculative purposes.

         Additional information relating to the Company's outstanding financial instruments is included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective. The Company has not identified any changes in its internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

                           PART II. OTHER INFORMATION.
                        --------------------------------

ITEM 1. LEGAL PROCEEDINGS

         The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption "Legal Matters" in the Notes to Condensed Consolidated Financial Statements in Part I hereof.



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers


                                                               Total number of    Approximate dollar
                                                              shares purchased      value of shares
                   Total number of                               as part of         that may yet be
                        shares           Average price       publicly announced     purchased under
                    purchased (a)          paid per          plans or programs      the plans or
     Period                                 share                   (b)               programs
------------------ ----------------- ------------------- ------------------------ --------------------

2005
July............     1,572,100             $  20.76                 1,572,100
August..........        73,400                19.06                        --
September.......            --                --                           --
                   -----------------                         --------------------

Total...........     1,645,500                20.68                 1,572,100             $--(c)
                   =================                         ====================

(a)        This  column's   figures  include  73,400  shares  purchased  by  the
           Fleer/Skybox Plan.

(b) This column represents the number of shares repurchased through the common stock repurchase program announced on July 12, 2004 and revised as announced on May 11, 2005, under which the Company was authorized to repurchase up to $250 million worth of its common stock through June, 30, 2006.

(c) No further shares may be purchased under the repurchase program in effect during the quarter ended September 30, 2005. On November 9, 2005, the Company announced a new repurchase program under which $250 million may be used by the Company to repurchase shares of its common stock.

ITEM 6. EXHIBITS


         3(i)     Articles of Incorporation
         10.1     Amended and Restated Studio Distribution Agreement dated as of
                  August  31,  2005,  by and  between  MVL  Productions  LLC and
                  Paramount Pictures Corporation. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission
         10.2     Form of  Performance-Based  Phantom Stock  Agreement under the
                  Company's 2005 Stock Incentive Plan
         10.3     Form of  Performance-Based  Award Letter  under the  Company's
                  2005 Cash Incentive Plan
         10.4     Amendment to Employment  Agreement Between Timothy E. Rothwell
                  and the Company
         10.5     Credit  Agreement,  dated as of November 9, 2005 among  Marvel
                  Entertainment, Inc. and HSBC Bank USA, National Association
         10.6     Pledge and Security Agreement, dated as of November 9, 2005 by
                  Marvel Entertainment, Inc. and Marvel Characters, Inc. in favor of HSBC Bank USA, National Association
         10.7     Guaranty,  dated as of November 9, 2005 by Marvel  Characters,
                  Inc. in favor of and for the benefit of HSBC Bank USA, National Association
         10.8     Share Disposition  Agreement,  dated as of November 8, 2005 by and between Marvel Entertainment, Inc. and Isaac Perlmutter
         31.1     Certification  by Chief  Executive  Officer  pursuant  to Rule
                  13a-14(a) under the Exchange Act
         31.2     Certification  by Chief  Financial  Officer  pursuant  to Rule
                  13a-14(a) under the Exchange Act
         32       Certification  by Chief Executive  Officer and Chief Financial
                  Officer pursuant to Rule 13a-14(b) under the Exchange Act

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MARVEL ENTERTAINMENT, INC.
                                      (Registrant)

         Dated: November 9, 2005            By: /s/ Isaac Perlmutter
                                                ----------------------------
                                                   Isaac Perlmutter
                                                   Chief Executive Officer


         Dated: November 9, 2005            By: /s/ Kenneth P. West
                                                -------------------------------
                                                    Kenneth P. West
                                                    Chief Financial Officer