Form 10-K
period 2005-12-31
Marvel Entertainment, Inc.
filed 2006-03-16
CIK 933730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 1-13638

MARVEL ENTERTAINMENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3711775

(State of incorporation)	(I.R.S. employer identification number)

417 Fifth Avenue

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |X|	Accelerated filer |_|	Non-accelerated filer |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,472,455,819 based on a price of $19.72 per share, the closing sales price for the Registrant's common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of March 9, 2006, there were 85,187,217 outstanding shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, which the Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, the term “the Company” and the term “Marvel” each refer to Marvel Entertainment, Inc., a Delaware corporation, and its subsidiaries. The Company changed its name from “Marvel Enterprises, Inc.” in September 2005. Certain of the characters and properties referred to in this report are subject to copyright and/or trademark protection.

General

The Company is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters. The Company operates in the licensing, publishing and toy businesses in both domestic and international markets. The Company's library of characters includes, but is not limited to, Spider-Man, X-Men, The Incredible Hulk, Blade, Daredevil, The Punisher, Captain America, The Fantastic Four, Namor, Nick Fury, Thor, The Avengers, Silver Surfer, Ant-Man, Iron Man, and Ghost Rider, and is one of the oldest and most recognizable collections of characters in the entertainment industry.

The Company's business is divided into three integrated and complementary operating segments: its Licensing segment, Publishing segment and Toy segment. Marvel Studios’ operations are included in the Licensing segment, as currently the business activities of Marvel Studios relate to the licensing of Marvel characters to third-party motion picture and television producers. The Company expects that in the future, the expansion of the studio operations to include Marvel-produced feature films financed via the Company’s $525 million film slate facility (the “Film Facility”) will cause the Company to treat Marvel Studios as a separate segment. The Film Facility is described below.

The Company’s growth strategy has been to increase exposure of Marvel characters by licensing them to third parties for development as movies and television shows. The increased exposure can then create revenue opportunities for the Company through increased sales of toys and other licensed merchandise.

The Company and Sony Pictures Entertainment Inc. (“Sony Pictures”) have entered into a joint venture, called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. Since April 2004, the operations of the Joint Venture have been consolidated in the Company’s accompanying consolidated financial statements. Prior to 2004, the Company filed financial statements of the Joint Venture as an amendment to the Company’s Annual Report on Form 10-K.

Licensing

The Licensing segment licenses the Company's characters for use in a wide variety of products, some of which are described below. The Licensing segment also licenses the Company’s characters for use in a variety of media, including feature films, television programs, video games, animation and destination-based entertainment (including theme parks), and for promotional use.

Consumer Products

Marvel licenses its characters for use in a wide variety of consumer products, including toys, apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles. Revenues from the Company’s toy licenses with Toy Biz Worldwide Ltd. and, in the future, Hasbro, Inc., described below, are classified in the Company’s Toy segment.

Studio Media Licensing

Feature Films. The Company has licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, the Company currently has licenses with Twentieth Century Fox to produce motion pictures featuring characters, including Daredevil/Elektra, The Fantastic Four and X-Men. Marvel also has outstanding licenses with studios for a number of its other characters, including Spider-Man, Deathlok, Namor and The Punisher. Under these licenses, the Company generally retains control over merchandising rights and retains more than 50% of merchandising-based royalty revenue.

Television Programs. The Company also licenses Marvel characters for use in television programs, which fuel additional brand awareness for the Company’s characters. Several live-action and animated television shows based on Marvel Characters are currently in development including live-action television programming based on Blade for Spike TV and animated programming based on The Fantastic Four, Iron Man and the X-Men.

Made-for-DVD Animated Feature Films. The Company licenses Marvel characters to an entity controlled by Lionsgate to produce (under the Company’s direction) up to ten feature-length animated films for distribution by Lionsgate directly to the home video market. The first feature, Ultimate Avengers, was released on February 21, 2006 and features entitled Ultimate Avengers 2, Iron Man and Doctor Strange are currently in production.

Destination-Based Entertainment

The Company licenses Marvel characters for use at theme parks, shopping malls and special events. For example, Marvel has licensed the Company's characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, for character appearances and short live-action shows at Universal Studios Hollywood and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. In addition, The Canadian Niagara Group operates a “retail-tainment” destination at Niagara Falls that incorporates Marvel-based characters into rides, games and retail space.

Promotions

Marvel also licenses its characters for use by companies for short-term tie-in promotions that are executed in forms such as advertisements, premium programs, sweepstakes and contests to consumers and/or the companies’ trade markets.

Publications

Marvel’s Licensing segment licenses Marvel’s characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks.

Publishing

Marvel’s Publishing segment has been publishing comic books since 1939. Marvel's titles feature, among other characters, classic Marvel Super Heroes. Marvel's characters have been developed through a long history of comic book plots and storylines that give each of them their own personality, context and depth.

The Publishing segment's approach to the Marvel characters is to present a contemporary drama suggestive of real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract new and retain old readers in each succeeding generation. The Company's characters exist in the “Marvel Universe,” a fictitious universe that provides a unifying historical and contextual background for the characters and storylines. The “Marvel Universe” concept permits Marvel to use the popularity of its characters to develop more fully an existing but lesser-known characters. In this manner, formerly lesser-known characters such as Black Panther and Wolverine have been developed and are now popular characters in their own right and are featured in their own comic books. The “Marvel Universe” concept also allows Marvel to use its more popular characters to make “guest appearances” in the comic books of lesser-known characters to attempt to increase the circulation of a particular issue or issues.

Customers, Marketing and Distribution

In 2005, the Publishing segment continued to be the comic industry leader, with 37% of the dollar share and 43% of the unit share of the industry. The Publishing segment's primary target market for its comic books has been male teenagers and young adults in the 13 to 23 year old age group. Established readership of Marvel's comic books also extends to readers in their mid-thirties.

Marvel's comic book publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the “direct market”), (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the “mass market”) and (iii) on a subscription sales basis.

For each of the years ended December 31, 2005, 2004 and 2003, approximately 70% of the Publishing segment's net revenues were derived from sales to the direct market. Marvel distributes its publications to the direct market through an unaffiliated entity (Diamond Comic Distributors, Inc.). Marvel prints periodicals to order for the direct market, thus minimizing the cost of printing and marketing excess inventory.

For each of the years ended December 31, 2005, 2004 and 2003, approximately 13% of the Publishing segment’s net revenues were derived from sales to the mass market. The Publishing segment’s sales to the mass market also include trade paperbacks, which are compilations of previously printed periodicals collected to tell a “complete” story.

In addition to revenues from the sale of comic books to the direct market and the mass market, the Publishing segment derives revenues from sales of advertising, subscriptions and other publishing activities, such as custom comics. For the each of the years ended December 31, 2005, 2004 and 2003, approximately 17% of the Publishing segment's net revenues were derived from these sources. In most of Marvel's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The Publishing segment permits advertisers to advertise in a broad range of Marvel's comic book publications or to advertise in specific groups of titles whose readership’s age is suited to the advertiser.

Toys

Marvel’s Toy segment is in a period of transition driven by the signing in January 2006 of the Company’s agreement with Hasbro, Inc. (“Hasbro”) and the December 2005 early termination of the Company’s agreement with its exclusive toy licensee, Toy Biz Worldwide Ltd. (“TBW”). The Toy segment will be run differently in 2006 than in 2005 and will change again in 2007 when products are offered for sale by Hasbro.

Toys in 2005 and in Prior Years

During 2005, Marvel’s Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. The Company’s toy products were based upon the Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action (“TNA”) wrestling and the movie and television shows based on the character Curious George.

The Company had an agreement with TBW since 2001, under which the Company licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. The license also permitted TBW to use the “Toy Biz” name. Under a separate agency agreement, Marvel provided product development, marketing and sales services for TBW in exchange for a service fee. The Company received royalties and service fees from TBW based on TBW’s sales of Marvel-designed toys produced and sold by TBW. On December 23, 2005, the Company terminated both the license and agency agreements with TBW effective January 1, 2006 (one year ahead of their scheduled expiration date).

Royalty and service fee income recognized in 2005, 2004 and 2003 from the license and agency agreements with TBW aggregated $51.8 million, $15.2 million and $64.8 million, respectively. All royalties received by the Company from the sales of toys licensed to parties other than TBW during 2005 and prior were recorded as royalties in the Company’s Licensing segment, as the Company did no product development, marketing, sales or other services for these licensees.

Toys in 2006

All Marvel character-based toys previously produced for retail by TBW are expected to be produced and sold by the Company’s Toy segment in 2006. The Company will also continue to produce toys based on Spider-Man movies and based on licensed-in characters such as Curious George and characters from Code Lyoko and TNA wrestling.

In 2006, TBW, as well as Li & Fung (Trading) Limited, will act as a sourcing agent to the Company and, in that capacity, will help the Company locate suitable factories in China for the manufacture of certain of the Company’s toys. The Company uses a leading independent quality-inspection firm to monitor quality control of the Toy segment’s products.

Toys in 2007 and beyond

The Company has entered into a license agreement with Hasbro under which Hasbro will have the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring Marvel characters. The license gives Hasbro the right to sell those toys at retail from January 1, 2007 (earlier, in the case of the “Itsy Bitsy Spider-Man” item) through December 31, 2011 (subject to extension under certain circumstances). Marvel has agreed to provide brand expertise, marketing support and other services to Hasbro in connection with the licensed toys.

Customers, Marketing and Distribution

Toy sales to customers in the United States accounted for approximately 65%, 65% and 76% of the Company's Toy segment net toy sales in 2005, 2004 and 2003, respectively. The Toy segment’s products are aimed primarily at boys aged 4-12 and collectors.

Outlets for the Company’s toys in the United States include specialty toy retailers, mass merchandisers, mail-order companies and variety stores, as well as independent distributors who purchase products directly from the Company and ship them to retail outlets. The Company’s customer base for toys is becoming increasingly concentrated. The Toy segment's three largest customers, currently Wal-Mart Stores, Inc., Toys 'R' Us, Inc. and KB Toys, Inc., accounted in the aggregate for approximately 48%, 56% and 57% of the Company's Toy segment net toy sales in 2005, 2004 and 2003, respectively.

During 2004, the only line of products to account for more than 10% of the Company’s consolidated net revenue was the line of toys based upon the movie Spider-Man 2. In 2003, the only product line accounting for over 10% of the Company’s consolidated net revenue was toys based on the movie trilogy The Lord of The Rings. There was no such concentration in 2005.

The Toy segment produces its products for foreign customers and for most of its domestic customers to order, and sells them “FOB” East Asia. When the Toy segment sells products FOB East Asia, title to the products, along with risk of loss, passes to the customer in Asia, where the Toy segment’s products are manufactured. Furthermore, the Toy segment does not sell on either a guaranteed-sale (returnable) basis or a consignment basis. The Toy segment had inventory of only $1.1 million at December 31, 2005. A disadvantage of producing products to order, however, is that the Toy segment increases its risk of having fewer products available, in the event of unforeseen demand, than might otherwise have been sold. In 2006, when the Company’s main toy categories will be manufactured and sold by the Company rather than by licensees, the Company will have higher inventory risk and may well end the year with more inventory than at the end of 2005. Pursuant to the terms of the termination of TBW’s license agreement, the Company purchased TBW’s existing domestic inventory of finished goods as of January 1, 2006 for approximately $6 million.

Film Facility

The Film Facility will enable the Company to independently finance and produce up to ten feature films, including films that may feature the following Marvel characters or titles, whose theatrical film rights are pledged as collateral to secure the Film Facility:

•	Ant-Man
•	Black Panther
•	Captain America
•	Cloak & Dagger
•	Doctor Strange
•	Hawkeye
•	Nick Fury
•	Power Pack
•	Shang-Chi
•	The Avengers

Also included as collateral for the Film Facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to Captain America’s sidekick, Bucky Barnes, and his nemesis, Red Skull, are both pledged as collateral to the Film Facility.

While theatrical films featuring these characters may be financed and produced by Marvel only through the Film Facility, Marvel retains all other rights associated with these characters. In addition, Marvel may continue to license its other characters for movie productions by third parties, obtain financing to produce movies based on these other characters itself or with others or, with the consent of the Film Facility lenders, finance and produce films based on these other characters through the Film Facility.

Key Financial Terms of the Film Facility

Financing Available; Rate of Interest; Borrowings Outstanding

The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank debt, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt will be drawn on first and will remain outstanding for the life of the senior bank facility. As of December 31, 2005, MVL Film Finance LLC had $25.8 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs ($21.3 million) related to the closing of the facility and the purchase of an interest rate cap ($3.2 million) whereby LIBOR is capped at 6.0% for outstanding debt under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility.

Limitations on Recourse under Film Facility

The borrowings under the Film Facility are non-recourse to the Company and its affiliates, other than MVL Film Finance LLC. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the Film Facility, as collateral for the borrowings. While the borrowings are non-recourse to the Company, the Company has agreed to instruct its subsidiaries involved in the Film Facility to maintain certain operational covenants. If such covenants are not maintained, the Company may be liable for the actual damages caused by such failure. The Company’s liability in this circumstance would be subject to limitations even then, including the exclusion of consequential damages arising out of the breach of these operational covenants.

Use of Funds

Funds under the Film Facility will be used for the production of up to ten films featuring characters included in the Film Facility. Funds may be used to produce more than one film based on a single character or character family, so even if ten films are produced using the funds from the facility, not all characters and character families included in the Film Facility will necessarily be the subject of a film financed under the Film Facility.

Initial Funding Conditions

For any film included in the Film Facility, an initial funding may be made only if certain conditions are met. These conditions include obtaining a satisfactory completion bond, production insurance, distribution for the film and compliance with representations, warranties and covenants contained in the transaction documents. The distribution requirements, described in detail below, require Marvel to pre-sell the distribution rights to a film in Australia and New Zealand, Japan, Germany and German speaking Switzerland and Austria, France and French speaking Belgium, and Spain (the “Reserved Territories”) and obtain an agreement with a major studio to distribute the film in all other territories. To obtain a completion bond, Marvel will need to have the main operational pieces to producing a film, including approved production, cash flow and delivery schedules, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer, in place.

Additional Initial Funding Conditions for Fifth Film and each Film Thereafter

There are additional initial funding conditions to the initial funding for the fifth film and for each film thereafter, including (i) a minimum ratio of the assets of MVL Film Finance to its liabilities and (ii) a minimum percentage of the aggregate production budgets for each film covered by pre-sale of the distribution rights to the Reserved Territories and/or the proceeds of any government rebate, subsidy or tax incentive program.

Unrestricted Proceeds of the Film Facility

Upon the release of each film, the Company will receive a fixed producer fee out of that film’s production budget as an advance against a participation in the gross receipts (the “Participation”) and will retain all of the film-related merchandising revenues, such as revenues from toy sales and product licensing based on the movies. These merchandising revenues and the Participation are neither pledged as collateral nor subject to cash restrictions under the facility.

Restricted Proceeds of the Film Facility

MVL Film Finance LLC will receive and retain funds from various revenue streams (including: distributor’s share of box office receipts, DVD/VHS sales, television, and a royalty on soundtrack sales relating to the films financed under the Film Facility). Any sums remaining after payment of production costs, distribution fees and expenses, marketing costs and interest expense will be placed into a blocked account maintained by MVL Film Finance LLC and may only be used for the production of films and repayment of indebtedness under the facility. After the release of the third film, funds may be withdrawn from the blocked account for Marvel’s general corporate purposes (a permitted distribution) under defined circumstances, including compliance with certain financial coverage tests and a minimum balance requirement. After three films, the minimum balance requirement on deposit in the blocked account to make a permitted distribution is $350 million. For each film thereafter until film nine, the minimum balance requirement is reduced by $50 million.

Ability to Refinance or Discontinue Film Facility

The Film Facility allows MVL Film Finance LLC to either refinance or simply discontinue the financing at any time without penalty by prepaying all outstanding indebtedness and reducing the amount available under the financing to zero.

Development and Distribution of the Films Financed through the Film Facility

As a film development company, MVL Productions LLC, a wholly-owned consolidated subsidiary of the Company, will engage in a broad range of pre-production services including developing film concepts and screenplays, preparing budgets and production schedules, obtaining production insurance and completion bonds and forming a special-purpose, bankruptcy-remote subsidiary to produce each film as a work-made-for-hire for MVL Film Finance LLC. MVL Productions LLC has also entered into a studio distribution agreement with Paramount Pictures Corporation (“Paramount”).

Distribution: Worldwide Excluding Reserved Territories

MVL Productions LLC’s studio distribution agreement with Paramount requires Paramount, at the request of MVL Productions LLC, to distribute up to ten films financed and produced under the Film Facility. Paramount is required to release each film during one of two prime release periods each year - the Spring/Summer and Fall/Holiday seasons. Under the studio distribution agreement, Paramount has guaranteed MVL Productions LLC wide distribution outside of the Reserved Territories with commensurate advertising and marketing efforts for each film. Included in Paramount’s distribution rights are exclusive theatrical and non-theatrical (e.g., exhibition on airplanes, schools and military installations), home video, pay television and international television (excluding the Reserved Territories) distribution rights. Excluded are all distribution rights with respect to the Reserved Territories and free television distribution in the United States. As compensation for its services under the studio distribution agreement, Paramount is permitted to recoup its distribution costs (including print and advertising costs) and expenses for each film from the gross receipts of that film (as defined in the studio distribution agreement) and to receive a distribution fee before the Company receives its share of gross receipts.

Distribution: Reserved Territories

MVL Productions LLC is required to pre-sell the distribution rights for each film in the Reserved Territories. The proceeds of these pre-sale arrangements will provide a source of funding for the direct costs of the films in addition to the Film Facility. Obtaining a specified minimum target budget percentage from such pre-sales (on a cumulative basis) is a condition to the initial funding for the fifth film and for each film thereafter.

Funding of Development Costs and Overhead

The Company expects to fund, from sources other than the Film Facility, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the Film Facility. At that stage, the Company will be able to borrow an amount equal to the development costs and incremental overhead expenses incurred by the Company related to that film in an amount not exceeding 2% of the budget for that film under the Film Facility, if the film’s initial funding conditions are met. If those conditions are not met, the Company will be unable to borrow these amounts from the Film Facility.

Costs of Film Facility in 2005

The Company recorded expenses (primarily interest expense) related to the Film Facility of $4.0 million during 2005. The Company expects that its interest and other expenses related to the Film Facility will be approximately $16 million during 2006. The Company expects to be able to capitalize, and not treat as expenses, other amounts that it funds to develop the films for which borrowings may be made under the Film Facility.

Marvel Studios

Marvel Studios is in the process of ramping up its operations to support its increased activities related to the development and production of films to be financed through the Film Facility. Marvel Studios has relocated to new office space and is in the process of adding key personnel to its film operations. In addition, Marvel Studios continues to work on media licensing projects at various stages of development or production.

Intellectual Property

The Company believes that its most valuable assets are its library of proprietary characters, the stories it has published for decades, the associated copyrights, trademarks and goodwill and the Company’s “Marvel” and “Marvel Comics” trade names. The Company believes that its library of characters and stories could not easily be replicated. The Company currently conducts an active program of maintaining and protecting its intellectual property rights in the United States and abroad. The Company's principal trademarks have been registered in the United States and in certain of the countries in Western Europe, Latin America, Asia (including many Pacific Rim countries), the Middle East and Africa. While the Company has registered numerous trademarks in these countries, and expects that its rights will be protected there, certain countries either do not have laws that protect United States holders of intellectual property equivalent to laws in the United States, or Marvel’s rights can be difficult to enforce, and there can be no assurance that the Company's rights will not be violated or its characters “pirated” in certain countries.

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

The Company engages Tangible Media, Inc. (“Tangible Media”) to purchase most of its advertising. The Company does not have a long-term contract with Tangible Media but makes all purchases of advertising from Tangible Media on a purchase order basis. These purchase orders are cancelable by the Company on 30 days’ notice to Tangible Media. Prior to December 2005, Tangible Media was an affiliate of Isaac Perlmutter, Chief Executive Officer of the Company, Vice Chairman of the Company’s Board of Directors and the Company’s largest stockholder. In December 2005, Mr. Perlmutter sold Tangible Media. The Company believes that the services provided by Tangible Media while it was an affiliate of the Company were provided on terms and for fees that were at least as favorable as could have been obtained by the Company in transactions with other media buying agencies. The Company also retains the services of an unrelated advertising agency.

Competition

The industries in which the Company competes are highly competitive.

The Licensing segment competes with a diverse range of entities that own intellectual property rights in characters. These include DC Comics (a subsidiary of Time Warner, Inc.), The Walt Disney Company, NBC Universal, Inc. (a subsidiary of General Electric Company) and other entertainment-related entities. Many of these competitors have greater financial and other resources than the Company.

The Publishing segment competes with numerous publishers in the United States. Some of the Publishing segment's competitors, such as DC Comics, are part of integrated entertainment companies and may have greater financial and other resources than the Company. The Publishing segment also faces competition from other entertainment media, such as movies and video games.

The Toy segment competes with many larger toy companies in the design and development of new toys, in the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro, Mattel Inc., and Jakks Pacific, Inc. Many of these competitors have greater financial and other resources than the Company. The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games.

Employees

As of December 31, 2005, the Company employed 253 persons. In addition to cash compensation, employees of the Company receive equity or phantom equity awards, which align their interests with those of the stockholders. The Company also contracts for creative work on an as-needed basis with over 500 active freelance writers and artists. The Company's employees are not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

Financial Information about Geographic Areas

The following table sets forth revenues from external customers attributed to geographic areas:

Revenue by Geographic Area
(in millions)
	2005		2004		2003

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing*	$182.0	$48.1	$173.8	$40.9	$106.3	$18.2
Publishing	77.3	15.1	72.8	13.2	61.3	11.9
Toys**	47.7	20.3	140.1	72.7	118.7	31.2
Total	$307.0	$83.5	$386.7	$126.8	$286.3	$61.3

*Includes U.S. and Foreign revenue derived from the Joint Venture of $13.1 million and $11.6 million, respectively, for the year ended December 31, 2005 and $59.5 million and $8.0 million, respectively, for the year ended December 31, 2004.

**$37.1 million, $11.4 million and $54.1 million of the U.S. toy revenue and $14.7 million, $3.7 million and $10.7 million of the foreign toy revenues for 2005, 2004 and 2003, respectively, are attributable to royalties and service fees from toy sales generated by TBW.

Government Regulations

The Company’s toy operations are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be hazardous. Similar laws exist in some states and cities in the United States, Canada and Europe. The Company maintains a quality control program (including the inspection of goods at factories and the retention of an independent quality-inspection firm) designed to ensure compliance with applicable laws.

Available Information

Marvel’s Internet address is www.marvel.com. Marvel’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, free of charge, on Marvel’s Internet website, and are posted there as soon as reasonably practicable after Marvel electronically files them with the Securities and Exchange Commission. Marvel also makes available on this website its Code of Business Conduct and Ethics, its Code of Ethics for the Chief Executive Officer and Senior Financial Officers, its Corporate Governance Guidelines and the charters of the following committees of Marvel’s Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Marvel is providing its Internet address solely for the information of investors. Marvel does not intend the address to be an active link or to otherwise incorporate the contents of the website into this report. Printed copies of the information referred to in this paragraph are also available on written request sent to: Corporate Secretary, Marvel Entertainment, Inc., 417 Fifth Avenue, New York, New York 10016.

Certification with the New York Stock Exchange

On May 19, 2005, Marvel’s Chief Executive Officer filed, with the New York Stock Exchange, the CEO certification regarding Marvel’s compliance with the exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements that Marvel or its representatives make. Statements that are not statements of historical fact, including comments about our business strategies and objectives, growth prospects and future financial performance, are forward-looking statements. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions, in filings with the SEC, in our press releases and in oral statements made by our representatives, also identify forward-looking statements. The forward-looking statements in this report speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date on which the statements are made, even if new information becomes available.

The risk factors listed below, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements.

Risk Factors

A decrease in the level of media exposure or popularity of our characters. If movies or television programs based on Marvel characters are not successful, or if certain Marvel characters lose some of their popularity, our ability to interest potential licensees in the use of Marvel characters in general could be substantially diminished, as could the royalties we receive from licensees.

Financial difficulties of licensees. We have licensed to other parties the exclusive right to manufacture and sell some important categories of Marvel merchandise such as video games. Our revenues could be adversely affected if those licensees or any of our other significant non-exclusive licensees, many of whom have significant future payment obligations to us, experience financial difficulties or bankruptcy.

Changing consumer preferences. Our products (and those of our licensees) are subject to changing consumer preferences. In particular, products based on feature films are, in general, successfully marketed for only a limited period of time following the film's release. Existing product lines might not retain their current popularity or new products developed by us or our licensees might not meet with the same success as current products. Our licensees and we might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy (and the strategy of many of our licensees) is to make products based on the anticipated success of feature film releases and TV broadcasts. If these releases and broadcasts are not successful, these products may not be sold profitably or even at all.

Movie- and television-production delays and cancellations. We do not control the decision to proceed with the production of films and television programs based on characters that we license to studios, and we do not control the timing of the releases of those films and programs. Delays or cancellations of proposed films and television programs could have an adverse effect on our business. Dates we express for the anticipated release of films and launch dates for television programs are anticipated dates only and those events could be delayed or, in some instances, even cancelled.

Transition Difficulties between Licensees. The year 2006 will be a transitional one for us between our exclusive toy license with Toy Biz Worldwide Ltd. (which the Company terminated at the end of 2005) and Hasbro, Inc. (which starts in 2007). During 2006, we will be making and selling Marvel toys ourselves rather than licensing to others the right to do so. Confusion among retailers and distributors in connection with the transition could decrease our sales, as could our own difficulty in managing the transition internally. Market conditions affecting the toy industry could have more of an impact on us (positive and negative) in 2006 than in years when we license the right to make and sell Marvel toys to a third party.

Toy-production delays or shortfalls, continued concentration of toy retailers and toy inventory risk. The retail toy business is highly concentrated. The three largest customers for our toy products accounted in the aggregate for approximately 48% of our total toy sales in 2005. An adverse change in, or termination of, the relationship between us or our major toy-producing licensee (Hasbro, starting in 2007) and one or more major customers could have a material adverse effect on us. In addition, the bankruptcy or other lack of success of one or more significant toy retailers could decrease our earnings. In 2006, when Marvel toys will be produced by us, rather than licensed to a third party, our production of excess products to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us on even our most popular items. Also, if we underestimate demand for our products, we may be unable to provide adequate supplies of popular toys to retailers in a timely fashion, and may consequently lose sales opportunities.

Currency fluctuations and/or the imposition of quotas or tariffs on products manufactured in China. A large number of the toys that we expect to produce in 2006 will be manufactured in China, which subjects us to risks of currency fluctuations, transportation delays and interruptions, and political and economic disruptions. Appreciation of the Chinese Yuan against the U.S. Dollar could reduce the profitability of those toy sales. Our ability to obtain those toys from our Chinese manufacturers is dependent upon the United States' trade relationship with China. The imposition of trade sanctions on China could result in significant supply disruptions or higher merchandise costs to us. We might not be able to find alternate sources of manufacturing outside China on acceptable terms even if we want or need to. Our inability to find those alternate sources could significantly reduce our revenues.

Uncertainties to do with our entry into the film production business. We have only recently entered into the film-production business, with the closing in September 2005 of a $525 million financing for a slate of films to be produced by Marvel Studios. Though we have acted as a co-producer and worked alongside film studios that have licensed our characters, we have never produced films by ourselves before and we will not necessarily be successful. In addition, we will have to make significant up-front investments in film development costs and we will not be able to borrow those amounts from the Film Financing if for some reason the film in question does not meet the lenders’ conditions for funding. If the lenders’ conditions are met, repayment of their loan will depend on the films’ financial success. Should proceeds from the films be insufficient to repay the loan, we will lose the film rights to some important Marvel characters. In addition, our consolidated statements of net income (also known as our “income statement” or “profit and loss statement”) will reflect any losses suffered by the film slate even if we do not have to fund those losses, and as a result, the volatility of our consolidated financial results could increase. Among the factors that might cause the developments described above or other material adverse developments are the following:

We might be unable to attract and retain creative talent. The success of the film slate will depend to a degree on our ability to hire, retain and motivate top creative talent. Making movies is an activity that requires the services of individuals, such as actors, directors and producers, who have unusual creative talents. Individuals with those talents may be more difficult to identify, hire and retain than are individuals with general business management skills. We will have to hire and retain creative talent to assist us in making our movies. If we experience difficulty in hiring, retaining or motivating creative talent, the production of our films could be delayed or the success of our films could be adversely affected.

Our films might be less successful economically than we anticipate. We cannot predict the economic success of any of our films because the revenue derived from the distribution of a film depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a film also depends upon the public’s acceptance of competing films, critical reviews, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized recording, transmission and distribution of films, general economic conditions, weather conditions and other tangible and intangible factors, none of which can be predicted with certainty. We expect to release a limited number of films per year as part of the film slate. The commercial failure of just one of those films could have a material adverse effect on our results of operations in both the year of release and in the future.

Our films might be more expensive to make than we anticipate. We expect that the financing will provide the capital required to produce the film slate. Expenses associated with producing the films could increase beyond the financing’s limit, however, because of a range of things such as an escalation in compensation rates of talent and crews working on the films or in the number of personnel required to work on films, or because of creative problems or difficulties with technology, special effects and equipment. In addition, unexpected circumstances sometimes cause film production to exceed budget.

Union activity might interrupt our film production. The production of films may involve the use of unionized labor such as members of the International Alliance of Theatrical and Stage Employees and the Screen Actors Guild. A strike by one or more of the unions that provide personnel essential to the production of our films could delay or halt our ongoing production activities.

We might be disadvantaged by changes or disruptions in the way films are distributed. The manner in which consumers access film content has undergone rapid and dramatic changes. Some ancillary means of distribution, such as the DVD market, have gained importance, while others have faded. We cannot assure that new distribution channels will be as profitable for the film industry as are today’s channels or that we will successfully exploit any new channels. We can also not assure that current distribution channels, such as the DVD market, will maintain their profitability. In addition, films and related products are distributed internationally and are subject to risks inherent in international trade including war and acts of terrorism, instability of foreign governments or economies, fluctuating foreign exchange rates and changes in laws and policies affecting the trade of movies and related products.

We might lose potential sales because of piracy of films and related products. With technological advances, the piracy of films and related products has increased. Unauthorized and pirated copies of our films will reduce the revenue generated by those films and related products.

We will be dependent on a single distributor. If Paramount, which has agreed to distribute the film slate’s films in most of the world, were to fail to perform under its distribution agreement or if it were to experience financial difficulties, our ability to distribute films included in the film slate could be hurt.

We will depend on our distributor for the implementation of internal controls related to the accounting of film-production activities. Because of Paramount’s role as distributor and paymaster of the film slate films, we will depend on Paramount to implement internal controls over financial reporting related to those films and to provide us with information related to those internal controls. Paramount’s internal controls might not be sufficient to allow us to meet our internal control obligations, to allow our management to properly assess those controls or to allow our independent public accountants to attest to our management’s assessment. Paramount might fail to cure any internal control deficiencies related to the films that we identify. We may be unable to effectively create compensating controls to detect and prevent errors or irregularities in Paramount’s accounting to the Company and others.

We might fail to meet the conditions set by the lenders for the funding of films. An initial funding of films in the film slate will be made only if the lenders’ conditions are met. Those conditions include our obtaining a completion bond and production insurance, and our arranging for distribution in the territories not served by Paramount. To obtain a completion bond we will need to have in place the main operational pieces to producing a film, including approved schedules for production, cash flow and delivery, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer. We might not be able to satisfy those conditions and obtain a completion bond. In addition, there are very few companies that provide completion bonds in the amounts that we will require, and if the one company with which we have so far made arrangements were to exit the business, we might be unable to obtain a completion bond under any circumstances. If the lenders’ conditions are not met, the film in question will not be funded and we will be forced to absorb the up-front film development costs, which could be material, by using our own funds.

We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four. In order for more than four films to be funded, the film slate will have to pass an interim asset test and a foreign pre-sales test. If those tests are not passed, the film slate will be cut short and, because fewer films will be available to repay the lenders, our risk of losing film rights to some of our characters will increase.

Accounting related to the production of our films may result in significant fluctuations in our reported income or loss. Accounting rules will require that our consolidated statements of net income reflect losses suffered by the film slate, even if we do not have to fund those losses ourselves. The result may be significant fluctuations, and increasing volatility, in our reported financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company has the following principal properties:

Facility	Location	Square Feet	Owned/Leased
Office (1)	New York, New York	65,253	Leased
Office (2)	London, England	1,300	Leased
Warehouse (3) (4)	Fife, Washington	(5)	Leased
Rental (6)	San Luis, Mexico	190,000	Owned
Office (2)	Beverly Hills, California	18,418	Leased
Office (2)	Tokyo, Japan	3,900	Leased

(1)  Used by all segments of the Company.

(2)  Used by the Company’s Licensing segment.

(3)  Used by the Company’s Toy segment.

(4)  Used by the Publishing segment.

(5)  The lease payments associated with the warehouse in Fife, Washington, are based on cubic feet, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.

(6)  Until February 15, 2006, the property in San Luis, Mexico was leased by the Company to an unaffiliated party.

ITEM 3.	LEGAL PROCEEDINGS

The Company was a party to the legal action described below during the fourth quarter of 2005. In addition, the Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes that its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

Tribune Entertainment Company v. Marvel Enterprises, Inc. In 2003, Tribune Entertainment Company (“Tribune”) filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleged three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series. In November 2005, this matter was settled.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of security holders of the Company.

PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market in which the Company’s common stock is traded is the New York Stock Exchange. The Company’s common stock is not listed for trading on any other securities exchange registered under the Securities Exchange Act of 1934. The following table sets forth, for each fiscal quarter indicated, the high and low closing prices for the Company's common stock as reported in the New York Stock Exchange Composite Transaction Tape.

Fiscal Year	High	Low
2004
First Quarter	$23.56	$18.57
Second Quarter	$21.55	$18.67
Third Quarter	$19.09	$12.45
Fourth Quarter	$20.48	$13.51
2005
First Quarter	$20.50	$16.90
Second Quarter	$22.10	$18.81
Third Quarter	$22.73	$17.50
Fourth Quarter	$18.65	$14.06

The above stock prices have been adjusted for the 3-for-2 common stock split that was effected by the Company in March 2004.

As of March 9, 2006, the number of holders of record of the Company’s common stock was 2,735.

The Company has not declared any dividends on its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2005
January	–	–	–
February	–	–	–
March	–	–	–
April	70,600	$ 19.45	70,600
May	3,781,710	20.64	3,781,710
June	3,846,800	20.75	3,846,800
July	1,572,100	20.76	1,572,100
August	73,400	19.06	–
September	–	–	–
October	–	–	–
November	2,683,914	15.85	2,683,914
December	4,240,357	16.53	4,240,357

Total	16,268,881	$ 18.80	16,195,481	$137.4 million(c)

(a)	This column’s figures include 73,400 shares purchased by the Fleer/Skybox defined benefit pension plan, as described in Note 13 to the accompanying consolidated financial statements.
(b)

This column represents the number of shares repurchased through two common stock repurchase programs. The first repurchase program was announced on July 12, 2004 and revised as announced on May 11, 2005, and authorized the Company to repurchase up to $250 million worth of its common stock through June 30, 2006. In July 2005, the Company completed this repurchase program. On November 9, 2005, the Company announced a new repurchase program under which the Company is authorized to repurchase up to an additional $250 million worth of its common stock.

(c)	As of December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended December 31, 2005. The Company has not declared dividends on its common stock during any of the periods presented below.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statements of Net Income Data:
Net sales	$390,507	$513,468	$347,626	$299,046	$181,224
Operating income	171,167	224,413	167,222	80,524	1,293
Income before income tax expense, minority interest and cumulative effect of change in accounting principle	171,048	206,872	150,372	38,676	5,912
Income from continuing operations	102,819	124,877	151,648	26,774	5,265
Income (loss) from continuing operations per common share	1.03	1.17	1.50	(0.72)	(0.11)
Cumulative effect of change in accounting principle	–	–	–	(4,164)	–
Net income (2)	102,819	124,877	151,648	22,610	5,265
Diluted net income (loss) per common share (2)	$0.97	1.10	1.34	(0.79)	(0.21)
Preferred dividends	–	–	1,163	68,132	16,034
Goodwill amortization	–	–	–	–	23,465
Pro forma net income (loss) from continuing operations (1)	102,819	124,877	151,648	26,774	13,343
Pro forma income (loss) from continuing operations per share (1)(2)	1.03	1.17	1.50	(0.72)	0.25
Pro forma net income (1)	102,819	124,877	151,648	22,610	28,730
Pro forma diluted net income (loss) per common share (1)(2)	0.97	1.10	1.34	(0.79)	0.25

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance sheet data:
Working (deficit) capital	$(9,763)	$142,231	$214,198	$32,604	$29,990
Total assets	573,546	714,814	741,857	517,519	517,570
Borrowings	25,800	–	–	–	37,000
Other non-current debt	–	–	150,962	150,962	150,962
Redeemable preferred stock	–	–	–	32,780	207,975
Stockholder’s equity	360,600	546,500	469,450	242,869	41,958

(1)  Had the Company adopted SFAS 142 on January 1, 2001, the basic and diluted net (loss) income per common share would have changed to the pro forma amounts indicated above.

(2)  Net (loss) income per common share, unlike net income, is net of preferred dividends.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Report.

Set forth below is a discussion of the financial condition and results of operations of the Company for the three fiscal years in the period ended December 31, 2005.

Overview

Management Overview of Business Trends

The Company principally operates in three distinct segments: Licensing (including the Company’s Marvel Studios media licensing operations), Publishing and Toys. The Company expects that in the future, the expansion of the studio operations to include Marvel-produced feature films financed via the Company’s Film Facility will cause the Company to treat Marvel Studios as a segment separate from the Company’s licensing operations. The Film Facility is described below.

The Company’s growth strategy has been to increase exposure of Marvel characters by licensing them to third parties for development as movies and television shows. The increased exposure of Marvel characters in these media can then create revenue opportunities for the Company through increased sales of toys and other licensed merchandise.

The Company’s results can be significantly affected by the release of movies and television shows based on its characters, which can fuel demand for products based on the featured characters. For example, in 2004, the Company benefited from the theatrical release of the movie Spider-Man 2. This release resulted in increased awareness of the Spider-Man character family, which subsequently drove sales of licensed products, published materials and toys based on that character family. The Company hoped to similarly benefit from the July 2005 theatrical release of the movie Fantastic Four. However, although Fantastic Four experienced significant box-office success, the Company’s Toy and Licensing segments did not achieve benefits in sales based on the Fantastic Four character family for the year ended December 31, 2005 commensurate with the benefits achieved in 2004 from Spider-Man 2.

The Company remains committed to expanding its brands through movies and television shows created by third parties. This media licensing strategy, however, has inherent limitations, both in terms of profit potential and control over items such as content, release dates, and advertising. Accordingly, on September 1, 2005, MVL Film Finance LLC, a newly formed, special-purpose, bankruptcy-remote, wholly-owned consolidated subsidiary of the Company, closed a $525 million financing facility that will enable the Company to produce its own slate of feature films (the “Film Facility”). The Film Facility provides the Company with another vehicle for potential growth. Films produced by Marvel Studios through the Film Facility could provide the Company with a meaningful source of profits and more control over the destiny of its film projects. It will also give the Company greater flexibility to coordinate the timing of licensing programs around Marvel-branded theatrical releases.

The year 2006 will be a transitional one for the Company’s Toy segment operations. As discussed below, in late 2005 the Company terminated its agreement with its exclusive toy licensee and in early 2006 the Company entered into a multi-year licensing agreement with Hasbro. Toys made by Hasbro under its license will be available for retail sale starting on January 1, 2007, with one exception described below. Consequently, during 2006, the Company will be making and selling Marvel-branded action figure toys itself rather than licensing to others the right to do so.

Licensing

Marvel’s Licensing segment is responsible for the merchandising, licensing and promotion of Marvel’s characters worldwide. Since 2004, the Licensing segment has pursued a strategy of concentrating its licensee relationships in the United States in high-quality licensees and negotiating higher guaranteed royalty amounts from each licensee. During that period, the Licensing segment has also pursued a strategy of expanding the Company’s base of licensees outside of the United States.

Another aspect of the Licensing segment’s strategy has been to create programs for classic brands beyond single characters, notably Spider-Man. Brands such as Marvel Retro, Marvel Heroes and Marvel Super Hero Kids/Spider-Man and Friends feature multiple Marvel characters and draw on storylines from a range of Marvel comics.

Major entertainment events play an important role in driving sales of licensed products (whether under a multi-character license or a single-character one), and most of the Licensing segment’s 2006 initiatives will be focused on the movie Spider-Man 3, which is scheduled to be released in May 2007. Revenue from Spider-Man 3 merchandise licenses will not be recognized until 2007. The Licensing segment has also conducted a smaller initiative around the X-3 theatrical release, scheduled for May 2006.

The Company typically enters into multi-year merchandise license agreements that specify minimum royalty payments and include a significant down payment upon signing. The Company recognizes license revenue when it completes the earnings process, including the determination that the credit-worthiness of the licensee reasonably assures collectibility of any outstanding minimum royalty payments. Once the earnings process is complete, the Company records as revenue the present value of the outstanding minimum royalty payments. If cumulative earned royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as “overages”. If the licensee is not sufficiently creditworthy, the Company does not recognize revenue from minimum royalty payments until they are received.

In licenses in which the Company has significant continuing involvement or a performance obligation, the minimum royalty payments are not recognized until those obligations are fulfilled. Royalties collected in advance of the Company’s obligations being fulfilled are recorded as deferred revenue.

The Company expects to recognize less revenue in 2006 from renewals of merchandise licenses with its U.S.-based licensees than in either 2004 or 2005 because a relatively small number of those licenses are scheduled to expire in 2006. In addition, the one major Marvel-branded entertainment event scheduled for 2006, the movie X-3, is not expected to contribute significantly to Licensing segment revenue and the Company does not expect to recognize significant revenue related to Spider-Man movie merchandising in 2006. As a result, the Company expects that Licensing segment revenue will be lower in 2006 than in 2005 and 2004.

Publishing

Publishing growth in 2005 was largely due to the expansion of the Company’s core product lines of comics and trade paperbacks in the direct market and bookstores. The Company expects continued growth from the direct market and bookstores in 2006. The Publishing segment is also focused on expanding distribution to new channels, such as the mass market, and expanding its product line to a younger demographic. For example, in 2005 the Company expanded its distribution to 7-Eleven and Blockbuster retail stores. While these initiatives did not significantly impact 2005 publishing revenues, the Company believes that they provide a valuable opportunity to increase readership. Marvel’s Publishing segment is also in the process of expanding its advertising and promotions business with an increased emphasis on custom publishing.

Toys

Marvel’s Toy segment is in a period of transition driven by the signing of the Company’s agreement with Hasbro and the termination of its agreement with TBW, effective January 1, 2006. TBW’s exclusive toy license was terminated early to allow the Company more control over the transition to Hasbro in areas such as toy development, manufacturing (including the transfer of molds and tooling), shipping, retail space and customer relations. The Toy segment will be run differently in 2006 than in 2005 and will change again in 2007 when products are offered for sale by Hasbro.

The Company's toy manufacturing takes place in China. A substantial portion of the Company's toy manufacturing contracts are denominated in Hong Kong dollars.

Toys in 2005 and in Prior Years

During 2005, Marvel’s Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. The Company’s toy products were based upon the Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for TNA wrestling, the Curious George movie, released in February 2006, and the Curious George television series, scheduled for initial broadcast in Fall 2006. Initial shipments of the Curious George and TNA Wrestling toy lines commenced in late 2005. The Company had an agreement with TBW since 2001, under which the Company licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. The license also permitted TBW to use the “Toy Biz” name. Under a separate agency agreement, Marvel provided product development, marketing and sales services for TBW in exchange for a service fee. The Company received royalties and service fees from TBW based on TBW’s sales of Marvel-designed toys produced and sold by TBW. On December 23, 2005, the Company terminated both the license and agency agreements with TBW effective January 1, 2006 (one year ahead of their scheduled expiration date). All royalties received by the Company from the sales of toys licensed to parties other than TBW during 2005 and prior were recorded as royalties in the Company’s Licensing segment, as the Company did no product development, marketing, sales or other services for these licensees.

Toys in 2006

All Marvel character-based toys previously produced for retail by TBW are expected to be produced and sold by the Company’s Toy segment in 2006. The Company will also continue to produce toys based on Spider-Man movies and based on licensed-in characters such as Curious George and characters from Code Lyoko and TNA wrestling. Market conditions affecting the toy industry will have more of an impact on the Company (positive and negative) in 2006 than in years when the Company licensed out the right to make and sell toys based on Marvel characters. The Company does not expect 2006 to be as significant a year for Marvel-branded toys as either 2005 (when the movie Fantastic Four was released) or 2007 (when several films featuring Marvel characters, including Spider-Man 3, Fantastic Four 2 and Ghost Rider, are scheduled for release).

Toys in 2007 and beyond

The Company has entered into a license agreement with Hasbro under which Hasbro will have the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring Marvel characters. The license gives Hasbro the right to sell those toys at retail from January 1, 2007 (earlier, in the case of the “Itsy Bitsy Spider-Man” item) through December 31, 2011 (subject to extension under certain circumstances). Marvel has agreed to provide brand expertise, marketing support and other services to Hasbro in connection with the licensed toys.

Film Facility

The Film Facility will enable the Company to independently finance and produce up to ten feature films, including films that may feature the following Marvel characters, whose theatrical film rights are pledged as collateral to secure the Film Facility:

•	Ant-Man
•	Black Panther
•	Captain America
•	Cloak & Dagger
•	Doctor Strange
•	Hawkeye
•	Nick Fury
•	Power Pack
•	Shang-Chi
•	The Avengers

Also included as collateral for the Film Facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to Captain America’s sidekick, Bucky Barnes, and his nemesis, Red Skull, are both pledged as collateral to the Film Facility.

The Company expects to fund, from sources other than the Film Facility, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the Film Facility. At that stage, the Company will be able to borrow an amount equal to the development costs and incremental overhead expenses incurred by the Company related to that film in an amount not exceeding 2% of the budget for that film under the Film Facility, if the film’s initial funding conditions are met. If those conditions are not met, the Company will be unable to borrow these amounts from the Film Facility.

The Company recorded expenses (primarily interest expense) related to the Film Facility of $4.0 million during 2005. The Company expects that its interest and other expenses related to the Film Facility will be approximately $16 million during 2006. The Company expects to be able to capitalize, and not treat as expenses, other amounts that it funds to develop the films for which borrowings may be made under the Film Facility.

Marvel Studios is in the process of ramping up its operations to support its increased activities related to the development and production of films to be financed through the Film Facility. Marvel Studios has relocated to new office space and is in the process of adding key personnel to its film operations. In addition, Marvel Studios continues to work on media licensing projects at various stages of development or production.

Results of Operations of the Company

Year ended December 31, 2005 compared with year ended December 31, 2004

Net Sales

The Company's net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing the Company’s toys, including, during 2005, 2004 and 2003, Spider-Man movie toys and toys based on characters from the Lord of the Rings movie trilogy, and, until mid-2003, kites through the Company’s former Spectra Star product line.

	Years ended December 31,
	2005	2004	Change
	(dollars in millions)

Licensing	$230.1	$214.7	7%
Publishing	92.4	86.0	7%
Toys	68.0	212.8	(68)%
Total	$390.5	$513.5	(24)%

Sales Mix by Segments:	Years Ended December 31,
	2005	2004
Licensing	58.9%	41.8%
Publishing	23.7%	16.8%
Toys	17.4%	41.4%
Net Sales	100.0%	100.0%

The Company’s consolidated net sales of $390.5 million for the year ended December 31, 2005 were $123.0 million lower than net sales in 2004, due to decreased sales from the Toy segment.

2005 Licensing net sales increased in absolute dollars and as a percentage of total net sales due to continued momentum in domestic and international contract renewals, which offset a decline in licensing related to the Spider-Man 2 movie. The overall increase in Licensing segment sales of $15.4 million was due to increases in domestic ($54.7 million) and international ($3.5 million) licensing, which were partially offset by a decrease in licensing by the Joint Venture. For the year ended December 31, 2005, the Joint Venture generated $24.7 million of sales compared with $67.5 million recorded by the Company for the period from April 1, 2004 (the initial date the Joint Venture was consolidated) through December 31, 2004. Included in the 2005 licensing results was $50 million from the extension of an interactive game license during the quarter ended December 31, 2005.

Sales from the Publishing segment increased $6.4 million to $92.4 million for the year ended December 31, 2005 primarily due to $5.1 million of higher sales of trade paperbacks and comic books into the direct market channel.

Toy revenues shifted in 2005 from lines for which Marvel records the wholesale value as sales, such as Spider-Man movie toys, to lines for which a royalty and service fee are recorded as sales, such as Fantastic Four toys. The main toy line in 2005 was Fantastic Four movie toys, which was produced by TBW under its Marvel license and for which only the royalty and service fee percentages of the wholesale sales price were recorded as revenue. Sales from the Toy segment decreased $144.8 million to $68.0 million in the year ended December 31, 2005, and also decreased as a percentage of total net sales, as sales of toys based on Spider-Man 2 decreased by $170.0 million in 2005 due to the movie’s release in June 2004 and limited carry forward into 2005. Sales of action figures and accessories based on the Lord of The Rings movies also declined $12.6 million to $7.7 million. These decreases were partially offset by an increase in royalty and service fee revenue from $15.2 million in 2004 to $51.8 million in 2005 derived from licensed toy sales made by TBW, primarily resulting from increased sales of toys based on the Fantastic Four movie and classic Spider-Man.

Cost of Revenues

	Year ended December 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	41.0	44%	37.0	43%
Toys	9.5	14%	122.6	58%
Total	$ 50.5	13%	$159.6	31%

Consolidated cost of revenues decreased $109.1 million to $50.5 million for the year ended December 31, 2005, primarily due to decreased toy-production costs, resulting from lower direct sales of action figures and accessories associated with the July 2004 theatrical release of Spider-Man 2. Consequently, the Company’s consolidated cost of revenues as a percentage of sales decreased to 13% for the year ended December 31, 2005, as compared to 31% in 2004.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs account for the most significant portion of publishing cost of revenues. Art and editorial costs consist of compensation to editors, writers and artists. The Company generally hires writers and artists on a freelance basis but has exclusive contracts with certain key writers and artists. The Company contracts-out the printing of its comic books to unaffiliated companies. The Company's cost of printing is subject to fluctuations in paper prices. Publishing cost of revenues as a percentage of sales was relatively stable, increasing from 43% in 2004 to 44% in 2005. Cost of revenue increased slightly as a result of higher talent expenses for comic books and higher printing costs that were primarily driven by increased paper costs, offset by a higher proportion of publishing net sales of trade paperbacks, which have lower talent costs.

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing. The decrease in Toy cost of revenues from 58% of net sales during the year ended December 31, 2004 to 14% during the year ended December 31, 2005 reflects a change from sales by the Company of action figures and accessories based on characters associated with Spider-Man 2 to royalties and service fees received from TBW’s sales, for which there are no production costs.

Selling, General and Administrative Expenses

	Year ended December 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 87.1	38%	$ 70.0	33%
Publishing	15.1	16%	14.1	16%
Toys	39.5	58%	30.0	14%
Corporate Overhead	24.8	N/A	28.7	N/A
Total	$166.5	43%	$142.8	28%

Consolidated selling, general and administrative (“SG&A”) expenses increased $23.7 million to $166.5 million for the year ended December 31, 2005, primarily due to a $12.5 million charge included in the Toy segment associated with the early termination of the license with TBW in the fourth quarter of 2005 and, included in the Licensing segment, an $11.7 million increase in studio royalty share expenses payable to studios, related to higher licensing sales. Consolidated SG&A as a percentage of net sales increased to 43% for the year ended December 31, 2005 as compared to 28% for the year ended December 31, 2004, as a result of this increase in SG&A and the decrease in consolidated net sales.

Licensing segment SG&A expenses consist primarily of payroll and royalties owed to movie studios for the studios’ share of royalties. The Company generally pays movie studio licensees up to 50% of merchandising-based royalty revenue from the licensing of both “classic” and “movie” versions of characters featured in the film. Licensing segment SG&A increased $17.1 million (24%) as a result of a $5.4 million increase, primarily in compensation for senior executives, coupled with the increase in the studio share expense. As a percentage of sales, licensing SG&A increased to 38% during the year ended December 31, 2005 from 33% in the prior year as a result of a decline (from 31% in 2004 to 11% in 2005) in revenues derived from the Joint Venture, for which Sony Pictures' share of the Joint Venture's licensing activity is reflected as minority interest expense.

Publishing SG&A expenses, consisting primarily of payroll, distribution fees and other miscellaneous overhead costs, remained relatively flat as an absolute dollar value and percentage of net sales.

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, merchandise royalties payable to movie studios for their share of license income, and royalties payable on toys based on characters licensed from third parties, such as New Line Cinema (licensor of the Lord of the Rings characters), and on toys developed by outside inventors. Toy segment SG&A expenses increased $9.5 million to $39.5 million for the year ended December 31, 2005 from $30.0 million for the year ended December 31, 2004 as a result of the charge related to the early termination of the license with TBW. This was partially offset by a $2.4 million decline in royalty fees owed to studios, due to the reduction of direct sales of action figures and accessories based on characters associated with Spider-Man 2. Toy segment SG&A expenses increased as a percentage of sales from 14% during the year ended December 31, 2004 to 58% during the year ended December 31, 2005, primarily as a result of the decline in Toy sales.

Corporate overhead expenses, consisting primarily of payroll, rent and legal costs associated with active litigation matters, decreased $3.9 million for the year ended December 31, 2005 principally due to lower legal fees.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million to $4.5 million in 2005 (from $3.8 million in the 2004). Tooling, product design and development and packaging design costs, which are attributable to the toy business, are normally amortized over the estimated life of the respective product.

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is no longer amortized but is subject to annual impairment tests (See Note 2 to the Consolidated Financial Statements). The Company’s annual impairment reviews did not result in an impairment charge.

Other Income

Other income decreased $6.8 million to $2.2 million in 2005 (from $9.0 million in 2004). This decrease reflects insurance collections in 2004 totaling $5.0 million as well as $2.4 million in gains recorded in 2004 in the Publishing segment for settlements related to the bankruptcy of Marvel Entertainment Group, Inc. The Company acquired Marvel Entertainment Group in 1998.

Equity in Net Income of Joint Venture

For the year ended December 31, 2004, the Company recognized $8.1 million in equity income related to the Joint Venture. In early 2004, the Company and Sony Pictures resolved litigation and mutually agreed to restructure the Joint Venture. This resulted, commencing April 1, 2004, in the consolidation of the operations of the Joint Venture in the Company’s Licensing segment, rather than accounting for the Company’s share of the Joint Venture operations under the equity method.

Operating Income

	Year ended December 31,
	2005		2004
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$143.4	62%	$152.7	71%
Publishing	36.4	39%	37.3	43%
Toys	15.5	23%	58.1	27%
Corporate Overhead	(24.1)	N/A	(23.7)	N/A
Total	$171.2	44%	$224.4	44%

Consolidated operating income decreased $53.2 million to $171.2 million for the year ended December 31, 2005, primarily due to the lower sales in the Toy segment. As a percentage of sales, consolidated operating margins for the year ended December 31, 2005 were consistent with the consolidated operating margins for the year ended December 31, 2004.

Operating margins decreased in the Licensing segment from 71% in 2004 to 62% in 2005 as a result of higher costs. Such higher costs were primarily due to increased compensation for senior executives and increased studio share expenses associated with higher domestic and international sales. The margin was further reduced by the decrease in sales generated from the Joint Venture. The studio share expense associated with Joint Venture revenues is classified as minority interest expense, and therefore, such revenues have higher margins than other License segment revenue streams, where the related royalty expense payable to studios is recorded within SG&A expense.

Operating margins decreased in the Publishing segment from 43% in 2004 to 39% in 2005 as a result of non-recurring gains ($2.4 million) in 2004 associated with the wrap-up of claims in the bankruptcy of Marvel Entertainment Group.

Operating margins decreased in the Toy segment to 23% in 2005 from 27% in 2004 as a result of a $12.5 million charge related to the early termination of TBW, which was only partially offset by an increase in higher- margin royalty and service fee revenue from licensed toy sales.

Interest Expense

The Company had interest expense of $4.0 million for the year ended December 31, 2005, compared to interest expense of $20.5 million for the year ended December 31, 2004. This reduction in interest expense resulted principally from the redemption of the Company’s 12% senior notes on June 15, 2004, including a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium stipulated by the terms of the redemption. Interest expense in 2005 is associated with borrowings under the Film Facility.

Interest Income

Interest income reflects amounts earned on the Company’s cash equivalents and short-term investments. Interest income increased $1.0 million to $3.9 million in 2005 (from $2.9 million in 2004).

Out-of-Period Adjustment

During the fourth quarter of 2005, the Company identified errors of $3.3 million in its 2004 consolidated income tax expense related to an accounting entry made in connection with book and tax basis differences related to the Joint Venture as of April 1, 2004 and the tax impact of the Company’s share of Joint Venture earnings for the period April 1, 2004 through December 31, 2004. The Company corrected these errors in the 2005 year-end close process, which had the effect of reducing 2005 consolidated income tax expense by $3.3 million and increasing 2005 consolidated net income by $3.3 million. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2005 or 2004, and as a result, has not restated its consolidated financial statements for the year ended December 31, 2004.

Income Taxes

The Company’s effective tax rate differs from the federal statutory rate due to the effects of state and local taxes, the recognition of tax benefits relating to state and local net operating losses, income taxes related to the minority share of the Joint Venture, and federally tax-free investment returns. The Company's effective tax rate for the year ended December 31, 2005 and 2004 was 36.7% and 31.2%, respectively. The 5.5% increase in the effective tax rate results from several factors with offsetting impacts. The effective rate increased 4% due to an increase in reserves for potential state and local exposures and increased another 4% due to additional valuation allowances established for deferred tax assets in 2005 compared to valuation allowance reversals in 2004. The decreased operating results from the Joint Venture contributed 1.8% of the increased rate, as discussed below. These rate increases were partially offset by the $3.3 million out-of-period tax benefit (1.9% decrease to rate) related to the Joint Venture, as discussed above, and a 1.4% decrease to the rate as a result of higher federally tax exempt interest income during 2005 than in 2004.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company’s tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on the Company’s effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower.

The Company completely utilized its federal net operating loss carryforwards in 2004. The Company retains various state and local net operating loss carryforwards of $322 million, which will expire in various jurisdictions in the years 2006 through 2023. As of December 31, 2005, there is a valuation allowance of $2.6 million against certain capital, state and local, and foreign net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $1.7 million.

The Company’s tax returns are under examination by both the City and State of New York. These taxing jurisdictions are preliminarily asserting that the Company’s licensing income should be subject to tax by New York. The Company is contesting this assertion with both sets of tax agents. Management believes that the Company’s licensing operations are justifiably excluded from New York taxation.

The Company is also under examination by various other local jurisdictions.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $5.4 million in 2005 and $17.4 million in 2004. This decrease of $12.0 million reflects the decreased operations of the Joint Venture subsequent to the July 2004 release of Spider-Man 2.

Earnings per Share

Diluted earnings per share declined from $1.10 in 2004 to $0.97 in 2005 reflecting an 18% decrease in net income partially offset by a 7% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 16.2 million shares made in 2005.

Year ended December 31, 2004 compared with year ended December 31, 2003

Net Sales

	Years Ended December 31,
	2004	2003	Change
	(dollars in millions)

Licensing	$214.7	$124.4	73%
Publishing	86.0	73.3	17%
Toys	212.8	149.9	42%
Total	$513.5	$347.6	48%

Sales Mix by Segments:	Years Ended December 31,
	2004	2003
Licensing	41.8%	35.8%
Publishing	16.8%	21.1%
Toys	41.4%	43.1%
Net Sales	100.0%	100.0%

The Company’s net revenue increased $165.9 million or 48% to $513.5 million for the year ended December 31, 2004 from $347.6 million in 2003. This overall growth was driven by a significant increase in the Licensing and Toy segments. Growth in licensing primarily resulted from the consolidation of the Joint Venture sales and strong growth in international licensing. The Toy segment increase resulted from strong sales of toys based on the Spider-Man 2 movie, which was released in June 2004. The improvements across the various operating segments are detailed as follows:

2004 Licensing net sales increased in absolute dollars and as a percentage of total net sales due to the success of consumer products licensing surrounding movie releases, particularly Spider-Man 2, continued momentum in domestic and international contract renewals and expanded volume in new categories and new markets. Licensing revenue increased by $90.3 million or 73% to $214.7 million (from $124.4 million in the 2003 period). Factors contributing to this increase include the consolidation of the Joint Venture, which added $67.5 million in sales in 2004 compared to none in 2003, when Marvel’s net share was recorded as equity income. Another major driver was international consumer product licensing (exclusive of the effects of the consolidation of the Joint Venture), which increased $14.5 million or 100% to $28.4 million (from $13.9 million in 2003) due to the success of international licensing offices opened early in 2004.

Toy segment revenues increased by $62.9 million or 42% to $212.8 million (from $149.9 million in the 2003 period) and also increased as a percentage of total net sales. This increase was primarily due to growing sales of products based upon Spider-Man 2 (released in June 2004) which were produced by the Company (revenues for which were recorded based on the entire wholesale sales price). This increase offset a decline in royalty and service fee income derived from TBW’s sales of other action figures and accessories based on Marvel characters.

Publishing’s revenue increased by $12.7 million or 17% to $86.0 million (from $73.3 million in the 2003 period) due to an increase in sales of comic books, advertising income and custom publishing projects. Revenue from the direct market (specialty comic retail stores) increased $8.1 million to $60.0 million in 2004 (from $51.9 million in 2003) and consists of sales of comic books and trade paperbacks. According to the publication Comics & Games Retailer, Marvel held an approximate 47% share of the North American comic market sold through specialty comic retail stores in 2004, compared with an approximate 41% share in 2003. Advertising income increased $3.0 million or 47% to $9.4 million in 2004 due to the inclusion of revenues derived from Cover Concepts, an acquisition completed in December 2003.

Cost of Revenues

	Years Ended December 31,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	37.0	43%	34.3	47%
Toys	122.6	58%	45.1	30%
Total	$159.6	31%	$79.4	23%

Consolidated cost of revenues increased $80.2 million to $159.6 million for the year ended December 31, 2004, primarily due to increased production costs, resulting from higher direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release, as described above. Consequently, the Company’s consolidated cost of revenues as a percentage of sales increased to 31% for the year ended December 31, 2004, as compared to 23% in 2003.

Publishing cost of revenues as a percentage of sales decreased from 47% in 2003 to 43% in 2004 as a result of the addition of Cover Concept revenues, which have high print, paper and shipping costs. This business was not a factor prior to 2004.

The increase in Toy cost of revenues from 30% of net sales during the year ended December 31, 2003 to 58% during the year ended December 31, 2004 reflects a change in product mix due to a increase in production costs associated with increased revenue derived from the direct sales of action figures and accessories based on characters associated with the July 2004 Spider-Man 2 theatrical release.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 70.0	33%	$ 52.5	42%
Publishing	14.1	16%	13.6	19%
Toys	30.0	14%	23.4	16%
Corporate	28.7	N/A	19.4	N/A
Total	$142.8	28%	$108.9	31%

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

Equity in Net Income of Joint Venture

For the year ended December 31, 2004, the Company recognized $8.1 million in income as compared to $10.9 million in the comparable 2003 period in connection with its share in the Joint Venture. In April 2004, the Company resolved litigation with Sony and mutually agreed to restructure its relationship, which resulted in the consolidation of the operations of the Joint Venture in the Company’s Licensing segment, rather than accounting for the Company’s share of the Joint Venture’s operations under the equity method.

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

Operating Income

	Years Ended December 31,
	2004		2003
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$152.7	71%	$ 83.2	67%
Publishing	37.3	43%	25.5	35%
Toys	58.1	27%	77.9	52%
Corporate	(23.7)	N/A	(19.4)	N/A
Total	$224.4	44%	$167.2	48%

Operating income increased by $57.2 million to $224.4 million in 2004 as compared to $167.2 million in 2003. The Licensing and Publishing segments’ operating income and margins increased in 2004 compared to 2003. Operating margins in the Licensing segment increased slightly to 71% while margins in the Publishing segment increased to 43%, which was partially fueled by gains recorded as other income in the 2004 period. The decrease in Toy segment operating income reflects a shift from revenues based on royalties and service fees in 2003 (related to toys based on The Hulk, which were produced by TBW) to revenues associated with wholesale sales of toys based on the Spider-Man 2 movie, resulting in a decline in Toy operating margins from 2003 to 2004. Corporate overhead increased by $4.3 million to $23.7 million in 2004. The increase was primarily due to a charge of $4.0 million for the early termination of a lease.

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

Income Taxes

The Company's effective tax rate for the year ended December 31, 2004 (31.2%) was lower than the federal statutory rate due primarily to the release of valuation allowances related to state and local net operating loss carryforwards and the effects of the consolidation of the Joint Venture. During 2004, the Company completely utilized its federal net operating loss carryforwards. The Company retains various state and local net operating loss carryforwards of $336 million, which will expire in various jurisdictions in the years 2005 through 2023. As of December 31, 2004, there was a valuation allowance of $0.9 million against certain capital loss and foreign net operating loss carryforwards, as it was more likely than not that such assets would not be realized in the future. The net change in the valuation allowance during the year ended December 31, 2004 was a decrease of $6.2 million. Based upon the Company’s positive operating results and forecasts, the valuation allowance against deferred tax assets for state and local net operating losses was released.

During 2004, the Internal Revenue Service concluded its examination of the Company for the 1995 through 1998 years. As expected, the effects of the resulting adjustments were not material to the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, the Film Facility and the HSBC Credit Facility (defined below). The Company anticipates that its primary uses for liquidity will be to conduct its business and to repurchase its common stock.

Net cash provided by operating activities decreased $23.7 million to $137.7 million for the year ended December 31, 2005, compared to $161.4 million for the year ended December 31, 2004, primarily due to the Company having fully utilized its federal net operating loss carryforwards in early 2004, resulting in the generation of larger current tax obligations during 2005. Income tax payments (net of refunds) in 2005 totaled $68.9 million, compared with $48.1 million in 2004. In addition, the Company had a $7.9 million increase in cash distributions to the Joint Venture partner in 2005 versus 2004. These increased operating cash outflows were partially offset by strong collections on accounts receivable during 2005. Net cash provided by operating activities for the year ended December 31, 2003 amounted to $171.0 million. The $9.6 million decrease in 2004, as compared to 2003 was primarily the result of the increase in income taxes paid in 2004 as the Company had not yet utilized all of its federal net operating loss carryforwards in 2003 and, as noted above, had fully utilized these carryforwards in early 2004.

The Company had a working capital deficit of $9.8 million at December 31, 2005 compared with working capital of $142.2 million at December 31, 2004, a decline of $152.0 million. This decline is primarily the result of the Company using short-term investments and operating cash to finance its stock repurchase plan described below.

Net cash flows from investing activities for the year ended December 31, 2005 reflect the sale of short-term investments to finance the Company’s common stock repurchase program described below. Net cash flows from investing activities for the year ended December 31, 2004 reflect the sale of short-term investments to repay long-term debt and finance the Company’s common stock repurchase program described below. Net cash outflows from investing activities for year ended December 31, 2003 reflect the purchase of short-term investments using cash provided from operations and proceeds from stock option and warrant exercises.

Early in 2004, the Company had outstanding senior notes due June 15, 2009, which bore interest at 12% per annum. The Company redeemed all of these notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium stipulated by the terms of the redemption, both recorded during the second quarter of 2004.

During the year ended December 31, 2005, the Company repurchased 16.2 million shares of its common stock at a cost of $304.5 million (including $7.4 million for repurchases settled in January 2006) under two stock repurchase programs. In addition, during the period January 1, 2006 to February 28, 2006, the Company repurchased 5.1 million additional shares of its common stock at a cost of $82.3 million under its repurchase program. During 2004, the Company spent $58.0 million for the repurchase of its common stock. The 2005 and 2004 repurchases were financed through the sale of short-term investments and cash generated from operations. As of March 1, 2006, the Company is authorized to spend up to $55.1 million more for the repurchase of its common stock.

As described above, MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on Marvel’s characters. The Film Facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank credit, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. The Company entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for outstanding debt under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. Pursuant to the terms of the financing, the mezzanine credit will be drawn on first and will remain outstanding for the life of the senior bank facility. As of December 31, 2005, MVL Film Finance LLC had $25.8 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs, and interest thereon, related to the development and closing of the facility. The Company must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility. The Company is in compliance with its covenants under the Film Facility.

Throughout 2004 and until September 2005, the Company maintained a credit facility with HSBC Bank USA, National Association (“HSBC”) that provided for a $15 million revolving line of credit and up to $15 million in letters of credit. At the Company’s election, effective as of the closing of the Film Facility, the Company and HSBC terminated this credit facility.

On November 9, 2005, the Company entered into an agreement for a new credit facility with HSBC (the “HSBC Credit Facility”) to provide for a $150 million revolving credit line (this amount decreases to $100 million on August 15, 2006) with a sublimit for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by the Company for working capital and other general corporate purposes and for repurchases of the Company’s common stock. As of December 31, 2005, $0.3 million of letters of credit were outstanding, and there were no borrowings, under the HSBC Credit Facility. The HSBC Credit Facility, which expires on October 31, 2007, contains customary event-of-default provisions and covenants regarding the Company’s net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien in (a) the Company’s accounts receivable, (b) the Company’s rights under its toy license with Hasbro and (c) all stock of the Company repurchased by the Company after the date of the HSBC Credit Facility. Borrowings under the facility bear interest at HSBC’s prime rate or, at the Company’s choice, at LIBOR-plus-1.25% per annum.

Capital expenditures by the Company during the years ended December 31, 2005, 2004 and 2003 were $4.3 million, $3.6 million and $3.5 million, respectively.

The following table sets forth the Company’s contractual obligations as of December 31, 2005:

Contractual Obligations	Payments Due By Period
		Less than				More Than
(Amounts in thousands)	Total	1 Year	1-3 Years	4-5 Years		5 Years
Long-term debt obligations	$25,800	$–	$–	$25,800	*	$–
Capital lease obligations	–	–	–	–		–
Operating lease obligations	12,019	1,725	6,941	3,353		–
TBW inventory purchase obligations	6,300	6,300	–	–		–
Licensed-in toy royalty obligations	2,000	500	1,000	500		–
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	1,157	–	1,157	–		–
Expected pension benefit payments	13,999	1,268	2,528	2,680		7,523
Total	$61,275	$9,793	$11,626	$32,333		$7,523

*Scheduled repayment based on the minimum expected term of the Film Facility. Such amount may be repaid earlier depending on the success of theatrical releases under the Film Facility.

The Company believes that its cash and cash equivalents, short-term investments, cash flows from operations, the Film Facility, the HSBC Credit Facility and other sources of liquidity will be sufficient for the Company to conduct its business and repurchase its common stock in accordance with such authorizations as may be provided by the Company’s Board of Directors.

Critical Accounting Policies and Estimates

General

Management's discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Management reviews the accounting policies the Company uses in reporting its financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management estimates include amounts related to provisions for returns, other sales allowances and doubtful accounts, the realizability of inventories, the realizability of goodwill, the reserve for uncollected minimum royalty guarantees, valuation allowances for deferred income tax assets and reserves for potential tax exposures resulting from tax audits, depreciation and amortization periods for molds, tools and equipment, the recovery of product and package design costs, Fleer pension plan assumptions, litigation related accruals, character allocation in computing studio share royalties payable, and forfeiture rates related to employee stock compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which management based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of the Company’s financial results. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue Recognition

Merchandise Sales, Sales Returns and Customer Allowances

Merchandise sales, including toys and all non-subscription related comic book sales, are recorded when title and risk of ownership have passed to the buyer. Appropriate provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. The Company regularly reviews and revises, when considered necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and estimated sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to the Company. Return rates for returnable comic book sales are typically higher than those related to toy sales. However, sales to the direct market, the Company’s largest channel of comic book distribution, are made principally on a no-return basis.

Subscription Revenues

Subscription revenues related to the Company’s comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

License Revenues

Revenue from licensing of characters owned by the Company is recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”). Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the characters are freely and immediately exploitable by the licensee and the Company has satisfied its obligations under the agreement, when the amount of revenue is fixed or determinable and when collection of unpaid revenue amounts is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Revenues related to the licensing of animated television series are recorded in accordance with AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films.” Under this Statement of Position, revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.

For licenses that contain non-refundable minimum payment obligations to the Company, the Company recognizes such non-refundable minimum payments as revenue at the inception of the license, prior to the collection of all amounts ultimately due, provided all the criteria for revenue recognition under SAB 104 have been met. If cumulative earned royalties exceed the required minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as “overages”.

For licenses in which the Company has significant continuing involvement or performance based obligations, the minimum royalty payments are recognized as revenue as and when such obligations are fulfilled.

Licensing fees collected before the Company is permitted to recognize them as revenue are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in status of the customers’ financial condition and other relevant factors. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known.

Excess and Obsolete Inventory

The Company writes down excess and obsolete inventory to its estimated realizable value based upon assumptions about future product demand, consumer trends, the success of related feature films, the availability of alternate distribution channels and overall market conditions. If actual product demands, consumer trends and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Molds and Tools

Molds and tools are stated at cost less accumulated amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. For financial reporting purposes, amortization is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of molds and tools based on the sales of the related products. If the facts and circumstances suggest a change in useful life of molds and tools related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life.

Product and Package Design Costs

Product and package design costs are stated at cost less accumulated amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. For financial reporting purposes, amortization of product and package design is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of product and package design costs based on the sales of the related products. If the facts and circumstances suggest a change in useful life of product and package design costs related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization is computed using the straight-line method generally over a three to five-year life for furniture and fixtures and office equipment, and over the shorter of the life of the underlying lease or estimated useful life for leasehold improvements. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally 3 years. For software developed for internal use, all external direct costs for materials and services are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill

The Company has significant goodwill on its balance sheet, which resulted from the acquisition of Marvel Entertainment Group, Inc. in 1998. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The Company assesses the fair value and recoverability of its long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors to make its determination. The fair value of the Company’s long-lived assets and goodwill is dependent upon the forecasted performance of the Company’s business, changes in the media and entertainment industry and the overall economic environment. When the Company determines that the carrying value of its goodwill may not be recoverable, the Company measures any impairment based upon a forecasted discounted cash flow method.

Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. The Company’s assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines.

Licensed-in Toy Royalties

The Company enters into licensing agreements, which contain minimum royalty payment obligations, for the right to use third-party intellectual property in its Toy segment operations. Prepaid minimum royalty obligations are expensed based on sales of related products. The realizability of prepaid minimum royalties is evaluated by the Company based on the projected sales of the related products. The Company records impairment losses on prepaid minimum royalties when events and circumstances indicate that the sales will not be sufficient to recover the prepaid minimum royalty.

Studio Share of Royalties

The Company shares revenues with movie studio licensees for Marvel characters portrayed in theatrical releases. Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by the Company, and in some instances with some adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under muli-character licensing agreements, the Company makes an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios.

Accounting for Joint Venture

The Company entered into the Joint Venture with Sony Pictures to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures.

In May 2004, Sony Pictures and Marvel settled various disputed matters and, among other matters, altered the distribution of net receipts of the Joint Venture effective April 1, 2004, such that the Company receives more than 50% of the cash generated from the Joint Venture. Consequently, effective April 1, 2004, the operations of the Joint Venture have been included in the Company's consolidated financial statements, including revenues of $24.7 million for the year ended December 31, 2005 and $67.5 million for the period from April 1, 2004 through December 31, 2004. The Joint Venture distributes to the Company and to Sony Pictures all cash received, proportionate to each party’s interest, on a quarterly basis. At December 31, 2005, advances to joint venture partner of $3.5 million in the accompanying Consolidated Balance Sheet reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon. These advances are classified as long-term consistent with deferred revenue related to such advances also being classified as long-term, based on when the underlying deferred revenue is scheduled to be recognized. At December 31, 2004, minority interest to be distributed of $8.4 million in the accompanying Consolidated Balance Sheet is included as a current liability as it represents amounts to be distributed in the subsequent quarterly period. Prior to April 1, 2004, the Company accounted for its interest in the activity of the Joint Venture under the equity method.

Accounting for Stock-Based Compensation

In accordance with the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company has elected to continue to account for its stock options under Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''APB 25'') and related interpretations, rather than the fair value method of accounting for stock options under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. However, during 2005 and 2004, stock-based compensation under APB 25 was recognized for the vesting of restricted stock. Compensation related to restricted stock is recognized on a pro rata basis over the period in which the restrictions lapse. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

The Company's pro forma information is as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Net income, as reported	$102,819	$124,877	$151,648
Less: Preferred stock dividends		–	(1,163)
Net income attributable to common stock	102,819	124,877	150,485
Add: Stock-based compensation expense included in reported net income, net of taxes	3,059	2,507	272
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(8,831)	(12,807)	(6,933)
Pro forma net income for basic earnings per share	97,047	114,577	143,824
Add: Preferred stock dividends	–	–	1,163
Pro forma net income for diluted earnings per share	$97,047	$114,577	$144,987
Basic earnings per share:
As reported	$1.03	$1.17	$1.50
Pro-forma	0.97	1.07	1.43
Diluted earnings per share:
As reported	0.97	1.10	1.34
Pro forma	0.92	1.01	1.27

The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from 0.59 to 0.78; and expected life of 5 years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from 0.48 to 0.58; and expected life of 5 years. There were no grants made in 2005. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

We expect a lower charge to 2006 earnings from the adoption of SFAS 123(R) than the average of the 2005, 2004 and 2003 pro forma charges noted above.

Commitments and Contingencies

The Company is a party to the legal action described in Item 3 – Legal Proceedings and is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding and there can be no such assurances, the Company believes that its legal proceedings and claims including the one described in Item 3 – Legal Proceedings, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

The Company regularly evaluates its litigation claims to provide assurance that all losses and disclosures are provided for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”. The Company’s evaluation of legal matters involves considerable judgment of management. The Company engages internal and outside legal counsel to assist in the evaluation of these matters. Accruals for estimated losses, if any, are determined in accordance with the guidance provided by SFAS No. 5.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse.

Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted.

The Company maintains a liability for contingencies associated with known issues under discussion with tax authorities and transactions yet to be settled based upon its best estimate of the potential outcome. Liabilities for known tax contingencies are recorded when, in the judgment of management, it is probable that a liability has been incurred. Such liabilities are reviewed and adjusted accordingly in light of changing facts and circumstances, which may result in favorable or unfavorable adjustments to our estimated tax liabilities in the future based on statute or resolution through the normal tax audit process.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company’s tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on the Company’s effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower.

The Company considers future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance. If actual results differ from estimates or if the Company adjusts these assumptions in the future, the Company may need to adjust its deferred tax assets or liabilities, which could impact the Company's effective tax rate.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has adopted SFAS 123(R) effective January 1, 2006, using the modified-prospective method as proscribed in SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in approximately a $6 million charge to operations in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of the Company’s common stock at such dates), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $7.4 million, $3.6 million and $14.2 million in 2005, 2004 and 2003, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has operations in Hong Kong. In the normal course of business, the operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company’s current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business to mitigate its risk in connection with fluctuations in currency value, nor are such instruments used for speculative purposes. In December 2003, the Company opened offices in London, England and Tokyo, Japan, to expand international licensing. Some of the Company’s international licenses are denominated in other currencies which subjects the Company to additional currency fluctuation risks. In connection with the Film Facility, the Company entered into an interest rate cap to cover approximately 80% of the notional amount of anticipated borrowings under this facility, to mitigate its exposure to rising interest rates based on LIBOR. The Company does not generally enter into any other types of derivative financial instruments in the normal course of business to mitigate its interest rate risk, nor are such instruments used for speculative purposes.

Additional information relating to the Company’s outstanding financial instruments is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the report of the independent auditors thereon and the related required financial statement schedule appear on pages F-2 and following. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 10 to the December 31, 2005 Consolidated Financial Statements.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at the end of the fiscal year covered by this report.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

(1)     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

(2)     The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Securities Exchange Act of 1934 is the framework described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(3)     The Company’s management’s assessment is that the Company’s internal control over financial reporting was effective as of the end of the fiscal year covered by this report.

(4)     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has also audited management’s assessment of the effectiveness of Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in their report included herein.

Attestation Report of the Registered Public Accounting Firm

The report of PricewaterhouseCoopers LLP referred to immediately above is provided on page F-2 below.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified by the Company that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the information appearing under the captions “Governance of the Company,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement to be filed not later than April 30, 2006, with the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company's definitive proxy statement to be filed not later than April 30, 2006, with the Securities and Exchange Commission.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company's definitive proxy statement to be filed not later than April 30, 2006, with the Securities and Exchange Commission.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company's definitive proxy statement to be filed not later than April 30, 2006, with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in the Company's definitive proxy statement to be filed not later than April 30, 2006, with the Securities and Exchange Commission.

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

EXHIBIT INDEX

Exhibit No.

3(i)

Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3(i) of the Company’s Current Report on Form 8-K dated February 23, 2006 and filed with the Securities and Exchange Commission on March 1, 2006.)

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

10.2	2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*
10.3

Form of Stock Option Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.4

Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.5

Form of Performance-Based Restricted Stock Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.6

Form of Performance-Based Phantom Stock Agreement under the Company's 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

42

10.7

2005 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.8

Form of Performance-Based Award Letter under the Company's 2005 Cash Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.9

Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and

Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

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

10.11

Registration Rights Agreement, dated as of December 8, 1998, by and among the Company, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.12

Warrant Shares Registration Right Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

10.13

Agreement of Sublease dated as of August 5, 2004, by and between CIBC World Markets Corp. and the Company. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 9, 2005.)

10.14

Amendment to Agreement of Sublease dated as of February 17, 2005, by and between CIBC World Markets Corp. and the Company. (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 9, 2005.)

10.15

Lease Agreement, dated as of February 15, 2005, by and between 417 Fifth Avenue LLC and the Company (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 9, 2005.)

10.16

Amended and Restated Studio Distribution Agreement, dated as of August 31, 2005, by and between MVL Productions LLC and Paramount Pictures Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.17

Letter of Termination dated August 4, 2005 between HSBC Bank USA, N.A. and the Company. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

43

10.18

Credit Agreement, dated as of November 9, 2005 among Marvel Entertainment, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.19

Pledge and Security Agreement, dated as of November 9, 2005, by Marvel Entertainment, Inc. and Marvel Characters, Inc. in favor of HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.20

Guaranty, dated as of November 9, 2005 by Marvel Characters, Inc. in favor of and for the benefit of HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.21

Credit and Security Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, as Borrower, the Financial Institutions and Conduit Lenders identified therein, as Lenders, HSBC Bank USA, National Association, as the Collateral Agent and General Electric Capital Corporation, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.22

Insurance and Indemnity Agreement, dated as of August 31, 2005, by and between the Company, MVL Film Finance LLC, MVL Productions LLC, MVL Rights LLC, Marvel Studios, Inc., the Collateral Agent and Ambac Assurance Corporation. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.23

Master Development and Distribution Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, MVL Productions LLC and Marvel Studios, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.24

Assignment Agreement, dated as of August 31, 2005, by and between Marvel Characters, Inc. and MVL Rights LLC. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.25

Exclusive Cross License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.26

Exclusive License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.27

Letter Agreement, dated as of August 31, 2005, by Marvel and agreed and acknowledged by Marvel Studios, Inc., MVL Rights LLC, MVL Productions LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.28

Assignment Agreement, dated as of August 30, 2005, by and between Marvel, Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

44

10.29

Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

10.30

Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Company. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.31

Amendment to Master License Agreement, dated as of May 17, 2005 by and between the Company and

Avi Arad & Associates. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 20, 2005.)

10.32

Amended and Restated Employment Agreement, dated as of May 17, 2005, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 20, 2005.)*

10.33

Employment Agreement, dated as of October 15, 2003, by and between the Company and Bruno Maglione. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)*

10.34	Amendment No. 1, dated as of September 6, 2005, to the Employment Agreement, dated as of October 15, 2003, between the Company and Bruno Maglione. (Filed herewith.)*
10.35	Employment Agreement, dated as of March 13, 2006, by and between the Company and John Turitzin. (Filed herewith.)*
10.36

Employment Agreement, dated as of May 3, 2005, by and between the Company and David Maisel. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated April 28, 2005 and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.37

Amendment No. 1, dated as of September 28, 2005, to the Employment Agreement, dated as of May 3, 2005, between the Company and David Maisel. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 28, 2005 and filed with the Securities and Exchange Commission on September 29, 2005.)*

10.38

Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.39

Amendment to Employment Agreement with Isaac Perlmutter dated as of May 1, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.40

Second Amendment to Employment Agreement with Isaac Perlmutter dated as of October 15, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.41

Employment Agreement, dated as of August 1, 2003, by and between the Company and Timothy Rothwell. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)*

45

10.42

Amendment to Employment Agreement, dated as of August 1, 2003, by and between the Company and Timothy Rothwell. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

10.43

Share Disposition Agreement, dated as of November 8, 2005 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
24	Power of attorney (included below the signature hereto.)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act. (Furnished herewith.)

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
By:	/s/ John Turitzin
John Turitzin Executive Vice President

March 15, 2006

46

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

Signature	Title	Date

/s/ Isaac Perlmutter	Chief Executive Officer and Vice Chairman of the Board of Directors (principal executive officer)	March 15, 2006
Isaac Perlmutter

/s/ Kenneth P. West	Chief Financial Officer (principal financial officer)	March 15, 2006
Kenneth P. West

/s/ Mark D. Plotkin	Chief Accounting Officer (principal accounting officer)	March 15 , 2006
Mark D. Plotkin

/s/ Morton E. Handel	Chairman of the Board of Directors	March 15, 2006
Morton E. Handel

/s/ F. Peter Cuneo	Vice Chairman of the Board of Directors	March 15, 2006
F. Peter Cuneo

/s/ Avi Arad	Director	March 15 , 2006
Avi Arad

/s/ Sid Ganis	Director	March 15, 2006
Sid Ganis

/s/ Richard Solar	Director	March 15, 2006
Richard Solar

/s/ James F. Halpin	Director	March 15 , 2006
James F. Halpin

47

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statement Schedule
Schedule II-Valuation and Qualifying Accounts	F-37

All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Marvel Entertainment, Inc.:

We have completed an integrated audit of Marvel Entertainment, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Marvel Entertainment, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Marvel Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Marvel Entertainment, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years ended December 31, 2004 and 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Entertainment, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2004 and 2003.

/s/ Ernst & Young LLP

New York, New York

February 25, 2005

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,227	$19,174
Restricted cash	8,383	30,897
Short–term investments	15,139	154,719
Accounts receivable, net.	59,108	73,576
Inventories, net.	9,177	6,587
Deferred income taxes, net	19,553	7,981
Prepaid expenses and other current assets	4,785	2,734
Total current assets	140,372	295,668

Molds, tools and equipment, net.	5,659	5,553
Product and package design costs, net .	1,023	1,249
Goodwill	341,708	341,708
Accounts receivable, non–current portion	20,290	37,718
Deferred income taxes, net	36,460	32,583
Deferred financing costs	20,751	–
Advances to joint venture partner	3,489	–
Other assets	3,794	335

Total assets.	$573,546	$714,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,724	$6,006
Accrued royalties	65,891	57,879
Accrued expenses and other current liabilities	57,360	43,962
Minority interest to be distributed	–	8,428
Income taxes payable	12,295	10,129
Deferred revenue	10,865	27,033
Total current liabilities	150,135	153,437
Deferred revenue, non-current portion	24,787	14,712
Film slate facility obligation	25,800	–
Other liabilities	12,224	165
Total liabilities	212,946	168,314

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 121,742,534 issued and 90,205,853 outstanding in 2005 and 120,442,988 issued and 105,101,788 outstanding in 2004	1,217	1,205
Deferred stock compensation	(6,242)	(5,164)
Additional paid-in capital	594,873	577,169
Retained earnings	169,762	66,943
Accumulated other comprehensive loss	(3,474)	(2,652)
Total stockholders’ equity before treasury stock	756,136	637,501
Treasury stock, at cost, 31,536,681 shares in 2005 and 15,341,200 shares in 2004	(395,536)	(91,001)
Total stockholders’ equity	360,600	546,500

Total liabilities and stockholders’ equity	$573,546	$714,814

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Net sales	$390,507	$513,468	$347,626

Costs and expenses:
Cost of revenues (excluding depreciation expense)	50,517	159,589	79,466
Selling, general and administrative	166,456	142,839	108,882
Depreciation and amortization.	4,534	3,783	4,338
Total costs and expenses	221,507	306,211	192,686
Other income, net	2,167	9,039	1,413
Equity in net income of joint venture	–	8,117	10,869
Operating income	171,167	224,413	167,222
Interest expense	3,982	20,487	18,718
Interest income	3,863	2,946	1,868
Income before income tax expense and minority interest	171,048	206,872	150,372
Income tax (expense) benefit	(62,820)	(64,631)	1,276
Minority interest in consolidated joint venture	(5,409)	(17,364)	–
Net income	102,819	124,877	151,648
Less: preferred stock dividends	–	–	1,163
Net income attributable to common stock	$102,819	$124,877	$150,485
Basic and diluted net income per share:
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	99,594	107,173	100,355
Effect of dilutive stock options and restricted stock	6,464	6,784	11,836
Effect of dilutive preferred stock conversion	–	–	1,248
Weighted average shares for diluted earnings per share	106,058	113,957	113,439
Net income per share:
Basic	$1.03	$1.17	$1.50

Diluted	$0.97	$1.10	$1.34

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

	Common Stock Shares	Common Stock Amount	Deferred Stock Compensation	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss		Treasury Stock	Total
						Foreign Currency	Minimum Pension obligation
	(in thousands)

Balance at December 31, 2002	91,710	$1,028	$–	$485,763	$(208,419)	$–	$(2,548)	$(32,955)	$242,869
			–
Conversion of preferred stock to common stock	5,251	53	–	33,890	–	–	–	–	33,943
Warrants exercised	7,280	73	–	15,148	–	–	–	–	15,221
Preferred dividends	–	–	–	–	(1,163)	–	–	–	(1,163)
Employee stock options exercised	4,070	41	–	12,615	–	–	–	–	12,656
Tax benefit of stock options exercised	–	–	–	14,189	–	–	–	–	14,189
Restricted stock grants	304	3	(5,306)	5,303	–	–	–	–	–
Amortization of restricted stock grants	–	–	449	–	–	–	–	–	449
Net income	–	–	–	–	151,648	–	–	–	151,648
Other comprehensive loss	–	–	–	–	–	–	(362)	–	(362)
Comprehensive income	–	–	–	–	–	–	–	–	151,286

Balance at December 31, 2003	108,615	1,198	(4,857)	566,908	(57,934)	–	(2,910)	(32,955)	469,450
						–
Employee stock options exercised	527	5	–	2,096	–	–	–	–	2,101
Tax benefit of stock options exercised	–	–	–	3,608	–	–	–	–	3,608
Restricted stock grants	215	2	(4,010)	4,008	–	–	–	–	–
Restricted stock forfeited	(5)	–	72	(72)	–	–	–	–	–
Treasury stock, at cost	(4,250)	–	–	–	–	–	–	(58,046)	(58,046)
Amortization of restricted stock grants	–	–	3,631	–	–	–	–	–	3,631
Stock compensation expense	–	–	–	621	–	–	–	–	621
Net income	–	–	–	–	124,877	–	–	–	124,877
Other comprehensive income	–	–	–	–	–	–	258	–	258
Comprehensive income	–	–	–	–	–	–	–	–	125,135

Balance at December 31, 2004	105,102	1,205	(5,164)	577,169	66,943	–	(2,652)	(91,001)	546,500

Employee stock options exercised	1,133	10		5,522	–	–	–	–	5,532
Tax benefit of stock options exercised		–	–	7,382	–	–	–	–	7,382
Restricted stock grants	335	3	(6,654)	6,651	–	–	–	–	–
Restricted stock forfeited	(169)	(1)	685	(2,857)	–	–	–	–	(2,173)
Treasury stock, at cost	(16,195)	–			–	–	–	(304,535)	(304,535)
Amortization of restricted stock grants	–	–	4,891	(59)	–	–	–	–	4,832
Warrants issued for services	–	–	–	1,065	–	–	–	–	1,065
Net income	–	–	–	–	102,819	–	–	–	102,819
Other comprehensive income (loss)	–	–	–	–	–	45	(867)	–	(822)
Comprehensive income	–	–	–	–	–	–	–	–	101,997

Balance at December 31, 2005	90,206	$1,217	$(6,242)	$594,873	$169,762	$45	$(3,519)	$(395,536)	$360,600

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

Net income	$102,819	$124,877	$151,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,534	3,783	4,338
Provision for doubtful accounts	–	311	1,123
Amortization of deferred financing charges	1,660	3,446	667
Unrealized gain on interest rate cap	(347)	–	–
Non-cash charge for compensatory stock options and restricted stock	4,832	4,252	903
Tax benefit of stock options exercised	7,382	3,608	14,189
Gain from sales of fixed assets	–	(754)	(118)
Deferred income taxes	(13,573)	7,603	(21,382)
Minority interest in net income of joint venture (net of distributions of $17,326 in 2005 and $9,397 in 2004)	(11,917)	7,967	–
Equity in net income of joint venture	–	(8,117)	(10,869)
Changes in operating assets and liabilities:
Accounts receivable	31,896	(27,576)	(18,676)
Inventories	(2,590)	6,388	3,061
Distributions received from joint venture	–	3,321	16,394
Prepaid expenses and other current assets	(2,051)	154	4,427
Other assets	(56)	(110)	(36)
Deferred revenue	(6,093)	6,063	867
Income taxes payable	2,166	5,424	2,487
Accounts payable, accrued expenses and other current liabilities	19,075	20,743	21,928
Net cash provided by operating activities	137,737	161,383	170,951

Cash flow (used in) provided by investing activities:
Cash of consolidated joint venture	–	8,376	–
Payment of administration expense claims and unsecured creditor claims	(50)	(2,705)	(586)
Purchases of molds, tools and equipment	(3,193)	(2,578)	(1,712)
Proceeds from sales of fixed assets	–	1,210	263
Expenditures for product and package design costs	(1,096)	(1,008)	(1,830)
Sales of short–term investments	442,394	104,505	–
Purchases of short–term investments	(302,814)	(259,224)	–
Net sales of certificates of deposit and commercial paper	–	214,457	(214,457)
Change in restricted cash	22,514	(30,897)	–
Other intangibles and acquisition consideration	–	–	(1,180)
Net cash provided by (used in) investing activities	157,755	32,136	(219,502)

Cash flow (used in) provided by financing activities:
Repurchase of senior notes	–	(150,962)	–
Proceeds from film slate facility	25,800
Deferred financing costs	(24,526)	–	–
Purchase of treasury stock	(297,128)	(58,046)	–
Employee stock options exercised	5,532	2,101	12,202
Proceeds from exercise of stock warrants	–	–	15,221
Net cash (used in) provided by financing activities	(290,322)	(206,907)	27,423

Effect of exchange rate changes on cash	(117)	–	–
Net (decrease) increase in cash and cash equivalents	5,053	(13,388)	(21,128)
Cash and cash equivalents at beginning of year	19,174	32,562	53,690
Cash and cash equivalents at end of year	$24,227	$19,174	$32,562

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$468	$18,115	$18,116
Income taxes paid, net of refunds	68,914	48,142	3,363
Other non-cash transactions:
Common stock warrants issued in settlement of deferred financing costs	1,065	–	–
Treasury stock repurchases settled in January 2006	7,407	–	–
Preferred stock dividends	–	–	1,163

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.	Description of Business and Basis of Presentation

Marvel Entertainment, Inc. and its subsidiaries (the “Company”) is one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

The Company's business is divided into three integrated and complementary operating segments: its Licensing segment, Publishing segment and Toy segment. Marvel Studios’ operations are included in the Licensing segment, as currently the business activities of Marvel Studios relate to the licensing of Marvel characters to third-party motion picture and television producers. The Company expects that in the future, the expansion of the studio operations to include Marvel-produced feature films financed via the Company’s $525 million film slate facility (the “Film Facility”) will cause the Company to treat Marvel Studios as a separate segment. The Film Facility is described below.

The Company and Sony Pictures Entertainment Inc. (“Sony Pictures”) have entered into a joint venture, called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. Effective April 2004, the operations of the Joint Venture, previously recorded under the equity method, have been consolidated in the Company’s accompanying financial statements (see Note 2).

The Company recently entered into film-production activities, with the Company’s closing in September 2005 of a $525 million financing for a slate of films to be produced by Marvel Studios. The Film Facility will enable the Company to produce its own slate of feature films. In connection with the Film Facility, the Company formed three subsidiaries, MVL Rights LLC, MVL Productions LLC and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets and credit of MVL Film Finance LLC and MVL Rights LLC are not available to satisfy the debts and other obligations of Marvel Entertainment, Inc, or any of its other subsidiaries, or any other persons.

The year 2006 will be a transitional one for the Company’s Toy segment operations. In late 2005 the Company terminated its agreement with its exclusive toy licensee (see Note 8) and in early 2006 the Company entered into a multi-year licensing agreement with Hasbro, Inc. (“Hasbro”) (see Note 15).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment in the Company's consolidated financial statements relate to provisions for returns, other sales allowances and doubtful accounts, the realizability of inventories, the realizability of goodwill, the reserve for uncollected minimum royalty guarantees, valuation allowances for deferred income tax assets and reserves for potential tax exposures resulting from tax audits, depreciation and amortization periods for molds, tools and equipment, the recovery of product and package design costs, Fleer pension plan assumptions, litigation related accruals, character allocation in computing studio share of royalties payable, and forfeiture rates related to employee stock compensation. Actual results could differ from these estimates.

Out-of-Period Adjustment

During the fourth quarter of 2005 the Company identified errors of $3.3 million in its 2004 consolidated income tax expense related to an accounting entry made in connection with book and tax basis differences related to the Joint Venture as of April 1, 2004 and the tax impact of the Company’s share of Joint Venture earnings for the period April 1, 2004 through December 31, 2004. The Company corrected these errors in the 2005 year-end close process, which had the effect of reducing 2005 consolidated income tax expense by $3.3 million and increasing 2005 consolidated net income by $3.3 million. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2005 or 2004, and as a result, has not restated its consolidated financial statements for the year ended December 31, 2004. (See Note 9).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company places its investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.

The Company has revised amounts previously reported in cash and cash equivalents in the accompanying Consolidated Balance Sheet at December 31, 2004 to restricted cash and short-term investments to appropriately reflect the underlying nature of these current assets. See description of these revisions below.

Restricted Cash

Restricted cash primarily comprises cash balances of the Joint Venture that are not freely available to either the Company or Sony Pictures until distributed on a quarterly basis. Principally all of the cash balance of the Joint Venture at December 31, 2005 and 2004 of $7.5 million and $30.9 million, respectively, was distributed in February 2006 and February 2005, respectively. The revision in classification to restricted cash of $30.9 million previously reflected in cash and cash equivalents at December 31, 2004, and the corresponding adjustment to the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2004 to include changes in restricted cash in investing activities, does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Income for any period.

Restricted cash of $0.9 million as of December 31, 2005 relates to cash in an account which has been pledged to secure the Film Facility and is not available for the Company’s general corporate purposes (see Note 4).

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2. Summary of Significant Accounting Policies (continued)

Revision in the Classification of Auction Rate Securities

During the first quarter of fiscal 2005, the Company revised its presentation of its auction rate municipal bonds of $154.7 million to short-term investments. Previously, such investments had been classified as cash equivalents. Accordingly, the Company has revised the classification to report these securities as short-term investments in a separate line item on its Consolidated Balance Sheet as of December 31, 2004. The Company has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the year ended December 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Income for any period.

As previously reported at December 31, 2004, $154.7 million of these auction rate municipal bonds were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. For the year ended December 31, 2004, net cash used in investing activities related to these current investments of $154.7 million was previously included in cash and cash equivalents in the Company’s Consolidated Statements of Cash Flows. The Company did not hold this type of investment during the year ended December 31, 2003.

Short-Term Investments

At December 31, 2005 and 2004, the Company held $15.1 million and $154.7 million, respectively, of short-term investments, which consist of auction rate municipal bonds classified as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset within 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to readily liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income.

Joint Venture

The Company has entered into the Joint Venture to pursue licensing opportunities relating to characters based upon movies or television shows produced by Sony Pictures featuring Spider-Man.

In May 2004, Sony Pictures and Marvel settled various disputed matters and, among other matters, altered the distribution of net receipts of the Joint Venture effective April 1, 2004. such that the Company receives more than 50% of the cash generated from the Joint Venture. Consequently, effective April 1, 2004, the operations of the Joint Venture have been included in the Company's consolidated financial statements, including revenues of $24.7 million for the year ended December 31, 2005 and $67.5 million for the period from April 1, 2004 through December 31, 2004. The Joint Venture distributes to the Company and to Sony Pictures all cash received, proportionate to each party’s interest, on a quarterly basis. At December 31, 2005, advances to joint venture partner of $3.5 million in the accompanying Consolidated Balance Sheet reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon. These advances are classified as long-term consistent with deferred revenue related to such advances also being classified as long-term, based on when the underlying deferred revenue is scheduled to be recognized. At December 31, 2004, minority interest to be distributed of $8.4 million in the accompanying Consolidated Balance Sheet is included as a current liability as it represents amounts to be distributed in the subsequent quarterly period. Prior to April 1, 2004, the Company accounted for its interest in the Joint Venture under the equity method. For the year ended December 31, 2005 and the period from April 1, 2004 to December 31 ,2004, minority interest of $5.4 million and $17.4 million, respectively, was recorded to reflect Sony Pictures’ interest in the operations of the Joint Venture.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (see Note 3).

Molds and Tools

Molds and tools are stated at cost less accumulated amortization. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. For financial reporting purposes, amortization is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of molds and tools based on the sales of the related products. If the facts and circumstances suggest a change in useful life of molds and tools related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life. Accumulated amortization expense related to molds and tools was $12.2 million and $9.9 million at December 31, 2005 and 2004, respectively.

Product and Package Design Costs

Product and package design costs are stated at cost less accumulated amortization. The Company capitalizes costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. For financial reporting purposes, amortization of product and package design is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, the Company reviews the useful lives and carrying value of product and package design costs based on the sales of the related products. If the facts and circumstances suggest a change in useful life of product and package design costs related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life. Accumulated amortization expense related to product and package design costs was $2.7 million and $4.4 million at December 31, 2005 and 2004, respectively.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization is computed using the straight-line method generally over a three to five-year life for furniture and fixtures and office equipment, and over the shorter of the life of the underlying lease or estimated useful life for leasehold improvements. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally 3 years. For software developed for internal use, all external direct costs for materials and services are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Total internal use software costs were $1.5 million and $0.5 million at December 31, 2005 and 2004, respectively. Depreciation expense related to internal use software was $0.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill

The Company's goodwill is deemed to have an indefinite life and is no longer amortized under Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), but is subject to annual impairment tests. If facts or circumstances suggest that the Company's goodwill is impaired, the Company assesses the fair value of the goodwill and reduces it to an amount that results in book value approximating fair value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Deferred Financing Costs

Deferred financing costs as of December 31, 2005, relate to the Company’s Film Facility and are being amortized over the minimum expected term of the facility, which approximates 4.5 years. Deferred financing costs associated with the Senior Notes and the Company’s previous credit facility (see Note 4) were amortized over the term of the related agreements using the effective interest method. Such costs were fully amortized in 2004.

Treasury Shares

As of December 31, 2005, 6.9 million of the Company’s shares held in treasury are pledged as collateral under the HSBC Credit Facility, as defined in Note 4 below. The Company accounts for the treasury shares using the cost method.

During the year ended December 31, 2005, the Company repurchased 16.2 million shares of its common stock at a cost of $304.5 million (including $7.4 million for repurchases settled in January 2006) under two stock repurchase programs. During 2004, the Company repurchased 4.3 million shares of its common stock at a cost of $58.0 million. (See Note 15).

Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” which established standards for reporting and display of comprehensive income or loss and its components. Comprehensive income or loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for the unrecognized loss related to the minimum pension liability of a former subsidiary and cumulative foreign currency translation adjustments associated with the Company’s foreign subsidiaries. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive loss in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Research and Development

Research and development costs, primarily design costs, are charged to operations as incurred. For the years ended December 31, 2005, 2004 and 2003, research and development expenses were $1.8 million, $1.8 million and $1.5 million, respectively.

Revenue Recognition

Revenues for toy sales and the direct sale of published materials are recorded upon shipment of merchandise and a provision for future returns and other sales allowances is established based upon historical experience and management estimates. These estimates are revised as necessary to reflect actual experience and market conditions.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Comic book subscription revenues generally are collected in advance for a one year subscription and are recognized as income on a pro rata basis over the subscription period.

Revenue from licensing of characters owned by the Company is recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”). Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the characters are freely and immediately exploitable by the licensee and the Company has satisfied its obligations under the agreement, when the amount of revenue is fixed or determinable and when collection of unpaid revenue amounts is reasonably assured. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value. Revenues related to the licensing of animated television series are recorded in accordance with AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films.” Under this Statement of Position, revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.

For licenses that contain non-refundable minimum royalty payment obligations to the Company, the Company recognizes such non-refundable minimum payments as revenue at the inception of the license, prior to the collection of all amounts ultimately due, provided all the criteria for revenue recognition under SAB 104 have been met. If cumulative earned royalties exceed the required minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as “overages”.

In licenses in which the Company has significant continuing involvement or performance based obligations, the minimum royalty payments are recognized as and when such obligations are fulfilled. Licensing fees collected in advance of obligations being fulfilled are recorded as deferred revenue.

Advertising Costs

Advertising production costs are expensed when the advertisement is first run. For the years ended December 31, 2005, 2004, and 2003, advertising expenses were $13.0 million, $11.4 million and $5.3 million, respectively.

Licensed-in Toy Royalties

The Company enters into licensing agreements, which contain minimum royalty payment obligations, for the right to use third-party intellectual property in its Toy segment operations. Prepaid minimum royalty obligations are expensed based on sales of related products. The realizability of prepaid minimum royalties is evaluated by the Company based on the projected sales of the related products. The Company records impairment losses on prepaid minimum royalties when events and circumstances indicate that the sales will not be sufficient to recover the prepaid minimum royalty.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2. Summary of Significant Accounting Policies (continued)

Studio Share of Royalties

The Company shares revenues with movie studio licensees for Marvel characters portrayed in theatrical releases. Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by the Company, and in some instances with some adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under multi-character licensing agreements, the Company makes an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios. In 2005, 2004 and 2003, the Company provided for $54.5 million, $36.7 million and $39.0 million, respectively, for the share of royalties due to movie studios.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse. Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted. Income tax expense excludes taxes related to the minority share of the Joint Venture as the Company is not responsible for these income tax liabilities. (See Note 9).

The Company maintains a liability for contingencies associated with known issues under discussion with tax authorities and transactions yet to be settled based upon its best estimate of the potential outcome. Liabilities for known tax contingencies are recorded when, in the judgment of management, it is probable that a liability has been incurred. Such liabilities are reviewed and adjusted accordingly in light of changing facts and circumstances, which may result in favorable or unfavorable adjustments to our estimated tax liabilities in the future based on statute or resolution through the normal tax audit process.

The Company considers future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance. If actual results differ from estimates or if the Company adjusts these assumptions in the future, the Company may need to adjust its deferred tax assets or liabilities, which could impact the Company's effective tax rate.

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

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation

In accordance with the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company has elected to continue to account for its stock options under Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''APB 25'') and related interpretations, rather than the fair value method of accounting for stock options under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. However, during 2005 and 2004, stock-based compensation under APB 25 was recognized for the vesting of restricted stock. Compensation related to restricted stock is recognized on a pro rata basis over the period in which the restrictions lapse. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Net income, as reported	$102,819	$124,877	$151,648
Less: Preferred stock dividends	–	–	(1,163)
Net income attributable to common stock	102,819	124,877	150,485
Add: Stock-based compensation expense included in reported net income, net of taxes	3,059	2,507	272
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(8,831)	(12,807)	(6,933)
Pro forma net income for basic earnings per share	97,047	114,577	143,824
Add: Preferred stock dividends	–	–	1,163
Pro forma net income for diluted earnings per share	$97,047	$114,577	$144,987
Basic earnings per share:
As reported	$1.03	$1.17	$1.50
Pro-forma	0.97	1.07	1.43
Diluted earnings per share:
As reported	0.97	1.10	1.34
Pro forma	0.92	1.01	1.27

The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made. The weighted average assumptions for the 2003 grants are: risk free interest rates ranging from 2.32% to 3.43%; no dividend yield; expected volatility ranging from 0.59 to 0.78; and expected life of 5 years. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from 0.48 to 0.58; and expected life of 5 years. There were no grants made in 2005. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

We expect a lower charge to 2006 earnings from the adoption of SFAS 123(R) than the average of the 2005, 2004 and 2003 pro forma charges noted above.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2.	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The estimated fair value of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, current portion of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The carrying value of the Company’s auction rate municipal bonds approximates their fair value due to their variable interest rates, which typically reset within 35 days. The non-current portion of accounts receivable have been discounted to their net present value, which approximates fair value. The carrying value of the Company’s Film Facility debt approximates its fair value because the interest rates applicable to such debt are based on floating rates identified by reference to market rates. The fair value of the interest rate cap agreement ($3.5 million at December 31, 2005) is the estimated amount that the Company would receive to terminate the agreement as of the balance sheet date.

Concentration of Risk

Substantially all of the Company's toy products are manufactured in China, which subjects the Company to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. The Company's ability to obtain products from its Chinese manufacturers is dependent upon the United States' trade relationship with China.

The Company generally requires toy customers who are shipped products directly from East Asia to secure their orders with an irrevocable letter of credit or advance funds. The Company’s publishing and licensing activities generally do not require collateral or other security with regard to balances due from customers. The Company extends credit to its customers in the normal course of business and performs periodic credit evaluations of its customers, maintaining allowances for potential credit losses. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowance amount is adequate.

The Company distributes its comic books to the direct market through a major comic book distributor. Termination of this distribution agreement could significantly disrupt publishing operations.

Income Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, basic income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the periods. The computation of diluted income per share is similar to the computation of basic income per share, except the number of shares is increased assuming the vesting of restricted stock, the exercise of dilutive stock options and warrants, using the treasury stock method, and the conversion of previously outstanding 8% Preferred Stock (in 2003) using the if-converted method, unless the effect is anti-dilutive. For the years ended December 31, 2005, 2004 and 2003, 1,391,987, 1,353,969 and 126,984 of stock options, respectively, with exercise prices greater than the average fair market price for a period, were anti-dilutive and not included in the diluted earnings per share calculations because of their anti-dilutive effect. In addition, a warrant, issued in 2005, to purchase 260,417 of the Company’s common stock with an exercise price greater than the average fair market price for a period, was anti-dilutive and not included in the diluted earnings per share calculations because of its anti-dilutive effect.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will soon no longer be an alternative. The Company adopted SFAS 123(R) on January 1, 2006, the date required for adoption, using the modified-prospective method as proscribed in SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in approximately a $6 million charge to operations in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the fair value of the Company’s common stock at such dates), the amount of operating cash flows recognized in prior annual periods for such excess tax deductions was $7.4 million, $3.6 million and $14.2 million in 2005, 2004 and 2003, respectively.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

3.	Details of Certain Balance Sheet Accounts
	December 31,
	2005	2004
	(in thousands)
Accounts receivable, net, consists of the following:
Toys:
Accounts receivable	$9,822	$7,931
Less allowances for:
Doubtful accounts	(328)	(328)
Sales discounts	(2,866)	(4,685)
Total toys	6,628	2,918
Publishing:
Accounts receivable	22,855	19,489
Less allowances for:
Doubtful accounts	(175)	(105)
Allowance for returns	(9,350)	(6,482)
Total publishing	13,330	12,902
Licensing:
Accounts receivable	42,640	62,174
Less allowances for doubtful accounts	(3,490)	(4,418)
Total licensing	39,150	57,756
Total	$59,108	$73,576
Inventories, net, consists of the following:
Toys:
Finished goods	$1,098	$1,259
Component parts, raw materials and work-in-process	50	—
Total toys	1,148	1,259
Publishing:
Finished goods	3,741	1,775
Editorial and raw materials	4,288	3,553
Total publishing	8,029	5,328
Total	$9,177	$6,587
Accounts receivable - licensing, non – current portion are due as follows:
2006	$–	$26,073
2007	14,194	9,910
2008	6,547	3,300
2009 and thereafter	1,146	400
Discounting	(1,597)	(1,965)
Total	$20,290	$37,718

Accrued royalties consists of the following:
Merchandise royalty obligations	$5,901	$1,299
Freelance talent	2,016	1,382
Studio share of royalties	57,974	55,198
Total	$65,891	$57,879
Accrued expenses and other current liabilities consist of the following:
Accrued advertising costs	$2,994	$2,444
Inventory purchases	3,476	3,032
Bonuses	6,302	5,545
Fleer pension obligation	2,257	6,538
Litigation accruals	8,090	8,989
Licensing common marketing fund	3,371	3,044
TBW Termination Fee	12,501	–
Interest	1,853	–
Treasury share purchases	7,407	–
Other accrued expenses	9,109	14,370
Total	$57,360	$43,962

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

4.	Debt Financing

Film Slate Facility Obligation

On September 1, 2005, the Company, through its wholly-owned consolidated subsidiary, MVL Film Finance LLC, closed a $525 million financing that will enable it to produce its own slate of feature films (the “Film Facility”). The borrowings under the Film Facility are non-recourse to the Company and its affiliates, other than MVL Film Finance LLC. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the Film Facility, as collateral for the borrowings. The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the Film Facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. An insurance company has insured repayment of the senior debt. The rate for the senior bank debt, including the insurance company’s fees, is LIBOR (4.53% at December 31, 2005) or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt will be drawn first and will remain outstanding for the life of the senior bank facility. The Company must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility.

The Company entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for debt outstanding under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. The notional amount of the interest rate cap agreement at December 31, 2005 was $26 million. The interest rate cap is recorded at fair value ($3.5 million) and included in other assets in the accompanying balance sheet at December 31, 2005. The interest rate cap expires on October 15, 2014.

As of December 31, 2005, MVL Film Finance LLC had $25.8 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used to finance transaction costs related to the closing of the facility ($21.3 million) and the purchase of the interest rate cap discussed above ($3.2 million), and interest thereon. The transaction costs are being amortized over the minimum expected term of the facility, which approximates 4.5 years.

In connection with the closing of the Film Facility, the Company issued a warrant to purchase 260,417 shares of the Company’s common stock at an exercise price of $21.11 per share to a consultant for a finders fee and payment for services rendered in connection with structuring the Film Facility. The fair value of this warrant (estimated using a Black-Scholes pricing model with the following assumptions: a risk free interest rate of 4.02%; no dividend yield; expected volatility of 0.391; and an expected life of two years) of $1.1 million was included in the transaction costs discussed above. This warrant may be exercised at any time through August 2007.

Credit Facility

Throughout 2004 and through late 2005, the Company maintained a credit facility with HSBC Bank USA, National Association (“HSBC”) that provided for a $15 million revolving line of credit and up to $15 million in letters of credit. At the Company’s election, effective as of the closing of the Film Facility, the Company and HSBC terminated this credit facility.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

4.	Debt Financing (continued)

On November 9, 2005, the Company entered into an agreement for a new credit facility with HSBC (the “HSBC Credit Facility”) to provide for a $150 million revolving credit line (this amount decreases to $100 million on August 15, 2006) with a sublimit for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by the Company for working capital and other general corporate purposes and for repurchases of the Company’s common stock. The HSBC Credit Facility, which expires on October 31, 2007, contains customary event-of-default provisions and covenants regarding the Company’s net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien in (a) the Company’s accounts receivable, (b) the Company’s rights under its toy license with Hasbro and (c) all stock of the Company repurchased by the Company after November 9, 2005. Borrowings under the facility bear interest at HSBC’s prime rate or, at the Company’s choice, at LIBOR-plus-1.25% per annum. As of December 31, 2005, there were no borrowings under the HSBC revolver and $0.3 million of letters of credit were outstanding.

Senior Notes

On February 25, 1999, the Company completed a $250.0 million offering of senior notes (the “Senior Notes”). The Senior Notes were due on June 15, 2009 and bore interest at 12% per annum payable semi-annually on June 15th and December 15th. The Company redeemed all of these notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium stipulated by the terms of the redemption, which were included in 2004 interest expense.

5.	8% Cumulative Convertible Exchangeable Preferred Stock and Stockholders' Equity

Under the terms of the Company’s previously outstanding 8% Preferred Stock, the Company was able to force the conversion of all outstanding shares of 8% Preferred Stock following the completion of 10 consecutive trading days on which the closing price of the Company’s common stock exceeded $7.70 per share; March 18, 2003 marked the 10th consecutive trading day on which the Company’s common stock’s closing price met this criterion.

On March 30, 2003, the Company converted all remaining outstanding shares of its 8% Preferred Stock (3.3 million shares) at the stated conversion rate of 1.559 shares of the Company’s common stock per each share of 8% Preferred Stock. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 under Section 3(a)(9) of that act. The Company issued 5.3 million shares of common stock in the conversion.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

6.	Stock Compensation Plan

On April 28, 2005, the Company’s stockholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). As of that date, new awards cannot be made under the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) (together with the 2005 Plan, the “Plans”), but all outstanding awards under the 1998 Plan continued in accordance with their terms. The 2005 Plan authorizes a range of awards including stock options, stock appreciation rights, restricted stock, deferred stock, other awards based on common stock (including “phantom” stock), dividend equivalents, performance shares or other stock-based performance awards, and shares issuable in lieu of rights to cash compensation. Eligible recipients of awards under the 2005 Plan include officers, employees, consultants and directors of the Company. Under the 2005 Plan, 4.0 million shares plus the approximately 2.6 million shares unused (out of 24 million authorized) under the 1998 Plan at the time of the 2005 Plan’s inception, along with shares subject to awards under the 1998 Plan that are not delivered to the award’s recipient (e.g., because the recipient’s employment with the Company ends before the award vests), may be the subject of awards. Under the 2005 Plan, no more than 2.0 million shares plus any unused portion of the preceding year’s limit may be the subject of awards to any one person during a calendar year as “performance-based” compensation intended to qualify under Section 162(m) of the Internal Revenue Code. During any five-year period, no more than 250,000 shares may be the subject of awards under the 2005 Plan to any one non-employee director. Options granted under the 2005 Plan may not be “repriced” (as defined in the rules of the New York Stock Exchange) without stockholder approval.

Information with respect to options issued under the Plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2003	16,482,753	$3.33
Canceled	(104,216)	$6.36
Exercised	(4,068,561)	$3.00
Granted	2,315,438	$13.69
Outstanding at December 31, 2003	14,625,414	$5.04
Canceled	(281,466)	$12.43
Exercised	(527,202)	$3.99
Granted	1,333,500	$23.29
Outstanding at December 31, 2004	15,150,246	$6.55
Canceled	(31,336)	$18.09
Exercised	(1,133,154)	$4.88
Outstanding at December 31, 2005	13,985,756	$6.66

Stock options outstanding at December 31, 2005 are summarized as follows:

		Weighted Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	Options at	Contractual	Exercise	At	Exercise
Exercise Prices	December 31, 2005	Life – (Years)	Price	December 31, 2005	Price

$1.59 - $3.25	6,239,976	2.08	$2.38	6,239,976	$2.38
$3.29 - $6.61	4,515,841	4.51	$4.75	4,508,341	$4.75
$6.69 - $11.63	952,499	7.23	$8.94	606,493	$8.89
$15.42 - $21.50	1,777,440	4.55	$18.71	1,129,769	$18.91
$25.00 - $35.00	500,000	3.34	$30.00	500,000	$30.00

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

6.	Stock Compensation Plans (continued)

At December 31, 2005, 2004 and 2003, there were 12,984,579, 12,624,295 and 11,280,056 exercisable options with a weighted average exercise price of $5.91, $5.40 and $3.82, respectively.

Options granted under the 1998 Plan vest generally in three equal annual installments beginning twelve months after the date of grant. No options have been granted under the 2005 Plan. At December 31, 2005, the weighted average remaining contractual life of the options outstanding is 3.58 years.

On November 30, 2001, the Company entered into a six-year employment agreement with Mr. Perlmutter, the Company’s Chief Executive Officer and largest shareholder. The agreement provides, among other things, for Mr. Perlmutter’s serving without a salary and for six-year options to purchase 5,925,000 common shares at a price of $2.41 per share. The options may be exercised at any time. Shares obtained upon the exercise of options are restricted shares until they fully vest. The vesting period for the shares is one-third on the fourth, fifth and sixth anniversary of the agreement. At December 31, 2005, all 5,925,000 options remained unexercised.

Information with respect to restricted stock issued under the Plans is as follows:

Shares

Granted during 2003	304,628
Forfeited during 2003	-
Outstanding at December 31, 2003	304,628
Granted during 2004	214,800
Forfeited during 2004	(5,289)
Outstanding at December 31, 2004	514,139
Granted during 2005	335,743
Vested during 2005	(300,638)
Forfeited during 2005	(47,337)
Outstanding at December 31, 2005	501,907

Restricted stock granted by the Company generally vests between the second and the third anniversary date of the grant. The aggregate market value of the restricted stock at the dates of issuance of $6.7 million, $4.0 million and $5.3 million in 2005, 2004 and 2003, respectively, has been recorded, initially, as deferred compensation, a separate component of stockholders’ equity, and is being amortized over the vesting period (the period over which restrictions lapse).

Among the 2003 grants of restricted stock was a grant of 150,000 shares to the Company’s Chairman. That grant vests over a five-year period, with 50% of the stock vesting in March 2005 and an additional 25% scheduled to vest in March 2006.

As of December 31, 2005, the Company had reserved a total of 20.0 million shares of its common stock for issuance under the Plans, including 6.6 million shares that are available for future grants under the 2005 Plan.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

7.	Sales to Major Customers and International Operations

Credit is extended based on an evaluation of the customer's financial condition and generally, collateral is not required. Credit losses are provided for in the financial statements and have been consistently within management's expectations.

During the year ended December 31, 2005, one customer, in the Licensing segment, accounted for 16% of the Company’s consolidated net sales. During the year ended December 31, 2004, one customer in the Toy segment, accounted for 13% of the Company’s consolidated net sales. In addition, the Company distributes its comic books to the direct market through a major comic book distributor. Net sales made through this distributor accounted for 19%, 12% and 15% of the Company’s consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Royalty and service fee income from TBW, recorded in the Toy segment, accounted for 13% and 19% of consolidated nets sales for the years ended December 31, 2005 and 2003, respectively.

During 2005 and 2003, one customer accounted for 28% and 20%, respectively, of the Licensing segment’s net sales. In addition, during 2004, two customers (other than TBW) accounted for 32% and 10%, respectively, of the Toy segment’s net sales. During 2003, one customer accounted for 15% of the Toy segment’s sales.

The Company's wholly-owned Hong Kong subsidiary supervises, with agency support and other duties from TBW, the manufacturing of the Company's products in China and sells such products internationally. All sales by the Company's Hong Kong subsidiary are made F.O.B. Hong Kong against letters of credit and other cash instruments. During the years ended December 31, 2005, 2004, and 2003 international sales were approximately 34%, 35%, and 24%, respectively, of total net toy sales. During the years ended December 31, 2005, 2004, and 2003 the Hong Kong operations reported operating income (loss) of approximately $(222,000), $6.3 million and $2.5 million and income before income taxes of approximately $212,000, $6.4 million and $2.5 million, respectively. At December 31, 2005 and 2004, the Company had assets in Hong Kong of approximately $1.3 million and $5.5 million, respectively, excluding amounts due from the Company. The Hong Kong subsidiary’s retained earnings were $52.9 million and $52.4 million at December 31, 2005 and 2004, respectively. Repatriation of such earnings to the United States would bear nominal income taxes, if any.

8.	Toy Licenses

The year 2005 was also the final year of the Company’s 2001 toy license with TBW, under which the Company licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. The license also permitted TBW to use the “Toy Biz” name. Under a separate agency agreement, Marvel also provided product development, marketing and sales services for TBW in exchange for a service fee. The Company received royalties and service fees from TBW based on TBW’s sales of Marvel-designed toys produced and sold by TBW. On December 23, 2005, the Company terminated both the license and agency agreements with TBW effective January 1, 2006 (one year ahead of their scheduled expiration date). In connection with this early termination, the Company incurred a termination fee in 2005 of $12.5 million, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Net Income. All royalties received by the Company from the sales of toys licensed to other parties during 2005 and prior were recorded as royalties in the Company’s Licensing segment, as the Company did no product development, marketing, sales or other services for these licensees. The Company and TBW were also parties to agreements which required the Company to provide TBW with certain administrative and management support for which TBW reimburses the Company. Those agreements were also terminated along with the TBW license agreement.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

8.	Toy Licenses (continued)

During the years ended December 31, 2005, 2004 and 2003, the Company earned royalties from TBW of $25.3 million, $9.3 million, and $29.6 million, respectively, from TBW’s sale of Marvel related toy products licensed to TBW. Additionally, the Company earned service fee income from TBW of $26.5 million, $5.9 million and $35.2 million in 2005, 2004 and 2003, respectively, in exchange for design, marketing and sales services performed by the Company. For the year ended December 31, 2005, 2004 and 2003, the Company was reimbursed $8.3 million, $8.2 million and $8.2 million, respectively, for administrative and management support. Such amounts have been recorded as a reduction to selling, general and administrative expenses in our Toy segment. Additionally, TBW provided certain administrative oversight functions on behalf of the Company and received commissions of $0.1 million, $0.2 million and $0.6 million in 2005, 2004 and 2003, respectively. On December 23, 2005, the Company terminated its license agreement with TBW effective January 1, 2006 (one year ahead of the license’s scheduled expiration date). In connection with this early termination, the Company incurred a termination fee in 2005 of $12.5 million, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Net Income. Pursuant to the terms of the termination of TBW’s license agreement, the Company purchased TBW’s existing domestic inventory of finished goods as of January 1, 2006 for $6.3 million.

The Company also produces and sells toys based on licensed-in characters such as Curious George and characters from Code Lyoko. Minimum royalties associated with these licenses are not significant. These operations are not affected by the license and other arrangements with TBW.

During 2001, the Company entered into a license agreement to manufacture and distribute a line of toys based on the Lord of the Rings’ characters. This agreement required minimum royalty payments to New Line Cinema over the three-year term of $15.0 million, all of which had been paid as of December 31, 2003. Through December 31, 2004 and 2003, the Company has cumulatively recognized $15.0 million and $14.4 million, respectively, classified as selling, general and administrative expenses, associated with this license agreement. This agreement expires on March 31, 2006, and will not be renewed.

The Company has entered into a significant new toy license agreement with Hasbro. (See Note 15).

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

9.	Income Taxes

The provision (benefit) for income taxes is summarized as follows:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$61,226	$51,514	$4,121
State and local	13,600	2,397	1,886
Foreign	1,567	3,117	1,095
	76,393	57,028	7,102
Deferred:
Federal	(11,823)	12,097	5,711
State and local	(1,538)	(4,494)	(14,089)
Foreign	(212)	–	–
	(13,573)	7,603	(8,378)

Income tax expense (benefit)	$62,820	$64,631	$(1,276)

During the fourth quarter of 2005, the Company identified errors of $3.3 million in its 2004 consolidated income tax expense related to an accounting entry made in connection with book and tax basis differences related to the Joint Venture as of April 1, 2004 and the tax impact of the Company’s share of Joint Venture earnings for the period April 1, 2004 through December 31, 2004. The Company corrected these errors in the 2005 year-end close process, which had the effect of reducing 2005 current federal provision expense by $3.3 million.

The differences between the statutory federal income tax rate and the effective tax rate are attributable to the following:

	Years ended December 31,
	2005	2004	2003
Federal income tax provision computed at the statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	5.9%	1.9%	1.0%
Joint venture minority interest	(3.5)%	(2.9)%	–
Valuation allowance	1.0%	(3.0)%	(38.2)%
Foreign taxes	(0.7)%	(0.5)%	0.4%
Other	(1.0)%	0.7%	1.0%
Total provision for income taxes	36.7%	31.2%	(0.8)%

During 2005, reserves were increased for potential state and local exposures for ongoing tax examinations and tax uncertainties related to recent interpretations of tax law. The ultimate outcome of these and other uncertainties may include favorable or unfavorable adjustments to our estimated tax liabilities in the future.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company's tax rate is reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction to the Company's effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower. For 2005, the reduction in the Company's tax rate related to the minority interest share of Joint Venture income also includes the benefit of the correction of 2004 tax expense related to the Joint Venture as discussed above.

The Company completely utilized its federal net operating loss carryforwards in 2004. The Company retains various state and local net operating loss carryforwards of $322 million, which will expire in various jurisdictions in the years 2006 through 2023. As of December 31, 2005, there is a valuation allowance of $2.6 million against certain capital loss, state and local loss, and foreign net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $1.7 million. The net change in the valuation allowance during the year ended December 31, 2004, related to deferred tax assets for state and local net operating losses, was a decrease of $6.2 million based upon the Company's positive operating results and forecasts.

The Company's tax returns are under examination by both the City and State of New York. These taxing jurisdictions are preliminarily asserting that the Company's licensing income should be subject to tax by New York. The Company is contesting this assertion with both sets of tax agents. Management believes that the Company's licensing operations are justifiably excluded from New York taxation.

The Internal Revenue Service (the "IRS") has concluded its audits of the Company's consolidated federal income tax return for tax years 1995 through 1998. Tax years 2002 through 2005 remain open to audit by the IRS. State and local audits remain open for the years 2000 through 2005. The Company believes that accruals recorded for tax liabilities, which relate primarily to state tax issues, are adequate for all open years, based on the Company's assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

9.	Income Taxes (continued)
	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Accounts receivable	$176	$150
Inventory	535	1,010
Depreciation/ amortization	785	1,025
Sales reserves	2,440	1,541
Employment reserves	2,502	2,386
Minimum pension liability	2,067	1,558
Other reserves	4,090	11,234
Net operating loss carryforwards	32,844	28,938
Tax credit carryforwards	1,649	-
Licensing, net	13,036	-
Other	247	493
Total gross deferred tax assets	60,371	48,335
Less valuation allowance	(2,610)	(887)
Net deferred tax assets	57,761	47,448
Deferred tax liabilities:
Unremitted foreign earnings	1,730	386
Unrealized foreign exchange	18	-
Licensing, net	-	6,498
Total gross deferred tax liabilities	1,748	6,884
Net deferred tax asset	$56,013	$40,564

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

10.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2005 and 2004 is as follows:

	2005				2004

Quarter Ended	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	*			**				***
	(in thousands, except per share data)

Net sales	$104,144	$88,140	$81,128	$117,095	$122,326	$155,467	$135,183	$100,492
Net income	27,721	25,787	23,392	25,919	31,270	29,131	34,352	30,124
Basic net income per common share before extraordinary gain and cumulative effect of change in accounting principle	$0.27	$0.25	$0.24	$0.27	$0.29	$0.27	$0.32	$0.29
Dilutive net income per common share before extraordinary gain and cumulative effect of change in accounting principle	$0.25	$0.24	$0.23	$0.26	$0.27	$0.25	$0.30	$0.27

*Quarterly financial data for the quarter ended March 31, 2005 include a charge to operations of $10 million associated with the settlement of litigation with Stan Lee.

**Quarterly financial data for the quarter ended December 31, 2005 include a charge to operations of $12.5 million for the early termination of the TBW license. (See Note 8). In addition, the quarter ended December 31, 2005 includes an out-of-period adjustment to reduce current income tax expense by $3.3 million associated with tax accounting for the Joint Venture (see Notes 2 and 9), additional reserves of $10.2 million for a change in estimate of potential exposure based on recent interpretations of tax law, and a credit to operations of $36.5 million, net of a studio share of royalty provision, from the extension of an interactive game license.

***Quarterly financial data for the quarter ended December 31, 2004 include a charge to operations of $4.0 million for the early termination of a lease and a tax benefit of $6.2 million associated with the release of the valuation allowance for deferred tax assets.

The income per common share computation for each quarter and year are separate calculations. Accordingly, the sum of the quarterly income per common share amounts may not equal the loss per common share for the year.

11.	Related Party Transactions

In December 2005, Mr. Perlmutter sold Tangible Media, Inc. (“Tangible Media”) a corporation described immediately below. Tangible Media was wholly owned by Mr. Perlmutter and, therefore, an affiliate of the Company prior to that sale.

Tangible Media acts as the Company’s media consultant in placing certain of the Company’s advertising and receives certain fees and commissions based on the cost of the placement of such advertising. Tangible Media received payments of fees and commissions from the Company totaling approximately $487,000, $330,000 and $157,000 in 2005, 2004 and 2003, respectively.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

11.	Related Party Transactions (continued)

The Company and Tangible Media share certain space at the Company’s principal executive offices and related overhead expenses and Tangible Media has agreed to reimburse the Company for the associated costs. Tangible Media paid approximately $106,000, $93,000 and $96,000 to the Company in 2005, 2004 and 2003, respectively as reimbursement in accordance with that agreement.

Avi Arad & Associates, an entity owned by Avi Arad (who is an officer, member of the Board of Directors, and major stockholder of the Company), was entitled until December 31, 2004 to royalty payments for toys Mr. Arad invented or designed. On May 17, 2005, the Company amended and restated its employment agreement with Mr. Arad and the Company amended its master license agreement with Avi Arad & Associates. Pursuant to the amendment of the master license agreement, the Company’s obligation to make royalty payments to Mr. Arad or his affiliates ceased as of January 1, 2005 for the duration of Mr. Arad’s employment agreement. During the years ended December 31, 2004 and 2003, the Company incurred expense of approximately $850,000 and $867,000, respectively, with respect to royalty payments owed to Avi Arad & Associates for toys invented or designed by Mr. Arad. In addition, an entity wholly owned by Mr. Arad provided production services in connection with the Company’s animated television series in 2004 and 2003. During the years ended December 31, 2004 and 2003, the Company incurred expense with respect to production fees owed to this affiliate of approximately $280,000 and $628,000, respectively. The Company did not incur expense in connection with these arrangements in 2005. At December 31, 2004, the Company had an obligation to Mr. Arad of approximately $213,000 for unpaid royalties.

The Company paid producer fees in regard to certain television series to a Company wholly owned by a former officer and employee of approximately $141,000 during the year ended December 31, 2003. This arrangement terminated in October, 2003 and there are no further obligations.

12.	Commitments and Contingencies

The Company has commitments under various operating leases, primarily for office space, certain of which extend through September 29, 2011.

During December 2004, the Company entered into a lease amendment to effect the early termination of the lease for its former corporate office space, which generated a fourth quarter charge to operations of $4.0 million in 2004. This charge was included in selling, general and administrative expenses in the accompanying 2004 Consolidated Statement of Net Income.

Rent expense related to non-cancelable operating leases amounted to $3.3 million, $7.3 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum rental payments under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Year ending December 31:
2006	$1,725
2007	2,120
2008	2,405
2009	2,416
2010	2,121
Thereafter	1,232
Total	$12,019

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

12.	Commitments and Contingencies (continued)

The Company is a party to a lease agreement for a public warehouse in Fife, Washington. The lease payments associated with this warehouse, which are estimated to average between $120,000 and $150,000 per year, are based on cubic feet used by the Company, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location.

Legal Matters

The Company was a party to the legal action described below during the fourth quarter of 2005. In addition, the Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes that its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

Tribune Entertainment Company v. Marvel Enterprises, Inc. In 2003, Tribune Entertainment Company (“Tribune”) filed a complaint against the Company in New York State Supreme Court, New York County. The complaint alleged three causes of action: fraud, negligent misrepresentation, and breach of warranty, all in connection with the license from the Company under which Tribune produced the Mutant X television series. In November 2005, this matter was settled.

13.	Benefits Plans

The Company has a 401(k) Plan covering substantially all of its employees. The Company may make discretionary contributions to this plan. However, no such contributions were made during the years ended December 31, 2005, 2004 and 2003.

In addition, in connection with the 1999 sale of the assets of its Fleer and Skybox International subsidiaries, the Company retained certain liabilities related to a defined benefit pension plan for certain of those subsidiaries’ employees. In prior years, this plan was amended to freeze the accumulation of benefits and to prohibit new participants. Based on the Company’s assumptions, the accumulated benefit obligation amounts to $21.7 million ($20.4 million as of December 31, 2004) of which $7.3 million ($6.2 million as of December 31, 2004) is unfunded at December 31, 2005. This amount is recorded as a component of accumulated other comprehensive loss and is being amortized over the estimated remaining lives of inactive participants in the plan, since the plan has mostly inactive participants. Plan administrative expenses for the years ended December 31, 2005, 2004 and 2003 were not significant. Pension costs are funded based on the recommendations of independent actuaries, and amounted to $1.1 million and $0.4 million during 2005 and 2004, respectively. We expect contributions for our pension plan in 2006 to be approximately $1.0 million. Expected benefit payments are based on the same assumptions used to measure the year-end benefit obligations.

We target approximately 80% to 90% of our pension plan assets to be invested in a stable return fund, based on the risk tolerance characteristic of the plan, which may be adjusted in the future to achieve our overall investment objective. The balance of the fund is invested in various common stocks, including, from time to time, shares of the Company. The fund provides for the payment of benefits at any time. We develop our expected long-term rate of return assumption based on the historical experience of our portfolio and the review of projected returns by asset class, predominantly fixed-income indices.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

13.	Benefit Plans (continued)

The following tables show disclosure amounts for the 2005 financial statements as required under SFAS No. 87 as amended by SFAS No. 132. These figures are based on the population data and actuarial assumptions as of January 1, 2004 and January 1, 2005 and on a September 30 measurement date.

	2005	2004

Accumulated Benefit Obligation, End of Year	$21,710,586	$20,353,200

Change in Projected Benefit Obligation
Projected Benefit Obligation, October 1	$20,353,200	$19,361,711
Service cost	–	–
Interest cost	1,139,052	1,172,399
Plan amendments	–	–
Assumption changes	1,422,526	1,056,513
Actuarial (gain)/loss	84,961	25,234
Benefits paid	(1,289,153)	(1,262,657)
Projected benefit obligation, September 30	$21,710,586	$20,353,200

Change in plan assets
Plan assets at fair value, October 1	$14,124,031	$14,416,890
Actual return on plan assets	631,344	652,682
Company contributions	947,613	317,116
Benefits paid	(1,289,153)	(1,262,657)
Plan assets at fair value, September 30	$14,413,835	$14,124,031

Recognition of prepaid (accrued) and total amount recognized as of December 31
Projected benefit obligation	$(21,710,586)	$(20,353,200)
Fair value of assets	14,413,835	14,124,031
Funded status	(7,296,751)	(6,229,169)
Unrecognized net transition (asset) obligation	–	–
Unrecognized prior service cost	(486,145)	(539,837)
Unrecognized net loss	7,752,689	6,167,192
Contribution adjustment	179,257	62,057
Total recognized as of December 31	$149,050	$(539,757)

Prepaid benefit cost	$–	$–
Accrued benefit liability	(7,117,494)	(6,167,112)
Intangible asset	–	–
Accumulated other comprehensive income	7,266,544	5,627,355
Accrued benefit liability	(7,117,494)	(6,167,112)
Intangible asset	–	–
Accumulated other comprehensive income	7,266,544	5,627,355
Total recognized as of December 31	$149,050	$(539,757)

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

13.	Benefit Plans (continued)
	2005	2004
Total cost for plan year
Service cost	$–	$–
Interest cost	1,139,052	1,172,399
Expected return on plan assets	(892,192)	(1,109,736)
Amortization of:
Unrecognized net (gain) loss	–	–
Unrecognized prior service cost	(53,692)	(53,692)
Unrecognized net asset obligation	182,838	120,748
Net periodic pension cost	$376,006	$129,719

Other comprehensive income	$1,639,189	$1,471,745

Measurement date	9/30/2005	9/30/2004

Assumptions used for annual expense:
Discount rate	5.75%	6.25%
Expected return on plan assets	6.50%	8.00%
Rate of compensation increase	N/A	N/A

Assumptions used for year-end disclosure:
Discount rate	5.40%	5.75%
Rate of consumption increase	N/A	N/A

Expected company contribution for 2006		1,006,000

Expected benefit payments:
2006		1,268,000
2007		1,252,000
2008		1,276,000
2009		1,306,000
2010		1,374,000
2011-2015		7,523,000

The amortization of any prior service cost and gains and losses is determined using a straight-line amortization of the cost over the expected lifetime of inactive participants in the plan, since the plan has mostly inactive participants.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

14.	Segment Information

The Company operates its businesses in three segments: Toys, Publishing and Licensing.

	Toys	Publishing	Licensing	Corporate	Total
	(in thousands)
Year ended December 31, 2005
Net sales	$67,989	$92,455	$230,063	$–	$390,507
Operating income (loss	15,548	36,343	143,357	(24,081)	171,167

Total capital expenditures	2,941	–	1,348	–	4,289

Total identifiable assets	86,330	68,089	419,127	–	573,546

	Toys	Publishing	Licensing	Corporate	Total
	(in thousands)
Year ended December 31, 2004
Net sales.	$212,791	$85,943	$214,734	$–	$513,468
Operating income (loss)	58,144	37,272	152,726	(23,729)	224,413

Total capital expenditures	3,431	–	155	–	3,586

Total identifiable assets	156,493	64,810	493,511	–	714,814

	Toys	Publishing	Licensing	Corporate	Total
	(in thousands)
Year ended December 31, 2003
Net sales	$149,922	$73,255	$124,449	$–	$347,626
Operating income (loss)	77,905	25,442	83,227	(19,352)	167,222

Total capital expenditures	3,542	–	–	–	3,542

Total identifiable assets	300,135	69,910	371,812	–	741,857

Toy Segment

Toys in 2005 and in Prior Years

Marvel’s Toy segment is in a period of transition driven by the signing in January 2006 of the Company’s agreement with Hasbro (see Note 15) and the December 2005 early termination of the Company’s agreement with TBW (see Note 8).

Marvel’s Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. The Company’s toy products were based upon Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action (“TNA”) wrestling and the movie and television shows based on the character Curious George. The Spectra Star division of the Company (which was closed mid-2003) designed, produced and sold kites in both mass market stores and specialty hobby shops. Spectra Star’s sales amounted to $1.3 million and $10.4 million and for the years ended December 31, 2004 and 2003, respectively.

As a result of the Company’s early termination of its license with TBW in December 2005, all Marvel character-based toys previously produced for retail by TBW are expected to be produced and sold by the Company’s Toy segment in 2006.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

14.	Segment Information (continued)

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel Characters. The Company's titles feature classic Marvel Super Heroes, Spider-Man, X-Men, Fantastic Four the Incredible Hulk, Daredevil and newly developed Marvel Characters. Identifiable assets for the Publishing segment as of December 31, 2005 and 2004 include goodwill of $42.6 million.

Licensing Segment

The Licensing segment, which includes the operations of the Joint Venture, licenses the Company's characters for use in a wide variety of products, some of which are described below. The Licensing segment also licenses the Company’s characters for use in a variety of media, including feature films, television programs, video games, animation and destination-based entertainment (including theme parks), and for promotional use. Identifiable assets for the Licensing segment as of December 31, 2005 and 2004 include goodwill of $299.1 million.

Consumer Products

Marvel licenses its characters for use in a wide variety of consumer products, including toys, apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles. Revenues from the Company’s toy licenses with Toy Biz Worldwide Ltd. and Hasbro, Inc., described below, are classified in the Company’s Toy segment.

Studio Media Licensing

Feature Films. The Company has licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, the Company currently has licenses with Twentieth Century Fox to produce motion pictures featuring characters, including Daredevil/Elektra, The Fantastic Four and X-Men. Marvel also has outstanding licenses with studios for a number of its other characters, including Spider-Man, Deathlok, Namor and The Punisher. Under these licenses, the Company generally retains control over merchandising rights and retains more than 50% of merchandising-based royalty revenue.

Television Programs. The Company also licenses Marvel characters for use in television programs, which fuel additional brand awareness for the Company’s characters. Several live-action and animated television shows based on Marvel Characters are currently in development including live-action television programming based on Blade for Spike TV and animated programming based on The Fantastic Four, Iron Man and the X-Men.

Made-for-DVD Animated Feature Films. The Company licenses Marvel characters to an entity controlled by Lionsgate to produce (under the Company’s direction) up to ten feature-length animated films for distribution by Lionsgate directly to the home video market. The first feature, Ultimate Avengers, was released on February 21, 2006 and features entitled Ultimate Avengers 2, Iron Man and Doctor Strange are currently in production.

Destination-Based Entertainment

The Company licenses Marvel characters for use at theme parks, shopping malls and special events. For example, Marvel has licensed the Company's characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, for character appearances and short live-action shows at Universal Studios Hollywood and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. In addition, The Canadian Niagara Group operates a “retail-tainment” destination at Niagara Falls that incorporates Marvel-based characters into rides, games and retail space.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2005

14.	Segment Information (continued)

Promotions

Marvel also licenses its characters for use by companies for short-term tie-in promotions that are executed in forms such as advertisements, premium programs, sweepstakes and contests to consumers and/or the companies’ trade markets.

Publications

Marvel’s Licensing segment licenses Marvel’s characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks.

Revenue by Geographic Area*
(in thousands)
	2005		2004		2003

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing	$181,959	$48,104	$173,806	$40,928	$106,264	$18,185
Publishing	77,312	15,143	72,779	13,164	61,363	11,892
Toys	47,695	20,294	140,092	72,699	118,687	31,235
Total	$306,966	$83,541	$386,677	$126,791	$286,314	$61,312

* $37,115, $11,446, and $54,080 of the domestic toy revenue and $14,726, $3,741 and $10,675 of the foreign toy revenues for 2005, 2004 and 2003, respectively, are attributable to royalties and service fees from toy sales generated by TBW, which is based in Hong Kong.

15.	Subsequent Events

The Company has entered into a license agreement with Hasbro, Inc. (“Hasbro”) under which Hasbro will have the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring Marvel characters. The license gives Hasbro the right to sell those toys at retail from January 1, 2007 (earlier, in the case of the “Itsy Bitsy Spider-Man” item) though December 31, 2011 (subject to extension under certain circumstances). The Company has agreed to provide brand expertise, marketing support and other services to Hasbro in connection with the licensed toys. Hasbro paid the Company an advance of $100 million under the license in February 2006. The advance will be recognized as revenue based upon sales of the related character-based merchandise as reported by Hasbro. All Marvel character-based toys previously produced for retail by TBW are expected to be produced and sold by the Company’s Toy segment in 2006. In 2006, TBW will act as a sourcing agent to the Company and, in that capacity, will help the Company locate suitable factories in China for the manufacture of certain of the Company’s toys.

During the period January 1, 2006 to February 28, 2006, the Company repurchased 5.1 million shares of its common stock at a cost of $82.3 million under its repurchase program. As of March 1, 2006, the Company is authorized to spend up to $55.1 million more for the repurchase of its common stock.

MARVEL ENTERTAINMENT, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Sales or Costs and Expenses		Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year Ended December 31, 2005
Allowances included in Accounts Receivable, Net:

Doubtful accounts—current	$4,851	$(451)		$–	$407	$3,993
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	11,167	10,415		–	9,366	12,216

Valuation allowances against deferred taxes	887	1,866		–	143	2,610

Year Ended December 31, 2004
Allowances included in Accounts Receivable, Net:

Doubtful accounts—current	5,073	499	(2)	(323)	398	4,851
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	11,845	13,355	(1)	–	14,033	11,167

Valuation allowances against deferred taxes	7,037	267		–	6,417	887

Year Ended December 31, 2003
Allowances included in Accounts Receivable, Net:

Doubtful accounts—current	7,459	1,124	(2)	–	3,510	5,073
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	11,956	12,859	(1)	138	13,108	11,845

Valuation allowances against deferred taxes	96,737	807		–	90,507	7,037

(1) Charged to sales.

(2) Charged to costs and expenses.

(3) Allowances utilized and/or paid.

