Form 10-Q
period 2006-03-31
Marvel Entertainment, Inc.
filed 2006-05-08
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

MARVEL ENTERTAINMENT, INC.

_____________________________________________________________________________

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

Yes [X]  No [   ]

At May 4, 2006, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 82,340,440.

                                                                                           (i)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,997	$24,227
Restricted cash	7,331	8,383
Short–term investments	5,039	15,139
Accounts receivable, net	56,809	59,108
Inventories, net	15,237	9,177
Deferred income taxes, net	19,553	19,553
Prepaid expenses and other current assets	4,396	4,785
Total current assets	125,362	140,372

Molds, tools and equipment, net	6,403	5,659
Product and package design costs, net	4,773	1,023
Goodwill	341,708	341,708
Accounts receivable, non–current portion	34,857	20,290
Deferred income taxes, net	53,656	36,460
Deferred financing costs	19,506	20,751
Advances to joint venture partner	4,828	3,489
Other assets	5,960	3,794

Total assets	$597,053	$573,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,955	$3,724
Accrued royalties	66,652	65,891
Accrued expenses and other current liabilities	45,459	57,360
Income taxes payable	26,638	12,295
Deferred revenue	26,666	10,865
Total current liabilities	169,370	150,135
Deferred revenue, non-current portion	130,573	24,787
Film slate facility obligation	26,800	25,800
Other liabilities	12,008	12,224
Total liabilities	338,751	212,946

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 121,466,534 issued and 82,761,452 outstanding in 2006 and 121,742,534 issued and 90,205,853 outstanding in 2005	1,213	1,217
Deferred stock compensation	–	(6,242)
Additional paid-in capital	593,051	594,873
Retained earnings	187,271	169,762
Accumulated other comprehensive loss	(3,437)	(3,474)
Total stockholders’ equity before treasury stock	778,098	756,136
Treasury stock, at cost, 38,705,082 shares in 2006 and 31,536,681 shares in 2005	(519,796)	(395,536)
Total stockholders’ equity	258,302	360,600

Total liabilities and stockholders’ equity	$597,053	$573,546

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share amounts)

Net sales	$90,058	$104,144

Costs and expenses:
Cost of revenues (excluding depreciation expense)	23,883	12,304
Selling, general and administrative	33,778	43,697
Depreciation and amortization	2,293	1,033
Total costs and expenses	59,954	57,034
Other income, net	1,915	846
Operating income	32,019	47,956
Interest expense	3,234	–
Interest income	436	1,159
Income before income taxes and minority interest	29,221	49,115
Income tax expense	11,237	18,864
Minority interest in consolidated joint venture	475	2,530
Net income	$17,509	$27,721

Basic earnings per share attributable to common stock	$0.20	$0.27
Weighted average number of basic shares outstanding	86,114	104,561

Diluted earnings per share attributable to common stock	$0.19	$0.25
Weighted average number of diluted shares outstanding	91,467	111,239

Comprehensive income:
Net income	$17,509	$27,721
Other comprehensive loss	(58)	(66)
Comprehensive income	$17,451	$27,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months
	Ended March 31
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$17,509	$27,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,293	1,033
Amortization of deferred financing costs	1,245	–
Non-cash charge for stock-based compensation	3,556	1,065
Excess tax benefit from stock-based compensation	(698)	53
Gain on sale of fixed assets	(19)	–
Deferred income taxes	(17,196)	3,938
Minority interest in joint venture (net of distributions of $1,814 in 2006 and $7,572 in 2005)	(1,339)	(5,042)
Changes in operating assets and liabilities:
Accounts receivable	(12,268)	12,458
Inventories	(6,060)	(866)
Prepaid expenses and other current assets	389	(1,167)
Other assets	93	(14)
Deferred revenue	121,587	(14,119)
Income taxes payable	15,041	2,199
Accounts payable, accrued expenses and other current liabilities	(29,202)	11,930
Net cash provided by operating activities	94,931	39,189

Cash flows from investing activities:
Payment of administrative claims and unsecured claims, net	–	(30)
Purchases of molds, tools and equipment	(4,370)	(401)
Expenditures for product and package design	(4,695)	(271)
Proceeds from sale of fixed assets	38	–
Sales of short-term investments	75,632	107,976
Purchases of short-term investments	(65,532)	(164,700)
Change in restricted cash	1,052	10,146
Net cash provided by (used in) investing activities	2,125	(47,280)

Cash flows from financing activities:
Proceeds from film slate facility	1,000	–
Purchases of treasury stock	(106,921)	–
Exercise of stock options	919	200
Excess tax benefit from stock-based compensation	698	–
Net cash (used in) provided by financing activities	(104,304)	200

Effect of exchange rates on cash	18	–
Net decrease in cash and cash equivalents	(7,230)	(7,891)
Cash and cash equivalents, at beginning of period	24,227	19,174
Cash and cash equivalents, at end of period	$16,997	$11,283

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,552	$–
Income taxes paid during the period	13,483	12,764
Treasury stock repurchases settled in April 2006	17,339	–

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows of the Company for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three-month period ended March 31, 2006 and the unaudited Consolidated Statements of Cash Flows for the three-month period ended March 31, 2006 are not necessarily indicative of those for the full year ending December 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information on the Company’s historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The prior period amount for sales and purchases of short-term investments and the amount for the change in restricted cash has been reclassified in the accompanying condensed consolidated statement of cash flows to conform with the current period’s presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Short-Term Investments - At March 31, 2006 and December 31, 2005, the Company held $5.0 million and $15.1 million, respectively, of short-term investments, which consist of auction rate municipal bonds classified as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset within 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to readily liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income.

Accounting for Stock Based Compensation – Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. SFAS123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company's quarter ended March 31, 2006.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

Stock Options

Upon adoption of SFAS 123R, the Company commenced recognizing, over the remaining requisite service period, the compensation expense associated with the unvested portion of previously granted stock option awards that remain outstanding as of January 1, 2006, in the Company’s accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. There were no stock option awards issued in the first quarter of 2006. During the quarter ended March 31, 2006, the Company recognized $1.8 million of compensation expense associated with stock options, which was classified in selling, general and administrative expense. This charge, net of an income tax benefit of $0.7 million, reduced basic and diluted earnings per share by $0.01. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock-based awards as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash flows. The actual tax benefit realized from stock-based compensation totaled $0.7 million and $0.1 million, respectively, for the quarters ended March 31, 2006 and 2005. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified $6.2 million of deferred stock compensation to additional paid-in capital in our condensed consolidated balance sheet.

Consistent with the Company’s valuation method for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with its stock-based awards under SFAS 123R. In addition, the Company estimates forfeitures when recognizing compensation expense associated with its stock options, and it will adjust its estimate of forfeitures when they are expected to differ. For the three months ended March 31, 2006, forfeitures are estimated to not be material. Key input assumptions used to estimate the fair value of stock options include the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.

The total remaining unrecognized compensation cost related to nonvested stock option awards is $7.1 million as of March 31, 2006. The weighted average period over which the cost is expected to be recognized is 1.4 years.

The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

(In thousands, except per share data)

Net income, as reported	$27,721
Add: Stock-based compensation expense included in reported net income, net of taxes	657
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(1,980)
Pro forma net income	$26,398
Basic earnings per share:
As reported	$0.27
Pro-forma	0.25
Diluted earnings per share:
As reported	0.25
Pro forma	0.24

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from 0.48 to 0.58; and expected life of 5 years. There were no options granted during 2005 or during the three-month period ended March 31, 2006. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

On April 28, 2005, the Company’s stockholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). Since that date, new awards can no longer be made under the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) (together with the 2005 Plan, the “Plans”), but all outstanding awards under the 1998 Plan continue in accordance with their terms. The 2005 Plan authorizes a range of awards including stock options, stock appreciation rights, restricted stock, other awards based on common stock (including “phantom” stock), dividend equivalents, performance shares or other stock-based performance awards, and shares issuable in lieu of rights to cash compensation. Eligible recipients of awards under the 2005 Plan include officers, employees, consultants and directors of the Company. Under the 2005 Plan, 4.0 million shares plus the approximately 2.6 million shares unused (out of 24 million authorized) under the 1998 Plan at the time of the 2005 Plan’s inception, along with shares subject to awards under the 1998 Plan that are not delivered to the award’s recipient (e.g., because the recipient’s employment with the Company ends before the award vests), may be the subject of future awards. Under the 2005 Plan, no more than 2.0 million shares plus any unused portion of the preceding year’s limit may be the subject of awards to any one person during a calendar year as “performance-based” compensation intended to qualify under Section 162(m) of the Internal Revenue Code. During any five-year period, no more than 250,000 shares may be the subject of awards under the 2005 Plan to any one non-employee director. Options granted under the 2005 Plan may not be “repriced” (as defined in the rules of the New York Stock Exchange) without stockholder approval. The Company’s practice has been to provide newly issued shares upon exercise of stock options and for granting of restricted stock.

Information with respect to stock options issued under the Plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	13,985,756	$6.66
Forfeited	(2,000)	12.47
Exercised	(145,872)	6.32
Outstanding at March 31, 2006	13,837,884	6.66

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

Stock options outstanding at March 31, 2006 are summarized as follows:

		Weighted Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	Options at	Contractual	Exercise	At	Exercise
Exercise Prices	March 31, 2006	Life – (Years)	Price	March 31, 2006	Price

$1.59 - $3.25	6,239,627	1.84	$2.38	6,239,626	$2.38
$3.29 - $6.61	4,395,820	4.22	4.74	4,395,820	4.74
$6.69 - $11.63	926,000	6.98	8.87	779,244	8.36
$15.42 - $21.50	1,776,437	4.31	18.71	1,165,760	18.83
$25.00 - $35.00	500,000	3.09	30.00	500,000	30.00

At March 31, 2006, there were 13,080,450 exercisable options with a weighted average exercise price of $6.05.

Options granted under the 1998 Plan vest generally in three equal annual installments beginning twelve months after the date of grant. No options have been granted under the 2005 Plan. At March 31, 2006, the weighted average remaining contractual life of the options outstanding and options exercisable is 3.30 years and 3.23 years, respectively.

The aggregate intrinsic value of outstanding options as of March 31, 2006 was $191.3 million, of which $189.0 million were vested. The intrinsic value of options exercised during the three months ended March 31, 2006 was $1.8 million.

On November 30, 2001, the Company entered into a six-year employment agreement with Mr. Perlmutter, the Company’s Chief Executive Officer and largest shareholder. Under the agreement, Mr. Perlmutter received six-year options to purchase 5,925,000 common shares at a price of $2.41 per share. The options may be exercised at any time prior to November 30, 2007. Shares obtained upon the exercise of options are restricted shares until they fully vest. The vesting period for these restricted shares is one-third on the fourth, fifth and sixth anniversary of the agreement. At March 31, 2006, all 5,925,000 options remained unexercised. The intrinsic value related to these outstanding options, included in the numbers disclosed above, was $104.9 million as of March 31, 2006.

Restricted Stock

Restricted stock granted by the Company generally vests on the second and the third anniversary dates of the grant. The aggregate market value of the restricted stock at the dates of issuance was $4.9 million for the three months ended March 31, 2006, and $6.7 million, $4.0 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is being recognized over the vesting period (the period over which restrictions lapse). In addition, the Company estimates forfeitures, based on historical trends, when recognizing compensation expense associated with its restricted stock, and it will adjust its estimate of forfeitures when they are expected to differ. For the three months ended March 31, 2006, the Company estimates that 10% of restricted stock grants will be forfeited within the first year of the date granted and 5% within the second year of the date granted. Forfeitures beyond the second year of the date granted are estimated to not be material.

During the three months ended March 31, 2006 and 2005, the Company recognized $1.8 million and $1.1 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

The following table summarizes the status of the Company’s restricted shares since December 31, 2005:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2005	501,907	$18.88
Granted	304,109	15.96
Vested	(123,762)	17.55
Forfeited	(819)	22.18
Nonvested at March 31, 2006	681,435	17.82

The total remaining unrecognized compensation cost related to restricted stock awards is $9.2 million as of March 31, 2006. The weighted average period over which the cost is expected to be recognized is 2.1 years.

As of March 31, 2006, the Company had reserved a total of 20.0 million shares of its common stock for issuance under the Plans, including 6.6 million shares that are available for future grants under the 2005 Plan.

Phantom Stock

The Company issues to certain employees phantom stock units that generally vest over a three-year period and are settled through a cash payment equal to the fair value of the Company’s common stock at the dates of vest. In addition, the Company estimates forfeitures when recognizing compensation expense associated with its phantom stock units, and it will adjust its estimate of forfeitures when they are expected to differ. For the three months ended March 31, 2006 and 2005, forfeitures were estimated to not be material. The Company records a liability for amounts expected to be payable for phantom stock units, based on the fair value of the Company’s common stock at the balance sheet date less estimated forfeitures. The expense and related liability associated with phantom stock units were not material as of and for the three months ended March 31, 2006 and 2005.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	March 31,	December 31,
	2006	2005
	(In thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$75,404	$75,317
Less allowances for:
Doubtful accounts	(3,204)	(3,993)
Sales discounts and returns	(15,391)	(12,216)
Total, net	$56,809	$59,108
Inventories, net, consist of the following:
Finished goods	$9,710	$4,839
Component parts, raw materials and work-in-process	5,527	4,338
Total	$15,237	$9,177

Accrued expenses and other current liabilities consist of the following:
Accrued advertising costs	$244	$2,994
Inventory purchases	5,435	3,476
Bonuses	1,846	6,302
Fleer pension obligation	2,094	2,257
Litigation accruals	1,075	8,090
Licensing common marketing fund	4,067	3,371
TBW transition costs	3,001	12,501
Interest	2,259	1,853
Treasury share purchases	17,339	7,407
Other accrued expenses	8,099	9,109
Total	$45,459	$57,360

4.	EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and potential common shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation as required under SFAS 123R.

The total number of shares of common stock outstanding as of March 31, 2006 was 82,761,452 net of treasury shares; assuming the exercise of all outstanding stock options, the vesting of all outstanding restricted stock and the exercise of a warrant to purchase 260,417 shares of the Company’s common stock, that number would be 97,541,188. During the three-month period ended March 31, 2006, 145,872 shares of common stock were issued through stock option exercises.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

Three Months Ended
March 31,
2006		2005

Numerator:
Net income	$17,509	$27,721

Denominator:
Denominator for basic earnings per share	86,114	104,561
Effect of dilutive warrants /options/ restricted stock	5,353	6,678
Denominator for diluted earnings per share – adjusted weighted average shares	91,467	111,239

Basic earnings per share	$0.20	$0.27
Diluted earnings per share	$0.19	$0.25

Options to purchase 2.1 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended March 31, 2006 because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5.	SEGMENT INFORMATION

The Company’s business is divided into three operating segments: Toy, Publishing and Licensing.

Toy Segment

Marvel’s Toy segment is in a period of transition driven by the signing in January 2006 of the Company’s agreement with Hasbro and the December 2005 early termination of the Company’s agreement with its former exclusive toy licensee, Toy Biz Worldwide, Ltd. (“TBW”).

Marvel’s Toy segment creates, designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. Through 2005, the Company’s toy products were based only upon Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action (“TNA”) wrestling and the movie and television shows based on the character Curious George. Other toys based on Marvel characters were produced by TBW under a license from the Company.

As a result of the Company’s early termination of its license with TBW in December 2005, all Marvel character-based toys previously produced for retail by TBW are being produced and sold by the Company’s Toy segment in 2006, along with the categories of toys previously produced by the Company. This will result in increased Toy segment revenues in 2006, as these revenues are based on the Company’s direct sales to retailers, compared with 2005, when Toy segment revenues were based on the royalty and service fees earned by the Company from TBW. Cost of sales will also increase in 2006, compared with 2005, resulting from the Company’s manufacturing cost to produce toys formerly produced by TBW.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel Characters. The Company's titles feature classic Marvel Super Heroes including, Spider-Man, X-Men, Fantastic Four, the Incredible Hulk and Daredevil.

Licensing Segment

The Licensing segment, which includes the operations of the Spider-Man Merchandising L.P. (the “Joint Venture”), licenses the Company's characters for use in a wide variety of products, some of which are described below. The Licensing segment also licenses the Company’s characters for use in a variety of media, including feature films, television programs, video games, animation and destination-based entertainment (including theme parks), and for promotional use.

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

Made-for-DVD Animated Feature Films. The Company licenses Marvel characters to an entity controlled by Lions Gate to produce (under the Company’s direction) up to ten feature-length animated films for distribution by Lions Gate directly to the home video market. The first feature, Ultimate Avengers, was released on February 21, 2006 and Ultimate Avengers 2, Iron Man and Doctor Strange films are currently in production.

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

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

Publications

Marvel’s Licensing segment licenses Marvel’s characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks.

Set forth below is certain operating information for the segments of the Company.

	Toys	Publishing	Licensing	Corporate	Total
	(in thousands)
Three months ended March 31, 2006
Net sales	$26,574	$23,844	$39,640	$–	$90,058
Operating income (loss)	3,969	8,941	23,730	(4,621)	32,019

	Toys	Publishing	Licensing	Corporate	Total
	(in thousands)
Three months ended March 31, 2005
Net sales	$10,500	$22,418	$71,226	$–	$104,144
Operating income (loss)	4,377	8,885	39,696	(5,002)	47,956

6.	BENEFIT PLAN

In connection with the 1999 sale of a subsidiary, the Company retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of such subsidiary (the “Fleer/Skybox Plan”). This plan has been amended to freeze the accumulation of benefits and to prohibit new participants. Assumptions used for the 2006 and 2005 expense include a discount rate of 5.40% and 5.75%, respectively, and an expected rate of return on plan assets of 6.5% and 7.0%, respectively.

	Three Months Ended
	March 31,
	2006	2005
		(In thousands)

Total cost for plan period:
Service cost	$–	$–
Interest cost	288	284
Expected return on plan assets	(231)	(240)
Amortization of:
Unrecognized net transition obligation (asset)	–	–
Unrecognized prior service cost	(14)	(14)
Unrecognized net (gain)/loss	65	45
Net periodic pension cost	$108	$75

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

7.	INCOME TAXES

The Company’s effective tax rate for the three-month period ended March 31, 2006 (38.5%) was higher than the statutory rate due primarily to state, local, and foreign taxes partially offset by the effects of the consolidation of the Joint Venture and Federally tax free investment returns. The effective tax rate for the first quarter reflects a benefit of 5.4% from discrete items primarily related to an adjustment of the beginning-of-year deferred tax balances for a state blended rate change that was reflected in the interim period as a discrete benefit, which is not expected to recur in future quarters. The Company's effective tax rate for the three months ended March 31, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture and Federally tax-free investment returns.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company’s tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on the Company’s effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2005) and lesser in periods when the operating results of the Joint Venture are lower (2006).

The increase in the effective tax rate from 2005 Q1 results from several factors with offsetting impacts. The effective rate increased primarily as a result of state taxes, an increase in valuation allowance for additional capital and foreign loss carryforwards, and a decrease in the amount of Joint Venture minority interest. This increase was partially offset by tax benefit related to the discrete item, as described above.

The Company retains various state and local net operating loss carryforwards of $304 million, which will expire in various jurisdictions in the years 2006 through 2023. As of March 31, 2006, there is a valuation allowance of $3.1 million against certain capital, state, local, and foreign net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

The Company’s tax returns are under examination by both the City and State of New York. These taxing jurisdictions are preliminarily asserting that the Company’s licensing income should be subject to tax by New York. The Company is contesting this assertion with both sets of tax agents. Management believes that the Company’s licensing operations are justifiably excluded from New York taxation. State and local audits remain open for the years 2000 through 2005.

During the first quarter of 2006, reserves were increased for potential state and local exposures for ongoing tax examinations and tax uncertainties related to recent interpretations of tax law. The ultimate outcome of these and other uncertainties may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the future.

The Company believes that accruals recorded for tax liabilities, which relate primarily to state tax issues, are adequate for all open years, based on the Company’s assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company is also under examination by various other local jurisdictions.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2006

(unaudited)

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes that its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition, results of operations or cash flows.

9.	SUBSEQUENT EVENTS

During April 2006, the Company repurchased 1.1 million additional shares of its common stock at a cost of $21.7 million under its treasury stock repurchase program. To finance these repurchases, the Company borrowed $20 million under its credit facility with HSBC Bank USA, National Association in April 2006.

Item 2 .	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements that Marvel or its representatives make. Statements that are not statements of historical fact, including comments about our business strategies and objectives, growth prospects and future financial performance, are forward-looking statements. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions, in filings with the SEC, in our press releases and in written and oral statements made by our representatives, also identify forward-looking statements. The forward-looking statements in this report speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date on which the statements are made, even if new information becomes available.

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	A decrease in the level of media exposure or popularity of our characters
•	Financial difficulties of licensees
•	Changing consumer preferences
•	Movie- and television-production delays and cancellations
•	Transition difficulties between licensees
•	Toy-production delays or shortfalls, continued concentration of toy retailers and toy inventory risk
•	Currency fluctuations and/or the imposition of quotas or tariffs on products manufactured in China
•	Uncertainties to do with our entry into the film production business, such as:
•	We might be unable to attract and retain creative talent
•	Our films might be less successful economically than we anticipate
•	Our films might be more expensive to make than we anticipate
•	Union activity might interrupt our film production
•	We might be disadvantaged by changes or disruptions in the way films are distributed
•	We might lose potential sales because of piracy of films and related products
•	We will be dependent on a single distributor
•	We will depend on our distributor for the implementation of internal controls related to the accounting of film-production activities
•	We might fail to meet the conditions set by the lenders for the funding of films
•	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four
•	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

The risk factors above are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The year 2006 is a transitional one for the Company’s Toy segment operations. As discussed below, in late 2005 the Company terminated its agreement with its exclusive toy licensee and in early 2006 the Company entered into a multi-year licensing agreement with Hasbro. Toys made by Hasbro under its license will, in general, be available for retail sale starting on January 1, 2007. Consequently, during 2006, the Company is making and selling almost all Marvel-branded action figure toys itself rather than licensing to others the right to do so.

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

Major entertainment events play an important role in driving sales of licensed products (whether under a multi-character license or a single-character one), and most of the Licensing segment’s 2006 initiatives is focused on the movie Spider-Man 3, which is scheduled to be released in May 2007. Revenue from Spider-Man 3 merchandise licenses will not be recognized until 2007. The Licensing segment has also conducted a smaller initiative around the X-3 theatrical release, scheduled for May 2006.

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

The Company expects to recognize less revenue in 2006 from renewals of merchandise licenses with its U.S.-based licensees than in either 2004 or 2005 because a relatively small number of those licenses are scheduled to renew in 2006. In addition, the one major Marvel-branded entertainment event scheduled for 2006, the movie X-3, is not expected to contribute significantly to Licensing segment revenue and the Company does not expect to recognize significant revenue related to Spider-Man movie merchandising in 2006. As a result, the Company expects that Licensing segment revenue will be lower in 2006 than in 2005 and 2004.

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

Toys

Marvel’s Toy segment is in a period of transition driven by the signing of the Company’s agreement with Hasbro and the termination of its agreement with Toy Biz Worldwide, Ltd. (“TBW”), effective January 1, 2006. TBW’s exclusive toy license was terminated early to allow the Company more control over the transition to Hasbro in areas such as toy development, manufacturing (including the transfer of molds and tooling), shipping, retail space and customer relations. The Toy segment is being run differently in 2006 than in 2005 and will change again in 2007 when products are offered for sale by Hasbro.

The Company's toy manufacturing takes place in China. A substantial portion of the Company's toy manufacturing contracts are denominated in Hong Kong dollars.

Toys in 2005 and in Prior Years

During 2005, Marvel’s Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. The Company’s toy products were based upon the Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for TNA wrestling, the Curious George movie, released in February 2006, and the Curious George television series, scheduled for initial broadcast in Fall 2006. Initial shipments of the Curious George and TNA Wrestling toy lines commenced in late 2005. The Company had an agreement with TBW since 2001, under which the Company licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. The license also permitted TBW to use the “Toy Biz” name. Under a separate agency agreement, Marvel provided product development, marketing and sales services for TBW in exchange for a service fee. The Company received royalties and service fees from TBW based on TBW’s sales of Marvel-designed toys produced and sold by TBW. On December 23, 2005, the Company terminated both the license and agency agreements with TBW effective January 1, 2006 (one year ahead of their scheduled expiration date). Royalties received by the Company from the sales of toys licensed to parties other than TBW have been and continue to be recorded as royalties in the Company’s Licensing segment, as the Company does no product development, marketing, sales or other services for these licensees.

Toys in 2006

All Marvel character-based toys previously produced for retail by TBW are being produced and sold by the Company’s Toy segment in 2006. The Company also continues to produce toys based on Spider-Man movies and based on licensed-in characters such as Curious George and characters from Code Lyoko and TNA wrestling. Market conditions affecting the toy industry will have more of an impact on the Company (positive and negative) in 2006 than in years when the Company licensed out the right to make and sell toys based on Marvel characters. The Company does not expect 2006 to be as significant a year for Marvel-branded toys as either 2005 (when the movie Fantastic Four was released) or 2007 (when several films featuring Marvel characters, including Spider-Man 3, Fantastic Four 2 and Ghost Rider, are scheduled for release). During April 2006, Marvel relocated nearly its entire stock of molds and tooling away from TBW controlled factories. That transition has disrupted production and caused cancellations of certain sales orders. Those disruptions and cancellations will adversely affect 2006 toy production and related sales. The transition from TBW will result in an increase in sales compared with 2005, and a related increase in cost of sales, as the Company will be selling its product directly to the retailer, and incurring the manufacturing costs of these products.

Toys in 2007 and beyond

The Company has entered into a license agreement with Hasbro under which Hasbro will have the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring Marvel characters. The license gives Hasbro the right to sell those toys at retail from January 1, 2007 (earlier, in certain cases) through December 31, 2011 (subject to extension under certain circumstances). Marvel has agreed to provide brand expertise, marketing support and other services to Hasbro in connection with the licensed toys.

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

The Company recorded expenses (primarily interest expense) related to the Film Facility of $3.1 million during the first quarter of 2006. The Company expects that its interest and other expenses related to the Film Facility will be approximately $16 million for all of 2006. The Company expects to be able to capitalize, and not treat as expenses, other amounts that it funds to develop the films for which borrowings may be made under the Film Facility.

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

Critical Accounting Policies

Stock-Based Compensation Expense

As of January 1, 2006, the Company accounts for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). For the Company’s stock options, which were issued during the years 1998 through 2004, the Company utilized the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which required the input of highly subjective assumptions, including expected volatility and expected life. No options have been issued since 2004. As required under SFAS 123R, we now estimate forfeitures for stock-based awards granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Upon adoption of SFAS 123R, the Company recognized the compensation expense associated with the unvested portion of previously granted stock option awards that remained outstanding as of January 1, 2006, in the Company’s accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. During the quarter ended March 31, 2006, the Company recognized $1.8 million classified in selling, general and administrative compensation expense for stock options.

Results of Operations

Three month period ended March 31, 2006 compared with the three month period ended March 31, 2005

Net Sales

The Company's net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing the Company’s toys.

	Three Months ended March 31,
	2006	2005	Change
	(dollars in millions)

Licensing	$ 39.6	$ 71.2	(44)%
Publishing	23.9	22.4	7%
Toys	26.6	10.5	153%
Total	$90.1	$104.1	(13)%

The Company’s consolidated net sales of $90.1 million for the first quarter of 2006 were $14.0 million lower than net sales in the first quarter of 2005, due to decreased sales from the Licensing segment, which was partially offset by increased sales from the Toy segment.

Licensing segment net sales decreased $31.6 million dollars during the first quarter of 2006 due to several factors. The overall decrease was due to decreases in domestic merchandise ($9.8 million), studio ($15.6 million), and Joint Venture ($9.0 million) licensing. The reduction in domestic revenues resulted from a decline in new and renewal contract revenues in the first quarter of 2006. During the first quarter of 2005, Marvel’s studio division benefited from $10 million in revenues derived evenly from movies based on Spider-Man 2 and Spider-Man 3 and $5 million of revenues derived from the X-men movie property. The 2006 period did not benefit from similar studio revenues. The Joint Venture only had revenue of $2.0 million, primarily related to overages collected in the first quarter of 2006.

Sales from the Publishing segment increased $1.5 million to $23.9 million for the three months ended March 31, 2006 primarily due to higher sales of trade paperbacks and hard cover books into the direct and book market channels. The first quarter of 2006 also benefited from sales into new distribution channels.

As a result of terminating the TBW license at the end of 2005, 2006 Toy segment revenues are based on the Company’s direct sales to retailers, compared with 2005, when Toy segment revenues were based on the royalty and service fees earned by the Company from TBW. Primarily as a result of this change, Toy segment revenues increased $16.1 million compared to the prior year period. In the first quarter of 2005, Toy segment revenues included royalty and service fee revenue earned by the Company from $22.8 million worth of TBW’s sales to retailers.

Cost of Revenues

	Three months ended March 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	11.2	47%	9.9	44%
Toys	12.7	48%	2.4	23%
Total	$23.9	27%	$12.3	12%

Consolidated cost of revenues increased $11.6 million to $23.9 million for the first quarter of 2006 compared with the first quarter of 2005, primarily due to increased toy-production costs, resulting from the Company’s manufacturing cost to produce toys formerly produced by TBW. As a result of the higher cost of revenues, coupled with lower total revenues, the Company’s consolidated cost of revenues as a percentage of sales increased to 27% for the quarter ended March 31, 2006, as compared to 12% in the comparable 2005 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues. The Company generally hires writers and artists on a freelance basis but has exclusive contracts with certain key writers and artists. In addition, the Company contracts-out the printing of its comic books to unaffiliated companies and these costs are subject to fluctuations in paper prices. Publishing segment cost of revenues as a percentage of Publishing segment sales increased from 44% in 2005 to 47% in 2006 as a result of higher talent expenses for comic books and higher printing costs that were primarily driven by increased paper costs. The Company anticipates that it will pass along a majority of these increased costs through price increases on certain comic titles.

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing. The increase in Toy segment cost of revenues from 23% of Toy segment net sales during the first quarter of 2005 to 48% during the first quarter of 2006 reflects manufacturing cost to produce toys formerly produced by TBW.

Selling, General and Administrative Expenses

	Three Months ended March 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$15.9	40%	$31.5	44%
Publishing	3.7	15%	3.6	16%
Toys	9.6	36%	3.0	29%
Corporate Overhead	4.6	N/A	5.6	N/A
Total	$33.8	38%	$43.7	42%

Consolidated selling, general and administrative (“SG&A”) expenses decreased $9.9 million to $33.8 million for the first quarter of 2006, primarily due to the one-time charge of $10 million included in the licensing segment in the first quarter of 2005 associated with the settlement of litigation with Stan Lee. Despite overall lower revenue, consolidated SG&A as a percentage of net sales decreased to 38% for the quarter ended March 31, 2006 as compared to 42% for the prior year period, as a result of this decrease in SG&A.

Licensing segment SG&A expenses consist primarily of payroll and royalties owed to movie studios for the studios’ share of royalties. The Company generally pays movie studio licensees up to 50% of merchandising-based royalty revenue from the licensing of both “classic” and “movie” versions of characters featured in the films. Licensing segment SG&A decreased $15.6 million (50%) principally as a result of the non-recurring 2005 Stan Lee settlement charge and greater royalties payable to studios in 2005.

Publishing SG&A expenses for the quarters ended March 31, 2006 and 2005, consisting primarily of payroll, distribution fees and other miscellaneous overhead costs, remained at consistent levels.

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, merchandise royalties payable to movie studios for their share of license income, and royalties payable on toys based on characters licensed from third parties, such as New Line Cinema (licensor of the Lord of the Rings characters), and on toys developed by outside inventors. Toy segment SG&A expenses increased $6.6 million to $9.6 million for the first quarter of 2006 from $3.0 million for the first quarter of 2005 principally as a result of charges related to the transition from the TBW license and an increase in related studio royalty obligations. These charges caused Toy segment SG&A expenses to increase as a percentage of Toy segment sales from 29% during the first quarter of 2005 to 36% during the first quarter of 2006.

Corporate overhead expenses, consisting primarily of payroll and rent, decreased $1.0 million for the first quarter of 2006 principally due to a decrease in legal fees.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million to $2.3 million in 2006 (from $1.0 million in 2005) as a result of increased tooling required for the Company’s production of its toys and the short period of time over which the majority of these costs are being amortized, as described below. Tooling, product design and development and packaging design costs, which are attributable to the toy business, are normally amortized over the estimated life of the respective product. As a result of the transition to Hasbro, the life of the tooling, product design and development and packaging design costs associated with Marvel character-based toys is estimated to end by year-end 2006, as the Company will no longer be producing these toys.

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is no longer amortized but is subject to annual impairment tests. The Company’s most recent annual impairment reviews did not result in an impairment charge.

Other Income

Other income increased $1.1 million to $1.9 million in 2006 (from $0.8 million in 2005). Other income increased from payments received for the Company’s agreement to vacate leased property earlier than provided for in a lease and the Company’s agreement to allow its tenant to vacate the Company’s owned property earlier than provided for in its lease (aggregating $1.6 million) in the first quarter of 2006 as compared to amounts received in settlement of a legal dispute ($0.7 million) in the first quarter of 2005.

Operating Income

	Three Months ended March 31,
	2006		2005
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$23.7	60%	$39.7	56%
Publishing	8.9	37%	8.9	40%
Toys	4.0	15%	4.4	42%
Corporate Overhead	(4.6)	N/A	(5.0)	N/A
Total	$32.0	36%	$48.0	46%

Consolidated operating income decreased $16.0 million to $32.0 million for the first quarter of 2006, primarily due to lower sales in the Licensing segment, which generate the highest margins. This also caused consolidated operating margin during the first quarter of 2006 to decrease 10% to 36% from 46% during the first quarter of 2005.

Operating margins increased in the Licensing segment from 56% during the first quarter of 2005 to 60% during first quarter of 2006 as a result of lower S,G&A costs. These lower costs were primarily due to the non-recurring 2005 Stan Lee settlement and higher studio royalty expense in the first quarter of 2005. The increase in the margin was partially offset by reduced sales generated from the Joint Venture. The studio share expense associated with Joint Venture revenues is classified as minority interest expense, and therefore, such revenues have higher margins than other License segment revenue streams, where the related royalty expense payable to studios is recorded within SG&A expense.

Operating margins decreased in the Publishing segment from 40% in the first quarter of 2005 to 37% in the first quarter of 2006 as a result of increased talent and print costs.

Operating margins decreased in the Toy segment to 15% in the first quarter of 2006 from 42% in the first quarter of 2005 as a result of increased cost of sales and other costs associated with the transition from TBW and an increase in studio royalty obligations.

Interest Expense (Income), Net

The Company had net interest income of $1.2 million in the first quarter of 2005, compared to net interest expense of $2.8 million in the first quarter of 2006. This represents a $4.0 million increase in net interest expense resulting from currently outstanding debt related to the Film Facility Obligation. There was no outstanding debt during the first quarter of 2005. Interest income was earned on the Company’s cash equivalents and short-term investments.

Income Taxes

The Company’s effective tax rate for the three-month period ended March 31, 2006 (38.5%) was higher than the statutory rate due primarily to state, local, and foreign taxes partially offset by the effects of the consolidation of the Spider-Man Merchandising, L.P. (the “Joint Venture”) and Federally tax free investment returns. The effective tax rate for the first quarter reflects a benefit of 5.4% from discrete items primarily related to an adjustment of the beginning-of-year deferred tax balances for a state blended rate change that was reflected in the interim period as a discrete benefit, which is not expected to recur in future quarters. The Company's effective tax rate for the three months ended March 31, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture and Federally tax-free investment returns.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company’s tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on the Company’s effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2005) and lesser in periods when the operating results of the Joint Venture are lower (2006).

The increase in the effective tax rate from 2005 Q1 results from several factors with offsetting impacts. The effective rate increased primarily as a result of state taxes, an increase in valuation allowance for additional capital and foreign loss carryforwards, and a decrease in the amount of Joint Venture minority interest. This increase was partially offset by tax benefit related to the discrete item, as described above.

Deferred tax assets increased from December 31, 2005 to March 31, 2006 principally resulting from the tax accounting associated with the collection of an advance under the Hasbro license agreement.

The Company retains various state and local net operating loss carryforwards of $304 million, which will expire in various jurisdictions in the years 2006 through 2023. As of March 31, 2006, there is a valuation allowance of $3.1 million against certain capital, state, local, and foreign net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

The Company’s tax returns are under examination by both the City and State of New York. These taxing jurisdictions are preliminarily asserting that the Company’s licensing income should be subject to tax by New York. The Company is contesting this assertion with both sets of tax agents. Management believes that the Company’s licensing operations are justifiably excluded from New York taxation. State and local audits remain open for the years 2000 through 2005.

During the first quarter of 2006, reserves were increased for potential state and local exposures for ongoing tax examinations and tax uncertainties related to recent interpretations of tax law. The ultimate outcome of these and other uncertainties may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the future.

The Company believes that accruals recorded for tax liabilities, which relate primarily to state tax issues, are adequate for all open years, based on the Company’s assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company is also under examination by various other local jurisdictions.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $0.5 million in the first quarter of 2006 and $2.5 million in the first quarter of 2005. This decrease of $2.0 million reflects the continued decreased operations of the Joint Venture subsequent to the July 2004 release of Spider-Man 2.

Earnings per Share

Diluted earnings per share declined from $0.25 in the first quarter of 2005 to $0.19 in the first quarter of 2006 reflecting an 37% decrease in net income partially offset by a 18% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 23.4 million shares made since March 31, 2005 through March 31, 2006.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, the Film Facility and the HSBC Credit Facility (defined below). The Company anticipates that its primary uses for liquidity will be to conduct its business and to repurchase its common stock.

Net cash provided by operating activities increased $55.7 million to $94.9 million during the first quarter of 2006, compared to $39.2 million during the first quarter of 2005, primarily due to the receipt of the $105 million Hasbro advance, which was classified as deferred revenue, and was partially offset by payments made in connection with the termination of the TBW license, interest payments and lower operating income.

The Company had a working capital deficit of $44.0 million at March 31, 2006 compared with a working capital deficit of $9.8 million at December 31, 2005, a decline of $34.2 million. This decline is primarily the result of the Company using short-term investments and operating cash to finance its stock repurchase plan described below.

Net cash flows from investing activities for the quarter ended March 31, 2006 reflect the sale of short-term investments to finance the Company’s common stock repurchase program described below, which was partially offset by capital expenditures of $9.1 million, required by the Company’s transition from the TBW license.

During the first quarter of 2006, the Company repurchased 7.2 million shares of its common stock at a cost of $124.3 million (including $17.3 million for repurchases settled in April 2006) under a stock repurchase program authorized in November 2005. In addition, during April 2006, the Company repurchased 1.1 million additional shares of its common stock at a cost of $21.7 million. There were no repurchases of common stock during the first quarter of 2005. The 2006 repurchases were financed through the sale of short-term investments and cash generated from operations. The Company’s Board of Directors has authorized an additional $100 million to be spent on repurchases of the Company’s common stock through May 31, 2007. As of May 5, 2006, $91.4 million of that authorization remained unused.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on Marvel’s characters. The Film Facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank credit, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. The Company entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for outstanding debt under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. Pursuant to the terms of the financing, the mezzanine credit will be drawn on first and will remain outstanding for the life of the senior bank facility. As of March 31, 2006, MVL Film Finance LLC had $26.8 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs, and interest thereon, related to the development and closing of the facility. The Company must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility. The Company is in compliance with its covenants under the Film Facility.

On November 9, 2005, the Company entered into an agreement for a credit facility with HSBC Bank USA, National Association (the “HSBC Credit Facility”) to provide for a $150 million revolving credit line (this amount decreases to $100 million on August 15, 2006) with a sublimit for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by the Company for working capital and other general corporate purposes and for repurchases of the Company’s common stock. As of March 31, 2006, $0.3 million of letters of credit were outstanding, and there were no borrowings, under the HSBC Credit Facility. The HSBC Credit Facility, which expires on October 31, 2007, contains customary event-of-default provisions and covenants regarding the Company’s net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien in (a) the Company’s accounts receivable, (b) the Company’s rights under its toy license with Hasbro and (c) all stock of the Company repurchased by the Company after the date of the HSBC Credit Facility. Borrowings under the facility bear interest at HSBC’s prime rate or, at the Company’s choice, at LIBOR-plus-1.25% per annum. To finance the Company’s stock repurchases in April 2006, as described above, $20 million was borrowed under the HSBC Credit Facility in April 2006.

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

The Company has operations in Hong Kong. In the normal course of business, the operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company’s current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business to mitigate its risk in connection with fluctuations in currency value, nor are such instruments used for speculative purposes. The Company also has offices in London, England and Tokyo, Japan, to expand international licensing. Some of the Company’s international licenses are denominated in other currencies which subjects the Company to additional currency fluctuation risks. In connection with the Film Facility, the Company entered into an interest rate cap to cover approximately 80% of the notional amount of anticipated borrowings under this facility, to mitigate its exposure to rising interest rates based on LIBOR. The Company does not generally enter into any other types of derivative financial instruments in the normal course of business to mitigate its interest rate risk, nor are such instruments used for speculative purposes.

Additional information relating to the Company’s outstanding financial instruments is included in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at the end of the fiscal quarter covered by this report. There were no changes in the Company's internal control over financial reporting identified by the Company that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption “Legal Matters” in the Notes to Condensed Consolidated Financial Statements in Part I hereof.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2006
January	2,525,671	$ 16.41	2,525,671
February	2,532,357	16.15	2,532,357
March	2,110,373	19.86	2,110,373

Total	7,168,401	$ 17.33	7,168,401	$13.1 million(b)

(a)

This column represents the number of shares repurchased through a common stock repurchase program announced on November 9, 2005, under which the Company was authorized to repurchase up to $250 million worth of its common stock.

(b)	As of March 31, 2006.

ITEM 5. OTHER INFORMATION

On May 8, 2006, the Company amended its employment agreement with Isaac Perlmutter to provide for a salary. A copy of the amendment is attached as an exhibit hereto.

ITEM 6. EXHIBITS.

10.1

License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P., on the one hand, and Hasbro, Inc. on the other. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

10.2

Amendment dated February 8, 2006 to License Agreement by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P., on the one hand, and Hasbro, Inc. on the other. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

10.3	Share Disposition Agreement, dated as of May 2, 2006, by and between Isaac Perlmutter and Marvel Entertainment, Inc.
10.4	Third Amendment to Employment Agreement with Isaac Perlmutter dated May 8, 2006.*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
(Registrant)

Dated: May 8, 2006	By: /s/ Kenneth P. West
Kenneth P. West

Chief Financial Officer (duly authorized officer and principal financial officer)