Form 10-Q
period 2006-06-30
Marvel Entertainment, Inc.
filed 2006-08-08
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|   Accelerated filer |_|  Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|  No |X|

At August 4, 2006, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 84,242,891.

(i)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,997	$24,227
Restricted cash	5,186	8,383
Short–term investments	–	15,139
Accounts receivable, net.	59,777	59,108
Inventories, net.	13,614	9,177
Deferred income taxes, net	19,553	19,553
Prepaid expenses and other current assets.	4,996	4,785
Total current assets	114,123	140,372

Molds, tools and equipment, net	7,363	5,659
Product and package design costs, net	3,583	1,023
Goodwill	341,708	341,708
Accounts receivable, non–current portion	24,495	20,290
Income tax receivable	56,601	–
Deferred income taxes, net	36,586	36,460
Deferred financing costs	18,261	20,751
Advances to joint venture partner	6,267	3,489
Other assets	8,283	3,794

Total assets	$617,270	$573,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable.	$6,913	$3,724
Accrued royalties	69,994	65,891
Accrued expenses and other current liabilities	31,930	57,360
Income taxes payable	8,768	12,295
Deferred revenue	75,381	10,865
Total current liabilities	192,986	150,135
Deferred revenue, non-current portion	87,850	24,787
Credit Facility	96,700	–
Film slate facility obligation	28,000	25,800
Other liabilities	10,235	12,224
Total liabilities.	415,771	212,946

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 131,342,412 issued and 79,619,949 outstanding in 2006 and 121,742,534 issued and 90,205,853 outstanding in 2005	1,267	1,217
Deferred stock compensation	–	(6,242)
Additional paid-in capital	682,882	594,873
Retained earnings	203,568	169,762
Accumulated other comprehensive loss.	(3,332)	(3,474)
Total stockholders’ equity before treasury stock	884,385	756,136
Treasury stock, at cost, 47,094,221 shares in 2006 and 31,536,681 shares in 2005	(682,886)	(395,536)
Total stockholders’ equity	201,499	360,600

Total liabilities and stockholders’ equity	$617,270	$573,546

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited)

Three Months Ended			Six Months End
June 30,			June 30,
2006		2005	2006	2005
	(in thousands, except per share amounts)

Net sales	$84,363	$88,140	$174,421	$192,284

Costs and expenses:
Cost of revenues (excluding depreciation expense)	22,873	11,136	46,756	23,440
Selling, general and administrative	32,499	33,214	66,277	76,911
Depreciation and amortization	3,659	1,110	5,952	2,143
Total costs and expenses	59,031	45,460	118,985	102,494
Other income, net	1,216	402	3,131	1,248
Operating income	26,548	43,082	58,567	91,038
Interest expense	3,719	–	6,953	–
Interest income	636	1,413	1,072	2,572
Income before income taxes and minority interest	23,465	44,495	52,686	93,610
Income tax expense	6,976	17,099	18,213	35,963
Minority interest in consolidated joint venture	192	1,609	667	4,139
Net income	$16,297	$25,787	$33,806	$53,508

Basic earnings per share attributable to common stock	$0.20	$0.25	$0.40	$0.52
Weighted average number of basic shares outstanding	81,393	102,699	83,741	103,625

Diluted earnings per share attributable to common stock	$0.19	$0.24	$0.38	$0.49
Weighted average number of diluted shares outstanding	86,746	109,428	89,148	110,328

Comprehensive income:
Net income	$16,297	$25,787	$33,806	$53,508
Other comprehensive loss	(58)	(65)	(116)	(131)
Comprehensive income	$16,239	$25,722	$33,690	$53,377

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months
	Ended
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$33,806	$53,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,952	2,143
Provision for doubtful accounts	–	329
Amortization of deferred financing costs	2,490	–
Unrealized gain on interest rate cap	(949)	–
Non-cash charge for stock-based compensation	6,850	2,049
Excess tax benefit from stock-based compensation	(56,601)	3,247
Gain on sale of fixed assets	(19)	–
Deferred income taxes	(326)	3,711
Minority interest in joint venture (net of distributions of $3,445 in 2006 and $12,731 in 2005)	(2,778)	(8,592)
Changes in operating assets and liabilities:
Accounts receivable	(4,874)	19,723
Income tax receivable	–	(7,634)
Inventories	(4,437)	(1,466)
Prepaid expenses and other current assets	(211)	(2,281)
Other assets	(1,281)	(67)
Deferred revenue	127,579	(12,022)
Income taxes payable	(3,527)	(10,129)
Accounts payable, accrued expenses and other current liabilities	(20,795)	(2,522)
Net cash provided by operating activities	81,079	39,997

Cash flows from investing activities:
Payment of administrative claims and unsecured claims, net	–	(50)
Purchases of molds, tools and equipment	(7,009)	(1,382)
Expenditures for product and package design	(5,485)	(557)
Proceeds from sale of fixed assets	38	–
Sales of short-term investments	80,671	285,883
Purchases of short-term investments	(65,532)	(193,274)
Change in restricted cash	3,197	18,152
Net cash provided by investing activities	5,880	108,772

Cash flows from financing activities:
Proceeds from film slate facility	2,200	–
Proceeds from credit facility	96,700	–
Purchases of treasury stock	(287,350)	(142,409)
Exercise of stock options	31,620	5,370
Excess tax benefit from stock-based compensation	56,601	–
Net cash used in financing activities	(100,229)	(137,039)

Effect of exchange rates on cash	40	–
Net (decrease) in cash and cash equivalents	(13,230)	11,730
Cash and cash equivalents, at beginning of period	24,227	19,174
Cash and cash equivalents, at end of period	$10,997	$30,904

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,513	$–
Income taxes paid during the period	21,980	47,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows of the Company for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six-month period ended June 30, 2006 and the unaudited Consolidated Statements of Cash Flows for the six-month period ended June 30, 2006 are not necessarily indicative of those for the full year ending December 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information on the Company’s historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The prior period amount for the change in restricted cash has been reclassified in the accompanying condensed consolidated statement of cash flows to conform with the current period’s presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Accounting for Stock Based Compensation – Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. SFAS 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to the Company's results of operations for the six-months, ended June 30, 2006.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

Stock Options

Upon adoption of SFAS 123R, the Company commenced recognizing, over the remaining requisite service period, the compensation expense associated with the unvested portion of previously granted stock option awards that remain outstanding as of January 1, 2006, in the Company’s accompanying Condensed Consolidated Statement of Operations for the three and six-month periods ended June 30, 2006. There were no stock option awards issued in the first half of 2006. During the three and six-month periods ended June 30, 2006, the Company recognized $1.7 million and $3.5 million of compensation expense, respectively, associated with stock options, which was classified in selling, general and administrative expense. These charges, net of an income tax benefit of $0.5 million and $1.2 million, respectively, reduced basic and diluted earnings per share by $0.01 for the quarter ended June 30, 2006 and $0.03 for the six months ended June 30, 2006. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock-based awards as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash flows. The actual tax benefit realized from stock-based compensation totaled $56.6 million and $3.2 million, respectively, for the six months ended June 30, 2006 and 2005. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified $6.2 million of deferred stock compensation to additional paid-in capital in our condensed consolidated balance sheet.

Consistent with the Company’s valuation method for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with its stock-based awards under SFAS 123R. In addition, the Company estimates forfeitures when recognizing compensation expense associated with its stock options, and it will adjust its estimate of forfeitures when they are expected to differ. For the three and six-month periods ended June 30, 2006, forfeitures are estimated to not be material. Key input assumptions used to estimate the fair value of stock options include the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.

The total remaining unrecognized compensation cost related to nonvested stock option awards is $5.3 million as of June 30, 2006. The weighted average period over which the cost is expected to be recognized is 1.1 years.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

The following table illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)

Net income, as reported	$25,787	$53,508
Add: Stock-based compensation expense included in reported net income, net of taxes	631	1,287
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(2,193)	(4,172)
Pro forma net income	$24,225	$50,623
Basic earnings per share:
As reported	$0.25	$0.52
Pro-forma	0.24	0.49
Diluted earnings per share:
As reported	0.24	0.49
Pro forma	0.22	0.46

The fair value for each option grant under the stock option plans was estimated at the date of grant using a Black-Scholes option pricing model. There were no options granted during 2005 or during the three and six-month periods ended June 30, 2006. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

Information with respect to stock options issued under the Plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	13,985,756	$6.66
Forfeited	(3,751)	15.08
Exercised	(9,342,184)	3.39
Outstanding at June 30, 2006	4,639,821	13.23

Stock options outstanding at June 30, 2006 are summarized as follows:

		Weighted Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	Options at	Contractual	Exercise	At	Exercise
Exercise Prices	June 30, 2006	Life – (Years)	Price	June 30, 2006	Price

$1.59 - $3.25	161,725	4.96	$1.91	161,726	$1.91
$3.29 - $6.61	1,852,658	3.87	4.82	1,852,658	4.82
$6.69 - $11.63	350,250	7.00	11.23	219,247	11.02
$15.42 - $21.50	1,775,188	4.06	18.71	1,346,760	18.84
$25.00 - $35.00	500,000	2.84	30.00	500,000	30.00

At June 30, 2006, there were 4,080,391 exercisable options with a weighted average exercise price of $12.75.

Options granted under the 1998 Plan vest generally in three equal annual installments beginning twelve months after the date of grant. No options have been granted under the 2005 Plan. At June 30, 2006, the weighted average remaining contractual life of the options outstanding and options exercisable is 4.10 years and 4.01 years, respectively.

The aggregate intrinsic value of outstanding options as of June 30, 2006 was $36.5 million, of which $34.6 million were vested. The intrinsic value of options exercised during the six months ended June 30, 2006 was $144.9 million, including $64.9 million related to the exercise of options by the Company’s Chief Executive Officer and largest shareholder, as described below. The intrinsic value of options exercised during the six months ended June 30, 2005 was $16.7 million.

Exercise of Options for Restricted Stock

On November 30, 2001, the Company entered into a six-year employment agreement with Mr. Perlmutter, the Company’s Chief Executive Officer and largest shareholder. Under the agreement, Mr. Perlmutter received six-year options to purchase 5,925,000 common shares at a price of $2.41 per share. These options were exercised on June 2, 2006. Shares obtained for the exercise of these options are restricted shares until they vest. The fair value of these shares, which is based upon the Black-Scholes valuation of the exercised option on its original grant date, is $1.87 per share. The vesting period for these restricted shares is one-third on the fourth, fifth and sixth anniversary of the agreement. As of June 30, 2006, 3,950,000 of these shares remain unvested and are not included in the table of restricted stock below.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

Restricted Stock

Restricted stock granted by the Company generally vests on the second and the third anniversary dates of the grant. The aggregate market value of the restricted stock at the dates of issuance was $5.1 million for the six months ended June 30, 2006, and $6.7 million, $4.0 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is being recognized over the vesting period (the period over which restrictions lapse). In addition, the Company estimates forfeitures, based on historical trends, when recognizing compensation expense associated with its restricted stock, and will adjust estimates of forfeitures when they are expected to differ. For the six months ended June 30, 2006, the Company estimates that 10% of restricted stock grants will be forfeited within the first year of the date granted and 5% within the second year of the date granted. Forfeitures beyond the second year of the date granted are estimated to not be material.

During the three and six-month periods ended June 30, 2006, the Company recognized $1.6 million and $3.4 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense. During the three and six-month periods ended June 30, 2005, the Company recognized $1.0 million and $2.1 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense.

The following table summarizes the status of the Company’s restricted shares since December 31, 2005:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2005	501,907	$ 18.88
Granted	314,825	16.08
Vested	(125,588)	17.60
Forfeited	(12,902)	18.72
Nonvested at June 30, 2006	678,242	17.82

The total remaining unrecognized compensation cost related to restricted stock awards is $8.2 million as of June 30, 2006. The weighted average period over which the cost is expected to be recognized is 1.9 years. The fair value of restricted stock vested during the six months ended June 30, 2005 was $18.08 per share.

As of June 30, 2006, the Company had reserved a total of 10.9 million shares of its common stock for issuance under the Plans, including 6.3 million shares that are available for future grants under the 2005 Plan.

Phantom Stock

The Company issues to certain employees phantom stock units that generally vest over a three-year period and are settled through a cash payment equal to the fair value of the Company’s common stock at the dates of vest. In addition, the Company estimates forfeitures when recognizing compensation expense associated with its phantom stock units, and it will adjust its estimate of forfeitures when they are expected to differ. For the three and six-month periods ended June 30, 2006 and 2005, forfeitures were estimated to not be material. The Company records a liability for amounts expected to be payable for phantom stock units, based on the fair value of the Company’s common stock at the balance sheet date less estimated forfeitures. The expense and related liability associated with phantom stock units were not material as of and for the three and six-month periods ended June 30, 2006 and 2005.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	June 30,	December 31,
	2006	2005,
	(In thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$78,564	$75,317
Less allowances for:
Doubtful accounts	(2,983)	(3,993)
Sales discounts and returns	(15,804)	(12,216)
Total, net	$59,777	$59,108
Inventories, net, consist of the following:
Finished goods	$7,972	$4,839
Component parts, raw materials and work-in-process	5,642	4,338
Total	$13,614	$9,177

Accrued expenses and other current liabilities consist of the following:
Accrued advertising costs	$568	$2,994
Inventory purchases	4,243	3,476
Bonuses	3,509	6,302
Fleer pension obligation	2,011	2,257
Litigation accruals	1,318	8,090
Licensing common marketing fund	5,518	3,371
TBW transition costs	2,851	12,501
Interest	2,742	1,853
Treasury share purchases	–	7,407
Other accrued expenses	9,170	9,109
Total	$31,930	$57,360

4.	EARNINGS PER SHARE

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

The total number of shares of common stock outstanding as of June 30, 2006 was 79,619,949 net of treasury shares; assuming the exercise of all outstanding stock options, the vesting of all outstanding restricted stock and the exercise of a warrant to purchase 260,417 shares of the Company’s common stock, that number would be 89,148,429. During the three and six-month periods ended June 30, 2006, 9,196,312 and 9,342,184 shares of common stock, respectively, were issued through stock option exercises.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

Three Months Ended			Six Months End
June 30,			June 30,
2006		2005	2006	2005

Numerator:
Net income	$16,297	$25,787	$33,806	$53,508

Denominator:
Denominator for basic earnings per share	81,393	102,699	83,741	103,625
Effect of dilutive warrants /options/ restricted stock	5,353	6,729	5,407	6,703
Denominator for diluted earnings per share – adjusted weighted average shares	86,746	109,428	89,148	110,328

Basic earnings per share	$0.20	$0.25	$0.40	$0.52
Diluted earnings per share	$0.19	$0.24	$0.38	$0.49

Options to purchase 1.3 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended June 30, 2006 because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5.	DEBT FINANCING

On November 9, 2005, the Company entered into an agreement for a new credit facility with HSBC Bank (the “HSBC Credit Facility”) to provide for a $150 million revolving line of credit with a sub-limit for the issuance of letters of credit. For the quarter ended June 30, 2006, the HSBC Credit Facility was amended to extend the expiration date from October 31, 2007 to March 31, 2008, reduce the facility to $125 million on September 30, 2006 and to $100 million on March 31, 2007, and to adjust a financial covenant. Borrowings under the HSBC Credit Facility ($96.7 million as of June 30, 2006) may be used for working capital and other general corporate purposes and for repurchases of the Company’s common stock. The HSBC Credit Facility contains customary event-of-default provisions and covenants regarding the Company’s net worth, leverage ratio and free cash flow. Borrowings under the HSBC Credit Facility bear interest at HSBC’s prime rate or, at the Company’s choice, at LIBOR-plus 1.25% per annum.

6.	SEGMENT INFORMATION

The Company’s business is divided into three operating segments: Toy, Publishing and Licensing.

Toy Segment

Marvel’s Toy segment is in a period of transition driven by the signing in January 2006 of the Company’s agreement with Hasbro, Inc and the December 2005 early termination of the Company’s agreement with its former exclusive toy licensee, Toy Biz Worldwide, Ltd. (“TBW”).

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

In general, Marvel’s Toy segment creates, designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. Through 2005, the Company’s toy products were based only upon Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action (“TNA”) wrestling and the movie and television shows based on the character Curious George. Other toys based on Marvel characters were produced by TBW under a license from the Company.

As a result of the Company’s early termination of its license with TBW in December 2005, all Marvel character-based toys previously produced for retail by TBW are being produced and sold by the Company’s Toy segment in 2006, along with the categories of toys previously produced by the Company. This change has resulted in increased Toy segment revenues in 2006, as revenues from the Company’s direct sales to retailers are greater than Toy segment revenues in 2005, when the Company received royalty and service fees from TBW. Cost of sales is also greater in 2006, compared with 2005, resulting from the Company’s manufacturing cost to produce and sell toys formerly produced by TBW.

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

Studio Media Licensing

Feature Films. The Company has licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, the Company currently has licenses with Twentieth Century Fox to produce motion pictures featuring characters, including Daredevil/Elektra, The Fantastic Four and X-Men. Marvel also has outstanding licenses with studios for a number of its other characters, including Spider-Man, Ghost Rider, Namor and The Punisher. Under these licenses, the Company generally retains control over merchandising rights and retains more than 50% of merchandising-based royalty revenue.

Television Programs. The Company also licenses Marvel characters for use in television programs, which fuel additional brand awareness for the Company’s characters. Several live-action and animated television shows based on Marvel Characters are currently airing or in development including live-action television programming based on Blade for Spike TV and animated programming based on The Fantastic Four, Iron Man and the X-Men.

Made-for-DVD Animated Feature Films. The Company licenses Marvel characters to an entity controlled by Lions Gate to produce (under the Company’s direction) up to ten feature-length animated films for distribution by Lions Gate directly to the home video market. The first feature, Ultimate Avengers, was released on February 21, 2006 and Ultimate Avengers 2 was released August 8, 2006. Iron Man and Doctor Strange films are currently in production under this license.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

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

Set forth below (in thousands) is certain operating information for the segments of the Company.

	Toys	Publishing	Licensing	Corporate	Total

Three months ended June 30, 2006
Net sales	$25,412	$25,101	$33,850	$–	$84,363
Operating income (loss)	3,295	10,393	19,931	(7,071)	26,548

	Toys	Publishing	Licensing	Corporate	Total

Three months ended June 30, 2005
Net sales	$23,402	$20,864	$43,874	$–	$88,140
Operating income (loss)	13,224	7,898	28,219	(6,259)	43,082

	Toys	Publishing	Licensing	Corporate	Total

Six months ended June 30, 2006
Net sales	$51,986	$48,945	$73,490	$–	$174,421
Operating income (loss)	7,264	19,334	43,661	(11,692)	58,567

	Toys	Publishing	Licensing	Corporate	Total

Six months ended June 30, 2005
Net sales .	$33,902	$43,282	$115,100	$–	$192,284
Operating income (loss) .	17,601	16,783	67,915	(11,261)	91,038

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

7.	BENEFIT PLAN

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Total cost for plan period:
Service cost	$–	$–	$–	$–
Interest cost	287	283	575	567
Expected return on plan assets	(231)	(240)	(462)	(480)
Amortization of:
Unrecognized net transition obligation (asset)	–	–	–	–
Unrecognized prior service cost	(13)	(13)	(27)	(27)
Unrecognized net (gain)/loss	66	45	131	90
Net periodic pension cost	$109	$75	$217	$150

8.	INCOME TAXES

The Company’s effective tax rates for the three and six-month periods ended June 30, 2006 (29.7% and 34.6%, respectively) were lower than the statutory rate due primarily to release of state tax reserves due to a favorable tax ruling during the second quarter of 2006. The Company's effective tax rates for the three and six months ended June 30, 2005 (38.4%) were higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture and Federally tax-free investment returns.

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

During the second quarter of 2006, there was an unusually high amount of nonqualified stock option exercises. These exercises, which generate tax deductions, put the Company into a tax loss position for 2006. In the future, the Company will secure a refund of estimated taxes previously paid with respect to the 2006 year as well as a refund of tax resulting from carryback of the 2006 year tax loss to offset taxable income in prior years. In accordance with FAS123R, the tax benefits related to these exercises increase stockholders' equity rather than reduce tax expense.

The decrease in the three and six-month effective tax rates from 2005 results from several factors with offsetting impacts. The effective rate decreased primarily as a result of state tax reserve release, as discussed above, offset by a decrease in the amount of Joint Venture minority interest.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006

(unaudited)

The Company retains various state and local net operating loss carryforwards of $295 million, which will expire in various jurisdictions in the years 2006 through 2023. As of June 30, 2006, there is a valuation allowance of $2.7 million against certain capital, state, local, and foreign net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

The Company’s tax returns have been examined by both the City and State of New York, and a tentative agreement has been reached with each of these jurisdictions. The results of these examinations are not material to the Company's financial position, results of operations or cash flows. The Company is also under examination by another local jurisdiction.

During the second quarter of 2006, certain tax reserves were increased for potential state and local exposures for ongoing tax examinations and tax uncertainties related to recent interpretations of tax law. Reserves were also increased for potential interest charges on such exposures. Conversely, certain other tax reserves were decreased due to publication of favorable rulings. The ultimate outcome of these and other uncertainties may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the future. The Company believes that accruals recorded for tax liabilities, which relate primarily to state tax issues, are adequate for all open years, based on the Company’s assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

9.	COMMITMENTS AND CONTINGENCIES

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

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	A decrease in the level of media exposure or popularity of our characters
•	Financial difficulties of licensees
•	Changing consumer preferences
•	Movie- and television-production delays and cancellations
•	Transition difficulties between licensees
•	Toy-production delays or shortfalls and continued concentration of toy retailers and toy inventory risk
•	Currency fluctuations and/or the imposition of quotas or tariffs on products manufactured in China
•	Uncertainties to do with our entry into the film production business, such as:
•	We might be unable to attract and retain creative talent
•	Our films might be less successful economically than we anticipate
•	Our films might be more expensive to make than we anticipate
•	Union activity might interrupt our film production
•	We might be disadvantaged by changes or disruptions in the way films are distributed
•	We might lose potential sales because of piracy of films and related products
•	We will be dependent on a single distributor
•	We will depend on our distributor for the implementation of internal controls related to the accounting of film-production activities
•	We might fail to meet the conditions set by the lenders for the funding of films
•	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four
•	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

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

Another aspect of the Licensing segment’s strategy has been to create programs for classic brands beyond single characters, notably Spider-Man. Brands such as Marvel Retro, Marvel Heroes and Spider-Man and Friends feature multiple Marvel characters and draw on storylines from a range of Marvel comics, enabling Marvel to tap into new demographic segments

Major entertainment events play an important role in driving sales of licensed products (whether under a multi-character license or a single-character one), and most of the Licensing segment’s 2006 initiatives are focused on the movie Spider-Man 3, which is scheduled to be released in May 2007. Revenue from Spider-Man 3 merchandise licenses will be recognized beginning in the first quarter of 2007.

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

The Company expects to recognize less revenue in 2006 from renewals of merchandise licenses with its U.S.-based licensees than in either 2004 or 2005 because a relatively small number of those licenses are scheduled to renew in 2006. In addition, the one major Marvel-branded entertainment event scheduled for 2006, the movie X-3, as expected did not contribute significantly to Licensing segment revenue. The Company does not expect to recognize significant revenue related to Spider-Man movie merchandising in 2006. As a result, the Company expects that Licensing segment revenue will be lower in 2006 than in 2005 and 2004 but is expected to improve in 2007 due to the anticipated release of Spider-Man 3 in May 2007.

Publishing

The Company expects continued growth from the direct market and bookstores in 2006. The Publishing segment is also focused on expanding distribution to new channels, such as the mass market, and expanding its product line to a younger demographic. Marvel’s Publishing segment is also in the process of expanding its advertising and promotions business with an increased emphasis on custom publishing. In the second quarter of 2006, the Publishing segment published Civil War, a limited special comic book series which has tie-ins to certain established comic book series. Sales of Civil War and its tie-ins have been strong to date and the Company expects continued momentum from Civil War and its tie-ins throughout 2006.

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

Toys in 2006

Most Marvel character-based toys previously produced for retail by TBW are being produced and sold by the Company’s Toy segment in 2006. The Company also continues to produce toys based on Spider-Man movies and based on licensed-in characters such as Curious George and characters from Code Lyoko and TNA wrestling. Market conditions affecting the toy industry will have more of an impact on the Company (positive and negative) in 2006 than in years when the Company licensed out the right to make and sell toys based on Marvel characters. The Company does not expect 2006 to be as significant a year for Marvel-branded toys as either 2005 (when the movie Fantastic Four was released) or 2007 (when several films featuring Marvel characters, including Spider-Man 3, Fantastic Four 2 and Ghost Rider, are scheduled for release).

The transition from TBW will result in an increase in sales compared with 2005, and a related increase in cost of sales, as the Company will be selling its product directly to the retailer, and incurring the manufacturing costs of these products. However, the transition from TBW has disrupted production and caused cancellations of certain sales orders. Those disruptions and cancellations have adversely affected 2006 toy production and related sales from what had initially been expected.

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

The Company recorded expenses (primarily interest expense) related to the Film Facility of $3.1 million and $5.3 million during the three and six-month periods ended June 30, 2006, respectively. The Company expects that its interest and other expenses related to the Film Facility will be approximately $16 million for all of 2006. The Company is capitalizing, and not treating as expenses, other amounts that it funds to develop the films for which borrowings are expected to be made under the Film Facility.

Marvel Studios is in the process of ramping up its operations to support its increased activities related to the development and production of films to be financed through the Film Facility. Marvel Studios is in the process of adding key personnel to its film operations. In addition, Marvel Studios continues to work on media licensing projects at various stages of development or production.

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

Upon adoption of SFAS 123R, the Company commenced recognizing the compensation expense associated with the unvested portion of previously granted stock option awards that remained outstanding as of January 1, 2006, in the Company’s accompanying Condensed Consolidated Statement of Operations. During the three and six-month periods ended June 30, 2006, the Company recognized $1.7 million and $3.5 million, respectively, classified in selling, general and administrative compensation expense for stock options.

Results of Operations

Three month period ended June 30, 2006 compared with the three month period ended June 30, 2005

Net Sales

The Company's net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing the Company’s toys.

	Three Months ended June 30,
	2006	2005	Change
	(dollars in millions)

Licensing	$ 33.9	$ 43.9	(23)%
Publishing	25.1	20.8	21%
Toys	25.4	23.4	9%
Total	$ 84.4	$ 88.1	(4)%

The Company’s consolidated net sales of $84.4 million for the second quarter of 2006 were $3.7 million lower than net sales in the second quarter of 2005, due to decreased sales from the Licensing segment, which was partially offset by increased sales from the Publishing and Toy segments.

Licensing segment net sales decreased $10.0 million dollars during the second quarter of 2006. The decreases were in domestic merchandise licensing ($7.5 million), international licensing ($1.2 million), and Joint Venture licensing ($6.4 million). The reduction in domestic revenues resulted from a decline in new and renewal contract revenues in the second quarter of 2006. The Joint Venture (associated with licensing around Spider-Man movies) had revenue of only $0.7 million, primarily related to licensing overages associated with the July 2004 release of Spider-Man 2 collected in the second quarter of 2006. These decreases were partially offset by increased revenues from the Studio division ($5.7 million), primarily as a result of revenues derived from movies based on Spider-Man. The 2005 period did not benefit from similar studio revenues.

Sales from the Publishing segment increased $4.3 million to $25.1 million for the three months ended June 30, 2006 primarily due to higher sales of trade paperbacks and hard cover books into the direct and book market channels. In addition, the Publishing segment’s comic book sales into the direct and newsstand markets increased primarily due to strong sales associated with Civil War, a limited special comic book series which has tie-ins to certain established comic book series. The second quarter of 2006 also benefited from sales into new distribution channels. These factors, in the aggregate, accounted for $5.2 million of an increase over the prior year’s period. These increases were partially offset by decreases in the Publishing segment’s advertising and custom publishing businesses.

As a result of terminating the TBW license at the end of 2005, 2006 Toy segment revenues of $25.4 million are based on the Company’s direct sales to retailers, compared with 2005, when Toy segment revenues were primarily based on the royalty and service fees earned by the Company from TBW. Primarily as a result of this change, Toy segment revenues increased $2.0 million compared to the prior year period. In the second quarter of 2005, Toy segment revenues included $19.7 million of royalty and service fee revenue earned by the Company associated with $62.1 million wholesale value of TBW’s sales to retailers. Sales to retailers decreased primarily due to the launch of the Fantastic Four movie toy line in the second quarter of 2005 and the transition from TBW, which disrupted production and caused cancellations of certain sales orders, adversely affecting related sales during the second quarter of 2006. Production disruptions are anticipated to continue into the quarter ending September 30, 2006.

Cost of Revenues

	Three months ended June 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	10.8	43%	9.3	45%
Toys	12.2	48%	1.8	8%
Total	$ 23.0	27%	$ 11.1	13%

Consolidated cost of revenues increased $11.9 million to $23.0 million for the second quarter of 2006 compared with the second quarter of 2005, primarily due to increased toy-production costs, resulting from the Company’s direct manufacture and sale of toys formerly licensed to TBW. As a result of the higher cost of revenues, coupled with lower total revenues, the Company’s consolidated cost of revenues as a percentage of sales increased to 27% for the quarter ended June 30, 2006, as compared to 13% in the comparable 2005 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues. The Company generally hires writers and artists on a freelance basis but has exclusive contracts with certain key writers and artists. In addition, the Company contracts-out the printing of its comic books to unaffiliated companies and these costs are subject to fluctuations in paper prices. Publishing segment cost of revenues as a percentage of Publishing segment sales decreased from 45% in 2005 to 43% in 2006 as a result of higher unit sales of comic books, which more effectively absorb art and editorial costs, as these costs are unaffected by the sales volume for any title. In addition, the Company instituted price increases on certain comic book titles to help offset the rising cost of talent and paper costs.

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing. The increase in Toy segment cost of revenues from 8% of Toy segment net sales during the second quarter of 2005 to 48% during the second quarter of 2006 reflects manufacturing cost to produce toys formerly produced under license by TBW, for which the Company incurred no manufacturing costs.

Selling, General and Administrative Expenses

	Three Months ended June 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 14.8	44%	$ 15.8	36%
Publishing	3.9	16%	3.7	18%
Toys	6.7	26%	7.5	32%
Corporate Overhead	7.1	N/A	6.2	N/A
Total	$ 32.5	39%	$ 33.2	38%

Consolidated selling, general and administrative (“SG&A”) expenses of $32.5 million for the second quarter of 2006 were consistent with the SG&A expenses in the comparative prior period. Consolidated SG&A as a percentage of net sales increased slightly to 39%, from 38%, for the quarter ended June 30, 2006 due to the decrease in net sales.

Licensing segment SG&A expenses consist primarily of payroll and royalties owed to movie studios for the studios’ share of royalties. The Company generally pays movie studio licensees up to 50% of merchandising-based royalty revenue from the licensing of both “classic” and “movie” versions of characters featured in the films. Licensing segment SG&A decreased $1.0 million principally as a result of a $2.9 million decrease in royalties payable to studios in 2006, partially offset by compensation increases related to the expensing of stock options and earned bonuses.

Publishing SG&A expenses for the quarters ended June 30, 2006 and 2005, consisting primarily of payroll, distribution fees and other miscellaneous overhead costs, remained at consistent levels.

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, royalties payable to movie studios for their share of certain toy sales, and royalties payable on toys based on characters licensed from third parties, such as Universal (licensor of the Curious George character), and on toys developed by outside inventors. Toy segment SG&A expenses decreased $0.8 million principally as a result of reduced advertising ($2.7 million) and studio royalty obligations ($1.7 million) due to lower sales. These decreases were partially offset by the absence of SG&A reimbursements from TBW ($2.5 million in the second quarter of 2005) and increased warehousing fees, as a result of the Company manufacturing its own products. This net decrease caused Toy segment SG&A expenses to decrease as a percentage of Toy segment sales from 32% during the second quarter of 2005 to 26% during the second quarter of 2006.

Corporate overhead expenses, consisting primarily of payroll and legal fees, increased $0.9 million for the second quarter of 2006 principally due to increased compensation ($2.8 million) primarily related to the accounting for stock options and employee payroll taxes related to stock option exercises, which was partially offset by a decrease in legal fees ($1.7 million).

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million to $3.7 million in the second quarter of 2006 (from $1.1 million in the second quarter of 2005) as a result of increased tooling required for the Company’s production of its toys and the short period of time over which the majority of these costs are being amortized, as described below. Tooling, product design and development and packaging design costs, which are attributable to the toy business, are normally amortized over the estimated life of the respective product. As a result of the year-end transition to Hasbro, the life of the tooling, product design and development and packaging design costs associated with Marvel character-based toys is estimated to end by year-end 2006, as the Company will no longer be producing these toys.

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is no longer amortized but is subject to annual impairment tests. The Company’s most recent annual impairment reviews did not result in an impairment charge.

Other Income

Other income increased $0.8 million to $1.2 million in the second quarter of 2006 (from $0.4 million in the second quarter of 2005). Other income increased primarily as a result of the increase in the fair value of the Company’s interest rate cap associated with the Film Facility.

Operating Income

	Three Months ended June 30,
	2006		2005
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 19.9	59%	$ 28.2	64%
Publishing	10.4	41%	7.9	38%
Toys	3.3	13%	13.2	56%
Corporate Overhead	(7.1)	N/A	(6.2)	N/A
Total	$ 26.5	31%	$ 43.1	49%

Consolidated operating income decreased $16.6 million to $26.5 million for the second quarter of 2006, primarily due to lower sales in the Licensing segment, which generate the highest margins, and higher compensation costs associated with the accounting for stock options and related employee benefits. This also caused consolidated operating margin during the second quarter of 2006 to decrease from 49% to 30%.

Operating margins decreased in the Licensing segment from 64% during the second quarter of 2005 to 59% during second quarter of 2006 as a result of lower licensing sales domestically and from lower Joint Venture licensing. The studio share expense associated with Joint Venture revenues is classified as minority interest expense, and therefore, such revenues have higher margins than other License segment revenue streams, where the related royalty expense payable to studios is recorded within SG&A expense.

Operating margins increased in the Publishing segment from 38% in the second quarter of 2005 to 41% in the second quarter of 2006 as a result of increased comic book and trade sales without commensurate cost increases.

Operating margins decreased in the Toy segment to 13% in the second quarter of 2006 from 56% in the second quarter of 2005 as a result of increased cost of sales associated with the direct manufacture and sale of toys previously licensed out to TBW.

Interest Expense (Income), Net

The Company had net interest expense of $3.1 million in the second quarter of 2006, compared to net interest income of $1.4 million in the second quarter of 2005.. This represents a $4.5 million increase in net interest expense resulting from currently outstanding debt related to the Film Facility Obligation and borrowings under a credit facility. There was no outstanding debt during the second quarter of 2005. Interest income was earned on the Company’s cash equivalents and short-term investments.

Income Taxes

The Company’s effective tax rate for the three month period ended June 30, 2006 (29.7%) was lower than the statutory rate due primarily to release of state tax reserves due to a favorable tax ruling during the second quarter of 2006. The Company's effective tax rate for the three months ended June 30, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture and Federally tax-free investment returns.

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

The decrease in the three month effective tax rate from 2005 results from several factors with offsetting impacts. The effective rate decreased primarily as a result of a state tax reserve release, as discussed above, offset by a decrease in the amount of Joint Venture minority interest.

During the second quarter of 2006, there was an unusually high amount of nonqualified stock option exercises. These exercises, which generate tax deductions, put the Company into a tax loss position for 2006. In the future, the Company will secure a refund of estimated taxes previously paid with respect to the 2006 year as well as a refund of tax resulting from carryback of the 2006 year tax loss to offset taxable income in prior years. In accordance with FAS 123R, the tax benefits related to these exercises increase stockholders' equity rather than reduce tax expense.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $0.2 million in the second quarter of 2006 and $1.6 million in the second quarter of 2005. This decrease of $1.4 million reflects the continued decreased operations from licensing associated with the July 2004 release of Spider-Man 2.

Earnings per Share

Diluted earnings per share declined to $0.19 in the second quarter of 2006 from $0.24 in the second quarter of 2005 reflecting a 37% decrease in net income partially offset by a 21% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 17.1 million shares made between July 1, 2005 and June 30, 2006.

Six month period ended June 30, 2006 compared with the six month period ended June 30, 2005

Net Sales

	Six Months ended June 30,
	2006	2005	Change
	(dollars in millions)

Licensing	$ 73.5	$ 115.1	(36)%
Publishing	48.9	43.3	13%
Toys	52.0	33.9	53%
Total	$174.4	$192.3	(9)%

The Company’s consolidated net sales of $174.4 million for the first half of 2006 were $17.9 million lower than net sales in the first half of 2005, due to decreased sales from the Licensing segment, which was partially offset by increased sales from the Publishing and Toy segments.

Licensing segment net sales decreased $41.6 million during the first half of 2006. The decreases were in domestic merchandise ($16.3 million), studio ($9.9 million), and Spider-Man 2 Joint Venture ($15.4 million) licensing. The reduction in domestic revenues resulted from a decline in new and renewal contract revenues in the first half of 2006. During the first half of 2005, Marvel’s studio division benefited from $11.4 million in revenues derived from movies based on the Spider-Man movie property, and $5.3 million of revenues derived from the X-men movie property. The 2006 period benefited from the Spider-Man movie property ($6.0 million). The Joint Venture had revenue of only $2.7 million, primarily related to Spider-Man 2 overages collected in the first half of 2006.

Sales from the Publishing segment increased $5.6 million for the six months ended June 30, 2006 due to higher sales of trade paperbacks and hard cover books into the direct and book market channels. In addition, the Publishing segment’s comic book sales into the direct and newsstand markets increased primarily due to strong sales associated with Civil War, a limited special comic book series which has tie-ins to certain established comic book series. The first half of 2006 also benefited from sales into new distribution channels. These factors, in the aggregate, accounted for $7.1 million of an increase over the prior year’s period. These increases were partially offset by decreases in the Publishing segment’s advertising and custom publishing businesses.

Primarily as a result of terminating the TBW license and commencing manufacture and sale of toys, Toy segment revenues increased $18.1 million compared to the prior year period. In the first half of 2005, Toy segment revenues included royalty and service fee revenue earned by the Company from $84.9 million wholesale value of TBW’s sales to retailers. Sales to retailers decreased in 2006 primarily due to the launch of the Fantastic Four movie toy line in the first half of 2005 and, in April 2006, the relocation of nearly the Company’s entire stock of molds and tooling away from TBW controlled factories. That transition has disrupted production and caused cancellations of certain sales orders, adversely affecting toy production and related sales during the first half of 2006.

Cost of Revenues

	Six months ended June 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	22.0	45%	19.3	45%
Toys	24.8	48%	4.2	12%
Total	$ 46.8	27%	$ 23.5	12%

Consolidated cost of revenues increased $23.3 million to $46.8 million for the first half of 2006 compared with the first half of 2005, primarily due to increased toy-production costs, resulting from the Company’s manufacturing cost to produce and sell toys formerly produced under license by TBW. As a result of the higher cost of revenues, coupled with lower total revenues, the Company’s consolidated cost of revenues as a percentage of sales increased to 27% for the six months ended June 30, 2006, as compared to 12% in the comparable 2005 period.

Publishing segment cost of revenues as a percentage of Publishing segment sales for the first half of 2006 remained consistent with the prior year period. The rising costs of talent were offset by higher unit sales of comic books, which more effectively absorb these costs, as these costs are unaffected by the sales volume for any title. In addition, the Company instituted price increases on certain comic book titles to help offset the rising talent costs and increased paper costs.

The increase in Toy segment cost of revenues from 12% of Toy segment net sales during the first half of 2005 to 48% during the first half of 2006 reflects manufacturing costs to produce toys formerly produced under license by TBW, for which the Company incurred no manufacturing costs.

Selling, General and Administrative Expenses

	Six Months ended June 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 30.7	42%	$ 47.3	41%
Publishing	7.6	16%	7.2	17%
Toys	16.2	31%	10.5	31%
Corporate Overhead	11.7	N/A	11.9	N/A
Total	$ 66.2	38%	$ 76.9	40%

Consolidated selling, general and administrative (“SG&A”) expenses decreased $10.7 million to $66.2 million for the first half of 2006, primarily due to the one-time charge in 2005 of $10 million included in the licensing segment associated with the settlement of litigation with Stan Lee. Despite overall lower revenue, consolidated SG&A as a percentage of net sales decreased to 38% for the six months ended June 30, 2006 as compared to 40% for the prior year period, as a result of this decrease in SG&A.

Licensing segment SG&A decreased $16.6 million (35%) principally as a result of the non-recurring 2005 Stan Lee settlement charge and greater royalties payable to studios in 2005.

Publishing SG&A expenses for the six months ended June 30, 2006 and 2005 remained at consistent levels.

Toy segment SG&A expenses increased $5.7 million principally as a result of the absence of SG&A reimbursements from TBW ($4.2 million in the first half of 2005), charges related to the transition from the TBW license and increased warehousing fees, as a result of the Company manufacturing its own products. These increases were partially offset by reduced advertising costs ($2.7 million) in the first half of 2006. Toy segment SG&A expenses, as a percentage of Toy segment sales, remained consistent between the first half of 2006 and the first half of 2005.

Corporate overhead expenses decreased $0.2 million for the first half of 2006 principally due to a decrease in legal fees ($3.0 million), which was partially offset by an increase in compensation expense ($3.0 million) primarily related to the accounting for stock options and employee payroll taxes related to stock option exercises.

Depreciation and Amortization

Depreciation and amortization expense increased $3.9 million to $6.0 million in 2006 (from $2.1 million in 2005) as a result of increased tooling required for the Company’s production of its toys and the short period of time over which the majority of these costs are being amortized, as described below. Tooling, product design and development and packaging design costs, which are attributable to the toy business, are normally amortized over the estimated life of the respective product. As a result of the year-end 2006 transition to Hasbro, the life of the tooling, product design and development and packaging design costs associated with Marvel character-based toys is estimated to end by year-end 2006, as the Company will no longer be producing these toys.

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is no longer amortized but is subject to annual impairment tests. The Company’s most recent annual impairment reviews did not result in an impairment charge.

Other Income

Other income increased $1.9 million to $3.1 million in 2006 (from $1.2 million in 2005). Other income increased from payments received for the Company’s agreement to vacate leased property earlier than provided for in a lease and the Company’s agreement to allow its tenant to vacate the Company’s owned property (in Mexico) earlier than provided for in its lease (aggregating $1.6 million) and as a result of the increase in the fair value ($0.9 million) of the Company’s interest rate cap associated with the Film Facility in the first half of 2006, as compared to amounts received in settlement of a legal dispute ($0.7 million) in the first half of 2005.

Operating Income

	Six Months ended June 30,
	2006		2005
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 43.7	59%	$ 67.9	59%
Publishing	19.3	39%	16.8	39%
Toys	7.3	14%	17.6	52%
Corporate Overhead	(11.7)	N/A	(11.3)	N/A
Total	$ 58.6	34%	$ 91.0	47%

Consolidated operating income decreased $32.4 million primarily due to lower sales in the Licensing segment, which generate the highest margins. This also caused consolidated operating margin during the first half of 2006 to decrease to 34% from 47% during the first half of 2005.

The operating margins in the Licensing segment remained consistent between the first half of 2005 and the first half of 2006. The lower SG&A costs in the first half of 2006 due to the non-recurring 2005 Stan Lee settlement and higher studio royalty expense in the first half of 2005 were offset by the reduction in licensing revenue, principally Joint Venture revenues, which is classified as minority interest expense, and therefore, such revenues have higher margins than other License segment revenue streams, where the related royalty expense payable to studios is recorded within SG&A expense.

The Operating margins in the Publishing segment remained consistent between the first half of 2005 and the first half of 2006. Increased talent and paper costs were offset by increased sales, specifically increased comic book sales, which more effectively absorb the fixed nature of talent costs.

Operating margins decreased in the Toy segment to 14% in the first half of 2006 from 52% in the first half of 2005 as a result of increased cost of sales and other costs associated with the transition from TBW to the direct manufacture and sale of Marvel toys.

Interest Expense (Income), Net

The Company had net interest expense of $5.9 million in the first half of 2006, compared to net interest income of $2.6 million in the first half of 2005. This represents an $8.5 million increase in net interest expense resulting from currently outstanding debt related to the Film Facility Obligation and borrowings under a credit facility. There was no outstanding debt during the first half of 2005. Interest income was earned on the Company’s cash equivalents and short-term investments.

Income Taxes

The Company’s effective tax rate for the six-month period ended June 30, 2006 (34.6%) was lower than the statutory rate due primarily to the release of state tax reserves due to a favorable tax ruling during the second quarter of 2006. The Company's effective tax rate for the six months ended June 30, 2005 (38.4%) was higher than the Federal statutory rate due primarily to state and local taxes offset by the effects of the consolidation of the Joint Venture and Federally tax-free investment returns.

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

The decrease in the six-month effective tax rate from 2005 results from several factors with offsetting impacts. The effective rate decreased primarily as a result of a state tax reserve release, as discussed above, offset by a decrease in the amount of Joint Venture minority interest.

During the second quarter of 2006, there was an unusually high amount of nonqualified stock option exercises. These exercises, which generate tax deductions, put the Company into a tax loss position for 2006. In the future, the Company will secure a refund of estimated taxes previously paid with respect to the 2006 year as well as a refund of tax resulting from carryback of the 2006 year tax loss to offset taxable income in prior years. In accordance with FAS 123R, the tax benefits related to these exercises increase stockholders' equity rather than reduce tax expense.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $0.7 million in the first half of 2006 and $4.1 million in the first half of 2005. This decrease of $3.4 million reflects the continued decreased operations associated with merchandise licensing associated with the July 2004 release of Spider-Man 2.

Earnings per Share

Diluted earnings per share declined to $0.38 in the first half of 2006 from $0.49 in the first half of 2005 reflecting a 37% decrease in net income partially offset by a 19% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 17.1 million shares made between July 1, 2005 and June 30, 2006.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents, cash flows from operations, the Film Facility and the HSBC Credit Facility (defined below). The Company anticipates that its primary uses for liquidity will be to conduct its business and to repurchase its common stock.

Net cash provided by operating activities increased $41.1 million to $81.1 million during the first half of 2006, compared to $40.0 million during the first half of 2005, primarily due to the receipt of the $105 million Hasbro advance, which was classified as deferred revenue, and was partially offset by payments made in connection with the termination of the TBW license, interest payments and lower operating income.

The Company had a working capital deficit of $78.9 million at June 30, 2006 compared with a working capital deficit of $9.8 million at December 31, 2005, a decline of $69.1 million. This decline is primarily the result of the Company using short-term investments and operating cash to finance its stock repurchase plan described below.

Net cash flows from investing activities for the quarter ended June 30, 2006 reflect the sale of short-term investments to finance the Company’s common stock repurchase program described below, partially offset by capital expenditures of $12.5 million required by the Company’s transition from the TBW license.

During the first quarter of 2006, the Company repurchased 7.2 million shares of its common stock at a cost of $124.3 million (including $17.3 million for repurchases settled in April 2006) under a stock repurchase program authorized in November 2005. In addition, during the second quarter of 2006, the Company repurchased 8.4 million additional shares of its common stock at a cost of $163.1 million under the November 2005 program and subsequent programs announced on May 4 and June 5, 2006. There were no repurchases of common stock during the first quarter of 2005. The 2006 repurchases were financed through the sale of short-term investments, cash generated from operations and borrowings under the HSBC Credit Facility (defined below). As of August 4, 2006, $50.0 million of treasury stock authorization remained unused.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on Marvel’s characters. The Film Facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank credit, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. The Company entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for outstanding debt under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. Pursuant to the terms of the financing, the mezzanine credit will be drawn on first and will remain outstanding for the life of the senior bank facility. As of June 30, 2006, MVL Film Finance LLC had $28.0 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs, and interest thereon, related to the development and closing of the facility. The Company must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility. The Company is in compliance with its covenants under the Film Facility.

The Company maintains a credit facility with HSBC Bank USA, National Association (the “HSBC Credit Facility”), as amended, to provide for a $150 million revolving credit line (this amount decreases to $125 million on September 30, 2006 and to $100 million on March 31, 2007) with a sublimit for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by the Company for working capital and other general corporate purposes and for repurchases of the Company’s common stock. As of June 30, 2006, $0.3 million of letters of credit were outstanding, and borrowings under the HSBC Credit Facility aggregated $96.7 million. The HSBC Credit Facility, which expires on March 31, 2008, contains customary event-of-default provisions and covenants regarding the Company’s net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien in (a) the Company’s accounts receivable, (b) the Company’s rights under its toy license with Hasbro and (c) all stock of the Company repurchased by the Company after the date of the HSBC Credit Facility. Borrowings under the facility bear interest at HSBC’s prime rate or, at the Company’s choice, at LIBOR-plus-1.25% per annum.

The Company believes that its cash and cash equivalents, cash flows from operations, the Film Facility, the HSBC Credit Facility and other sources of liquidity will be sufficient for the Company to conduct its business and repurchase its common stock in accordance with such authorizations as may be provided by the Company’s Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2006
April	1,076,689	20.18	1,076,689
May	4,595,300	19.30	4,595,300
June	2,717,150	19.39	2,717,150

Total	8,389,139	$ 19.44	8,389,139	$50 million(b)

(a)

This column represents the number of shares repurchased through the following common stock repurchase programs: (1) a program announced on November 9, 2005, under which the Company was authorized to repurchase up to $250 million worth of its common stock; (2) a program announced on May 4, 2006 (after completion of the previous program) under which the Company was authorized to repurchase up to $100 million worth of its common stock through May 31 2007; and (3) a program announced on June 5, 2006 (after completion of the previous program), under which the Company was authorized to repurchase up to $100 million worth of its common stock through May 31, 2007.

(b)	As of June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

All matters submitted to a vote of security holders during the quarter ended June 30, 2006 were submitted at the Company’s 2006 Annual Meeting of Stockholders, which was held on May 4, 2006. The matters were as follows:

1.

A proposal to elect two Class II directors of the Company to serve until the election and qualification of their respective successors. This proposal carried. With respect to the election of Avi Arad, 79,579,323 votes were cast in favor and 1,110,932 votes were withheld; with respect to the election of Richard L. Solar, 80,325,968 votes were cast in favor and 364,287 votes were withheld. However, (i) as reported in a Current Report on Form 8-K filed with the Security and Exchange Commission on June 5, 2006, Mr. Arad resigned from his position as a director of the Company on May 31, 2006 and (ii) as reported in a Current Report on Form 8-K filed with the Security and Exchange Commission on June 21, 2006, James W. Breyer was elected by the Company’s board of directors on June 20, 2006 as a Class II director of the Company to serve until the election and qualification of his successor.

2.

A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2006. This proposal carried, receiving 80,519,675 votes cast in favor and 123,271 votes cast against; there were 47,309 abstentions.

.

ITEM 5. OTHER EVENTS.

On August 7, 2006, the Company entered into an amendment, dated and effective as of June 30, 2006, to its Credit Agreement with HSBC Bank USA, National Association, dated as of November 9, 2005. The amendment, attached to this report as Exhibit 10.5, reduced the minimum amount of “Net Worth” required by one of the credit agreement’s covenants.

ITEM 6. EXHIBITS.

10.1	Agreement and General Release between the Company and Timothy E. Rothwell effective as of July 14, 2006.*
10.2	Agreement and General Release between the Company and Bruno Maglione effective as of July 14, 2006.*
10.3	Amendment No. 1 and Reaffirmation Agreement dated as of January 18, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association.
10.4	Amendment No. 2 and Reaffirmation Agreement dated as of June 28, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association.
10.5	Amendment No. 3 and Reaffirmation Agreement dated as of June 30, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

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

Dated: August 8, 2006