Form 10-Q/A
period 2006-06-30
Marvel Entertainment, Inc.
filed 2006-08-09
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.  All references in this amendment to this “Form 10-Q” or the “Quarterly Report on Form 10-Q” shall refer to this amendment.  The only change made in this amendment is to correct a typographical error that appears on page 4 of the original filing in the “Condensed Consolidated Statements of Cash Flows” (the “Statement”).  Under the column heading “2006” in the Statement, the amount reflected in “Deferred income taxes” has been changed from the previously reported amount of $(326) (in thousands) to $(126) (in thousands).

All other information contained in the original filing remains unchanged.

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

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months
	Ended
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$33,806	$53,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,952	2,143
Provision for doubtful accounts	–	329
Amortization of deferred financing costs	2,490	–
Unrealized gain on interest rate cap	(949)	–
Non-cash charge for stock-based compensation	6,850	2,049
Excess tax benefit from stock-based compensation	(56,601)	3,247
Gain on sale of fixed assets	(19)	–
Deferred income taxes	(126)	3,711
Minority interest in joint venture (net of distributions of $3,445 in 2006 and $12,731 in 2005)	(2,778)	(8,592)
Changes in operating assets and liabilities:
Accounts receivable	(4,874)	19,723
Income tax receivable	–	(7,634)
Inventories	(4,437)	(1,466)
Prepaid expenses and other current assets	(211)	(2,281)
Other assets	(1,281)	(67)
Deferred revenue	127,579	(12,022)
Income taxes payable	(3,527)	(10,129)
Accounts payable, accrued expenses and other current liabilities	(20,795)	(2,522)
Net cash provided by operating activities	81,079	39,997

Cash flows from investing activities:
Payment of administrative claims and unsecured claims, net	–	(50)
Purchases of molds, tools and equipment	(7,009)	(1,382)
Expenditures for product and package design	(5,485)	(557)
Proceeds from sale of fixed assets	38	–
Sales of short-term investments	80,671	285,883
Purchases of short-term investments	(65,532)	(193,274)
Change in restricted cash	3,197	18,152
Net cash provided by investing activities	5,880	108,772

Cash flows from financing activities:
Proceeds from film slate facility	2,200	–
Proceeds from credit facility	96,700	–
Purchases of treasury stock	(287,350)	(142,409)
Exercise of stock options	31,620	5,370
Excess tax benefit from stock-based compensation	56,601	–
Net cash used in financing activities	(100,229)	(137,039)

Effect of exchange rates on cash	40	–
Net (decrease) in cash and cash equivalents	(13,230)	11,730
Cash and cash equivalents, at beginning of period	24,227	19,174
Cash and cash equivalents, at end of period	$10,997	$30,904

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,513	$–
Income taxes paid during the period	21,980	47,446

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

Dated: August 9, 2006