Form 10-Q
period 2006-09-30
Marvel Entertainment, Inc.
filed 2006-11-08
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

MARVEL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3711775

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

417 Fifth Avenue, New York, NY	10016

(Address of principal executive offices)	(Zip Code)

(212)-576-4000

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 6, 2006, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 84,845,992, including 4,482,561 shares of restricted stock.

(i)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,888	$24,227
Restricted cash	7,419	8,383
Short–term investments	–	15,139
Accounts receivable, net	71,235	59,108
Inventories, net	11,874	9,177
Deferred income taxes, net	19,553	19,553
Prepaid expenses and other current assets	7,805	4,785
Total current assets	152,774	140,372

Molds, tools and equipment, net	8,361	5,659
Product and package design costs, net	2,671	1,023
Film production costs	4,341	–
Goodwill	341,708	341,708
Accounts receivable, non–current portion	20,248	20,290
Income tax receivable	52,025	–
Deferred income taxes, net	37,795	36,460
Deferred financing costs	17,016	20,751
Advances to joint venture partner	7,180	3,489
Other assets	2,886	3,794

Total assets	$647,005	$573,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,114	$3,724
Accrued royalties	75,849	65,891
Accrued expenses and other current liabilities	38,162	57,360
Income taxes payable	7,805	12,295
Deferred revenue	134,073	10,865
Total current liabilities	265,003	150,135
Deferred revenue, non-current portion	38,418	24,787
Credit Facility	79,700	–
Film slate facility obligation	29,600	25,800
Other liabilities	9,549	12,224
Total liabilities	422,270	212,946

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized,127,103,779 issued and 80,009,558 outstanding in 2006 and 121,742,534 issued and 90,205,853 outstanding in 2005	1,271	1,217
Deferred stock compensation	–	(6,242)
Additional paid-in capital	692,802	594,873
Retained earnings	216,768	169,762
Accumulated other comprehensive loss	(3,220)	(3,474)
Total stockholders’ equity before treasury stock	907,621	756,136
Treasury stock, at cost, 47,094,221 shares in 2006 and 31,536,681 shares in 2005	(682,886)	(395,536)
Total stockholders’ equity	224,735	360,600

Total liabilities and stockholders’ equity	$647,005	$573,546

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2006		2005	2006	2005
	(in thousands, except per share amounts)

Net sales	$92,161	$81,128	$266,582	$273,412

Costs and expenses:
Cost of revenues (excluding depreciation expense)	29,681	14,105	76,437	37,545
Selling, general and administrative	29,965	30,686	96,242	107,597
Depreciation and amortization	3,281	1,232	9,233	3,375
Total costs and expenses	62,927	46,023	181,912	148,517
Other (expense) income, net	(1,607)	245	1,524	1,493
Operating income	27,627	35,350	86,194	126,388
Interest expense	4,641	945	11,594	945
Interest income	161	546	1,233	3,118
Income before income taxes and minority interest	23,147	34,951	75,833	128,561
Income tax expense	9,742	11,158	27,955	47,121
Minority interest in consolidated joint venture	205	401	872	4,540
Net income	$13,200	$23,392	$47,006	$76,900

Basic earnings per share attributable to common stock	$0.17	$0.24	$0.57	$0.76
Weighted average number of basic shares outstanding	79,717	96,647	82,385	101,273

Diluted earnings per share attributable to common stock	$0.16	$0.23	$0.53	$0.71
Weighted average number of diluted shares outstanding	84,854	103,174	87,936	107,918

Comprehensive income:
Net income	$13,200	$23,392	$47,006	$76,900
Other comprehensive loss	(138)	(66)	(254)	(197)
Comprehensive income	$13,062	$23,326	$46,752	$76,703

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$47,006	$76,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,233	3,375
Amortization of deferred financing costs	3,735	477
Unrealized loss on interest rate cap	818	–
Non-cash charge for stock-based compensation	8,868	3,234
Excess tax benefit from stock-based compensation	(60,668)	6,186
Gain on sale of equipment	(19)	–
Impairment of building	864	–
Deferred income taxes	(1,335)	(240)
Minority interest in joint venture (net of distributions of $4,563 in 2006 and $15,671 in 2005)	(3,691)	(11,130)
Changes in operating assets and liabilities:
Accounts receivable	(12,085)	22,292
Income tax receivable	–	(15,300)
Inventories	(2,697)	(2,499)
Prepaid expenses and other current assets	(3,020)	(1,364)
Film production costs	(4,341)	–
Other assets	90	(67)
Deferred revenue	136,839	(13,299)
Income taxes payable	4,153	(10,129)
Accounts payable, accrued expenses and other current liabilities	(7,237)	(1,153)
Net cash provided by operating activities	116,513	57,283

Cash flows from investing activities:
Payment of administrative claims and unsecured claims, net	–	(50)
Purchases of molds, tools and equipment	(8,723)	(2,214)
Expenditures for product and package design	(5,743)	(722)
Proceeds from sale of fixed assets	38	–
Sales of short-term investments	80,671	320,022
Purchases of short-term investments	(65,532)	(219,877)
Change in restricted cash	964	23,680
Net cash provided by investing activities	1,675	120,839

Cash flows from financing activities:
Proceeds from film slate facility	3,800	24,800
Borrowings from credit facility	152,200	–
Repayments of credit facility	(72,500)	–
Deferred financing costs	–	(24,714)
Purchases of treasury stock	(287,350)	(191,886)
Exercise of stock options	35,517	5,384
Excess tax benefit from stock-based compensation	60,668	–
Net cash used in financing activities	(107,665)	(186,416)

Effect of exchange rates on cash	138	–
Net increase (decrease) in cash and cash equivalents	10,661	(8,294)
Cash and cash equivalents, at beginning of period	24,227	19,174
Cash and cash equivalents, at end of period	$34,888	$10,880

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,062	$–
Income taxes paid during the period	$25,261	$67,330

Supplemental disclosure of non-cash financing activities:
Common stock warrants issued in settlement of deferred financing costs	$–	$1,065

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows of the Company for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine-month periods ended September 30, 2006 and the unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2006 are not necessarily indicative of those for the full year ending December 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information on the Company's historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The prior period amount for change in restricted cash has been reclassified in the accompanying Condensed Consolidated Statement of Cash Flows to conform with the current period's presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

The Company is one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

The Company’s business is divided into three integrated and complementary operating segments: its Licensing segment, Publishing segment and Toy segment. Marvel Studios’ operations are included in the Licensing segment, as currently the business activities of Marvel Studios primarily relate to the licensing of Marvel characters to third-party motion picture and television producers. The Company expects that in the future, the expansion of the studio operations to include Marvel-produced feature films financed via the Company’s $525 million film slate facility (the “Film Facility”) will cause the Company to treat Marvel Studios as a separate segment. The Film Facility is described below.

The Company and Sony Pictures Entertainment Inc. (“Sony Pictures”) have entered into a joint venture, called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. Effective April 2004, the operations of the Joint Venture, previously recorded under the equity method, have been consolidated in the Company’s accompanying financial statements as a result of the Company then assuming control of all significant decisions relating to the ordinary course of business of the Joint Venture and receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in the Company’s Licensing segment.

The Company recently entered into film-production activities, with the Company’s closing in September 2005 of a $525 million financing for a slate of films to be produced by Marvel Studios. The Film Facility will enable the Company to produce its own slate of feature films. In connection with the Film Facility, the Company formed the following subsidiaries: MVL Rights LLC, MVL Productions LLC, Incredible Productions LLC, Iron Works Productions LLC and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets and credit of MVL Rights LLC, Incredible Productions LLC, Iron Works Productions LLC and MVL Film Finance LLC are not available to satisfy the debts and other obligations of Marvel Entertainment, Inc, or any of its other subsidiaries, or any other persons.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

The year 2006 is a transitional one for the Company’s Toy segment operations. In late 2005, the Company terminated its agreement with its exclusive toy licensee and in early 2006 the Company entered into a multi-year licensing agreement with Hasbro.

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

Film Production Costs

The Company is working on concept development and pre-production for several new motion picture projects, the costs of which, primarily salaries and script development, are capitalized as film costs in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films”. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Accounting for Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. SFAS 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to the Company's results of operations for the nine months ended September 30, 2006.

Stock Options

Upon adoption of SFAS 123R, the Company commenced recognizing, over the remaining requisite service period, the compensation expense associated with the unvested portion of previously granted stock option awards that remained outstanding as of January 1, 2006, in the Company's accompanying Condensed Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2006. There have been no stock option awards issued during 2006. During the three and nine-month periods ended September 30, 2006, the Company recognized $1.1 million and $4.6 million of compensation expense, respectively, associated with stock options, which was classified in selling, general and administrative expense. The charge for the three months ended September 30, 2006, net of income tax benefit of $0.4 million, had no effect on basic and diluted earnings per share. The charge for the nine months ended September 30, 2006, net of income tax benefit of $1.7 million, reduced basic and diluted earnings per share by $0.04. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock-based awards as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash flows. The tax benefit to be realized from stock-based compensation totals $60.7 million for the nine

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

months ended September 30, 2006. The actual tax benefit realized from stock-based compensation totaled $6.2 million for the nine months ended September 30, 2005. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified $6.2 million of deferred stock compensation to additional paid-in capital in its condensed consolidated balance sheet.

Consistent with the Company’s valuation method for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards under SFAS 123R. In addition, the Company estimates forfeitures when recognizing compensation expense associated with its stock options, and it will adjust its estimate of forfeitures when they are expected to differ. For the three and nine-month periods ended September 30, 2006, forfeitures are estimated to not be material. Key input assumptions used to estimate the fair value of stock options include the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.

The total remaining unrecognized compensation cost related to nonvested stock option awards was $3.7 million as of September 30, 2006. The weighted average period over which the cost is expected to be recognized is 1 year.

The following table illustrates the effects on net income and earnings per share for the three and nine-month periods ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share data)

Net income, as reported	$23,392	$76,900
Add: Stock-based compensation expense included in reported net income, net of taxes	792	2,079
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(2,347)	(6,519)
Pro forma net income	$21,837	$72,460
Basic earnings per share:
As reported	$0.24	$0.76
Pro-forma	0.23	0.72
Diluted earnings per share:
As reported	0.23	0.71
Pro forma	0.21	0.67

The fair value for each option granted under the stock option plans was estimated at the date of grant under a Black-Scholes option pricing model. There were no options granted during 2005 or during the nine-month period ended September 30, 2006. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable measure of the fair value of the Company’s employee stock options.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

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

Information with respect to stock options issued under the Plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	13,985,756	$6.66
Forfeited	(78,248)	17.89
Exercised	(9,711,537)	3.66
Outstanding at September 30, 2006	4,195,971	13.38

Stock options outstanding at September 30, 2006 are summarized as follows:

		Weighted Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	Options at	Contractual	Exercise	At	Exercise
Exercise Prices	September 30, 2006	Life – (Years)	Price	September 30, 2006	Price

$1.59 - $3.25	105,876	4.81	$1.97	105,876	$1.97
$3.29 - $6.61	1,735,905	3.56	4.82	1,735,905	4.82
$6.99 - $11.63	294,001	6.74	11.16	294,001	11.16
$15.42 - $21.50	1,560,189	3.43	18.77	1,205,096	18.90
$25.00 - $35.00	500,000	2.59	30.00	500,000	30.00

At September 30, 2006, there were 3,840,878 exercisable options with a weighted average exercise price of $12.92.

Options granted under the 1998 Plan vest generally in three equal annual installments beginning twelve months after the date of grant. No options have been granted under the 2005 Plan. At September 30, 2006, the weighted average remaining contractual life of the options outstanding and options exercisable is 3.65 years and 3.68 years, respectively. The Company expects that substantially all outstanding options will vest.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

The aggregate intrinsic value of outstanding options as of September 30, 2006 was $48.1 million, of which $46.0 million were vested. The intrinsic value of options exercised during the nine months ended September 30, 2006 was $149.5 million, including $97.3 million related to the exercise of options by the Company’s Chief Executive Officer and largest shareholder, as described below. The intrinsic value of options exercised during the nine months ended September 30, 2005 was $16.7 million.

Exercise of Options for Restricted Stock

On November 30, 2001, the Company entered into a six-year employment agreement with Mr. Perlmutter, the Company’s Chief Executive Officer (since 2005) and largest shareholder. Under the agreement, Mr. Perlmutter received six-year options to purchase 5,925,000 common shares at a price of $2.41 per share. These options were exercised on June 2, 2006. Shares obtained for the exercise of these options are restricted shares until they vest. The fair value of these shares, which is based upon the Black-Scholes valuation of the exercised option on its original grant date, is $1.87 per share. The vesting period for these restricted shares is one-third on the fourth, fifth and sixth anniversary of the agreement. As of September 30, 2006, 3,950,000 of these shares remain unvested and are not included in the table of restricted stock below.

Restricted Stock

Restricted stock granted by the Company generally vests on the second and the third anniversary dates of the grant. The aggregate market value of the restricted stock at the dates of issuance was $5.3 million for the nine months ended September 30, 2006, and $6.7 million, $4.0 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is being recognized over the vesting period (the period over which restrictions lapse). In addition, when recognizing compensation expense associated with its restricted stock, the Company estimates forfeitures, based on historical trends, and will adjust estimates of forfeitures when they are expected to differ. For the nine months ended September 30, 2006, the Company estimates that 10% of restricted stock grants will be forfeited within the first year of the date granted and an additional 5% within the second year of the date granted. Forfeitures beyond the second year of the date granted are estimated not to be material.

During the three and nine-month periods ended September 30, 2006, the Company recognized $1.0 million and $4.1 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense. During the three and nine-month periods ended September 30, 2005, the Company recognized $1.2 million and $3.3 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense.

The following table summarizes the status of the Company’s restricted shares since December 31, 2005:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2005	501,907	$ 18.88
Granted	326,272	16.13
Vested	(148,925)	17.40
Forfeited	(146,693)	18.20
Nonvested at September 30, 2006	532,561	17.80

The total remaining unrecognized compensation cost related to restricted stock awards is $8.1 million as of September 30, 2006. The weighted average period over which the cost is expected to be recognized is 1.7 years. The weighted average fair value of restricted stock vested during the nine months ended September 30, 2005 was $18.17 per share.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

As of September 30, 2006, the Company had reserved a total of 10.7 million shares of its common stock for issuance under the Plans, including 6.5 million shares that are available for future grants under the 2005 Plan.

Phantom Stock

The Company issues to certain employees phantom stock units that generally vest over a three-year period and are settled through a cash payment equal to the fair value of the Company’s common stock at the vesting date. In addition, the Company estimates forfeitures when recognizing compensation expense associated with its phantom stock units, and it will adjust its estimate of forfeitures when they are expected to differ. For the three and nine-month periods ended September 30, 2006 and 2005, forfeitures were estimated to not be material. The Company records a liability for amounts expected to be payable for phantom stock units, based on the fair value of the Company’s common stock at the balance sheet date less estimated forfeitures. The expense and related liability associated with phantom stock units were not material as of and for the three and nine-month periods ended September 30, 2006 and 2005.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements. The effect of adopting FIN 48 may result in changes to the Company's recorded income tax assets, liabilities and future income tax expense.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently evaluating the effect of this Statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe that the adoption of SFAS No. 158 will have a significant impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in the fourth quarter of 2006. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	September 30,	December 31,
	2006	2005
	(In thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$91,660	$75,317
Less allowances for:
Doubtful accounts	(2,634)	(3,993)
Sales discounts and returns	(17,791)	(12,216)
Total, net	$71,235	$59,108
Inventories, net, consist of the following:
Finished goods	$6,499	$4,839
Component parts, raw materials and work-in-process	5,375	4,338
Total	$11,874	$9,177

Accrued expenses and other current liabilities consist of the following:
Accrued advertising costs	$–	$2,994
Inventory purchases	8,895	3,476
Bonuses	5,825	6,302
Fleer pension obligation	1,402	2,257
Litigation accruals	1,026	8,090
Licensing common marketing fund	5,885	3,371
TBW transition costs	2,851	12,501
Interest	3,557	1,853
Treasury share purchases	–	7,407
Other accrued expenses	8,721	9,109
Total	$38,162	$57,360

4.	EARNINGS PER SHARE

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

The total number of shares of common stock outstanding as of September 30, 2006 was 80,009,558 net of treasury shares; assuming the exercise of all outstanding stock options, the vesting of all outstanding restricted stock and the exercise of a warrant to purchase 260,417 shares of the Company’s common stock, the number would be 88,948,507. During the three and nine-month periods ended September 30, 2006, 369,353 and 9,711,537 shares of common stock, respectively, were issued through stock option exercises.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

Three Months Ended			Nine Months End
September 30,			September 30,
2006		2005	2006	2005

Numerator:
Net income	$13,200	$23,392	$47,006	$76,900

Denominator:
Denominator for basic earnings per share	79,717	96,647	82,385	101,273
Effect of dilutive warrants /options/ restricted stock	5,137	6,527	5,551	6,645
Denominator for diluted earnings per share – adjusted weighted average shares	84,854	103,174	87,936	107,918

Basic earnings per share	$0.17	$0.24	$0.57	$0.76
Diluted earnings per share	$0.16	$0.23	$0.53	$0.71

Options and warrants to purchase 0.9 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended September 30, 2006 because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5.	DEBT FINANCING

On November 9, 2005, the Company entered into an agreement for a credit facility with HSBC Bank (the “HSBC Credit Facility”) to provide for a $150 million revolving line of credit with a sub-limit for the issuance of letters of credit. The line of credit under the HSBC Credit Facility changed to $125 million on September 30, 2006 and will change again to $100 million on March 31, 2007. The facility expires on March 31, 2008. Borrowings under the HSBC Credit Facility ($79.7 million as of September 30, 2006) may be used for working capital and other general corporate purposes and for repurchases of the Company’s common stock. The HSBC Credit Facility contains customary event-of-default provisions and covenants regarding the Company’s net worth, leverage ratio and free cash flow. Borrowings under the HSBC Credit Facility bear interest at HSBC’s prime rate or, at the Company’s choice, at LIBOR-plus 1.25% per annum.

6.	SEGMENT INFORMATION

The Company’s business is divided into three operating segments: Toy, Publishing and Licensing.

Toy Segment

Marvel’s Toy segment is in a period of transition driven by the signing in January 2006 of the Company’s license agreement with Hasbro. and the December 2005 early termination of the Company’s agreement with its former exclusive toy licensee, Toy Biz Worldwide, Ltd. (“TBW”).

In general, Marvel’s Toy segment creates, designs, develops, markets and distributes a limited line of toys to the worldwide marketplace. Through 2005, the Company’s toy products were based only upon

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action (“TNA”) wrestling and the movie and television shows based on the character Curious George. Other toys based on Marvel characters were produced by TBW under a license from the Company.

As a result of the Company’s early termination of its license with TBW in December 2005, the toys previously produced for retail by TBW are now produced and sold by the Company’s Toy segment in 2006, along with the categories of toys previously produced by the Company. This change has resulted in increased Toy segment revenues in 2006, as revenues from the Company’s sales to retailers are greater than royalty and service fees received from TBW in 2005. Cost of sales is also greater in 2006 than in 2005, resulting from the Company’s manufacturing cost to produce and sell toys formerly produced and sold by TBW.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel characters. The Company's titles feature classic Marvel Super Heroes including Spider-Man, X-Men, Fantastic Four, the Incredible Hulk and Iron Man.

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

Consumer Products

Marvel licenses its characters worldwide for use in a wide variety of consumer products, including toys, apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.

Studio Media Licensing

Feature Films. The Company has licensed Marvel characters to major motion picture studios for use in motion pictures. For example, the Company currently has licenses with Twentieth Century Fox to produce motion pictures featuring characters, including Daredevil/Elektra, The Fantastic Four and X-Men. Marvel also has outstanding licenses with studios for a number of its other characters, including Spider-Man, Ghost Rider, Namor and The Punisher. Under these licenses, the Company generally retains control over merchandising rights and retains more than 50% of merchandising-based royalty revenue.

Television Programs. The Company also licenses Marvel characters for use in television programs, which fuel additional brand awareness for the Company’s characters. Several live-action and animated television shows based on Marvel characters are currently airing or in development including live-action television programming based on Moon Knight and animated programming based on The Fantastic Four, Iron Man and the X-Men.

Made-for-DVD Animated Feature Films. The Company licenses Marvel characters to an entity controlled by Lions Gate to produce (under the Company’s direction) up to ten feature-length animated films for distribution by Lions Gate directly to the home video market. The first feature, Ultimate Avengers, was released on February 21, 2006 and Ultimate Avengers 2 was released on August 8, 2006. Iron Man, Doctor Strange and Teen Avengers are currently in production under this license.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

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

Promotions

Marvel licenses its characters for use by companies in short-term tie-in promotions that are executed in forms such as advertisements, premium programs, sweepstakes and contests to consumers and/or the companies’ trade markets.

Publications

Marvel’s Licensing segment licenses Marvel characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks.

Set forth below (in thousands) is certain operating information for the segments of the Company.

	Toys	Publishing	Licensing	Corporate	Total

Three months ended September 30, 2006
Net sales	$33,013	$30,923	$28,225	$–	$92,161
Operating income (loss)	7,368	13,127	13,430	(6,298)	27,627

Three months ended September 30, 2005
Net sales	$22,110	$25,800	$33,218	$–	$81,128
Operating income (loss)	10,468	10,974	20,051	(6,143)	35,350

Nine months ended September 30, 2006
Net sales	$84,999	$79,868	$101,715	$–	$266,582
Operating income (loss)	14,632	32,461	57,091	(17,990)	86,194

Nine months ended September 30, 2005
Net sales	$56,012	$69,082	$148,318	$–	$273,412
Operating income (loss)	28,069	27,757	87,966	(17,404)	126,388

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

7.	BENEFIT PLAN

In connection with the 1999 sale of a subsidiary, the Company retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of that subsidiary (the “Fleer/Skybox Plan”). This plan has been amended to freeze the accumulation of benefits and to prohibit new participants. Assumptions used for the 2006 and 2005 expense include a discount rate of 5.40% and 5.75%, respectively, and an expected rate of return on plan assets of 6.5% and 7.0%, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Total cost for plan period:
Service cost	$–	$–	$–	$–
Interest cost	287	283	862	850
Expected return on plan assets	(231)	(240)	(693)	(720)
Amortization of:
Unrecognized net transition obligation (asset)	–	–	–	–
Unrecognized prior service cost	(13)	(13)	(40)	(40)
Unrecognized net (gain)/loss	65	45	196	135
Net periodic pension cost	$108	$75	$325	$225

8.	INCOME TAXES

The Company’s effective tax rate for the three-month period ended September 30, 2006 (42.1%) was higher than the statutory rate due primarily to state, local, and foreign taxes. The Company’s effective tax rate for the nine-month period ended September 30, 2006 (36.9%) was higher than the statutory rate due primarily state, local, and foreign taxes, offset by the release of state tax reserves as a result of a favorable tax ruling during the second quarter of 2006. The Company's effective tax rate for the three months ended September 30, 2005 (31.9%) was lower than the statutory rate due primarily to the recognition of additional tax benefit relating to state and local net operating losses, the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns offset by state and local taxes. The Company's effective tax rate for the nine months ended September 30, 2005 (36.7%) was higher than the Federal statutory rate due primarily to state and local taxes offset by a recognition of additional tax benefit relating to state and local net operating losses, the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company’s tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on the Company’s effective tax rate is greater in periods when the operating results of the Joint Venture are higher (such as 2005) and lesser in periods when the operating results of the Joint Venture are lower (such as 2006).

The increase in the three-month effective tax rate from 2005 results from several factors with some offsetting impacts. The effective rate increased primarily as a result of increased state and local taxes and a decrease in the amount of Joint Venture minority interest offset by additions to the valuation allowance associated with state net operating losses in the prior year. The increase in the nine-month effective tax rate from 2005 results primarily from a decrease in the amount of Joint Venture minority interest offset by a state tax reserve release, as noted above.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2006

(unaudited)

The Company retains various state and local net operating loss carryforwards of $390 million, which will expire in various jurisdictions in the years 2006 through 2026. As of September 30, 2006, there is a valuation allowance of $1.8 million against certain capital, state, local, and foreign net operating loss carryforwards and deferred stock compensation, as it is more likely than not that such assets will not be realized in the future.

During the second and third quarters of 2006, certain tax reserves were increased for potential state and local exposures for uncertainties related to recent interpretations of tax law. Conversely, certain other tax reserves were decreased due to the publication of a favorable state court ruling. The ultimate outcome of these and other uncertainties may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the future. The Company believes that accruals recorded for tax liabilities, which relate primarily to state tax issues, are adequate for all open years, based on the Company’s assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

During the second quarter of 2006, there was an unusually high amount of nonqualified stock option exercises. These exercises, which generate tax deductions, are expected to put the Company into a tax loss position in 2006. As a result, the Company expects to secure a refund of estimated taxes previously paid with respect to the 2006 year as well as a refund of tax resulting from carryback of the 2006 year tax loss to offset taxable income in prior years. In accordance with FAS 123R, the tax benefits related to these exercises increase stockholders' equity rather than reduce tax expense.

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

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	A decrease in the level of media exposure or popularity of our characters
•	Financial difficulties of licensees
•	Changing consumer preferences
•	Movie and television-production delays and cancellations
•	Transition difficulties between licensees
•	Toy-production delays or shortfalls, continued concentration of toy retailers and toy inventory risk
•	Currency fluctuations and/or the imposition of quotas or tariffs on products manufactured in China
•	Uncertainties to do with our entry into the film production business, such as:
o	We might be unable to attract and retain creative talent
o	Our films might be less successful economically than we anticipate
o	Our films might be more expensive to make than we anticipate
o	Union activity might interrupt our film production
o	We might be disadvantaged by changes or disruptions in the way films are distributed
o	We might lose potential sales because of piracy of films and related products
o	We will be dependent on third-party distributors
o	We will depend on our distributors for the implementation of internal controls related to the accounting for film receipts.
o	We might fail to meet the conditions set by the lenders for the funding of films
o	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four
o	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

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

Licensing

Marvel’s Licensing segment is responsible for the licensing, promotion and brand management for all of Marvel’s characters worldwide. Since 2004, the Licensing segment has pursued a strategy of concentrating its licensee relationships with high-quality licensees who demonstrate the financial and merchandising capability to manage Marvel’s portfolio of both classic and movie properties.  A key focus is a continued effort on negotiating strong minimum guarantees while keeping royalty rates competitive.

Another aspect of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting its properties against new demographic profiles. Initiatives such as Spider-Man and Friends, Marvel Retro and Marvel Juniors have all helped the business expand beyond its traditional classic and event-driven properties.

Major entertainment events play an important role in driving sales of licensed products (whether under a multi-character license or a single-character one), and a significant portion of the Licensing segment’s 2006 initiatives are focused on the movie Spider-Man 3, which is scheduled to be released in May 2007. Revenue from Spider-Man 3 merchandise licenses will be recognized beginning in the first quarter of 2007.

The Company typically enters into multi-year merchandise license agreements that specify minimum royalty payments and include a significant down payment upon signing. The Company recognizes license revenue when it completes the earnings process, including the determination that the credit-worthiness of the licensee reasonably assures collectibility of any outstanding minimum royalty payments. Once the earnings process is complete, the Company records as revenue the present value of the contractual minimum royalty payments. If cumulative earned royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as "overages". If the licensee is not sufficiently creditworthy, the Company does not recognize revenue from minimum royalty payments until they are received.

For licenses in which the Company has significant continuing involvement or a performance obligation, the minimum royalty payments are not recognized until those obligations are fulfilled. Royalties collected in advance of the Company’s obligations being fulfilled are recorded as deferred revenue.

The Company will recognize less revenue in 2006 from renewals of merchandise licenses with its U.S.-based licensees than in either 2005 or 2004 because a relatively small number of those licenses came up for renewal in 2006. In addition, the one major Marvel-branded entertainment event scheduled for 2006, the movie X-3, as expected did not contribute significantly to Licensing segment revenue. The Company does not expect to recognize significant revenue related to Spider-Man movie merchandising in 2006. As a result, Licensing segment revenue will be lower in 2006 than in 2005 and 2004 but is expected to improve in 2007 due to the release of Spider-Man 3, scheduled for May 2007.

Publishing

The Company has experienced continued growth from the direct market and bookstores in 2006. The Publishing segment is also focused on expanding distribution to new channels, such as the mass market, and expanding its product line to a younger demographic. Marvel’s Publishing segment is in the process of expanding its advertising and promotions business with an increased emphasis on custom publishing. In the second quarter of 2006, the Publishing segment began publishing Civil War, a limited special comic book series which has tie-ins to certain established comic book series. Sales of Civil War and its tie-ins have been strong to date and the Company expects continued momentum from Civil War and its tie-ins throughout 2006.

Toys

Marvel’s Toy segment is in a period of transition driven by the signing of the Company’s agreement with Hasbro and the termination of its agreement with Toy Biz Worldwide, Ltd. (“TBW”) effective January 1, 2006. TBW’s exclusive toy license was terminated early to allow the Company more control over the transition to Hasbro in areas such as toy development, manufacturing (including the transfer of molds and tooling), shipping, retail space and customer relations. Accordingly, the Toy segment is being run differently in 2006 than in 2005 and will change again in 2007 when products are offered for sale by Hasbro.

The Company's toy manufacturing takes place in China. A substantial portion of the Company's toy manufacturing contracts are denominated in Hong Kong dollars.

Toys in 2005 and in Prior Years

During 2005, Marvel’s Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. The Company’s toy products were based upon the Spider-Man movies and upon characters that the Company licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for TNA wrestling and the Curious George movie. Additionally, the Company had an agreement with TBW since 2001, under which the Company licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. The Company provided product development, marketing and sales services for TBW in exchange for a service fee and therefore recorded royalties and service fees from TBW in the Toy segment.

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

The transition from TBW has resulted in an increase in toy sales compared with 2005, and a related increase in cost of sales, as the Company has been selling its product directly to the retailer, and incurring the manufacturing costs of these products. However, the transition from TBW disrupted production and caused cancellations of certain sales orders.

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

Film Facility

The Film Facility will enable the Company to independently finance and produce up to ten feature films, including films that may feature the following Marvel characters, whose theatrical film rights are pledged as collateral to secure the Film Facility:

•	Ant-Man
•	Black Panther
•	Captain America
•	Cloak & Dagger
•	Doctor Strange
•	Hawkeye
•	Iron Man
•	Nick Fury
•	Power Pack
•	Shang-Chi
•	The Avengers
•	The Incredible Hulk

Iron Man and The Incredible Hulk were added to the film facility during the quarter ended September 30, 2006. Also included as collateral for the Film Facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to Captain America’s sidekick, Bucky Barnes, and his nemesis, Red Skull, are both pledged as collateral to the Film Facility. As of September 30, 2006, $3.9 million has been capitalized associated with concept development and pre-production costs of various film projects associated with the above Marvel characters.

The Company expects to fund, from sources other than the Film Facility, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the Film Facility. At that stage, the Company will be able to borrow an amount equal to the incremental overhead expenses incurred by the Company related to that film in an amount not exceeding 2% of the budget for that film under the Film Facility, and all development costs, if the film's initial funding conditions are met. If those conditions are not met, the Company will be unable to borrow these amounts from the Film Facility.

The Company recorded expenses (primarily interest expense) related to the Film Facility of $5.1 million and $10.4 million during the three and nine-month periods ended September 30, 2006, respectively. The Company expects that its interest and other expenses related to the Film Facility will be approximately $14 million for all of 2006. The Company is capitalizing, and not treating as expenses, other amounts that it funds to develop the films for which borrowings are expected to be made under the Film Facility.

Marvel Studios is in the process of ramping up its operations to support its increased activities related to the development and production of films to be financed through the Film Facility. Marvel Studios is in the process of adding key personnel to its film operations. In addition, Marvel Studios continues to work on media licensing projects at various stages of development or production.

Critical Accounting Policies

Film Production Costs

The Company is working on concept development and pre-production for several new motion picture projects, the costs of which, primarily salaries and script development, are capitalized as film costs in accordance with Statement of Position 00-2, "Accounting by Producers of Distributors of Films". In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Stock-Based Compensation Expense

As of January 1, 2006, the Company accounts for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). For the Company’s stock options, which were issued during the years 1998 through 2004, the Company utilized the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which required the input of highly subjective assumptions, including expected volatility and expected life. No options have been issued since 2004. As required under SFAS 123R, we now estimate forfeitures for stock-based awards. Changes in these inputs and assumptions can materially affect the estimated fair value of our share-based compensation.

Upon adoption of SFAS 123R, the Company commenced recognizing the compensation expense associated with the unvested portion of previously granted stock option awards that remained outstanding as of January 1, 2006, in the Company’s accompanying Condensed Consolidated Statement of Operations. During the three and nine-month periods ended September 30, 2006, the Company recognized compensation expense for stock options of $1.1 million and $4.6 million, respectively, classified in selling, general and administrative expense.

Results of Operations

Three-month period ended September 30, 2006 compared with the three-month period ended September 30, 2005

Net Sales

The Company's net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) selling the Company’s toys.

	Three Months ended September 30,
	2006	2005	Change
	(dollars in millions)

Licensing	$ 28.3	$ 33.2	(15)%
Publishing	30.9	25.8	20%
Toys	33.0	22.1	49%
Total	$ 92.2	$ 81.1	14%

The Company’s consolidated net sales of $92.2 million for the third quarter of 2006 were $11.1 million higher than net sales in the third quarter of 2005, due to increased sales from the Publishing and Toys segments, which was partially offset by decreased sales from the Licensing segment.

Licensing segment net sales decreased $4.9 million during the third quarter of 2006. The decreases were in domestic merchandise licensing ($6.2 million), and Joint Venture licensing ($1.5 million). The reduction in domestic revenues resulted from a decline in new and renewal contract revenues in the third quarter of 2006. The Joint Venture (associated with licensing around Spider-Man movies) had revenue of only $0.8 million, primarily related to licensing overages associated with the July 2004 release of Spider-Man 2 collected in the third quarter of 2006. These decreases were partially offset by increased revenues from international licensing ($1.4 million) and Studio media licensing ($1.4 million), primarily as a result of revenues derived from Spider-Man and Fantastic Four movie properties.

Sales from the Publishing segment increased $5.1 million to $30.9 million for the three months ended September 30, 2006 primarily due to higher sales of trade paperbacks and hard cover books, aggregating $2.0 million, into the direct and book market channels. Comic book sales into the direct market increased $1.5 million primarily due to continued strong sales associated with Civil War, a limited special comic book series which has tie-ins to established comic book series. The three months ended September 30, 2006 also benefited from the April 2006 increase in cover price of comic books, which accounted for $0.4 million of the comic book increase noted above. In addition, custom publishing revenue increased $2.4 million for the three months ended September 30, 2006 over the comparable period of 2005.

In 2005, Toy segment revenues consisted mostly of royalty and service fees earned by the Company from TBW. As a result of terminating the TBW license at the end of 2005, 2006 Toy segment revenues of $33.0 million are based on the Company's sales to retailers. Primarily as a result of this change, Toy segment revenues increased $10.9 million compared to the prior year period. Those increased revenues, however, reflect a decrease in sales to retailers by the Company compared to sales to retailers by TBW. In the third quarter of 2005, Toy segment revenues included $17.2 million of royalty and service fee revenue earned by the Company associated with $56.3 million wholesale value of TBW's sales to retailers. Sales to retailers decreased primarily due to the transition from TBW, which disrupted production and caused cancellations of certain sales orders, adversely affecting related sales during the third quarter of 2006. Production disruptions are anticipated to continue throughout the end of 2006.

Cost of Revenues

	Three months ended September 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	13.2	43%	11.0	43%
Toys	16.5	50%	3.1	14%
Total	$ 29.7	32%	$ 14.1	17%

Consolidated cost of revenues increased $15.6 million to $29.7 million for the third quarter of 2006 compared with the third quarter of 2005, primarily due to increased toy-production costs, resulting from the Company’s manufacture and sale of toys formerly licensed to TBW. Consequently, the Company’s consolidated cost of revenues as a percentage of sales increased to 32% for the quarter ended September 30, 2006, as compared to 17% in the comparable 2005 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues. The Company generally hires writers and artists on a freelance basis but has exclusive contracts with certain key writers and artists. In addition, the Company contracts-out the printing of its comic books to unaffiliated companies and these costs are subject to fluctuations in paper prices. Publishing segment cost of revenues as a percentage of Publishing segment sales remained consistent at 43% during the three months ended September 30, 2006 as well as during the three months ended September 30, 2005. The increase in cost of revenue of $2.2 million to $13.2 million during the third quarter of 2006 is directly associated with increased sales.

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing. The increase in Toy segment cost of revenues from 14% of Toy segment net sales during the third quarter of 2005 to 50% during the third quarter of 2006 reflects manufacturing cost to produce toys formerly produced under license by TBW, for which the Company incurred no manufacturing costs.

Selling, General and Administrative Expenses

	Three Months ended September 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 13.0	46%	$ 13.1	39%
Publishing	4.6	15%	3.9	15%
Toys	6.1	18%	7.6	34%
Corporate Overhead	6.3	N/A	6.1	N/A
Total	$ 30.0	33%	$ 30.7	38%

Consolidated selling, general and administrative (“SG&A”) expenses of $30.0 million for the third quarter of 2006 were consistent with the SG&A expenses in the comparative prior period. Consolidated SG&A as a percentage of net sales decreased to 33%, from 38%, for the quarter ended September 30, 2006 primarily due to the increase in Toy segment sales.

Licensing segment SG&A expenses consist primarily of payroll and of royalties owed to movie studios for their share of royalties. The Company generally pays movie studio licensees up to 50% of merchandising-based royalty revenue from the licensing of both “classic” and “movie” versions of characters featured in the films. Licensing segment SG&A expenses for the quarters ended September 30, 2006 and 2005, remained at consistent levels. As a percentage of net sales, Licensing segment SG&A increased from 39% to 46% due to fixed salaries on a lower sales base.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs. Publishing segment SG&A expenses increased $0.7 million in the third quarter of 2006 over the third quarter of 2005, principally due to increased distribution fees associated with increased sales. Publishing segment SG&A expenses as a percentage of the Publishing segment net sales remained consistent at 15%.

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, royalties payable to movie studios for their share of certain toy sales, and royalties payable on toys based on characters licensed from third parties, such as Universal (licensor of the Curious George character), and on toys developed by outside inventors. Toy segment SG&A expenses decreased $1.5 million principally as a result of reduced advertising ($2.1 million) and studio royalty obligations ($1.0 million) due to lower sales. These decreases were partially offset by the absence of SG&A reimbursements from TBW ($1.6 million in the third quarter of 2005) and increased warehousing fees, as a result of the Company manufacturing and distributing its own products. This net decrease, combined with the increased Toy segment sales, caused Toy segment SG&A expenses to decrease as a percentage of Toy segment sales from 34% during the third quarter of 2005 to 18% during the third quarter of 2006.

Corporate overhead expenses for the quarters ended September 30, 2006 and 2005, consisting primarily of payroll and legal fees, remained at consistent levels. Included in the Corporate overhead expenses are increases in compensation expense of $1.7 million primarily related to the accounting for stock options, which was offset by a decrease in legal fees ($1.7 million).

Depreciation and Amortization

Depreciation and amortization expense increased $2.1 million to $3.3 million in the third quarter of 2006 (from $1.2 million in the third quarter of 2005) as a result of increased tooling required for the Company’s production of its toys and the short period of time over which the majority of these costs are being amortized, as described below. Tooling, product design and packaging design costs, which are attributable to the toy business, are normally amortized over the estimated life of the respective product. As a result of the year-end 2006 transition to Hasbro, the life of the tooling, product design and development and packaging design costs associated with Marvel character-based toys is estimated to end by year-end 2006, as the Company will no longer be producing these toys.

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is no longer amortized but is subject to annual impairment tests. The Company’s most recent annual impairment reviews did not result in an impairment charge.

Other Income (Expense)

Other income decreased $1.8 million to a $1.6 million loss in the third quarter of 2006 (from income of $0.2 million in the third quarter of 2005), primarily as a result of the decline in the fair value of the Company’s interest rate cap associated with the Film Facility of $1.8 million.

Operating Income

	Three Months ended September 30,
	2006		2005
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 13.4	47%	$ 20.0	60%
Publishing	13.1	42%	11.0	43%
Toys	7.4	22%	10.5	48%
Corporate Overhead	(6.3)	N/A	(6.1)	N/A
Total	$ 27.6	30%	$ 35.4	44%

Consolidated operating income decreased $7.8 million to $27.6 million for the third quarter of 2006, primarily due to lower sales in the Licensing segment, which generate the highest margins. This also caused consolidated operating margin during the third quarter of 2006 to decrease from 44% to 30%.

Operating margins decreased in the Licensing segment from 60% during the third quarter of 2005 to 47% during third quarter of 2006 as a result of lower overall licensing sales and a revenue mix that was lower in high-margin Joint Venture licensing. The margins of Joint Venture licensing are higher than others in the Licensing segment because Sony's share of the Joint Venture's operating results is classified as minority interest expense whereas royalty expense due to other studios is recorded within SG&A expense.

Operating margins remained consistent in the Publishing segment at 43% for the third quarter of 2005 and 42% for the third quarter of 2006. Comic book and trade costs increased proportionately with increased sales.

Operating income in the Toy segment decreased $3.1 million in the third quarter of 2006 compared with the third quarter of 2005 due to lower sales to retailers. Operating margins decreased to 22% in the third quarter of 2006 from 48% in the third quarter of 2005 because of the decrease in operating income and as a result of the margin being calculated on sales to retailers in 2006, compared with margins calculated on royalty and service fee income in 2005.

Interest Income and Expense

The Company had net interest expense of $4.5 million in the third quarter of 2006, compared to net interest expense of $0.4 million in the third quarter of 2005. The $4.1 million increase in net interest expense is a result of borrowings related to the Film Facility and borrowings under the HSBC Credit Facility. Borrowings under the film facility commenced in September 2005.

Income Taxes

The Company’s effective tax rate for the three-month period ended September 30, 2006 (42.1%) was higher than the statutory rate due primarily to state, local, and foreign taxes. The Company's effective tax rate for the three months ended September 30, 2005 (31.9%) was lower than the statutory rate due primarily to the recognition of additional tax benefits relating to state and local net operating losses, the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns offset by state and local taxes.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company’s tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on the Company’s effective tax rate is greater in periods when the operating results of the Joint Venture are higher (such as 2005) and lesser in periods when the operating results of the Joint Venture are lower (such as 2006).

The increase in the three-month effective tax rate from 2005 results from several factors with some offsetting impacts. The effective rate increased primarily as a result of increased state and local taxes and a decrease in the amount of Joint Venture minority interest offset by the effects of additions to the valuation allowance associated with state net operating losses in the prior year but not the current year.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $0.2 million in the third quarter of 2006 and $0.4 million in the third quarter of 2005. This decrease of $0.2 million reflects the continued decreased operations from licensing associated with the July 2004 release of Spider-Man 2.

Earnings per Share

Diluted earnings per share declined to $0.16 in the third quarter of 2006 from $0.23 in the third quarter of 2005 reflecting a 44% decrease in net income partially offset by a 18% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 22.5 million shares made between October 1, 2005 and June 30, 2006. No treasury share repurchases were made in the third quarter ended September 30, 2006.

Nine-month period ended September 30, 2006 compared with the Nine-month period ended September 30, 2005

Net Sales

	Nine Months ended September 30,
	2006	2005	Change
	(dollars in millions)

Licensing	$ 101.7	$ 148.3	(31)%
Publishing	79.9	69.1	16%
Toys	85.0	56.0	52%
Total	$ 266.6	$ 273.4	(2)%

The Company’s consolidated net sales of $266.6 million for the nine-month period ended September 30, 2006 were $6.8 million lower than net sales in the comparable period of 2005, due to decreased sales from the Licensing segment, which was partially offset by increased sales from the Publishing and Toy segments.

Licensing segment net sales decreased $46.6 million during the nine-month period ended September 30, 2006. The decreases were in domestic merchandise ($23.5 million), studio media licensing ($8.5 million), and Spider-Man 2 Joint Venture ($16.9 million) licensing. The reduction in domestic revenues resulted from a decline in new and renewal contract revenues in the nine months ended September 30, 2006. Studio Licensing revenue decreased due to lower revenues generated from Spider-Man movie properties ($5.4 million) and X-Men movie properties ($6.9 million), which were partially offset by increases in revenue derived from the Fantastic Four movie properties ($2.5 million). In addition, direct to video projects generated $0.8 million in revenue in 2006, with no such revenue in 2005. The Joint Venture had revenue of only $3.5 million, primarily related to Spider-Man 2 overages, collected in the nine-month period ended September 30, 2006.

Sales from the Publishing segment increased $10.8 million for the nine months ended September 30, 2006 primarily due to higher sales of trade paperbacks and hard cover books, aggregating $6.2 million, into the direct and book market channels. Comic book sales into the direct market increased $3.5 million for the nine months ended September 30, 2006, primarily due to strong sales associated with Civil War, a limited special comic book series which has tie-ins to established comic book series. The nine months ended September 30, 2006 also benefited from the April 2006 increase in cover price of comic books, which accounted for $0.8 million of the comic book increase noted above. In addition, custom publishing revenue increased $1.6 million.

In 2005, Toy segment revenues consisted mostly of royalty and service fees earned by the Company from TBW. As a result of terminating the TBW license at the end of 2005, 2006 Toy segment revenues of $85.0 million are based on the Company's sales to retailers. Primarily as a result of this change, Toy segment revenues increased $29.0 million compared to the prior year period. Those increased revenues, however, reflect a decrease in sales to retailers by the Company compared to sales to retailers by TBW. In the nine-month period ended September 30, 2005, Toy segment revenues included $43.2 million of royalty and service fee revenue earned by the Company associated with $141.2 million wholesale value of TBW's sales to retailers. Sales to retailers decreased from 2005 to 2006 partly because of the launch of the Fantastic Four movie toy line in 2005 and the transition from TBW in 2006, which disrupted production and caused cancellations of certain sales orders. Production disruptions are anticipated to continue through the end of 2006.

Cost of Revenues

	Nine months ended September 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	35.2	44%	30.2	44%
Toys	41.2	48%	7.3	13%
Total	$ 76.4	29%	$ 37.5	14%

Consolidated cost of revenues increased $38.9 million to $76.4 million for the nine-month period ended September 30, 2006, primarily due to increased toy-production costs, resulting from the Company’s manufacturing cost to produce and sell toys formerly produced under license by TBW. As a result of the higher cost of revenues, coupled with lower Licensing revenues, the Company’s consolidated cost of revenues as a percentage of sales increased to 29% for the nine months ended September 30, 2006, as compared to 14% in the comparable 2005 period.

Publishing segment cost of sales for the nine-month period ended September 30, 2006 increased $5.0 million as a result of increased revenues and higher paper and talent costs. Publishing segment cost of revenues as a percentage of Publishing segment net sales for the nine-month period ended September 30, 2006 remained consistent with the prior year period. The rising costs of talent and paper costs were offset by higher unit sales of comic books, which more effectively absorb these costs. In addition, the Company instituted price increases (in April 2006) on certain comic book titles to help offset the rising talent costs and increased paper costs.

The increase in Toy segment cost of revenues from 13% of Toy segment net sales in the nine month ended September 30, 2005 to 48% in the nine-month period ended September 30, 2006 reflects manufacturing costs to produce toys formerly produced under license by TBW, when the Company incurred no manufacturing costs.

Selling, General and Administrative Expenses

	Nine Months ended September 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 43.7	43%	$ 60.4	41%
Publishing	12.2	15%	11.1	16%
Toys	22.3	26%	18.0	32%
Corporate Overhead	18.0	N/A	18.1	N/A
Total	$ 96.2	36%	$ 107.6	39%

Consolidated selling, general and administrative (“SG&A”) expenses decreased $11.4 million to $96.2 million for the nine months ended September 30, 2006, primarily due to the reduction in Licensing SG&A described below. Despite overall lower revenue, consolidated SG&A as a percentage of net sales decreased to 36% for the nine months ended September 30, 2006 as compared to 39% for the prior year period.

Licensing segment SG&A decreased $16.7 million (28%) principally as a result of a one-time $10 million charge in 2005 associated with the settlement of litigation and greater royalty provisions to studios in 2005.

Publishing segment SG&A expenses increased $1.1 million for the nine-month period ended September 30, 2006 primarily due to increased distribution costs associated with increased sales. Publishing SG&A expenses as a percentage of net sales for the nine months ended September 30, 2006 and 2005 remained at consistent levels.

Toy segment SG&A expenses decreased as a percentage of sales from 32% in the nine-month period ended September 30, 2005 to 26% in the nine-month period ended September 30, 2006 as a result of the increase in Toy sales. Toy segment SG&A expenses increased $4.3 million principally as a result of the absence of SG&A reimbursements from TBW ($5.8 million in the nine months ended September 30, 2005), charges related to the transition from the TBW license and increased warehousing fees as a result of the Company manufacturing its own products. These increases were partially offset by reduced advertising costs ($4.8 million) in the nine months ended September 30, 2006.

Corporate overhead expenses for the nine-month period ended September 30, 2006 and 2005 remained at consistent levels.

Depreciation and Amortization

Depreciation and amortization expense increased $5.8 million to $9.2 million in 2006 (from $3.4 million in 2005) as a result of increased tooling required for the Company’s production of its toys and the short period of time over which the majority of these costs are being amortized, as described below. Tooling, product design and packaging design costs, which are attributable to the toy business, are normally amortized over the estimated life of the respective product. As a result of the year-end 2006 transition to Hasbro, the life of the tooling, product design and development and packaging design costs associated with Marvel character-based toys is estimated to end by year-end 2006, as the Company will no longer be producing these toys.

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is no longer amortized but is subject to annual impairment tests. The Company’s most recent annual impairment reviews did not result in an impairment charge.

Other Income

Other income for the nine months ended September 30, 2006 and 2005 remained at consistent levels of $1.5 million. Other income increased from payments received for the Company’s agreement to vacate leased property earlier than provided for in a lease and the Company's agreement to allow its tenant to vacate the Company's owned property (in Mexico) earlier than provided for in its lease (aggregating $1.3 million). This amount was partially offset by a charge during the nine months ended September 30, 2006 related to the decline in the fair value ($0.8 million) of the Company's interest rate cap associated with the Film Facility, as well as a decrease due to amounts received in settlements of a legal disputes of $0.7 million during the nine months ended September 30, 2005.

Operating Income

	Nine Months ended September 30,
	2006		2005
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 57.1	56%	$ 88.0	59%
Publishing	32.5	41%	27.7	40%
Toys	14.6	17%	28.1	50%
Corporate Overhead	(18.0)	N/A	(17.4)	N/A
Total	$ 86.2	32%	$ 126.4	46%

Consolidated operating income decreased $40.2 million primarily due to lower sales in the Licensing segment, which generate the highest margins. This also caused consolidated operating margin during the nine-month period ended September 30, 2006 to decrease to 32% from 46% in the nine-month period ended September 30, 2005.

The operating margins decreased in the Licensing segment from 59% for the nine-month period ended September 30, 2005 to 56% in the comparable period of 2006 as a result of lower overall licensing sales in 2006 and a revenue mix that was lower in high-margin Joint Venture licensing. The margins of Joint Venture licensing are higher than others in the Licensing segment because Sony's share of the Joint Venture's operating results is classified as minority interest expense whereas royalty expense due to other studios is recorded within SG&A expense. This decrease to the margin was partially offset by the non-recurrence of the $10 million provision in 2005 associated with the litigation.

The Operating margins in the Publishing segment increased slightly from 40% in the nine-month period ended September 30, 2005 to 41% in the nine-month period ended September 30, 2006. Increased talent and paper costs were offset by increased sales, specifically increased comic book sales.

Operating income in the Toy segment decreased $13.5 million in the nine-month period ended September 30, 2006 compared with the nine-month period ended September 30, 2005 due to lower sales to retailers. Operating margins decreased to 17% in the nine-month period ended September 30, 2006 from 50% in the comparable period of 2005 because of the decrease in operating income and as a result of the margin being calculated on sales to retailers in 2006, compared with margins calculated on royalty and service fee income in 2005.

Interest Income and Expense

The Company had net interest expense of $10.4 million in the nine-month period ended September 30, 2006, compared to net interest income of $2.2 million in the nine-month period ended September 30, 2005. This represents a $12.6 million increase in net interest expense resulting from outstanding debt related to the Film Facility and borrowings under the HSBC Credit Facility. Borrowings under the film facility commenced in September 2005. During the nine-month period ended September 30, 2005 interest income reflects amounts earned on the Company’s cash equivalents and short-term investments.

Income Taxes

The Company’s effective tax rate for the nine-month period ended September 30, 2006 (36.9%) was higher than the statutory rate due primarily state, local, and foreign taxes, offset by the release of state tax reserves as a result of a favorable tax ruling during the second quarter of 2006. The Company's effective tax rate for the nine months ended September 30, 2005 (36.7%) was higher than the Federal statutory rate due primarily to state and local taxes offset by a recognition of additional tax benefit relating to state and local net operating losses, the effects of the consolidation of the Joint Venture, and Federally tax-free investment returns. During the second and third quarters of 2006, certain tax reserves were increased for potential state and local exposures for uncertainties related to recent interpretations of tax law. Conversely, certain other tax reserves were decreased due to publication of a favorable ruling. The ultimate outcome of these and other uncertainties may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the future.

The Company is not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, the Company’s tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on the Company’s effective tax rate is greater in periods when the operating results of the Joint Venture are higher (such as 2005) and lesser in periods when the operating results of the Joint Venture are lower (such as 2006).

The decrease in the nine-month effective tax rate from 2005 results from several factors with some offsetting impacts. The effective rate decreased primarily as a result of a state tax reserve release, as discussed above, partially offset by the effect of lower income generated in the Joint Venture in 2006 compared with 2005.

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

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $0.9 million in the nine-month period ended September 30, 2006 and $4.5 million in the comparable period of 2005. This decrease of $3.6 million reflects the expected continued decreased operations associated with merchandise licensing associated with the July 2004 release of Spider-Man 2.

Earnings per Share

Diluted earnings per share declined to $0.53 in the nine-month period ended September 30, 2006 from $0.71 in the comparable period of 2005 reflecting a 39% decrease in net income partially offset by a 19% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 22.5 million shares made between October 1, 2005 and September 30, 2006. There were no share repurchases during the third quarter of 2006.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents, cash flows from operations, the Film Facility and the HSBC Credit Facility (defined below). The Company anticipates that its primary uses for liquidity will be to conduct its business and to repurchase its common stock.

Net cash provided by operating activities increased $59.2 million to $116.5 million during the nine-month period ended September 30, 2006, compared to $57.3 million during the comparable prior year period primarily due to the receipt of the $105 million Hasbro advance, which was classified as deferred revenue, and was partially offset by payments made in connection with the termination of the

TBW license and interest payments. In addition, there was less cash due to a 32% decrease in operating income.

The Company had a working capital deficit of $112.2 million at September 30, 2006 compared with a working capital deficit of $9.8 million at December 31, 2005, a decline of $102.4 million. This decline is primarily the result of the Company using short-term investments and operating cash to finance its stock repurchases described below and the increase in current deferred revenue related to Spider-Man 3 merchandise licensing, which is expected to be recognized as revenue during the first half of 2007. Deferred revenue related to Spider-Man 3 merchandise licensing was classified as long-term at December 31, 2005.

Net cash flows from investing activities for the nine-month period ended September 30, 2006 reflect the sale of short-term investments to finance the Company’s common stock repurchase program, partially offset by capital expenditures of $14.5 million required by the Company’s transition from the TBW license.

During the first quarter of 2006, the Company repurchased 7.2 million shares of its common stock at a cost of $124.3 million (including $17.3 million for repurchases settled in April 2006) under a stock repurchase program authorized in November 2005. In addition, during the second quarter of 2006, the Company repurchased 8.4 million additional shares of its common stock at a cost of $163.1 million under the November 2005 program and subsequent programs announced on May 4 and June 5, 2006. The 2006 repurchases were financed through the sale of short-term investments, cash generated from operations and borrowings under the HSBC Credit Facility (defined below). During 2005, the Company repurchased $191.9 million in shares of its common stock using proceeds from the sale of short term investments and cash flows from operations. As of November 8, 2006, $50.0 million remains authorized to repurchase additional treasury stock.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on Marvel’s characters. The Film Facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank credit, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. The Company entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for outstanding debt under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. Pursuant to the terms of the financing, the mezzanine credit will be drawn on first and will remain outstanding for the life of the senior bank facility. As of September 30, 2006, MVL Film Finance LLC had $29.6 million in outstanding mezzanine borrowings through the Film Facility. The borrowings were used primarily to finance transaction costs, and interest thereon, related to the development and closing of the facility. The Company must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility. The Company is in compliance with its covenants under the Film Facility.

The Company maintains a credit facility with HSBC Bank USA, National Association (the “HSBC Credit Facility”), as amended, to provide for a $125 million revolving credit line (this amount decreases to $100 million on March 31, 2007) with a sublimit for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by the Company for working capital and other general corporate purposes and for repurchases of the Company’s common stock. As of September 30, 2006, $1.4 million of letters of credit were outstanding, and borrowings under the HSBC Credit Facility aggregated $79.7 million. The HSBC Credit Facility, which expires on March 31, 2008, contains customary event-of-default provisions and covenants regarding the Company’s net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien in (a) the Company’s accounts receivable, (b) the Company’s rights under its toy license with Hasbro and (c) all stock of the Company repurchased by the Company after November 9, 2005, the date of the HSBC Credit Facility. Borrowings under the facility bear interest at HSBC’s prime rate or, at the Company’s choice, at LIBOR-plus-1.25% per annum.

During the second quarter of 2006, there was an unusually high amount of nonqualified stock option exercises. These exercises, which generate tax deductions, are expected to put the Company into a tax loss position in 2006. As a result, the Company expects to secure a refund of estimated taxes previously paid with respect to the 2006 year in the amount of $19.0 million as well as a refund of tax resulting from carryback of the 2006 year tax loss to offset taxable income in prior years.

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

The Company has operations in Hong Kong. In the normal course of business, the operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of the Company’s current international operations. The Company does not generally enter into derivative financial instruments in the normal course of business to mitigate its risk in connection with fluctuations in currency value, nor are such instruments used for speculative purposes. The Company also has an office in London, England to expand international licensing. Some of the Company’s international licenses are denominated in other currencies which subjects the Company to additional currency fluctuation risks. In connection with the Film Facility, the Company entered into an interest rate cap to cover approximately 80% of the notional amount of anticipated borrowings under this facility, to mitigate its exposure to rising interest rates based on LIBOR. The Company does not generally enter into any other types of derivative financial instruments in the normal course of business to mitigate its interest rate risk, nor are such instruments used for speculative purposes.

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

ITEM 6. EXHIBITS.

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

Dated: November 8, 2006