Form 10-K
period 2006-12-31
Marvel Entertainment, Inc.
filed 2007-03-01
CIK 933730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,090.5 million based on a price of $20.00 per share, the closing sales price for the Registrant's common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date. As of February 26, 2007, there were 85,750,101 outstanding shares of the Registrant's common stock, including 2,521,524 shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, which the Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

TABLE OF CONTENTS

i

Item 1.	BUSINESS

Unless the context otherwise requires, the term “we,” “us,” “our,” “Marvel” or “the Company” each refer to Marvel Entertainment, Inc., a Delaware corporation, and its subsidiaries. Some of the characters and properties referred to in this report are subject to copyright and/or trademark protection.

General

Marvel is one of the world's most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters. We operate in the licensing, publishing, toy and film production businesses in both domestic and international markets. Our library of characters includes Spider-Man, Iron Man, The Incredible Hulk, Captain America, Thor, Ghost Rider, The Fantastic Four, X-Men, Blade, Daredevil, The Punisher, Namor, Nick Fury, The Avengers, Silver Surfer and Ant-Man, and is one of the oldest and most recognizable collections of characters in the entertainment industry.

Our growth strategy has been to increase exposure of our characters by licensing them to third parties for development as movies and television shows. The increased exposure can then create revenue opportunities for us through increased sales of toys and other licensed merchandise. Our self-produced movies, the first two of which (Iron Man and The Incredible Hulk) are scheduled for release in 2008, represent an expansion of that strategy that increases our level of control in developing and launching character brands.

Our business is divided into four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.

The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility to fund the production of our films. This expansion has resulted in the creation of a new segment, the Film Production segment. During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films. Consequently, we have presented the Film Production segment separately as of December 31, 2006. Previously, Marvel Studios’ operations related to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters. The film facility is described below.

Marvel and Sony Pictures Entertainment Inc. have entered into a joint venture for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. The joint venture is named Spider-Man Merchandising L.P., but in this report we refer to it simply as the “Joint Venture.” Effective April 2004, the operations of the Joint Venture, previously recorded under the equity method, have been consolidated in our accompanying financial statements as a result of our then assuming control of all significant decisions relating to the ordinary course of business of the Joint Venture and receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.

Licensing

Our Licensing segment licenses our characters for use in a wide variety of products and media, the most significant of which are described below.

Consumer Products

We license our characters for use in a wide variety of consumer products, including toys (other than toys licensed to Hasbro, Inc.), apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles. While revenues from these activities are classified in our Licensing segment, we classify revenues from our past toy license with Toy Biz Worldwide Ltd. and our current toy license with Hasbro in our Toy segment.

Studio Media Licensing

Feature Films. We have licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, we currently have licenses with Twentieth Century Fox to produce motion pictures featuring characters, including The Fantastic Four and X-Men. We also have outstanding licenses with studios for a number of our other characters, including Spider-Man, Deathlok, Namor and The Punisher. Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.

Video Games. We have licensed some of our characters to top-tier publishers such as Activision, Electronic Arts, Microsoft, Sega, and others to produce current and next-generation video games on multiple platforms including Xbox 360, Playstation 3, Nintendo Wii, Playstation 2, Nintendo DS, PSP and PC.

Television Programs. We have licensed some of our characters for use in television programs, which fuel additional brand awareness. Several live-action and animated television shows based on our characters are currently in development including live-action television programming based on Moon Knight and animated programming based on The Fantastic Four, Iron Man and the X-Men.

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. The first two animated features, Ultimate Avengers and Ultimate Avengers 2, were released in 2006. The animated feature The Invincible Iron Man was released in early 2007 and has had strong sales to date. Doctor Strange is scheduled for release in August 2007.

Destination-Based Entertainment

We license our characters for use at theme parks, shopping malls and special events. For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida. We have also licensed some of our characters for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan.

Promotions

We also license our characters for short-term tie-in promotions that appear as advertisements, premium programs, sweepstakes and contests to consumers and/or the companies’ trade markets.

Publications

Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of activity books.

Publishing

Our Publishing segment has been publishing comic books since 1939. Our titles feature, among other characters, classic Marvel Super Heroes. Our characters have been developed through a long history of comic book plots and storylines that give each of them their own personality, context and depth.

The Publishing segment's approach to our characters is to present a contemporary drama suggestive of real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract new and retain old readers in each succeeding generation. Our characters exist in the “Marvel Universe,” a fictitious universe that provides a unifying historical and contextual background for the characters and storylines. The “Marvel Universe” concept permits us to use the popularity of our characters to more fully develop existing but lesser-known characters. In this manner, formerly lesser-known characters such as Ghost Rider, Black Panther and Wolverine have been developed and are now popular characters in their own right and are featured in their own comic books.

The “Marvel Universe” concept also allows us to use our more popular characters to make “guest appearances” in the comic books of lesser-known characters to attempt to increase the circulation of a particular issue or issues.

Customers, Marketing and Distribution

In 2006, the Publishing segment continued to be the comic industry leader, with 45% of the dollar share and 46% of the unit share of the industry. The Publishing segment's primary target market for comic books has been male teenagers and young adults in the 13 to 23 year old age group. Established readership of our comic books also extends to readers in their mid-thirties.

Our comic book publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the “direct market”), (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the “mass market”) and (iii) on a subscription sales basis.

For each of the years ended December 31, 2006, 2005 and 2004, approximately 70% of the Publishing segment's net revenues were derived from sales to the direct market. We distribute our publications to the direct market through an unaffiliated entity (Diamond Comic Distributors, Inc.). We print periodicals to order for the direct market, thus minimizing the cost of printing and marketing excess inventory.

For the years ended December 31, 2006, 2005 and 2004, approximately 15%, 13% and 13%, respectively, of the Publishing segment’s net revenues were derived from sales to the mass market. Our sales to the mass market also include trade paperbacks, which are compilations of previously printed periodicals collected to tell a “complete” story.

In addition to revenues from the sale of comic books to the direct market and the mass market, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics. For the years ended December 31, 2006, 2005 and 2004, approximately 15%, 17% and 17%, respectively, of the Publishing segment's net revenues were derived from these sources. In most of our comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. We permit advertisers to advertise in a broad range of our comic book publications or to advertise in specific groups of titles whose readership’s age is suited to the advertiser.

Our Marvel Online business has had a small but growing impact on Publishing segment revenues, mostly through online advertising and comic subscription sales. Our website www.marvel.com has also proven to be an effective means to market various Marvel products and events. We expect strong growth and diversification in Marvel Online revenues as we continue to increase our online presence.

Toys

Our Toy segment is in a period of transition driven by the signing in January 2006 of our agreement with Hasbro and the December 2005 early termination of our agreement with our then exclusive toy licensee, Toy Biz Worldwide Ltd. (“TBW”). The Toy segment was run differently in 2006 than in 2005 and has changed again for 2007, now that products are produced and sold by Hasbro.

Toys in 2005 and in Prior Years

During 2005, our Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. Our toy products were based upon Spider-Man movies and upon characters that we licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action (“TNA”) wrestling and the movie and television shows based on the character Curious George.

We had an agreement with TBW since 2001, under which we licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. The license also permitted TBW to use our “Toy Biz” brand name. Under a separate agency agreement, we provided product development, marketing and sales services for TBW in exchange for a service fee. We received royalties and service fees from TBW based on TBW’s sales of Marvel-designed toys produced and sold by TBW. On December 23, 2005, we terminated both the license and agency agreements with TBW effective January 1, 2006, one year ahead of their scheduled expiration date.

Royalty and service fee income recognized from the license with TBW aggregated $51.8 million in 2005 and $15.2 million in 2004. All royalties received from the sales of toys licensed to parties other than TBW during 2005 and earlier were recorded as royalties in our Licensing segment, as we did no product development, marketing, sales or other services for these licensees.

Toys in 2006

Most Marvel character-based toys previously produced for retail by TBW were produced and sold by us in 2006. We also continued to produce toys based on Spider-Man movies and based on licensed-in characters such as Curious George and characters from Code Lyoko and TNA wrestling.

In 2006, TBW acted as one of our sourcing agents and, in that capacity, helped us to locate suitable factories in China for the manufacture of our toys. We use a leading independent quality-inspection firm to monitor quality control of our Toy segment’s products.

In January 2006, we entered into a license agreement with Hasbro under which Hasbro has the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring our characters. The license gives Hasbro the right to sell those toys at retail from January 1, 2007 through December 31, 2011. In some cases, however, Hasbro was permitted to sell toys at retail during 2006. The license is subject to extension in the event that entertainment productions featuring our characters are not released according to an agreed-upon schedule. We also entered into a services agreement with Hasbro under which we have agreed to provide brand expertise, marketing support and other services in connection with the licensed toys. In 2006, royalty and service fee income recognized from Hasbro aggregated $5.2 million. Most of the Toy segment’s 2006 sales, however, came from toys that we produced and sold ourselves.

Toys in 2007

In 2007, most of the Toy segment’s sales will come in the form of royalties and service fees from Hasbro. The Toy segment will also continue to generate revenue from sales of licensed-in properties such as Curious George.

Customers, Marketing and Distribution

Toy sales to customers in the United States accounted for approximately 70%, 65% and 65% of the Toy segment’s net toy sales in 2006, 2005 and 2004, respectively. The Toy segment’s products are aimed primarily at boys aged 4-12 and collectors.

Outlets for our toys in the United States include specialty toy retailers, mass merchandisers, mail-order companies and variety stores, as well as independent distributors who purchase products directly from us and ship them to retail outlets. Our customer base for toys is concentrated. The Toy segment's three largest customers, currently Wal-Mart Stores, Inc., Toys 'R' Us, Inc. and Target, accounted in the aggregate for approximately 57%, 48% and 56% of the Toy segment’s net toy sales in 2006, 2005 and 2004, respectively.

In 2006 and 2005, no product line accounted for over 10% of our consolidated net revenue. In 2004, the only line of products to account for more than 10% of the our consolidated net revenue was the line of toys based upon the movie Spider-Man 2.

The Toy segment produces its products for foreign customers and for most of its domestic customers to order, and sells them “FOB” East Asia. When we sell products FOB East Asia, title to the products, along with risk of loss, passes to the customer in Asia, where the Toy segment’s products are manufactured. The Toy segment does not sell on either a guaranteed-sale (returnable) basis or a consignment basis. Pursuant to the terms of the termination of TBW’s license agreement, we purchased TBW’s domestic inventory of finished goods as of January 1, 2006 for approximately $6 million. The Toy segment had inventory of $0.8 million at December 31, 2006.

Film Production

Our Film Production segment develops, produces and distributes films that are financed with our $525 million film facility. The first two films produced by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in 2008.

The cast of Iron Man will include Robert Downey, Jr. as Tony Stark (a.k.a. Iron Man), Gwyneth Paltrow as Virginia “Pepper” Potts, Terrence Howard as Jim “Rhodey” Rhodes and Jeff Bridges. All four actors have received or been nominated for Academy Awards for their past work. Jon Favreau will direct. The Incredible Hulk, which has not yet been cast, will be directed by Louis Leterrier.

We have engaged Avi Arad to be the independent producer of both Iron Man and The Incredible Hulk. Mr. Arad was a director and executive officer of Marvel, and the head of Marvel Studios, for many years until mid-2006.

The film facility enables us to independently finance the development and production of up to ten feature films, including films that may feature the following Marvel characters, whose theatrical film rights are pledged as collateral to secure the film facility:

•	Ant-Man
•	Black Panther
•	Captain America
•	Cloak & Dagger
•	Doctor Strange
•	Hawkeye
•	Iron Man
•	Nick Fury
•	Power Pack
•	Shang-Chi
•	The Avengers
•	The Incredible Hulk

Iron Man and The Incredible Hulk, included in the above list, were added to the film facility during the quarter ended September 30, 2006. Also included as collateral for the film facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to Captain America’s sidekick, Bucky Barnes, and his nemesis, Red Skull, are both pledged as collateral to the film facility.

While theatrical films featuring the characters listed above may be financed and produced by us only through the film facility, we retain all other rights associated with those characters. In addition, we may continue to license our other characters for movie productions by third parties, obtain financing to produce movies based on those other characters ourselves or with others or, with the consent of the film facility lenders, finance and produce films based on those other characters through the film facility.

Terms of the Film Facility

Financing Available; Rate of Interest; Borrowings Outstanding

The film facility, which expires on September 1, 2016 or sooner if the films produced under the facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank debt, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. The mezzanine debt is to be drawn on first and to remain outstanding for the life of the senior bank facility. As of December 31, 2006, MVL Film Finance LLC had $33.2 million in outstanding mezzanine borrowings through the facility. The initial borrowings in 2005 were used primarily to finance transaction costs ($21.3 million) related to the closing of the facility and the purchase of an interest rate cap ($3.2 million) whereby LIBOR is capped at 6.0% for outstanding debt under the facility up to certain varying amounts. The remainder of the borrowings were used to fund the interest payments of the film facility, during 2005 and 2006.

Limitations on Recourse under Film Facility

The borrowings under the film facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC. In other words, only MVL Film Finance LLC, and not its parent companies, will be responsible for paying back amounts borrowed under the film facility. MVL Film Finance LLC has pledged, as collateral for the borrowings, the theatrical film rights to the characters included in the facility. While the borrowings are non-recourse to us, we have agreed to instruct our subsidiaries involved in the facility to maintain operational covenants. If those covenants are not maintained, we may be liable for any actual damages caused by the failure, although our liability would be subject to limitations, including the exclusion of consequential damages.

Use of Funds

Funds under the film facility will be used for the production of up to ten films featuring characters included in the facility. Funds may be used to produce more than one film based on a single character or character family, so even if ten films are produced using the funds from the facility, not all characters and character families included in the facility will necessarily be the subject of a film financed under the facility.

Initial Funding Conditions

For any film included in the facility, an initial funding may be made only if certain conditions are met. The conditions include obtaining a satisfactory completion bond, production insurance and distribution for the film, and compliance with representations, warranties and covenants. The distribution requirements, described in detail below, require us to pre-sell the distribution rights to each film in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”) and to obtain an agreement with a major studio to distribute the film in all other territories. The proceeds from the Reserved Territory pre-sales will be used to fund the film in question. To obtain a completion bond, we will need to have in place the main operational pieces to producing a film, including approved production, cash flow and delivery schedules, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer.

On February 27, 2007, the initial funding conditions were met with respect to Iron Man and an initial funding of the production of that film was made.

Additional Initial Funding Conditions for Fifth Film and each Film Thereafter

There are additional conditions to the initial funding for the fifth film and for each film thereafter, including (i) a minimum ratio of the assets of MVL Film Finance LLC to its liabilities and (ii) a minimum percentage of the aggregate production budgets for each film covered by pre-sale of the distribution rights to the Reserved Territories and/or the proceeds of any government rebate, subsidy or tax incentive program.

Unrestricted Proceeds of the Film Facility

Upon the release of each film, we will receive a fixed producer fee out of that film’s production budget as an advance against any profits of the film. We will also retain all film-related merchandising revenues, such as revenues from toy sales and product licensing based on the movies. These merchandising revenues and the film profits are neither pledged as collateral nor subject to cash restrictions under the facility.

Restricted Proceeds of the Film Facility

MVL Film Finance LLC will receive and retain funds from revenue streams such as the distributor’s share of box office receipts, DVD/VHS sales, television, and a royalty on soundtrack sales. Any sums remaining after payments of residuals and participations to talent, distribution fees and expenses (including marketing costs), interest expense and production costs will be placed into a blocked account maintained by MVL Film Finance LLC. Sums in that account may be used only for the production of films and repayment of indebtedness under the facility. After the release of the third film, funds may be withdrawn from the blocked account for our general corporate purpose if we have met conditions including compliance with financial coverage tests and a minimum balance requirement. After three films, funds may be withdrawn for our general purpose only if the balance in the blocked account is at least $350 million. For each film thereafter until film nine, the balance requirement is reduced by $50 million.

Ability to Refinance or Discontinue Film Facility

The film facility allows MVL Film Finance LLC to either refinance or simply discontinue the financing at any time without penalty by prepaying all outstanding indebtedness and reducing the amount available under the financing to zero.

Development and Distribution of the Films Financed through the Film Facility

As a film development company, MVL Productions LLC, a wholly-owned consolidated subsidiary of ours, will engage in a broad range of pre-production services. Those services will include developing film concepts and screenplays, preparing budgets and production schedules, obtaining production insurance and completion bonds and forming special-purpose, bankruptcy-remote subsidiaries to produce each film as a work-made-for-hire for MVL Film Finance LLC. MVL Productions LLC has also entered into studio distribution agreements with Paramount Pictures Corporation and Universal Pictures, a division of Universal City Studios, LLLP.

Distribution: Worldwide Excluding Reserved Territories

MVL Productions LLC’s studio distribution agreement with Paramount requires Paramount, at the request of MVL Productions LLC, to distribute up to ten films financed and produced under the film facility. Paramount is required to release each film during one of two prime release periods each year: the Spring/Summer and Fall/Holiday seasons. Under the studio distribution agreement, Paramount has guaranteed MVL Productions LLC wide distribution outside of the Reserved Territories with commensurate advertising and marketing efforts for each film. Included in Paramount’s distribution rights are exclusive theatrical and non-theatrical (e.g., exhibition on airplanes, schools and military installations), home video, pay television and international television distribution rights. Excluded are all distribution rights with respect to the Reserved Territories and free television distribution in the United States. As compensation for its services under the studio distribution agreement, Paramount is permitted to recoup its distribution costs (including print and advertising costs) and expenses for each film from the gross receipts of that film and to receive a distribution fee before we receive our share of gross receipts.

Universal Studios has agreed to distribute Marvel’s film The Incredible Hulk and sequels on essentially the same terms as those on which Paramount has agreed to distribute the other films financed and produced under the film facility.

Distribution: Reserved Territories

MVL Productions LLC is required to pre-sell the distribution rights for each film in the Reserved Territories. The proceeds of these pre-sale arrangements will provide a source of funding for the direct costs of the films in addition to the film facility. Obtaining a cumulative, minimum target budget percentage from such pre-sales and/or from the proceeds of any government rebate, subsidy or tax incentive program is a condition to the initial funding for the fifth film and for each film thereafter.

Iron Man Facility

We generate pre-sale proceeds from distributors in the Reserved Territories who buy from us the right to distribute our films there. As contemplated by the film facility, we intend to use Iron Man’s pre-sale proceeds to fund the production of that film. Most of the payments from our foreign distributors, however, are not due until after production is complete. In order to bridge the gap between Iron Man’s production and the distributors’ payment, we closed a $32.0 million financing on February 27, 2007. The financing was closed through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, and may be used to partially fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains an interest reserve of $2.5 million that will prevent us from borrowing the full amount. The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1% at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie. Funds are to be drawn under this facility proportionately with borrowings under the $525 million film facility.

For further information about our segments, see Note 12 to our accompanying consolidated financial statements.

Intellectual Property

We believe that our most valuable assets are our library of proprietary characters, the stories we have published for decades, the associated copyrights, trademarks and goodwill and our “Marvel” and “Marvel Comics” trade names. We believe that our library of characters and stories could not easily be replicated. We currently conduct an active program of maintaining and protecting our intellectual property rights in the United States and abroad. Our principal trademarks have been registered in the United States and in certain of the countries in Western Europe, Latin America, Asia (including many Pacific Rim countries), the Middle East and Africa. While we have registered numerous trademarks in these countries, and expect that our rights will be protected there, certain countries either do not have laws that protect United States holders of intellectual property equivalent to laws in the United States, or our rights can be difficult to enforce, and there can be no assurance that our rights will not be violated or our characters “pirated” in certain countries.

Advertising

Although a portion of the advertising budget for our toy products is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, we allocate a majority of the advertising budget for our toy products to television promotion. We advertise on national television and purchase advertising spots on a local basis. We believe that television programs underlying our toy product lines increase exposure and awareness. We do not do significant advertising for our Licensing or Publishing segments.

Competition

The industries in which we compete are highly competitive.

The Licensing segment competes with a diverse range of entities that own intellectual property rights in characters. These include DC Comics (a subsidiary of Time Warner, Inc.), The Walt Disney Company, NBC Universal, Inc. (a subsidiary of General Electric Company), DreamWorks Animation SKG, Inc. and other entertainment-related entities. Many of these competitors have greater financial and other resources than we do.

The Publishing segment competes with numerous publishers in the United States. Some of the Publishing segment's competitors, such as DC Comics, are part of integrated entertainment companies and may have greater financial and other resources than we do. The Publishing segment also faces competition from other entertainment media, such as movies and video games.

In its capacity as a licensor to Hasbro, the Toy segment faces competition similar to that of the Licensing segment. In its capacity as a producer and seller of toys such as Curious George toys, the Toy segment competes with many larger toy companies in the design and development of new toys, in the procurement of licenses and for adequate retail shelf space for its products.

The Film Production segment competes with other film producers, including major studios such as Twentieth Century Fox and Sony Pictures (which also produce films licensed by our Licensing segment). Many of these producers are part of integrated entertainment companies and have greater financial and other resources than we do. Paramount and Universal, who have agreed to distribute the Film Production segment’s films, are also competitors of the Film Production segment in their capacity as film producers.

Employees

As of December 31, 2006, Marvel employed 255 persons. We also contract for creative work on an as-needed basis with over 500 active freelance writers and artists. Our employees are not subject to any collective bargaining agreements. Management believes that Marvel’s relationship with its employees is good.

Financial Information about Geographic Areas

The following table sets forth revenues from external customers by geographic area:

Revenue by Geographic Area
(in millions)
	2006		2005		2004

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing*	$83.9	$43.3	$182.0	$48.1	$173.8	$40.9
Publishing	90.9	17.6	77.3	15.1	72.8	13.2
Toys**	82.2	33.9	47.7	20.3	140.1	72.7
Total	$257.0	$94.8	$307.0	$83.5	$386.7	$126.8

*Includes U.S. and Foreign revenue derived from the Joint Venture of $3.4 million and $0.7 million, respectively, for the year ended December 31, 2006. Includes U.S. and Foreign revenue derived from the Joint Venture of $13.1 million and $11.6 million, respectively, for the year ended December 31, 2005. Includes U.S. and Foreign revenue derived from the Joint Venture of $59.5 million and $8.0 million, respectively, for the year ended December 31, 2004.

**In 2006, $4.4 million of U.S. toy revenue and $0.8 million of foreign toy revenue is attributable to royalties and service fees generated by Hasbro. $37.1 million and $11.4 million of the U.S. toy revenue and $14.7 million and $3.7 million of the foreign toy revenues for 2005 and 2004, respectively, are attributable to royalties and service fees from toy sales generated by TBW.

Government Regulations

Our toy operations are subject to laws such as the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be hazardous. Similar laws exist in some states and cities in the United States and in other countries throughout the world. We maintain a quality control program (including the inspection of goods at factories and the retention of an independent quality-inspection firm) designed to ensure compliance with applicable laws.

Available Information

The public may read and copy any materials that we file with the U.S. Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our Internet address is http://www.marvel.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. We also make available on our website our Code of Business Conduct and Ethics, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We are providing our Internet address here solely for the information of investors. We do not intend to incorporate the contents of the website into this report. Printed copies of the information referred to in this paragraph are also available on written request sent to: Corporate Secretary, Marvel Entertainment, Inc., 417 Fifth Avenue, New York, New York 10016.

Certification with the New York Stock Exchange

On May 25, 2006, our chief executive officer filed, with the New York Stock Exchange, the CEO certification regarding our compliance with the exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.

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

Financial difficulties of licensees. We have licensed to other parties the exclusive right to manufacture and sell various character families in important merchandise categories such as video games. Our revenues could be adversely affected if those licensees or any of our other significant non-exclusive licensees, many of whom have significant future payment obligations to us, experience financial difficulties or bankruptcy.

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

Concentration of Toy Business in One Licensee. Most of our toy revenue is now generated from Hasbro. Disruption to our relationship with Hasbro or financial difficulties of Hasbro could adversely affect our revenues. In addition, the retail toy business is highly concentrated, and an adverse change in the relationship between Hasbro and one or more of its major customers could have a material adverse effect on us. The bankruptcy or other lack of success of one or more significant toy retailers could materially decrease our earnings under the Hasbro license.

Uncertainties to do with our entry into the film production business. We have only recently entered into the film-production business, with the closing in September 2005 of a $525 million financing for a slate of films to be produced by our Film Production segment. Though we have acted as a co-producer and worked alongside film studios that have licensed our characters, we have never produced films by ourselves before and we will not necessarily be successful. In addition, we will have to make significant up-front investments in film development costs and we will not be able to borrow those amounts from the Film Financing if for some reason the film in question does not meet the lenders’ conditions for funding. If the lenders’ conditions are met, repayment of their loan will depend on the films’ financial success. Should proceeds from the films be insufficient to repay the loan, we could lose the film rights to some important Marvel characters. In addition, our consolidated statements of net income (also known as our “income statement” or “profit and loss statement”) will reflect any losses suffered by the film slate even if we do not have to fund those losses, and as a result, the volatility of our consolidated financial results could increase. Among the factors that might cause the developments described above or other material adverse developments are the following:

•

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

•

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

11

•

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

•

Our film production might be disrupted. Our movies productions are subject to inflexible schedules. Disruptions to those schedules, by a union strike or by any other event, could cause us to incur additional costs, miss the anticipated release date, or both, and could hurt our associated licensing and toy programs.

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

•

We will be primarily dependent on a single distributor for each film. If our studio distributor (Paramount or, in the case of The Incredible Hulk and its sequels, Universal) were to fail to perform under its distribution agreement or if it were to experience financial difficulties, our ability to distribute films included in the film slate could be hurt.

•

We will depend on our studio distributors for the implementation of internal controls related to the accounting of film-production activities. Because of Paramount’s and Universal’s role as distributor and paymaster of the film slate films, we will depend on them to have internal controls over financial reporting related to the films they distribute and to provide us with information related to those internal controls. Paramount’s and Universal’s internal controls might not be sufficient to allow us to meet our internal control obligations, to allow our management to properly assess those controls or to allow our independent registered public accounting firm to attest to our management’s assessment. Paramount or Universal might fail to cure any internal control deficiencies related to the films that we identify. We may be unable to effectively create compensating controls to detect and prevent errors or irregularities in Paramount’s and Universal’s accounting to us and others.

12

•

We might fail to meet the conditions set by the lenders for the funding of films. An initial funding of films in the film slate will be made only if the lenders’ conditions are met. Those conditions include our obtaining a completion bond and production insurance, and our arranging for distribution in the territories not served by our studio distributor. To obtain a completion bond we will need to have in place the main operational pieces to producing a film, including approved schedules for production, cash flow and delivery, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer. We might not be able to satisfy those conditions and obtain a completion bond. In addition, there are very few companies that provide completion bonds in the amounts that we will require, and if the one company with which we have so far made arrangements were to exit the business, we might be unable to obtain a completion bond under any circumstances. If the lenders’ conditions are not met, the film in question will not be funded and we will be forced to absorb the up-front film development costs, which could be material, by using our own funds.

•

We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four. In order for more than four films to be funded, the film slate will have to pass an interim asset test and a co-financing test. We intend to satisfy the co-financing test mostly with foreign pre-sales proceeds and foreign tax credits, but if those proceeds and credits are not sufficient, then we may have to find other sources of funding, which might not be available on attractive terms, or provide the funding ourselves. If those tests are not passed, the film slate may be cut short and, because fewer films will be available to repay the lenders, our risk of losing film rights to some of our characters will increase.

•

Accounting related to the production of our films may result in significant fluctuations in our reported income or loss. Accounting rules require that our consolidated statements of net income reflect losses suffered by the film slate, even if we do not have to fund those losses ourselves. The result may be significant fluctuations, and increasing volatility, in our reported financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Marvel has the following principal properties:

Facility	Location	Square Feet	Owned/Leased
Office (1)	New York, New York	65,253	Leased
Office (2)	Beverly Hills, California	18,418	Leased
Office (3)	London, England	1,300	Leased

(1)  Used by all segments.

(2)  Used by our Licensing and Film Production segments.

(3)  Used by our Licensing segment.

Our Licensing segment also leases office space in West Palm Beach, Florida. Our Toy and Publishing segments lease storage space in a warehouse located in Fife, Washington.

Item 3.	LEGAL PROCEEDINGS

Marvel is involved in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on Marvel’s financial condition, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matters were submitted to a vote of Marvel’s security holders.

PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on our Common Stock

The principal United States market in which our common stock is traded is the New York Stock Exchange. Our common stock is not listed for trading on any other securities exchange registered under the Securities Exchange Act of 1934. The following table sets forth, for each fiscal quarter indicated, the high and low closing prices for our common stock as reported in the New York Stock Exchange Composite Transaction Tape.

Fiscal Year	High	Low
2005
First Quarter	$20.50	$16.90
Second Quarter	$22.10	$18.81
Third Quarter	$22.73	$17.50
Fourth Quarter	$18.65	$14.06
2006
First Quarter	$20.12	$15.96
Second Quarter	$20.80	$18.84
Third Quarter	$24.44	$17.40
Fourth Quarter	$29.23	$24.37

As of February 26, 2007, the number of holders of record of our common stock was 3,200.

Marvel has not declared any dividends on its common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on shares of our common stock with that of (i) the New York Stock Exchange Composite Index and (ii) the Amex Media (Communications) Index.

The comparison assumes that, immediately after the close of business on December 31, 2001, $100 was invested in shares of our common stock and in the stocks included in the NYSE Composite Index and the Amex Media (Communications) Index, and that all dividends were reinvested. These indexes, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

Value of $100 Invested Over Period Presented:

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Marvel Entertainment, Inc.	$100.00	$236.32	$766.05	$808.42	$646.58	$1,062.24
NYSE Composite	$100.00	$81.83	$108.16	$124.38	$136.03	$164.60
AMEX Media (Communications)	$100.00	$35.93	$72.93	$56.31	$32.35	$31.64

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, derived from our audited financial statements, for the five-year period ended December 31, 2006. Marvel has not declared dividends on its common stock during any of the periods presented below.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statements of Net Income Data:
Net sales	$351,798	$390,507	$513,468	$347,626	$299,046
Operating income	112,560	171,167	224,413	167,222	80,524
Income before income tax expense, minority interest and cumulative effect of change in accounting principle	98,800	171,048	206,872	150,372	38,676
Income from continuing operations	58,704	102,819	124,877	151,648	26,774
Income (loss) from continuing operations per common share	0.71	1.03	1.17	1.50	(0.72)
Cumulative effect of change in accounting principle	–	–	–	–	(4,164)
Net income (1)	58,704	102,819	124,877	151,648	22,610
Diluted net income (loss) per common share (1)	0.67	0.97	1.10	1.34	(0.79)
Preferred dividends	–	–	–	1,163	68,132

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance sheet data:
Working capital (deficit)	$(58,559)	$2,532	$142,231	$214,198	$32,604
Total assets	623,865	573,546	714,814	741,857	517,519
Borrowings	50,200	25,800	–	–	–
Other non-current debt	–	–	–	150,962	150,962
Redeemable preferred stock	–	–	–	–	32,780
Stockholders’ equity	254,891	360,600	546,500	469,450	242,869

(1) Net income (loss) per common share, unlike net income, is net of preferred dividends.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes thereto, and the other financial information included elsewhere in this Report.

Set forth below is a discussion of our financial condition and our results of operations for the three fiscal years in the period ended December 31, 2006.

Overview

Management Overview of Business Trends

We principally operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production. The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility to fund the production of our films. This expansion has resulted in the creation of the Film Production segment. During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films. Consequently, we have presented the Film Production segment separately as of December 31, 2006. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing, producing and distributing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters. The film facility is described below.

We remain committed to expanding our brands through licensing them to third parties for developing movies and television shows. The increased exposure of Marvel characters in these media can create revenue opportunities through increased sales of publishing materials and licensed merchandise. This media licensing strategy, however, has inherent limitations, both in terms of profit potential and control over items such as content, release dates, advertising and merchandising support. Accordingly, on September 1, 2005, MVL Film Finance LLC, a newly formed, special-purpose, bankruptcy-remote, wholly-owned consolidated Marvel subsidiary, closed a $525 million financing facility that will enable us to produce our own slate of feature films. The film facility provides us with another vehicle for potential growth. Films produced by the Film Production segment through the film facility could provide us with a meaningful source of profits and more control over the destiny of our film projects. It will also give us greater flexibility to coordinate the timing of licensing programs around Marvel-branded theatrical releases.

The year 2006 was a transitional one for our Toy segment operations. As discussed below, in late 2005 we terminated our agreement with our then exclusive toy licensee, and in early 2006 entered into multi-year licensing and services agreements with Hasbro. Toys made by Hasbro under its license became, in general, available for retail sale starting on January 1, 2007. Consequently, during 2006, we made and sold almost all Marvel-branded action figure toys ourselves rather than licensing to others the right to do so.

Licensing

Our Licensing segment is responsible for the licensing, promotion and brand management for all of Marvel’s characters worldwide. Since 2004, we have pursued a strategy of concentrating our licensee relationships with fewer, larger licensees who demonstrate the financial and merchandising capability to manage Marvel’s portfolio of both classic and movie properties.  A key focus is a continued effort on negotiating strong minimum guarantees while keeping royalty rates competitive.

Another strategy of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting our properties to appeal to new demographic profiles. Initiatives such as Spider-Man and Friends, Marvel Retro and Marvel Juniors have all helped the licensing business expand beyond its traditional classic and event-driven properties.

Major entertainment events play an important role in driving sales of licensed products, and a significant portion of the Licensing segment’s 2006 initiatives were focused on the movie Spider-Man 3, which is scheduled to be released in May 2007. Revenue from Spider-Man 3 merchandise licenses will be recognized beginning in the first quarter of 2007.

Our results can be significantly affected by the release of movies and television shows based on our characters, which can fuel demand for products based on the featured characters. For example, in 2004, we benefited from the theatrical release of the movie Spider-Man 2. This release resulted in increased awareness of the Spider-Man character family, which subsequently drove sales of licensed products, published materials and toys based on that character family. We hoped to similarly benefit from the July 2005 theatrical release of the movie Fantastic Four. However, although Fantastic Four experienced significant box-office success, our Toy and Licensing segments did not achieve benefits in sales based on the Fantastic Four character family for the year ended December 31, 2005 commensurate with the benefits achieved in 2004 from Spider-Man 2. Similarly, in 2006, we did not significantly benefit from the release of X-Men: The Last Stand, although that movie was also a box office success. We expect that our 2007 revenue will benefit significantly from the May 2007 release of Spider-Man 3.

We typically enter into multi-year merchandise license agreements that specify minimum royalty payments and include a significant down payment upon signing. We recognize license revenue when the earnings process is complete, including, for instance, the determination that the credit-worthiness of the licensee reasonably assures collectibility of any outstanding minimum royalty payments (in which case the minimum royalty payments would be immediately recognized as revenue). If the earnings process is complete with respect to all required minimum royalty payments, then we record as revenue the present value of those payments.

The earnings process is not complete if, among other things, we have significant continuing involvement, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee. In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty payments are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition, or future minimum payments that are assured of collection (because of the licensee’s creditworthiness) in advance of recognition, are recorded as deferred revenue. In any case where the licensee is not sufficiently creditworthy, we recognize revenue only to the extent that cash is received. When cumulative reported royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as “overages”.

We did not recognize as much revenue in 2006 from renewals of merchandise licenses with our U.S.-based licensees as we did in either 2005 or 2004 because a relatively small number of those licenses came up for renewal in 2006. In addition, the one major Marvel-branded entertainment event that occurred in 2006, the movie X-Men: The Last Stand, as expected did not contribute significantly to Licensing segment revenue. However, we expect licensing segment revenue to benefit significantly in 2007 due to the release of Spider-Man 3, scheduled for May 2007 and, as a result, Licensing segment revenue is projected to be higher in 2007 than in 2006 and 2005. Two other Marvel-branded entertainment events, Ghost Rider (released in February 2007) and Fantastic Four: Rise of the Silver Surfer (scheduled for release in July 2007), are also expected to contribute to 2007 Licensing segment revenue, although not as significantly as Spider-Man 3.

Publishing

We have experienced continued growth from the direct market and bookstores in 2006. The Publishing segment is focused on expanding distribution to channels such as the mass market, and expanding its product line to a younger demographic. We are in the process of expanding our advertising and promotions business with an increased emphasis on custom publishing. In the second quarter of 2006, the Publishing segment began publishing Civil War, a limited special comic book series which has tie-ins to certain established comic book series. The five issues of Civil War published in 2006 were the year's five top-selling comic books in the U.S.  We expect continued momentum from Civil War and its tie-ins into the first half of 2007. Our Incredible Hulk character will also be featured in a Marvel Universe crossover event, scheduled for 2007, that will have tie-ins to other established comic book series.

Toys

Marvel’s Toy segment has been in a period of transition during 2006 driven by the signing of our agreement with Hasbro effective January 1, 2006, and the termination of our agreement with Toy Biz Worldwide, Ltd. (“TBW”). The Toy segment was run differently in 2006 than in 2005 and has changed again for 2007 now that products are being produced and sold by Hasbro.

Toys in 2005 and in Prior Years

During 2005, our Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. Our toy products were based upon the Spider-Man movies and upon characters that we licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for TNA wrestling and the Curious George movie. Additionally, we had an agreement with TBW since 2001, under which we licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. We provided product development, marketing and sales services for TBW in exchange for a service fee and therefore recorded royalties and service fees from TBW in the Toy segment.

Toys in 2006

Most Marvel character-based toys previously produced for retail by TBW were produced and sold by us in 2006. We also continued to produce toys based on Spider-Man movies and based on licensed-in characters such as Curious George and characters from Code Lyoko and TNA wrestling. As expected, 2006 was not as significant a year for Marvel-branded toys as 2005 (when the movie Fantastic Four was released).

The transition from TBW has resulted in an increase in toy sales compared with 2005, and a related increase in cost of sales, as we have been selling our products directly to the retailer and incurring the manufacturing and selling costs of these products. However, the 2006 transition from TBW disrupted production and caused cancellation of certain sales orders.

We entered into a license agreement with Hasbro under which Hasbro has the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring our characters. The license gives Hasbro the right to sell those toys at retail from January 1, 2007 (earlier, in some cases) through December 31, 2011 (subject to extension). Under a service agreement with Hasbro, we have agreed to provide brand expertise, marketing support and other services to Hasbro in connection with the licensed toys. In 2006, royalty and service fee income recognized from the license with Hasbro aggregated $5.2 million.

Toys in 2007

In 2007, most of the Toy segment’s sales will come in the form of royalties and service fees from Hasbro. The Toy segment will also generate revenue from sales of its licensed-in properties such as Curious George. In 2007, films featuring the Marvel characters Spider-Man, Fantastic Four and Ghost Rider have been released or are scheduled for release. For that reason, we expect that sales by Hasbro of Marvel-branded toys in 2007 will be greater than in 2006.

Film Production

The expansion of our studio operations to include feature films that we produce ourselves has resulted in the creation of a new segment, the Film Production segment. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters. Our self-produced films will be financed with our $525 million film facility, which is described below.

The first two films produced by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in 2008. During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films. Consequently, we have presented the Film Production segment separately as of December 31, 2006. The Film Production segment was created in September 2005, upon execution of the film facility, but did not require separate presentation in 2005.

During 2006, the Film Production segment had capitalized film production costs of $15.1 million, primarily for the production of Iron Man and The Incredible Hulk. This asset is expected to increase significantly coinciding with our production efforts. In addition, for the year ended December 31, 2006, the Film Production segment incurred $7.5 million of operating costs, consisting primarily of employee compensation and its share of the expenses associated with our California office. Operating costs of the Film Production segment also reflect a $1.5 million decline in the fair value of our interest rate cap associated with our film facility. There were no significant operating costs within the Film Production segment in 2005.

We expect the Film Production segment’s operations to look very different starting in 2008, when we first release our self-produced films. At that time, we will begin recognizing revenue. As we recognize revenue for a particular theatrical release, we will amortize the related capitalized film production costs in the proportion that the recognized revenues bear to the total estimated lifetime revenues of the theatrical release.

Film Facility

The film facility enables us to independently finance the development and production of up to ten feature films, including films that may feature the following Marvel characters, whose theatrical film rights are pledged as collateral to secure the film facility:

•	Ant-Man
•	Black Panther
•	Captain America
•	Cloak & Dagger
•	Doctor Strange
•	Hawkeye
•	Iron Man
•	Nick Fury
•	Power Pack
•	Shang-Chi
•	The Avengers
•	The Incredible Hulk

Iron Man and The Incredible Hulk, included in the above list, were added to the film facility during the quarter ended September 30, 2006. Also included as collateral for the film facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to Captain America’s sidekick, Bucky Barnes, and his nemesis, Red Skull, are both pledged as collateral to the film facility.

We expect to fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility. At that stage, if the film’s initial funding conditions are met, we will be able to borrow under the film facility an amount equal to the incremental overhead expenses incurred by us related to that film in an amount not exceeding 2% of the budget for that film under the film facility, plus development costs. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility. On February 27, 2007, Iron Man met its initial funding conditions and an initial funding of the production of that film was made.

We recorded expenses (primarily interest expense) related to the film facility of $14.5 million and $4.0 million during the year ended December 31, 2006 and 2005, respectively. We expect that our interest and other expenses related to the film facility will increase in 2007. We are capitalizing, and not treating as expense, other amounts to develop the films for which borrowings are expected to be made under the film facility. In addition, interest charges associated with borrowings to fund the productions will also be capitalized. During 2006, interest associated with film productions of $0.2 million was capitalized and is included in film inventory on the accompanying consolidated sheet. As of December 31, 2006, $15.1 million has been capitalized associated with concept development and pre-production costs of various film projects associated with the above Marvel characters, of which $11.3 relates to Iron Man.

While theatrical films featuring the characters listed above may be financed and produced by us only through the film facility, we retain all other rights associated with those characters. In addition, we may continue to license our other characters for movie productions by third parties, obtain financing to produce movies based on those other characters ourselves or with others or, with the consent of the film facility lenders, finance and produce films based on those other characters through the film facility.

Our Results of Operations

Year ended December 31, 2006 compared with the year ended December 31, 2005

Net Sales

Our net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) selling our toys.

	Years ended December 31,
	2006	2005	Change
	(dollars in millions)

Licensing	$127.2	$230.1	(45)%
Publishing	108.5	92.4	17%
Toys	116.1	68.0	71%
Total	$351.8	$390.5	(10)%

Sales Mix by Segment:	Years Ended December 31,
	2006	2005
Licensing	36.2%	58.9%
Publishing	30.8%	23.7%
Toys	33.0%	17.4%
Net Sales	100.0%	100.0%

Our consolidated net sales of $351.8 million for 2006 were $38.7 million lower than net sales in 2005. A 45% decrease in Licensing segment sales was partially offset by a 17% increase in Publishing segment sales and a 71% increase in Toy segment sales.

Licensing segment net sales decreased $102.9 million during 2006. The decreases were in domestic merchandise licensing ($79.1 million), Joint Venture licensing ($20.6 million) and Studio media licensing ($8.0 million). The reduction in domestic revenues resulted from a decline in new and renewal contract revenues in 2006. Included in 2005 Licensing segment net sales was $50 million from the extension of an interactive game license. Also, the 2006 licensing program for the theatrical release of X-Men: The Last Stand did not generate as much in merchandise royalties as the 2005 program for the theatrical release of Fantastic Four. The Joint Venture (associated with licensing around Spider-Man movies) had revenue of only $4.1 million in 2006, primarily related to licensing overages collected in 2006 from the July 2004 release of Spider-Man 2. Studio media licensing revenues decreased as a result of fewer movie releases and the timing of payments for major theatrical releases: significant revenues from Spider-Man and X-Men movie properties were recorded in 2005 as compared to smaller revenues from the Fantastic Four movie property in 2006. These decreases were partially offset by increased revenues from international licensing ($5.3 million) caused by overage increases net of a decline in new and renewal contract revenues. The net decrease in Licensing segment net sales, combined with higher net sales generated from the Publishing and Toy segments, caused Licensing segment net sales to decline as a percentage of consolidated net sales. We expect that 2007 revenues in our Licensing segment will increased compared to 2006. Consequently, license revenues as a percentage of consolidated net sales, are also expected to increase due to the licensing programs for the three Marvel-branded motion pictures released or scheduled for release in 2007, Spider-Man 3, Fantastic Four: Rise of the Silver Surfer and Ghost Rider.

Net sales from the Publishing segment increased $16.1 million to $108.5 million for 2006. Of the increase, $7.5 million was in sales of trade paperbacks and hard cover books into the direct and book market channels and $6.4 million was in comic book sales into the direct market. Comic book increases were primarily due to strong sales associated with Civil War, a limited special comic book series which has tie-ins to established comic book series. 2006 also benefited from the April 2006 increase in the cover price of comic books, which accounted for $1.5 million of the comic book increase noted above. In addition, custom publishing revenue increased $1.1 million for 2006. These increases also caused Publishing segment net sales to increase as a percentage of consolidated net sales. We expect that the Publishing segment net sales will continue to benefit from the Civil War series and strong sales of related trade paperbacks and hard cover books in 2007.

In 2005, Toy segment net sales consisted mostly of royalty and service fee revenues earned from TBW. As a result of terminating the TBW license at the end of 2005, 2006 Toy segment net sales of $116.1 million were based on our sales to retailers. Primarily as a result of this change, Toy segment net sales increased $48.1 million compared to the prior year period and also increased as a percentage of consolidated net sales. Those increased revenues, however, reflect a decrease in sales to retailers compared to 2005. In 2005, Toy segment net sales included $51.8 million of royalty and service fee revenue earned by us associated with TBW’s sales to retailers. Sales to retailers decreased from $185.1 million in 2005 to $116.1 million in 2006 partly because of the launch of the Fantastic Four movie toy line in 2005 and also due to the transition from TBW, which disrupted production and caused cancellations of certain sales orders. We expect that in 2007 (when several films featuring Marvel characters are scheduled for release, as described above) Marvel-branded toys will be more significant at retail than in 2006. Toy segment net sales in 2007 will consist primarily of royalty and service fee revenues earned from Hasbro. We anticipate that Toy segment net sales will decrease as a percentage of consolidated net sales in 2007 due to significantly higher licensing revenue, as described above. During the fourth quarter of 2006, we recorded $5.2 million of royalty and service revenue from Hasbro.

Cost of Revenues

	Year ended December 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	47.2	44%	41.0	44%
Toys	56.4	49%	9.5	14%
Total	$103.6	29%	$ 50.5	13%

Consolidated cost of revenues increased $53.1 million to $103.6 million for 2006 compared with 2005, primarily due to increased toy-production costs, resulting from our direct manufacture and sale of toys formerly licensed to TBW. Consequently, our consolidated cost of revenues as a percentage of sales increased to 29% for the year ended December 31, 2006, as compared to 13% in the comparable 2005 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues. We generally hire writers and artists on a non-exclusive freelance basis but we also have exclusive contracts with certain key writers and artists. In addition, we contract-out the printing of our comic books to unaffiliated companies and these costs are subject to fluctuations in paper prices. Publishing segment cost of revenues as a percentage of Publishing segment net sales remained consistent at 44% in 2006 and 2005. Rising costs of talent and paper costs in 2006 were offset by higher unit sales of comic books, which more effectively absorb these costs. In addition, we instituted price increases (in April 2006) on certain comic book titles to help offset the rising talent and paper costs. The increase in cost of revenue of $6.2 million from $41.0 million to $47.2 million is primarily associated with increased sales.

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing. The increase in Toy segment cost of revenues from 14% of Toy segment net sales during 2005 to 49% during 2006 reflects manufacturing costs to produce toys formerly produced under license by TBW, for which we incurred no manufacturing costs. We expect that Toy segment cost of revenue will decrease in 2007, both in dollars and as a percentage of Toy segment net sales, when Hasbro will be manufacturing Marvel-branded toys.

Selling, General and Administrative Expenses

	Year ended December 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 49.2	39%	$ 87.1	38%
Publishing	17.2	16%	15.1	16%
Toys	28.0	24%	39.5	58%
Film Production operating costs	6.0	N/A	–	N/A
Corporate overhead	22.7	N/A	24.8	N/A
Total	$123.1	35%	$166.5	43%

Consolidated selling, general and administrative (“SG&A”) expenses of $123.1 million in 2006 were $43.4 million below SG&A expenses in 2005, primarily due to the reduction in Licensing SG&A described below. Consolidated SG&A as a percentage of net sales decreased to 35% in 2006, from 43% in 2005.

Licensing segment SG&A expenses consist primarily of payroll and of royalties owed to movie studios for their share of license royalty income, which is a variable expense based on licensing revenues. We pay movie studio licensees up to 50% of merchandising-based royalty revenue from the licensing of both “classic” and “movie” versions of characters featured in the films. Licensing segment SG&A expenses of $49.2 million for 2006 were $37.9 million below the prior year principally as a result of a $27.1 million decrease in royalty provisions to studios due to the decline in Licensing revenue, and a one-time $10 million charge in 2005 associated with the settlement of litigation. As a percentage of Licensing segment net sales, Licensing segment SG&A increased slightly from 38% to 39%. We expect that SG&A will decline as a percentage of sales in 2007 as significant licensing revenue will be derived from the Joint Venture, for which Sony Pictures’ share of the Joint Venture’s licensing activities is reflected as minority interest expense rather than royalty provisions to studios.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs. Publishing segment SG&A expenses increased $2.1 million in 2006 over 2005, principally due to increased distribution fees associated with increased sales. Publishing segment SG&A expenses as a percentage of Publishing segment net sales remained consistent at 16%.

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, royalties payable to movie studios for their share of certain toy sales, and royalties payable on toy sales based on characters licensed from third parties, such as Universal Studios Licensing LLLP (licensor of the Curious George character), and on toys developed by outside inventors. Toy segment SG&A expenses decreased $11.5 million in 2006 principally as a result of reduced advertising ($9.8 million), lower salaries and related expenses ($1.2 million) due to lower infrastructure and the non-recurring expense in 2005 for the early termination of TBW ($12.5 million). These decreases were partially offset by the absence of SG&A reimbursements from TBW ($7.5 million) and increased warehousing fees ($1.1 million), as a result of our manufacturing and distributing a higher volume of our own products. In addition, during 2006 we established reserves for uncollectible amounts due from TBW in the amount of $2.6 million, and realized a loss of $0.8 million from the sale of our Mexican land and building. The net decrease in expense, combined with the increased Toy segment sales, caused Toy segment SG&A expenses to decrease as a percentage of Toy segment sales from 58% in 2005 to 24% in 2006.

SG&A for our Film Production segment consists primarily of employee compensation and the allocated SG&A associated with our California office. The Film Production segment was created in September 2005, upon execution of the film facility. There were no significant SG&A costs within the Film Production segment in 2005.

Corporate overhead expenses in 2006 decreased $2.1 million compared with 2005 due to decreases in legal fees and settlements ($5.6 million) and charitable donations ($2.5 million), partially offset by increases in compensation expense of $6.2 million primarily related to the accounting for stock options and increased executive compensation.

Depreciation and Amortization

Depreciation and amortization expense increased $9.8 million to $14.3 million in 2006 (from $4.5 million in 2005) as a result of increased tooling required for our production of toys and the short period of time over which the majority of these costs were being amortized in 2006. Tooling, product design and packaging design costs attributable to the toy business, are normally amortized over the estimated life of the respective products, which typically range from one to three years. As a result of the year-end 2006 transition to Hasbro, the life of the tooling, product design and development and packaging design costs associated with Marvel character-based toys expired by year-end 2006, as we will no longer be producing these toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is no longer amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income decreased $0.4 million to $1.8 million in 2006 (from income of $2.2 million in 2005), primarily as a result of a decline in the fair value of our interest rate cap associated with our film facility. Changes in the cap’s fair value are recorded as other income. During 2006, the cap’s fair value decreased by $1.5 million. During 2005, the cap’s fair value increased by $0.3 million. This $1.8 million decrease in the year-to-year changes of the interest rate cap’s fair value was partially offset by payments received aggregating $1.6 million for our agreement to vacate leased property earlier than provided for in a lease and for another agreement to allow our tenant to vacate property owned by us earlier than provided for in our lease.

Operating Income

	Year ended December 31,
	2006		2005
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$77.6	61%	$143.4	62%
Publishing	44.1	41%	36.4	39%
Toys	21.1	18%	15.5	23%
Film Production operating costs	(7.5)	N/A	–	N/A
Corporate overhead	(22.7)	N/A	(24.1)	N/A
Total	$112.6	32%	$171.2	44%

Consolidated operating income decreased $58.6 million to $112.6 million in 2006, primarily due to lower sales in the Licensing segment, which generates the highest margins. This also resulted in decreased operating margins from 44% in 2005 to 32% in 2006.

Operating margins decreased slightly in the Licensing segment from 62% in 2005 to 61% in 2006 as a result of lower overall licensing sales and a revenue mix that was lower in high-margin Joint Venture licensing. The margins of Joint Venture licensing are higher than others in the Licensing segment because Sony’s share of the Joint Venture’s operating results is classified as minority interest expense whereas royalty expense due to other studios is recorded within SG&A expense. The decrease caused by the changes in revenue noted above were partially offset by reduced SG&A costs allocated to the Film Production segment, which were previously recorded in the Licensing segment.

Operating margins improved slightly for the Publishing segment from 39% in 2005 to 41% in 2006 due to comic book and trade costs increasing proportionately with increased sales.

Operating income in the Toy segment increased $5.6 million in 2006 compared with 2005 predominantly due to the $12.5 million non-recurring expense in 2005 for the early termination of TBW. Operating margins decreased to 18% in 2006 from 23% in 2005 predominantly as a result of the margin being calculated on sales to retailers in 2006, compared with margins calculated on royalty and service fee income in 2005.

The Film Production operating costs reflect the SG&A costs noted above and the $1.5 million decline in the fair value of our interest rate cap associated with our film facility.

Interest Expense

We had interest expense of $15.2 million in 2006, compared to interest expense of $4.0 million in 2005. The $11.2 million increase in net interest expense is a result of borrowings related to the film facility and borrowings under the HSBC Credit Facility. Borrowings under the HSBC Credit Facility were repaid in early January 2007. Borrowings under the film facility commenced in September 2005.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income decreased $2.4 million to $1.5 million in 2006 (from $3.9 million in 2005).

Income Taxes

Our effective tax rate differs from the federal statutory rate due to the effects of state and local taxes, income taxes related to the minority share of the Joint Venture, and income taxes related to unremitted foreign earnings. Our effective tax rates for the years ended December 31, 2006 and 2005 were 39.5% and 36.7%, respectively. The 2.8% increase in the effective tax rate primarily results from several factors with partially offsetting impacts. The effective rate increased 1.7% due to unremitted foreign earnings, increased 1.4% for foreign taxes, and increased 3.1% as a result of the Joint Venture (discussed below). These increases were partially offset by a decrease in state and local taxes of 2.7%, attributable primarily to a reduction in state tax reserves, and a decrease of 0.8% attributable to valuation allowance changes.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, our tax rate is reduced for the taxes associated with the minority share of the Joint Venture income, which lowers our effective tax rate. The impact of this reduction to our effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2004) and lesser in periods when the operating results of the Joint Venture are lower (2005-2006). For 2005, the reduction in our tax rate related to the minority interest share of Joint Venture income also includes the benefit of the correction of 2004 tax expense related to the Joint Venture, a 1.9% decrease to the 2005 tax rate.

We retain various state and local net operating loss carryforwards of $411 million, which will expire in various jurisdictions in the years 2007 through 2026. As of December 31, 2006, there is a valuation allowance of $1.1 million against certain capital, state, and local net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future. The net change in the valuation allowance during the year ended December 31, 2006 was a decrease of $1.5 million, of which $0.2 million affected income and $1.7 million was recorded against our related deferred tax assets that were deemed to be permanently unrealizable.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. We are no longer subject to tax examinations in any jurisdiction for the 2002 and prior tax years. The Internal Revenue Service has recently commenced an examination of our 2003 through 2005 tax years.

We are also under examination by various other local jurisdictions.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $1.0 million in 2006 and $5.4 million in 2005. This decrease of $4.4 million reflects the continued decreased operations from licensing associated with the July 2004 release of Spider-Man 2. Minority interest expense is expected to increase in 2007, as significant licensing revenues associated with the May 2007 release of Spider-Man 3 are recognized.

Earnings per Share

Diluted earnings per share declined from $0.97 in 2005 to $0.67 in 2006 reflecting an 43% decrease in net income partially offset by a 18% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 15.6 million shares made in 2006.

Year ended December 31, 2005 compared with year ended December 31, 2004

Net Sales

Our net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) marketing and distributing our toys, including, during 2005, 2004 and 2003, Spider-Man movie toys and toys based on characters from the Lord of the Rings movie trilogy, and, until mid-2003, kites through our former Spectra Star product line.

	Years ended December 31,
	2005	2004	Change
	(dollars in millions)

Licensing	$230.1	$214.7	7%
Publishing	92.4	86.0	7%
Toys	68.0	212.8	(68)%
Total	$390.5	$513.5	(24)%

Sales Mix by Segments:	Years Ended December 31,
	2005	2004
Licensing	58.9%	41.8%
Publishing	23.7%	16.8%
Toys	17.4%	41.4%
Net Sales	100.0%	100.0%

Our consolidated net sales of $390.5 million for the year ended December 31, 2005 were $123.0 million lower than net sales in 2004, due to decreased sales from the Toy segment.

2005 Licensing net sales increased in absolute dollars and as a percentage of total net sales due to continued momentum in domestic and international contract renewals, which offset a decline in licensing related to the Spider-Man 2 movie. The overall increase in Licensing segment sales of $15.4 million was due to increases in domestic ($54.7 million) and international ($3.5 million) licensing, which were partially offset by a decrease in licensing by the Joint Venture. For the year ended December 31, 2005, the Joint Venture generated $24.7 million of sales compared with $67.5 million recorded by us for the period from April 1, 2004 (the initial date the Joint Venture was consolidated) through December 31, 2004. Included in the 2005 licensing results was $50 million from the extension of an interactive game license during the quarter ended December 31, 2005.

Sales from the Publishing segment increased $6.4 million to $92.4 million for the year ended December 31, 2005 primarily due to $5.1 million of higher sales of trade paperbacks and comic books into the direct market channel.

Toy revenues shifted in 2005 from lines for which we record the wholesale value as sales, such as Spider-Man movie toys, to lines for which a royalty and service fee are recorded as sales, such as Fantastic Four toys. The main toy line in 2005 was Fantastic Four movie toys, which was produced by TBW under our license and for which only the royalty and service fee percentages of the wholesale sales price were recorded as revenue. Sales from the Toy segment decreased $144.8 million to $68.0 million in the year ended December 31, 2005, and also decreased as a percentage of total net sales, as sales of toys based on Spider-Man 2 decreased by $170.0 million in 2005 due to the movie’s release in June 2004 and limited carry forward into 2005. Sales of action figures and accessories based on the Lord of The Rings movies also declined $12.6 million to $7.7 million. These decreases were partially offset by an increase in royalty and service fee revenue from $15.2 million in 2004 to $51.8 million in 2005 derived from licensed toy sales made by TBW, primarily resulting from increased sales of toys based on the Fantastic Four movie and classic Spider-Man.

Cost of Revenues

	Year ended December 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	41.0	44%	37.0	43%
Toys	9.5	14%	122.6	58%
Total	$ 50.5	13%	$ 159.6	31%

Consolidated cost of revenues decreased $109.1 million to $50.5 million for the year ended December 31, 2005, primarily due to decreased toy-production costs, resulting from lower direct sales of action figures and accessories associated with the July 2004 theatrical release of Spider-Man 2. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 13% for the year ended December 31, 2005, as compared to 31% in 2004.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs account for the most significant portion of publishing cost of revenues. Art and editorial costs consist of compensation to editors, writers and artists. We generally hire writers and artists on a freelance basis but have exclusive contracts with certain key writers and artists. We contract-out the printing of our comic books to unaffiliated companies. Our cost of printing is subject to fluctuations in paper prices. Publishing cost of revenues as a percentage of sales was relatively stable, increasing from 43% in 2004 to 44% in 2005. Cost of revenue increased slightly as a result of higher talent expenses for comic books and higher printing costs that were primarily driven by increased paper costs, offset by a higher proportion of publishing net sales of trade paperbacks, which have lower talent costs.

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing. The decrease in Toy cost of revenues from 58% of net sales during the year ended December 31, 2004 to 14% during the year ended December 31, 2005 reflects a change from sales by us of action figures and accessories based on characters associated with Spider-Man 2 to royalties and service fees received from TBW’s sales, for which there are no production costs.

Selling, General and Administrative Expenses

	Year ended December 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 87.1	38%	$ 70.0	33%
Publishing	15.1	16%	14.1	16%
Toys	39.5	58%	30.0	14%
Corporate Overhead	24.8	N/A	28.7	N/A
Total	$166.5	43%	$142.8	28%

Consolidated selling, general and administrative (“SG&A”) expenses increased $23.7 million to $166.5 million for the year ended December 31, 2005, primarily due to a $12.5 million charge included in the Toy segment associated with the early termination of the license with TBW in the fourth quarter of 2005. Included in the Licensing segment, an $11.7 million increase in studio royalty share expenses payable to studios, related to higher sale of movie related products. Consolidated SG&A as a percentage of net sales increased to 43% for the year ended December 31, 2005 as compared to 28% for the year ended December 31, 2004, as a result of this increase in SG&A and the decrease in consolidated net sales.

Licensing segment SG&A expenses consist primarily of payroll and royalties owed to movie studios for the studios’ share of royalties. We generally pay movie studio licensees up to 50% of merchandising-based royalty revenue from the licensing of both “classic” and “movie” versions of characters featured in the film. Licensing segment SG&A increased $17.1 million (24%) as a result of a $5.4 million increase, primarily in compensation for senior executives, coupled with the increase in the studio share expense. As a percentage of sales, licensing SG&A increased to 38% during the year ended December 31, 2005 from 33% in the prior year as a result of a decline (from 31% in 2004 to 11% in 2005) in revenues derived from the Joint Venture, for which Sony Pictures’ share of the Joint Venture’s licensing activities is reflected as minority interest expense.

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

We account for our goodwill under SFAS 142. Accordingly, goodwill is no longer amortized but is subject to annual impairment tests (See Note 2 to the Consolidated Financial Statements). Our annual impairment reviews did not result in an impairment charge.

Other Income

Other income decreased $6.8 million to $2.2 million in 2005 (from $9.0 million in 2004). This decrease reflects insurance collections in 2004 totaling $5.0 million as well as $2.4 million in gains recorded in 2004 in the Publishing segment for settlements related to the bankruptcy of Marvel Entertainment Group, Inc. We acquired Marvel Entertainment Group in 1998.

Equity in Net Income of Joint Venture

For the year ended December 31, 2004, we recognized $8.1 million in equity income related to the Joint Venture. In early 2004, we and Sony Pictures resolved litigation and mutually agreed to restructure the Joint Venture. This resulted, commencing April 1, 2004, in the consolidation of the operations of the Joint Venture in our Licensing segment, rather than accounting for our share of the Joint Venture operations under the equity method.

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

Interest Expense

We had interest expense of $4.0 million for the year ended December 31, 2005, compared to interest expense of $20.5 million for the year ended December 31, 2004. This reduction in interest expense resulted principally from the redemption of our 12% senior notes on June 15, 2004, including a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium stipulated by the terms of the redemption. Interest expense in 2005 is associated with borrowings under the film facility.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $1.0 million to $3.9 million in 2005 (from $2.9 million in 2004).

Out-of-Period Adjustment

During the fourth quarter of 2005, we identified errors of $3.3 million in our 2004 consolidated income tax expense related to an accounting entry made in connection with book and tax basis differences related to the Joint Venture as of April 1, 2004 and the tax impact of our share of Joint Venture earnings for the period April 1, 2004 through December 31, 2004. We corrected these errors in the 2005 year-end close process, which had the effect of reducing 2005 consolidated income tax expense by $3.3 million and increasing 2005 consolidated net income by $3.3 million. We do not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2005 or 2004, and as a result we have not restated our consolidated financial statements for the year ended December 31, 2004.

Income Taxes

Our effective tax rate differs from the federal statutory rate due to the effects of state and local taxes, the recognition of tax benefits relating to state and local net operating losses, income taxes related to the minority share of the Joint Venture, and federally tax-free investment returns. Our effective tax rates for the years ended December 31, 2005 and 2004 were 36.7% and 31.2%, respectively. The 5.5% increase in the effective tax rate results from several factors with offsetting impacts. The effective rate increased 4% due to an increase in reserves for potential state and local exposures and increased another 4% due to additional valuation allowances established for deferred tax assets in 2005 compared to valuation allowance reversals in 2004. The decreased operating results from the Joint Venture contributed 1.8% of the increased rate, as discussed below. These rate increases were partially offset by the $3.3 million out-of-period tax benefit (1.9% decrease to rate) related to the Joint Venture, as discussed above, and a 1.4% decrease to the rate as a result of higher federally tax exempt interest income during 2005 than in 2004.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, our tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, which lowers our effective tax rate. The impact of this reduction on our effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower.

We completely utilized our federal net operating loss carryforwards in 2004. We retain various state and local net operating loss carryforwards of $322 million, which will expire in various jurisdictions in the years 2006 through 2023. As of December 31, 2005, there is a valuation allowance of $2.6 million against certain capital, state and local, and foreign net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $1.7 million.

We are under examination by various local jurisdictions.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, our film facility, the HSBC Credit Facility (defined below) and the $32.0 million Iron Man facility described below. We anticipate that our primary uses for liquidity will be to conduct our business and to repurchase our common stock.

Net cash provided by operating activities increased $20.5 million to $158.2 million during the year ended December 31, 2006, compared to $137.7 million during the prior year primarily due to the receipt of an advance of $105 million paid by Hasbro under its license. The advance was classified as deferred revenue, and was partially offset by payments made in connection with the termination of the TBW license and interest payments. The Hasbro payment more than offset the decrease in cash that was due to a 34% decrease in operating income. Net cash provided by operating activities decreased $23.7 million to $137.7 million for the year ended December 31, 2005, compared to $161.4 million for the year ended December 31, 2004, primarily because we fully utilized our federal net operating loss carryforwards in early 2004, resulting in the generation of larger current tax obligations during 2005. Income tax payments (net of refunds) in 2005 totaled $68.9 million, compared with $48.1 million in 2004. In addition, we had a $7.9 million increase in cash distributions to the Joint Venture partner in 2005 versus 2004. These increased operating cash outflows were partially offset by strong collections on accounts receivable during 2005.

We had working capital of ($58.6) million and $2.5 million at December 31, 2006 and 2005, respectively, a decrease of $61.1 million. This decrease in working capital is primarily the result of our using short-term investments and operating cash to finance our stock repurchase plan described below and the increase in current deferred revenue related to Spider-Man 3 merchandise licensing, which is expected to be recognized as revenue during the first half of 2007 as licensees are permitted to begin exploiting their licenses in advance of the release of Spider-Man 3. Deferred revenue related to Spider-Man 3 merchandise licensing was less at December 31, 2005 than December 31, 2006 and was classified as long-term.

Net cash flows from investing activities for the year ended December 31, 2006 reflect the sale of short-term investments to finance our common stock repurchase program and the sale of property we owned in Mexico, partially offset by capital expenditures of $16.3 million, principally required by our transition from the TBW license. Net cash flows from investing activities for the year ended December 31, 2005 reflect the sale of short-term investments to finance our common stock repurchase program described below. Net cash flows from investing activities for the year ended December 31, 2004 reflect the sale of short-term investments to repay long-term debt and finance our common stock repurchase program described below.

Early in 2004, we had outstanding senior notes due June 15, 2009, which bore interest at 12% per annum. We redeemed all of these notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium stipulated by the terms of the redemption, both recorded during the second quarter of 2004.

During 2006, we repurchased 15.6 million shares of our common stock at a cost of $287.4 million under stock repurchase programs authorized in November 2005, and May 4 and June 5, 2006. The 2006 repurchases were financed through the sale of short-term investments, cash generated from operations and borrowings under the HSBC Credit Facility (defined below). During the year ended December 31, 2005, we repurchased 16.2 million shares of our common stock at a cost of $304.5 million (including $7.4 million for repurchases settled in January 2006) under two stock repurchase programs. During 2004, we spent $58.0 million for the repurchase of our common stock. The 2005 and 2004 repurchases were financed through the sale of short-term investments and cash generated from operations. As of March 1, 2007, $50.0 million remains authorized to repurchase outstanding shares of stock.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on Marvel’s characters. The film facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank credit, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for outstanding debt under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. Pursuant to the terms of the financing, the mezzanine credit will be drawn on first and will remain outstanding for the life of the senior bank facility. As of December 31, 2006, MVL Film Finance LLC had $33.2 million ($25.8 million at December 31, 2005) in outstanding mezzanine borrowings through the film facility. The borrowings were used primarily to finance transaction costs, and interest thereon, related to the development and closing of the facility. We must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the film facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the film facility. We have maintained compliance with our covenants under the film facility since its inception.

We generate pre-sale proceeds from distributors in the Reserved Territories who buy from us the right to distribute our films there. As contemplated by the film facility, we intend to use Iron Man’s pre-sale proceeds to fund the production of that film. Most of the payments from our foreign distributors, however, are not due until after production is complete. In order to bridge the gap between Iron Man’s production and the distributors’ payment, we closed a $32.0 million financing on February 27, 2007. The financing was closed through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, and may be used to partially fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount. The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.

We maintain a credit facility with HSBC Bank USA, National Association, as amended, to provide for a $125 million revolving credit line (this amount decreases to $100 million on March 31, 2007) with a sub limit for the issuance of letters of credit. Borrowings under the HSBC Credit Facility may be used by us for working capital and other general corporate purposes and for repurchases of our common stock. As of December 31, 2006, $0.3 million of letters of credit were outstanding, and borrowings under the HSBC Credit Facility aggregated $17.0 million, which we repaid in January 2007. The HSBC Credit Facility, which expires on March 31, 2008, contains customary event-of-default provisions and covenants regarding our net worth, leverage ratio, and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien in (a) our accounts receivable, our rights under the toy license with Hasbro and (c) all of our stock repurchased by us after November 9, 2005, the date of the HSBC Credit Facility. Borrowings under the facility bear interest at HSBC’s prime rate or, at our choice, at LIBOR-plus-1.25% per annum. We have maintained compliance with our covenants under the credit facility since its inception.

During the second quarter of 2006, there was an unusually high amount of nonqualified stock option exercises. These exercises, which generate tax deductions, have put us into a federal tax loss position in 2006. As a result, in January 2007 we received a refund of estimated taxes previously paid with respect to the 2006 year in the amount of $19.0 million and we expect to secure an additional $22.5 million refund of tax resulting from the carryback of the 2006 year tax loss to offset taxable income in prior years and a $4.8 million refund of tax resulting from a carryback of foreign tax credits to offset taxes paid in prior years. These refunds are expected to be received in 2007.

Capital expenditures by us during the years ended December 31, 2006, 2005 and 2004 were $16.3 million, $4.3 million and $3.6 million, respectively.

The following table sets forth our contractual obligations as of December 31, 2006:

Contractual Obligations	Payments Due By Period
		Less than				More Than
(Amounts in thousands)	Total	1 Year	1-3 Years	3-5 Years		5 Years
Long-term debt obligations	$33,200	$–	$–	$33,200	*	$–
Capital lease obligations	–	–	–	–		–
Operating lease obligations	10,459	2,192	4,914	3,353
Licensed-in toy royalty obligations	1,500	500	1,000	–		–
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	1,125	–	1,125	–		–
Expected pension benefit payments	14,393	1,281	2,583	2,784		7,745
Total	$60,677	$3,973	$9,622	$39,337		$7,745

*Scheduled repayment based on the minimum expected term of the film facility. Such amount may be repaid earlier depending on the success of theatrical releases under the film facility.

We believe that our cash and cash equivalents, cash flows from operations, the film facility, the HSBC Credit Facility, the Iron Man facility and other sources of liquidity will be sufficient for us to conduct our business and repurchase our common stock in accordance with such authorizations as may be provided by our Board of Directors.

Critical Accounting Policies and Estimates

General

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Management reviews the accounting policies it uses in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management estimates include amounts related to provisions for returns, other sales allowances and doubtful accounts, the realizability of inventories, the realizability of goodwill, the reserve for uncollected minimum royalty guarantees, valuation allowances for deferred income tax assets and reserves for potential tax exposures, depreciation and amortization periods for molds, tools and equipment, the recovery of film production costs and product and package design costs, Fleer pension plan assumptions, litigation related accruals, character allocation in computing studio share royalties payable, and forfeiture rates related to employee stock compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which management based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Merchandise Sales, Sales Returns and Customer Allowances

Merchandise sales, including toys, trade paperback and hardcover book sales, returnable comic books and custom publishing, are recorded when title and risk of ownership have passed to the buyer. Appropriate provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. We regularly review and revise, when considered necessary, our estimates of sales returns based primarily upon actual returns, planned product discontinuances, and estimated sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to us. Return rates for returnable comic book sales, traditionally sold at newsstands and bookstores, are typically higher than those related to trade paperback and hardcover book sales.

Comic book revenues – non-returnable and other

Revenue from the sales of comic books to the direct market, our largest channel of comic book distribution, is made on a non-returnable basis and are recognized in the period the comic books are made available for sale (on-sale date established by us). Revenue from advertising in our comic books is recognized in the period that the comic books are made available for sale. Subscription revenues related to our comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

License Revenues

Revenue from licensing our characters is recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”). Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between us and the customer exists, when the characters are freely and immediately exploitable by licensee and we have satisfied our obligations under the agreement, when the amount of revenue is fixed or determinable and when collection of unpaid revenue amounts is reasonably assured.

For licenses that contain non-refundable minimum payment obligations to us, we recognize such non-refundable minimum payments as revenue at the inception of the license, prior to the collection of all amounts ultimately due, provided all the criteria for revenue recognition under SAB 104 have been met. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value.

The earnings process is not complete if, among other things, we have significant continuing involvement, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee. In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty payments are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition, or future minimum payments that are assured of collection (because of the licensee’s creditworthiness) in advance of recognition, are recorded as deferred revenue. In any case where the licensee is not sufficiently creditworthy, we recognize revenue only to the extent that cash is received. If cumulative earned royalties exceed the required minimum royalty payments, the excess royalties are recorded as revenue when reported to us by the licensee and are referred to as “overages”.

Revenues related to the licensing of animation are recorded in accordance with AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films.” Under this Statement of Position, revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in status of the customers’ financial condition and other relevant factors. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known.

Excess and Obsolete Inventory

We write down excess and obsolete inventory to its estimated realizable value based upon assumptions about future product demand, consumer trends, the success of related feature films, the availability of alternate distribution channels and overall market conditions. If actual product demands, consumer trends and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Molds and Tools

Molds and tools are stated at cost less accumulated amortization. We own the molds and tools used in production of our products by third-party manufacturers. For financial reporting purposes, amortization is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, we review the useful lives and carrying value of molds and tools based on the sales of the related products. If the facts and circumstances suggest a change in useful life of molds and tools related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life.

Product and Package Design Costs

Product and package design costs are stated at cost less accumulated amortization. We capitalize costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. For financial reporting purposes, amortization of product and package design is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, we review the useful lives and carrying value of product and package design costs based on the sales of the related products. If the facts and circumstances suggest a change in useful life of product and package design costs related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life.

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

Film Production Costs

We capitalize film production costs in accordance with the provisions of Statement of Position 00-2, “Accounting by Producers of Distributors of Films” (“SOP 00-2”). Direct film production costs include all direct production and financing costs, capitalized interest and production overhead.   Production overhead, a component of film production costs, includes allocable costs, including salaries and benefits (including stock compensation), of individuals with exclusive or significant responsibility for the production of our films.  We are also working on concept development and pre-production for several new motion picture projects, the costs of which, primarily salaries and script development, are capitalized as film costs in accordance with SOP 00-2.  In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Goodwill

We have significant goodwill on our balance sheet, which resulted from the acquisition of Marvel Entertainment Group, Inc. in 1998. We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the media and entertainment industry and the overall economic environment. When we determine that the carrying value of our goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method.

Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines.

Licensed-in Toy Royalties

We enter into licensing agreements for the right to use third-party intellectual property in our Toy segment operations, which often contain minimum royalty payment obligations. Prepaid minimum royalty obligations are expensed based on sales of related products. The realizability of prepaid minimum royalties is evaluated by us based on the projected sales of the related products. We record impairment losses on prepaid minimum royalties when events and circumstances indicate that the royalty applicable to forecasted sales will not be sufficient to recover the prepaid minimum royalty.

Studio Share of Royalties

We share merchandise licensing revenues with movie studio licensees for Marvel characters portrayed in theatrical releases. Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by us, and in some instances with some adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under multi-character licensing agreements, we make an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios.

Accounting for Joint Venture

We entered into the Joint Venture with Sony Pictures to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. The operations of the Joint Venture are included in our Licensing segment.

Prior to April 1, 2004, we accounted for our interest in the activity of the Joint Venture under the equity method. Effective April 2004, the operations of the Joint Venture have been consolidated in our accompanying financial statements.

In May 2004, Sony Pictures and Marvel settled various disputed matters and Marvel assumed control of all significant decisions relating to the ordinary course of business of the Joint Venture. In addition, the distribution of net receipts of the Joint Venture was altered effective April 1, 2004, such that we receive more than 50% of the cash generated from the Joint Venture. Consequently, effective April 1, 2004, the operations of the Joint Venture have been included in our consolidated financial statements, including revenues of $4.1 million for the year ended December 31, 2006, revenues of $24.7 million for the year ended December 31, 2005 and revenues of $67.5 million for the period from April 1, 2004 through December 31, 2004. The Joint Venture distributes to us and to Sony Pictures all cash received, proportionate to each party’s interest, on a quarterly basis. At December 31, 2006 and 2005, advances to joint venture partner of $8.5 million and $3.5 million, respectively, in the accompanying Consolidated Balance Sheet reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon. These advances are classified as current or non-current consistent with the classification of deferred revenue related to such advances, which is, based on when the underlying deferred revenue is scheduled to be recognized.

Pension

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. We adopted SFAS 158 in the fourth quarter of 2006. The impact of this adoption was minimal as a result of our already reporting our unfunded obligation related to the Fleer/Skybox Plan (as defined in Note 11), a frozen plan, as a liability in the statement of financial position.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity. In connection with the implementation of SFAS No. 123R, we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period.

Prior to January 1, 2006, the we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. SFAS 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Prior to adoption, we accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to our results of operations for 2006.

Upon adoption of SFAS 123R, we commenced recognizing, over the remaining requisite service period, the compensation expense associated with the unvested portion of previously granted stock option awards that remained outstanding as of January 1, 2006, in our accompanying Condensed Consolidated Statement of Operations for the year ended December 31, 2006. There have been no stock option awards issued during 2005 or 2006. During the year ended December 31, 2006, we recognized $5.9 million of compensation expense, associated with stock options, which was classified in selling, general and administrative expense. The charge for the year ended December 31, 2006, net of income tax benefit of $2.3 million, has reduced basic and diluted earnings per share by $0.04 In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock-based awards as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash flows. The tax benefit to be realized from stock-based compensation totals $64.8 million and $7.4 million for the years ended December 31, 2006 and 2005, respectively. In accordance with the provisions of SFAS 123R, on January 1, 2006, we reclassified $6.2 million of deferred stock compensation to additional paid-in capital in the accompanying condensed consolidated balance sheet.

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense associated with our stock options, and we will adjust our estimate of forfeitures when they are expected to differ. For the year ended December 31, 2006, forfeitures are estimated to not be material. Key input assumptions used to estimate the fair value of stock options include the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield.

The total remaining unrecognized compensation cost related to nonvested stock option awards was $2.3 million as of December 31, 2006, which is all expected to be recognized in 2007.

The following table illustrates the effects on net income and earnings per share for years ended December 31, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income, as reported	$102,819	$124,877
Add: Stock-based compensation expense included in reported net income, net of taxes	3,059	2,507
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(8,831)	(12,807)
Pro forma net income	$97,047	$114,577
Basic earnings per share:
As reported	$1.03	$1.17
Pro-forma	0.97	1.07
Diluted earnings per share:
As reported	0.97	1.10
Pro forma	0.92	1.01

The fair value for each option granted under the stock option plans was estimated at the date of grant under a Black-Scholes option pricing model. There were no options granted during 2005 or 2006. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable measure of the fair value of our employee stock options.

Commitments and Contingencies

We are involved in various legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceeding and there can be no such assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

We regularly evaluate our litigation claims to provide assurance that all losses and disclosures are provided for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). Our evaluation of legal matters involves considerable judgment of management. We engage internal and outside legal counsel to assist in the evaluation of these matters. Accruals for estimated losses, if any, are determined in accordance with the guidance provided by SFAS 5.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse.

Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted.

We maintain a liability for contingencies associated with known issues under discussion with tax authorities and transactions yet to be settled based upon our best estimate of the potential outcome. Liabilities for known tax contingencies are recorded when, in the judgment of management, it is probable that a liability has been incurred. Such liabilities are reviewed and adjusted accordingly in light of changing facts and circumstances, which may result in favorable or unfavorable adjustments to our estimated tax liabilities in the future based on statute or resolution through the normal tax audit process.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, our tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, which lowers our effective tax rate. The impact of this reduction on our effective tax rate is greater in periods when the operating results of the Joint Venture are higher and lesser in periods when the operating results of the Joint Venture are lower.

We consider future taxable income and potential tax planning strategies in assessing the potential need for valuation allowance against deferred tax assets. If actual results differ from estimates or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. However, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. FIN 48 requires the Company to recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. The provisions of FIN 48 will be effective for Marvel beginning in 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings (as of January 1, 2007). Upon adoption, we estimate that a cumulative effect adjustment of not more than $25 million will be charged to our retained earnings to increase reserves for uncertain tax positions and related accrued interest. This estimate is subject to revision as we complete our analysis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently evaluating the effect of this Statement on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. We adopted SAB 108 in the fourth quarter of 2006. The adoption did not have any impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in Hong Kong and we also have an office in London, England. In the normal course of business, these operations are exposed to fluctuations in currency values. Management believes that the impact of currency fluctuations do not represent a significant risk in the context of our current international operations. We do not generally enter into derivative financial instruments in the normal course of business to mitigate our risk in connection with fluctuations in currency value, nor are such instruments used for speculative purposes. Some of our international licenses are denominated in other currencies which subjects us to additional currency fluctuation risks. In connection with our film facility, we entered into an interest rate cap to cover approximately 80% of the notional amount of anticipated borrowings under this facility, to mitigate our exposure to rising interest rates based on LIBOR. We do not generally enter into any other types of derivative financial instruments in the normal course of business to mitigate our interest rate risk, nor are such instruments used for speculative purposes.

Additional information relating to our outstanding financial instruments is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the reports of the independent auditors on those financial statements and the related required financial statement schedule appear on pages F-2 and following. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 14 to the December 31, 2006 Consolidated Financial Statements.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Marvel’s management has evaluated, with the participation of Marvel’s chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of 2006, the fiscal year covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that those controls and procedures were effective at the end of 2006.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

(1)    Marvel’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Marvel, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

(2)    The framework used by management to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Securities Exchange Act of 1934 is the framework described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(3)    Marvel management’s assessment is that our internal control over financial reporting was effective as of the end of 2006, the fiscal year covered by this report.

(4)    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has also audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, and the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report included in this annual report.

Attestation Report of the Registered Public Accounting Firm

The report of PricewaterhouseCoopers LLP referred to immediately above is provided on page F-2 below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified by Marvel that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 27, 2007, we entered into a technical amendment of the film facility documents. See Exhibit 10.26 hereto.

PART III

Item 10.	Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated in this annual report by reference to the information appearing under the captions “Governance of the Company,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which we intend to file not later than April 30, 2007, with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated in this annual report by reference to the information appearing under the caption “Executive Compensation” in our definitive proxy statement, which we intend to file not later than April 30, 2007, with the Securities and Exchange Commission.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated in this annual report by reference to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement, which we intend to file not later than April 30, 2007, with the Securities and Exchange Commission.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated in this annual report by reference to the information appearing under the caption “Certain Relationships and Related Transactions” and “Governance of the Company” in our definitive proxy statement, which we intend to file not later than April 30, 2007, with the Securities and Exchange Commission.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated in this annual report by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement, which we intend to file not later than April 30, 2007, with the Securities and Exchange Commission.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

All financial statements and financial statement schedules filed with this report are listed on page F-1. All required exhibits are listed on the Exhibit Index immediately below.

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

10.1	1998 Stock Incentive Plan, as amended. (Filed herewith.)*
10.2	2005 Stock Incentive Plan, as amended. (Filed herewith.)*
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

10.7	2005 Cash Incentive Compensation Plan, as amended. (Filed herewith.)*

46

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

10.17

Credit Agreement, dated as of November 9, 2005 among Marvel Entertainment, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.18

Amendment No. 1 and Reaffirmation Agreement dated as of January 18, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)

47

10.19

Amendment No. 2 and Reaffirmation Agreement dated as of June 28, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)

10.20

Amendment No. 3 and Reaffirmation Agreement dated as of June 30, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)

10.21

Pledge and Security Agreement, dated as of November 9, 2005, by Marvel Entertainment, Inc. and Marvel Characters, Inc. in favor of HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.22

Guaranty, dated as of November 9, 2005 by Marvel Characters, Inc. in favor of and for the benefit of HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.23

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

10.25

Amendment No. 1 dated as of September 29, 2006 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc., Marvel Characters, Inc., MVL Rights LLC, Ambac Assurance Corporation and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006.)

10.26

Amendment No. 2 dated as of February 21, 2007 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc., Marvel Characters, Inc., MVL Rights LLC, Ambac Assurance Corporation and HSBC Bank USA, National Association. (Filed herewith.)

10.27

Amended and Restated Studio Distribution Agreement, dated as of August 31, 2005, by and between MVL Productions LLC and Paramount Pictures Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.28

Master Development and Distribution Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, MVL Productions LLC and Marvel Studios, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.29

Assignment Agreement, dated as of August 31, 2005, by and between Marvel Characters, Inc. and MVL Rights LLC. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

48

10.30

Exclusive Cross License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.31

Hulk Exclusive Cross License Agreement dated as of September 29, 2006 by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006.)

10.32

Iron Man Exclusive Cross License Agreement dated as of September 29, 2006 by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006.)

10.33

Exclusive License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.34

Letter Agreement, dated as of August 31, 2005, by Marvel and agreed and acknowledged by Marvel Studios, Inc., MVL Rights LLC, MVL Productions LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.35

Assignment Agreement, dated as of August 30, 2005, by and between Marvel, Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.36

License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand, and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)

10.37

Amendment dated as of February 8, 2006 to License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand, and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)

10.38

Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

10.39

Master License Agreement, dated as of April 30, 1993, between Avi Arad & Associates and the Company. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No 33-87268.)

10.40

Amendment to Master License Agreement, dated as of May 17, 2005 by and between the Company and

Avi Arad & Associates. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 20, 2005.)

10.41

Amended and Restated Employment Agreement, dated as of May 17, 2005, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 20, 2005.)*

49

10.42

Amendment dated May 30, 2006 to Employment Agreement dated as of May 17, 2005, by and between Avi Arad and the Company. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 30, 2006 and filed with the Securities and Exchange Commission on June 5, 2006.)*

10.43

Employment Agreement, dated as of October 15, 2003, by and between the Company and Bruno Maglione. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)*

10.44

Amendment No. 1, dated as of September 6, 2005, to the Employment Agreement, dated as of October 15, 2003, between the Company and Bruno Maglione. (Incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.)*

10.45

Agreement and General Release dated July 16, 2006 between Bruno Maglione and the Company. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)*

10.46

Employment Agreement, dated as of March 13, 2006, by and between the Company and John Turitzin. (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.)*

10.47

Employment Agreement, dated as of May 3, 2005, by and between the Company and David Maisel. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated April 28, 2005 and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.48

Amendment No. 1, dated as of September 28, 2005, to the Employment Agreement, dated as of May 3, 2005, between the Company and David Maisel. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 28, 2005 and filed with the Securities and Exchange Commission on September 29, 2005.)*

10.49

Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.50

Amendment to Employment Agreement with Isaac Perlmutter dated as of May 1, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.51

Second Amendment to Employment Agreement with Isaac Perlmutter dated as of October 15, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.52

Third Amendment to Employment Agreement with Isaac Perlmutter dated as of May 8, 2006. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)*

10.53

Employment Agreement, dated as of August 1, 2003, by and between the Company and Timothy Rothwell. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)*

10.54

Amendment to Employment Agreement, dated as of August 1, 2003, by and between the Company and Timothy Rothwell. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

50

10.55

Agreement and General Release dated July 16, 2006 between Timothy E. Rothwell and the Company. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)*

10.56

Share Disposition Agreement, dated as of November 8, 2005 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

10.57

Share Disposition Agreement, dated as of May 2, 2006 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)*

10.58

Share Disposition Agreement, dated as of June 2, 2006 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 30, 2006 and filed with the Securities and Exchange Commission on June 5, 2006.)*

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

March 1, 2007

51

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

Signature	Title	Date

/s/ Isaac Perlmutter	Chief Executive Officer and Vice Chairman of the Board of Directors (principal executive officer)	March 1, 2007
Isaac Perlmutter

/s/ Kenneth P. West	Chief Financial Officer (principal financial officer)	March 1, 2007
Kenneth P. West

/s/ Mark D. Plotkin	Chief Accounting Officer (principal accounting officer)	March 1, 2007
Mark D. Plotkin

/s/ Morton E. Handel	Chairman of the Board of Directors	March 1, 2007
Morton E. Handel

/s/ F. Peter Cuneo	Vice Chairman of the Board of Directors	March 1, 2007
F. Peter Cuneo

/s/ James W. Breyer	Director	March 1, 2007
James W. Breyer

/s/ Sid Ganis	Director	March 1, 2007
Sid Ganis

/s/ Richard Solar	Director	March 1, 2007
Richard Solar

/s/ James F. Halpin	Director	March 1, 2007
James F. Halpin

52

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Marvel Entertainment, Inc.:

We have completed integrated audits of Marvel Entertainment, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Marvel Entertainment, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Marvel Entertainment, Inc.

We have audited the accompanying consolidated statements of net income, stockholders' equity and comprehensive income, and cash flows of Marvel Entertainment, Inc. for the year ended December 31, 2004. Our audit also includes the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Marvel Entertainment, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2004.

/s/ Ernst & Young LLP

New York, New York

February 25, 2005

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,945	$24,227
Restricted cash	8,527	8,383
Short–term investments	–	15,139
Accounts receivable, net	59,392	59,108
Inventories, net	10,224	9,177
Income tax receivable	45,569	–
Deferred income taxes, net	22,564	19,553
Advances to joint venture partner	8,535	–
Prepaid expenses and other current assets	7,231	4,785
Total current assets	193,987	140,372

Molds, tools and equipment, net	4,444	5,659
Product and package design costs, net	1,497	1,023
Film production costs	15,055	–
Goodwill	341,708	341,708
Accounts receivable, non–current portion	12,879	20,290
Deferred income taxes, net	36,406	36,460
Deferred financing costs	15,771	20,751
Advances to joint venture partner	–	3,489
Other assets	2,118	3,794
Total assets	$623,865	$573,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,112	$3,724
Accrued royalties	68,467	65,891
Accrued expenses and other current liabilities	38,895	57,360
Deferred revenue	140,072	10,865
Total current liabilities	252,546	137,840
Accrued royalties, non-current portion	12,860	5,908
Deferred revenue, non-current portion	35,667	24,787
Credit facility	17,000	–
Film slate facility obligation	33,200	25,800
Income tax payable, net	10,999	12,295
Other liabilities	6,702	6,316
Total liabilities	368,974	212,946

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 128,420,848 issued and 81,326,627 outstanding in 2006 and 121,742,534 issued and 90,205,853 outstanding in 2005	1,284	1,217
Deferred stock compensation	–	(6,242)
Additional paid-in capital	710,460	594,873
Retained earnings	228,466	169,762
Accumulated other comprehensive loss	(2,433)	(3,474)
Total stockholders’ equity before treasury stock	937,777	756,136
Treasury stock, at cost, 47,094,221 shares in 2006 and 31,536,681 shares in 2005	(682,886)	(395,536)
Total stockholders’ equity	254,891	360,600

Total liabilities and stockholders’ equity	$623,865	$573,546

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Net sales	$351,798	$390,507	$513,468

Costs and expenses:
Cost of revenues (excluding depreciation expense)	103,584	50,517	159,589
Selling, general and administrative	123,130	166,456	142,839
Depreciation and amortization	14,322	4,534	3,783
Total costs and expenses	241,036	221,507	306,211
Other income, net	1,798	2,167	9,039
Equity in net income of joint venture	–	–	8,117
Operating income	112,560	171,167	224,413
Interest expense	15,225	3,982	20,487
Interest income	1,465	3,863	2,946
Income before income tax expense and minority interest	98,800	171,048	206,872
Income tax expense	(39,071)	(62,820)	(64,631)
Minority interest in consolidated joint venture	(1,025)	(5,409)	(17,364)
Net income	$58,704	$102,819	$124,877

Basic and diluted net income per share:
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	82,161	99,594	107,173
Effect of dilutive stock options, warrants and restricted stock	5,069	6,464	6,784
Weighted average shares for diluted earnings per share	87,230	106,058	113,957
Net income per share:
Basic	$0.71	$1.03	$1.17

Diluted	$0.67	$0.97	$1.10

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

	Common Stock Shares	Common Stock Amount	Deferred Stock Compensation	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss		Treasury Stock	Total
						Foreign Currency	Minimum Pension Obligation
	(in thousands)

Balance at December 31, 2003	108,615	$1,198	$(4,857)	$566,908	$(57,934)	$–	$(2,910)	$(32,955)	$469,450
						–
Employee stock options exercised	527	5	–	2,096	–	–	–	–	2,101
Tax benefit of stock options exercised	–	–	–	3,608	–	–	–	–	3,608
Restricted stock grants	215	2	(4,010)	4,008	–	–	–	–	–
Restricted stock forfeited	(5)	–	72	(72)	–	–	–	–	–
Treasury stock, at cost	(4,250)	–	–	–	–	–	–	(58,046)	(58,046)
Amortization of restricted stock grants	–	–	3,631	–	–	–	–	–	3,631
Stock compensation expense	–	–	–	621	–	–	–	–	621
Net income	–	–	–	–	124,877	–	–	–	124,877
Other comprehensive income	–	–	–	–	–	–	258	–	258
Comprehensive income	–	–	–	–	–	–	–	–	125,135

Balance at December 31, 2004	105,102	1,205	(5,164)	577,169	66,943	–	(2,652)	(91,001)	546,500

Employee stock options exercised	1,133	10	–	5,522	–	–	–	–	5,532
Tax benefit of stock options exercised	–	–	–	7,382	–	–	–	–	7,382
Restricted stock grants	335	3	(6,654)	6,651	–	–	–	–	–
Restricted stock forfeited	(169)	(1)	685	(2,857)	–	–	–	–	(2,173)
Treasury stock, at cost	(16,195)	–	–	–	–	–	–	(304,535)	(304,535)
Amortization of restricted stock grants	–	–	4,891	(59)	–	–	–	–	4,832
Warrants issued for services	–	–	–	1,065	–	–	–	–	1,065
Net income	–	–	–	–	102,819	–	–	–	102,819
Other comprehensive income (loss)	–	–	–	–	–	45	(867)	–	(822)
Comprehensive income	–	–	–	–	–	–	–	–	101,997

Balance at December 31, 2005	90,206	1,217	(6,242)	594,873	169,762	45	(3,519)	(395,536)	360,600

Impact of adoption of FAS 123R	(502)	(4)	6,242	(6,238)	–	–	–	–	–
Employee stock options exercised	7,075	70	–	46,812	–	–	–	–	46,882
Tax benefit of stock options exercised	–	–	–	64,802	–	–	–	–	64,802
Restricted stock vesting	152	1	–	(1)	–	–	–	–	–
Common stock retired	(46)	–	–	(828)	–	–	–	–	(828)
Treasury stock, at cost	(15,558)	–	–	–	–	–	–	(287,350)	(287,350)
Compensatory stock expense	–	–	–	11,040	–	–	–	–	11,040
Net income	–	–	–	–	58,704	–	–	–	58,704
Other comprehensive income	–	–	–	–	–	147	894	–	1,041
Comprehensive income	–	–	–	–	–	–	–	–	59,745

Balance at December 31, 2006	81,327	$1,284	$–	$710,460	$228,466	$192	$(2,625)	$(682,886)	$254,891

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Net income	$58,704	$102,819	$124,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,322	4,534	3,783
Provision for doubtful accounts	–	–	311
Amortization of deferred financing charges	4,980	1,660	3,446
Unrealized (gain) loss on interest rate cap	1,504	(347)	–
Non-cash charge for stock based compensation	11,040	4,832	4,252
Excess tax benefit from stock-based compensation	(45,569)	–	–
Tax benefit of stock options exercised	–	7,382	3,608
Gain from sales of equipment	(133)	–	(754)
Impairment of fixed assets	962	–	–
Deferred income taxes	(300)	(13,573)	7,603
Minority interest of joint venture (net of distributions of $6,071 in 2006 and $17,326 in 2005)	(5,046)	(11,917)	7,967
Equity in net income of joint venture	–	–	(8,117)
Changes in operating assets and liabilities:
Accounts receivable	7,127	31,896	(27,576)
Inventories	(1,047)	(2,590)	6,388
Distributions received from joint venture	–	–	3,321
Prepaid expenses and other current assets	(2,446)	(2,051)	154
Film production costs	(15,055)	–	–
Other assets	172	(56)	(110)
Deferred revenue	140,087	(6,093)	6,063
Income taxes payable	(1,296)	2,166	5,424
Accounts payable, accrued expenses and other current liabilities	(9,831)	19,075	20,743
Net cash provided by operating activities	158,175	137,737	161,383

Cash flow provided by investing activities:
Cash of consolidated joint venture	–	–	8,376
Payment of administrative claims and unsecured claims, net	–	(50)	(2,705)
Purchases of molds, tools and equipment	(10,034)	(3,193)	(2,578)
Expenditures for product and package design costs	(6,252)	(1,096)	(1,008)
Proceeds from sales of fixed assets	1,876	–	1,210
Sales of short–term investments	80,671	442,394	104,505
Purchases of short–term investments	(65,532)	(302,814)	(259,224)
Net sales of certificates of deposit and commercial paper	–	–	214,457
Net change in restricted cash	(144)	22,514	(30,897)
Net cash provided by investing activities	585	157,755	32,136

Cash flow used in financing activities:
Repurchase of senior notes	–	–	(150,962)
Proceeds from film slate facility	7,400	25,800	–
Borrowings from credit facility	169,200	–	–
Repayments of credit facility	(152,200)	–	–
Deferred financing costs	–	(24,526)	–
Purchase of treasury stock	(287,350)	(297,128)	(58,046)
Exercise of stock options	46,882	5,532	2,101
Excess tax benefit from stock-based compensation	64,802	–	–
Net cash used in financing activities	(151,266)	(290,322)	(206,907)

Effect of exchange rate changes on cash	224	(117)	–
Net increase (decrease) in cash and cash equivalents	7,718	5,053	(13,388)
Cash and cash equivalents, at beginning of year	24,227	19,174	32,562
Cash and cash equivalents, at end of year	$31,945	$24,227	$19,174

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$10,009	$468	$18,115
Income taxes paid	38,174	68,914	48,142
Income tax refund	12,180	–	–

Supplemental disclosure of non-cash financing activities:
Common stock warrants issued in settlement of deferred financing costs	–	1,065	–
Treasury stock repurchases settled in January 2006	–	7,407	–

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.	Description of Business and Basis of Presentation

Marvel Entertainment, Inc. and its subsidiaries are one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

We principally operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production. The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the ‘Film Facility”) to fund the production of our films. This expansion has resulted in the creation of a new segment, the Film Production segment. During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films. Consequently, we have presented the Film Production segment separately as of December 31, 2006. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters.

In connection with the Film Facility, we formed the following wholly-owned subsidiaries: MVL Rights LLC, MVL Productions LLC, Incredible Productions LLC, Iron Works Productions LLC, MVL Iron Works Productions Canada, Inc., MVL Incredible Productions Canada, Inc. and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets and credit of MVL Rights LLC, Incredible Productions LLC, Iron Works Productions LLC and MVL Film Finance LLC are not available to satisfy debts or other obligations, of any of our other subsidiaries, or any other persons.

We have entered into a joint venture with Sony Pictures Entertainment Inc. (“Sony Pictures”), called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. Effective April 2004, the operations of the Joint Venture, previously recorded under the equity method, have been consolidated in our accompanying financial statements as a result of our then assuming control of all significant decisions relating to the ordinary course of business of the Joint Venture and receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.

The year 2006 was a transitional one for our Toy segment operations. In late 2005, we terminated our agreement with our then exclusive toy licensee and in early 2006 we entered into a multi-year licensing agreement with Hasbro, Inc. (“Hasbro”) (see Note 7).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment in our consolidated financial statements relate to provisions for returns, other sales allowances and doubtful accounts, the realizability of inventories, the realizability of goodwill, the realizability of film production costs, the reserve for uncollected minimum royalty guarantees, valuation allowances for deferred income tax assets and reserves for potential tax exposures resulting from tax audits, depreciation and amortization periods for molds, tools and equipment, the recovery of product and package design costs, Fleer pension plan assumptions, litigation related accruals, character allocation in computing studio share of royalties payable, and forfeiture rates related to employee stock compensation. Actual results could differ from these estimates.

Out-of-Period Adjustment

During the fourth quarter of 2005 we identified errors of $3.3 million in our 2004 consolidated income tax expense related to an accounting entry made in connection with book and tax basis differences related to the Joint Venture as of April 1, 2004 and the tax impact of our share of Joint Venture earnings for the period April 1, 2004 through December 31, 2004. We corrected these errors in the 2005 year-end close process, which had the effect of reducing 2005 consolidated income tax expense by $3.3 million and increasing 2005 consolidated net income by $3.3 million. We do not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2005 or 2004, and as a result, have not restated our consolidated financial statements for the year ended December 31, 2004. (See Note 8).

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.

Restricted Cash

Restricted cash primarily comprises cash balances of the Joint Venture that are not freely available to either us or Sony Pictures until distributed on a quarterly basis. Principally all of the cash balance of the Joint Venture at December 31, 2006 and 2005 of $8.4 million and $7.5 million, respectively, was distributed in February 2007 and February 2006, respectively.

Restricted cash of $0.1 million and $0.9 million as of December 31, 2006 and 2005, respectively, relates to cash in an account which has been pledged to secure the Film Facility and is not available for our general corporate purposes (see Note 4).

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

Short-Term Investments

At December 31, 2005, we held $15.1 million of short-term investments, which consisted of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities were recorded at cost, which approximated fair value due to their variable interest rates, which typically reset within 35 days, and, despite the long-term nature of their stated contractual maturities, we had the ability to readily liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income. As of December 31, 2006, we did not hold any short-term investments.

Joint Venture

We have entered into the Joint Venture to pursue licensing opportunities relating to characters based upon movies or television shows produced by Sony Pictures featuring Spider-Man. The operations of the Joint Venture are included in our Licensing segment.

Prior to April 1, 2004, we accounted for our interest in the activity of the Joint Venture under the equity method. Effective April 2004, the operations of the Joint Venture, previously recorded under the equity method, have been consolidated in our accompanying financial statements.

In May 2004, we settled various disputed matters with Sony Pictures and Marvel assumed control of all significant decisions relating to the ordinary course of business of the Joint Venture. In addition, distribution of net receipts of the Joint Venture was altered effective April 1, 2004. such that we receive more than 50% of the cash generated from the Joint Venture. Consequently, effective April 1, 2004, the operations of the Joint Venture have been consolidated in our accompanying financial statements, including revenues of $4.1 million for the year ended December 31, 2006, $24.7 million for the year ended December 31, 2005 and $67.5 million for the period from April 1, 2004 through December 31, 2004. The Joint Venture distributes to us and to Sony Pictures all cash received, proportionate to each party’s interest, on a quarterly basis. At December 31, 2006 and 2005, advances to joint venture partner of $8.5 million and $3.5 million, respectively, in the accompanying Consolidated Balance Sheet reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon. These advances are classified as current or non-current consistent with the classification of deferred revenue related to such advances, which is based on when the underlying deferred revenue is scheduled to be recognized. Prior to April 1, 2004, we accounted for our interest in the Joint Venture under the equity method. For the years ended December 31, 2006 and 2005 and the period from April 1, 2004 to December 31, 2004, minority interest of $1.0 million, $5.4 million and $17.4 million, respectively, was recorded to reflect Sony Pictures’ interest in the operations of the Joint Venture.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (see Note 3).

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

Molds and Tools

Molds and tools are stated at cost less accumulated amortization. We own the molds and tools used in production of our products by third-party manufacturers. For financial reporting purposes, amortization is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, we review the useful lives and carrying value of molds and tools based on the sales of the related products. If the facts and circumstances suggest a change in useful life of molds and tools related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life. Accumulated amortization related to molds and tools was $2.1 million and $7.4 million at December 31, 2006 and 2005, respectively.

Product and Package Design Costs

Product and package design costs are stated at cost less accumulated amortization. We capitalize costs related to product and package design when such products are determined to be commercially acceptable. Product design costs include costs relating to the preparation of precise detailed mechanical drawings and the production of sculptings and other handcrafted models from which molds and dies are made. Package design costs include costs relating to art work, modeling and printing separations used in the production of packaging. For financial reporting purposes, amortization of product and package design is computed using the straight-line method generally over a one to three-year period (the estimated selling life of related products). On an ongoing basis, we review the useful lives and carrying value of product and package design costs based on the sales of the related products. If the facts and circumstances suggest a change in useful life of product and package design costs related to a certain product, the useful life is adjusted and the remaining unamortized cost is amortized over the adjusted life. Accumulated amortization related to product and package design costs was $1.7 million and $2.7 million at December 31, 2006 and 2005, respectively.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization is computed using the straight-line method generally over a three to five-year life for furniture and fixtures and office equipment, and over the shorter of the life of the underlying lease or estimated useful life for leasehold improvements. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally 3 years. For software developed for internal use, all external direct costs for materials and services are capitalized in accordance with AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Total capitalized internal use software costs were $3.4 million and $2.9 million at December 31, 2006 and 2005, respectively. Accumulated depreciation for fixed assets was $2.4 million and $4.9 million as of December 31, 2006 and 2005, respectively, of which $1.1 million and $1.3 million related to internal use software. Depreciation expense for internal use software was $0.6 million, $0.2 million and $0.2 million each of the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill

We account for our goodwill under Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Our goodwill is deemed to have an indefinite life and is no longer amortized, but is subject to annual impairment tests. If facts or circumstances suggest that our goodwill is impaired, we assess the fair value of the goodwill and reduce it to an amount that results in book value approximating fair value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of December 31, 2006, $5.2 million of our goodwill has been reallocated from our Licensing and Publishing segments to our newly created Film Production segment (see Note 12).

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

Long-Lived Assets

We record impairment losses on long-lived assets used in operations, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Film Production Costs

We capitalize film production costs in accordance with the provisions of Statement of Position 00-2, “Accounting by Producers of Distributors of Films” (“SOP 00-2”). Direct film production costs include all direct production and financing costs, capitalized interest and production overhead.   Production overhead, a component of film production costs, includes allocable costs, including salaries and benefits (including stock compensation), of individuals with exclusive or significant responsibility for the production of our films.  We are also working on concept development and pre-production for several new motion picture projects, the costs of which, primarily salaries and script development, are capitalized as film costs in accordance with SOP 00-2.  In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed. During 2006, interest associated with film productions of $0.2 million was capitalized and is included in Film inventory on the accompanying consolidated sheet.

Deferred Financing Costs

Deferred financing costs as of December 31, 2006 and December 31, 2005 relate to our Film Facility (see Note 4) and are being amortized over the minimum expected term of the facility, which approximates 4.5 years. Deferred financing costs associated with the Senior Notes and our previous credit facility were amortized over the term of the related agreements using the effective interest method. Such costs were fully amortized in 2004.

Treasury Shares

We account for treasury shares using the cost method. During the year ended December 31, 2006, we repurchased 15.6 million shares of our common stock at a cost of $287.4 million under two stock repurchase programs. During 2005, we repurchased 16.2 million shares of our common stock at a cost of $304.5 million. As of December 31, 2006, 22.5 million of our shares held in treasury are pledged as collateral under the HSBC Credit Facility, as defined in Note 4 below.

Comprehensive Income

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which established standards for reporting and display of comprehensive income or loss and its components. Comprehensive income or loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for the unrecognized loss related to the minimum pension liability of a former subsidiary and cumulative foreign currency translation adjustments associated with our foreign subsidiaries. In accordance with SFAS 130, we have chosen to disclose comprehensive loss in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Research and Development

Research and development costs, primarily design costs, are charged to operations as incurred. For the years ended December 31, 2006, 2005 and 2004, research and development expenses were $3.1 million, $1.8 million and $1.8 million, respectively.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

Merchandise Sales, Sales Returns and Customer Allowances

Merchandise sales, including toys, trade paperback and hardcover book sales, returnable comic books and custom publishing, are recorded when title and risk of ownership have passed to the buyer. Appropriate provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. We regularly review and revise, when considered necessary, our estimates of sales returns based primarily upon actual returns, planned product discontinuances, and estimated sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to us. Return rates for returnable comic book sales, traditionally sold at newsstands and bookstores, are typically higher than those related to trade paperback and hardcover book sales.

Comic book revenues – non-returnable and other

Revenue from the sales of comic books to the direct market, our largest channel of comic book distribution, are made on a non-returnable basis and are recognized in the period the comic books are made available for sale (on-sale date established by us). Revenue from advertising in our comic books is recognized in the period that the comic books are made available for sale. Subscription revenues related to our comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

License Revenues

Revenue from licensing our characters is recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”). Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between us and the customer exists, when the characters are freely and immediately exploitable by licensee and we have satisfied our obligations under the agreement, when the amount of revenue is fixed or determinable and when collection of unpaid revenue amounts is reasonably assured.

For licenses that contain non-refundable minimum royalty payment obligations to us, we recognize such non-refundable minimum payments as revenue at the inception of the license, prior to the collection of all amounts ultimately due, provided all the criteria for revenue recognition under SAB 104 have been met. Receivables from licensees due more than one year beyond the balance sheet date are discounted to their present value.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

The earnings process is not complete if, among other things, we have significant continuing involvement, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee. In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty payments are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition, or future minimum payments that are assured of collection (because of the licensee’s creditworthiness) in advance of recognition, are recorded as deferred revenue. In any case where the licensee is not sufficiently creditworthy, we recognize revenue only to the extent that cash is received. If cumulative earned royalties exceed the required minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as “overages”.

Revenues related to the licensing of animated television series are recorded in accordance with SOP 00-2, “Accounting by Producers or Distributors of Films.” Under this Statement of Position, revenue is recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.

Advertising Costs

Advertising production costs are expensed when the advertisement is first run. For the years ended December 31, 2006, 2005, and 2004, advertising expenses were $3.0 million, $13.0 million and $11.4 million, respectively.

Licensed-in Toy Royalties

We enter into licensing agreements, which contain minimum royalty payment obligations, for the right to use third-party intellectual property in our Toy segment operations. Prepaid minimum royalty obligations are expensed based on sales of related products. The realizability of prepaid minimum royalties is evaluated by us based on the projected sales of the related products. We record impairment losses on prepaid minimum royalties when events and circumstances indicate that the sales will not be sufficient to recover the prepaid minimum royalty.

Studio Share of Royalties

We share merchandise licensing revenues with movie studio licensees for Marvel characters portrayed in theatrical releases. Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by us, and in some instances with some adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under multi-character licensing agreements, we make an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios. In 2006, 2005 and 2004, we provided for $23.6 million, $54.5 million and $36.7 million, respectively, for the share of royalties due to movie studios.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse. Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted. Income tax expense excludes taxes related to the minority share of the Joint Venture as we are not responsible for these income tax liabilities. (See Note 8).

We maintain a liability for contingencies associated with known issues under discussion with tax authorities and transactions yet to be settled based upon our best estimate of the potential outcome. Liabilities for known tax contingencies are recorded when, in the judgment of management, it is probable that a liability has been incurred. Such liabilities are reviewed and adjusted accordingly in light of changing facts and circumstances, which may result in favorable or unfavorable adjustments to our estimated tax liabilities in the future based on statute or resolution through the normal tax audit process.

We consider future taxable income and potential tax planning strategies in assessing the potential need for valuation allowance against deferred tax assets. If actual results differ from estimates or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

Foreign Currency Translation

The financial position and results of all of our operations are measured using the U.S. dollar as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at year end. Income statement accounts and cash flows of foreign subsidiaries are translated at the average rate of exchange prevailing during the period.

Pension

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. We adopted SFAS 158 in the fourth quarter of 2006. The impact of this adoption was minimal as a result of our already reporting our unfunded obligation related to the Fleer/Skybox Plan (as defined in Note 11), a frozen plan, as a liability in the statement of financial position.

Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity. In connection with the implementation of SFAS No. 123R, we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. SFAS 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Prior to adoption, we accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to our results of operations for 2006.

Stock Options

Upon adoption of SFAS 123R, we commenced recognizing, over the remaining requisite service period, the compensation expense associated with the unvested portion of previously granted stock option awards that remained outstanding as of January 1, 2006, in our accompanying Condensed Consolidated Statement of Operations for the year ended December 31, 2006. There have been no stock option awards issued during 2005 or 2006. During the year ended December 31, 2006, we recognized $5.9 million of compensation expense, associated with stock options, which was classified in selling, general and administrative expense. The charge for the year ended December 31, 2006, net of income tax benefit of $2.3 million, has reduced basic and diluted earnings per share by $0.04. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock-based awards as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash flows. The tax benefit to be realized from stock-based compensation totals $64.8 million and $7.4 million for the years ended December 31, 2006 and 2005, respectively. In accordance with the provisions of SFAS 123R, on January 1, 2006, we reclassified $6.2 million of deferred stock compensation to additional paid-in capital in the accompanying condensed consolidated balance sheet.

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense associated with our stock options, and we will adjust our estimate of forfeitures when they are expected to differ. For the year ended December 31, 2006, forfeitures are estimated to not be material. Key input assumptions used to estimate the fair value of stock options include the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield.

The total remaining unrecognized compensation cost related to nonvested stock option awards was $2.3 million as of December 31, 2006, which is all expected to be recognized in 2007.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

The following table illustrates the effects on net income and earnings per share for years ended December 31, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income, as reported	$102,819	$124,877
Add: Stock-based compensation expense included in reported net income, net of taxes	3,059	2,507
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(8,831)	(12,807)
Pro forma net income	$97,047	$114,577
Basic earnings per share:
As reported	$1.03	$1.17
Pro-forma	0.97	1.07
Diluted earnings per share:
As reported	0.97	1.10
Pro forma	0.92	1.01

The fair value for each option granted under the stock option plans was estimated at the date of grant under a Black-Scholes option pricing model. The weighted average assumptions for the 2004 grants are: risk free interest rates ranging from 2.81% to 3.96%; no dividend yield; expected volatility ranging from 0.48 to 0.58; and expected life of 5 years. There were no options granted during 2005 or 2006. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable measure of the fair value of our employee stock options.

Fair Value of Financial Instruments

The estimated fair value of certain of our financial instruments, including cash and cash equivalents, short-term investments, current portion of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The carrying value of our auction rate municipal bonds approximates their fair value due to their variable interest rates, which typically reset within 35 days. The non-current portion of accounts receivable have been discounted to their net present value, which approximates fair value. The carrying value of our Film Facility debt approximates its fair value because the interest rates applicable to such debt are based on floating rates identified by reference to market rates. The fair value of the interest rate cap agreement ($2.0 million and $3.5 million at December 31, 2006 and 2005) is the estimated amount that we would receive to terminate the agreement as of the balance sheet date.

Concentration of Risk

Substantially all of our toy products are manufactured in China, which subjects us to risks of currency exchange fluctuations, transportation delays and interruptions, and political and economic disruptions. Our ability to obtain products from our Chinese manufacturers is dependent upon the United States' trade relationship with China.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

We generally require toy customers who are shipped products directly from East Asia to secure their orders with an irrevocable letter of credit or advance funds. Our publishing and licensing activities generally do not require collateral or other security with regard to balances due from customers. We extend credit to our customers in the normal course of business and perform periodic credit evaluations of our customers, maintaining allowances for potential credit losses. We consider concentrations of credit risk in establishing the allowance for doubtful accounts and believe the recorded allowance amount is adequate.

We distribute our comic books to the direct market through a major comic book distributor. Termination of this distribution agreement could significantly disrupt our publishing operations.

Income Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, basic income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the periods. The computation of diluted income per share is similar to the computation of basic income per share, except the number of shares is increased assuming the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasury stock method, unless the effect is anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, 948,508, 1,391,987 and 1,353,969 of stock options, respectively, with exercise prices greater than the average fair market price for a period, were anti-dilutive and not included in the diluted earnings per share calculations because of their anti-dilutive effect. In addition, a warrant, issued in 2005, to purchase 260,417 of our common stock with an exercise price greater than the average fair market price for a period, was anti-dilutive and not included in the diluted earnings per share calculations because of its anti-dilutive effect during 2005 and the first three quarters of 2006. In the fourth quarter of 2006, the warrant was in the money, and included in the diluted earnings per share calculation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. However, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. FIN 48 requires the Company to recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. The provisions of FIN 48 will be effective for Marvel beginning in 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings (as of January 1, 2007). Upon adoption, we estimate that a cumulative effect adjustment of not more than $25 million will be charged to our retained earnings to increase reserves for uncertain tax positions and related accrued interest. This estimate is subject to revision as we complete our analysis.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently evaluating the effect of this Statement on our consolidated financial statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. We adopted SAB 108 in the fourth quarter of 2006. The adoption did not have a material impact on our consolidated financial statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

3.	Details of Certain Balance Sheet Accounts

	December 31,
	2006	2005
	(in thousands)
Accounts receivable, net, consists of the following:
Toys:
Accounts receivable	$16,221	$9,822
Less allowances for:
Doubtful accounts	(328)	(328)
Sales discounts	(5,342)	(2,866)
Total toys	10,551	6,628
Publishing:
Accounts receivable	27,706	22,855
Less allowances for:
Doubtful accounts	(175)	(175)
Allowance for returns	(13,162)	(9,350)
Total publishing	14,369	13,330
Licensing:
Accounts receivable	36,076	42,640
Less allowances for doubtful accounts	(1,604)	(3,490)
Total licensing	34,472	39,150
Total.	$59,392	$59,108
Inventories, net, consists of the following:
Toys:
Finished goods	$734	$1,098
Component parts, raw materials and work-in-process	79	50
Total toys	813	1,148
Publishing:
Finished goods	4,152	3,741
Editorial and raw materials	5,259	4,288
Total publishing	9,411	8,029
Total	$10,224	$9,177
Accounts receivable - licensing, non – current portion are due as follows:
2007	$–	$14,194
2008	12,015	6,547
2009	1,446	1,146
Discounting	(582)	(1,597)
Total	$12,879	$20,290

Accrued royalties consists of the following:
Merchandise royalty obligations	$2,130	$5,901
Freelance talent	2,807	2,016
Studio share of royalties	63,530	57,974
Total	$68,467	$65,891
Accrued expenses and other current liabilities consist of the following:
Accrued advertising costs	$–	$2,994
Inventory purchases	7,413	3,476
Bonuses	8,319	6,302
Fleer pension obligation	380	2,257
Litigation accruals	897	8,090
Licensing common marketing fund	8,345	3,371
TBW Termination Fee	–	12,501
Interest	2,179	1,853
Treasury share purchases	–	7,407
Other accrued expenses	11,362	9,109
Total	$38,895	$57,360

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

4.	Debt Financing

Film Slate Facility Obligation

On September 1, 2005, we closed a $525 million financing, through our wholly-owned consolidated subsidiary, MVL Film Finance LLC, that will enable us to produce our own slate of feature films (the “Film Facility”). Borrowings under the Film Facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the Film Facility, as collateral for the borrowings. The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the Film Facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. An insurance company has insured repayment of the senior debt. The rate for the senior bank debt, including the insurance company’s fees, is LIBOR (5.36% at December 31, 2006) or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt will be drawn first and will remain outstanding for the life of the senior bank facility. We must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility.

We entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for debt outstanding under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. The notional amount of the interest rate cap agreement at December 31, 2006 and 2005 was $32 million and $26 million, respectively. The interest rate cap is recorded at fair value ($2.0 million) and included in other assets in the accompanying balance sheet at December 31, 2006. Fair value of the interest rate cap at December 31, 2005 was ($3.5 million). The interest rate cap expires on October 15, 2014.

As of December 31, 2006, MVL Film Finance LLC had $33.2 million ($25.8 million as of December 31, 2005) in outstanding mezzanine borrowings under the Film Facility. The initial borrowings in 2005 were used primarily to finance transaction costs ($21.3 million) related to the closing of the facility and the purchase of an interest rate cap ($3.2 million) whereby LIBOR is capped at 6.0% for outstanding debt under the facility up to certain varying amounts. The remainder of the borrowings were used to fund the interest payments of the Film Facility. The transaction costs are being amortized over the minimum expected term of the facility, which approximates 4.5 years.

In connection with the closing of the Film Facility, we issued a warrant to purchase 260,417 shares of our common stock at an exercise price of $21.11 per share to a consultant for a finder’s fee and payment for services rendered in connection with structuring the Film Facility. The fair value of this warrant (estimated using a Black-Scholes pricing model with the following assumptions: a risk free interest rate of 4.02%; no dividend yield; expected volatility of 0.391; and an expected life of two years) of $1.1 million was included in the transaction costs discussed above. This warrant may be exercised at any time through August 2007.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

4.	Debt Financing (continued)

Credit Facility

On November 9, 2005, we entered into an agreement for a credit facility with HSBC Bank (the “HSBC Credit Facility”) to provide for a $150 million revolving line of credit with a sub-limit for the issuance of letters of credit. The line of credit under the HSBC Credit Facility changed to $125 million on September 30, 2006 and will change again to $100 million on March 31, 2007. The facility expires on March 31, 2008. Borrowings under the HSBC Credit Facility may be used for working capital and other general corporate purposes and for repurchases of our common stock. The HSBC Credit Facility contains customary event-of-default provisions and covenants regarding our net worth, leverage ratio and free cash flow. The HSBC Credit Facility is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under the toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Credit Facility bear interest at HSBC’s prime rate or, at our choice, at LIBOR-plus 1.25% per annum. As of December 31, 2006, we had $17.0 million outstanding under the HSBC credit facility, which was fully repaid in January 2007. There were no borrowings under this facility as of December 31, 2005.

Senior Notes

On February 25, 1999, we completed a $250.0 million offering of senior notes (the “Senior Notes”). The Senior Notes were due on June 15, 2009 and bore interest at 12% per annum payable semi-annually on June 15th and December 15th. We redeemed all of these notes on June 15, 2004 with available cash resources, which resulted in a non-recurring charge of $3.2 million associated with the accelerated write-off of previously unamortized deferred financing costs, and a non-recurring charge of $9.0 million related to the 6% premium stipulated by the terms of the redemption, which were included in 2004 interest expense.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing which may be used to partially fund the production of our Iron Man feature film. See Note 13.

5.	Stock Compensation Plan

On April 28, 2005, our stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”). Since that date, new awards can no longer be made under our 1998 Stock Incentive Plan (the “1998 Plan”) (together with the 2005 Plan, the “Plans”), but all outstanding awards under the 1998 Plan continue in accordance with their terms. The 2005 Plan authorizes a range of awards including stock options, stock appreciation rights, restricted stock, other awards based on common stock (including “phantom” stock), dividend equivalents, performance shares or other stock-based performance awards, and shares issuable in lieu of rights to cash compensation. Eligible recipients of awards under the 2005 Plan include officers, employees, consultants and directors. Under the 2005 Plan, 4.0 million shares plus the approximately 2.6 million shares unused (out of 24 million authorized) under the 1998 Plan at the time of the 2005 Plan’s inception, along with shares subject to awards under the 1998 Plan that are not delivered to the award’s recipient (e.g., because the recipient’s employment ends before the award vests), may be the subject of future awards. Under the 2005 Plan, no more than 2.0 million shares plus any unused portion of the preceding year’s limit may be the subject of awards to any one person during a calendar year as “performance-based” compensation intended to qualify under Section 162(m) of the Internal Revenue Code. During any five-year period, no more than 250,000 shares may be the subject of awards under the 2005 Plan to any one non-employee director. Options granted under the 2005 Plan may not be “repriced” (as defined in the rules of the New York Stock Exchange) without stockholder approval. Our practice has been to provide newly issued shares upon exercise of stock options and for granting of restricted stock.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

5.	Stock Compensation Plan (continued)

Information with respect to options issued under the Plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2004.	14,625,414	$5.04
Canceled	(281,466)	$12.43
Exercised	(527,202)	$3.99
Granted	1,333,500	$23.29
Outstanding at December 31, 2004	15,150,246	$6.55
Canceled	(31,336)	$18.09
Exercised	(1,133,154)	$4.88
Outstanding at December 31, 2005	13,985,756	$6.66
Canceled	(79,246)	$17.82
Exercised	(11,025,606)	$4.25
Outstanding at December 31, 2006	2,880,904	$15.54

Stock options outstanding at December 31, 2006 are summarized as follows:

		Weighted Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	Options at	Contractual	Exercise	At	Exercise
Exercise Prices	December 31, 2006	Life – (Years)	Price	December 31, 2006	Price

$1.59 - $3.25	87,460	4.52	$2.05	87,460	$2.05
$3.29 - $6.61	915,879	3.49	$4.87	915,879	$4.87
$6.99 - $11.63	113,500	6.36	$10.51	113,500	$10.51
$15.42 - $21.50	1,264,065	3.12	$18.94	1,051,971	$18.91
$25.00 - $35.00	500,000	2.34	$30.00	500,000	$30.00

At December 31, 2006, 2005 and 2004, there were 2,668,810, 12,984,579 and 12,624,295 exercisable options with a weighted average exercise price of $15.26, $5.91 and $5.40, respectively.

Options granted under the 1998 Plan vest generally in three equal annual installments beginning twelve months after the date of grant. No options have been granted under the 2005 Plan. At December 31, 2006, the weighted average remaining contractual life of the options outstanding is 3.27 years. We expect that substantially all outstanding options will vest.

The aggregate intrinsic value of outstanding options as of December 31, 2006 was $34.3 million, of which $32.7 million were vested. The intrinsic value of options exercised during the year ended December 31, 2006 was $173.3 million, including $97.3 million related to the exercise of options by our Chief Executive Officer and largest shareholder, as described below. The intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $17.2 million and $8.3 million, respectively.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

5.	Stock Compensation Plan (continued)

Exercise of Options for Restricted Stock

On November 30, 2001, we entered into a six-year employment agreement with Mr. Perlmutter, our Chief Executive Officer (since 2005) and largest shareholder. Under the agreement, Mr. Perlmutter received six-year options to purchase 5,925,000 common shares at a price of $2.41 per share. These options were exercised on June 2, 2006. Shares obtained for the exercise of these options are restricted shares until they vest. The fair value of these shares, which is based upon the Black-Scholes valuation of the exercised option on its original grant date, is $1.87 per share. The vesting period for these restricted shares is one-third on the fourth, fifth and sixth anniversary of the agreement. As of December 31, 2006, 1,975,000 of these shares remain unvested and are not included in the table of restricted stock below.

Restricted stock grants generally vests on the second and the third anniversary dates of the grant. The aggregate market value of the restricted stock at the dates of issuance was $5.9 million, $6.7 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is being recognized over the vesting period (the period over which restrictions lapse). In addition, when recognizing compensation expense associated with our restricted stock, we estimate forfeitures, based on historical trends, and will adjust estimates of forfeitures when they are expected to differ. At December 31, 2006, we estimate that 13% of restricted stock grants will be forfeited within the first year of the date granted, an additional 7% within the second year of the date granted and 1% within the third year of the date granted.

For the years ended December 31, 2006, 2005 and 2004, we recognized $4.3 million, $4.8 million and $3.6 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense.

The following table summarizes the status of our restricted shares through December 31, 2006:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2004	304,628	$17.37
Granted during 2004	214,800	18.74
Forfeited during 2004	(5,289)	19.83
Outstanding at December 31, 2004	514,139	17.92
Granted during 2005	335,743	19.69
Vested during 2005	(300,638)	18.49
Forfeited during 2005	(47,337)	17.57
Outstanding at December 31, 2005	501,907	18.88
Granted during 2006	352,526	16.80
Vested during 2006	(151,925)	17.43
Forfeited during 2006	(155,984)	18.11
Outstanding at December 31, 2006	546,524	18.16

The total remaining unrecognized compensation cost related to restricted stock awards is $4.7 million as of December 31, 2006. The weighted average period over which this cost is expected to be recognized is 1.5 years. The weighted average fair value of restricted stock vested during the year ended December 31, 2006 was $17.43 per share.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

5.	Stock Compensation Plan (continued)

As of December 31, 2006, we had reserved a total of 9.3 million shares of our common stock for issuance under the Plans, including 6.4 million shares that are available for future grants under the 2005 Plan.

Phantom Stock

We have issued to certain employees phantom stock units that generally vest over a three-year period and are settled through a cash payment equal to the fair value of our common stock at the vesting date. In addition, we estimate forfeitures when recognizing compensation expense associated with phantom stock units, and we will adjust our estimate of forfeitures when they are expected to differ. For the year ended December 31, 2006 and 2005, forfeitures were estimated to not be material. We records a liability for amounts expected to be payable for phantom stock units, based on the fair value of our common stock at the balance sheet date less estimated forfeitures. The expense associated with phantom stock units for the years ended December 31, 2006 and 2005 was $0.5 million and $0.1 million, respectively.

6.	Sales to Major Customers and International Operations

Credit is extended based on an evaluation of the customer's financial condition and generally, collateral is not required. Credit losses are provided for in the financial statements and have been consistently within management's expectations.

During the year ended December 31, 2005, one customer, in the Licensing segment, accounted for 16% of our consolidated net sales. During the year ended December 31, 2004, one customer in the Toy segment, accounted for 13% of our consolidated net sales. In addition, we distribute our comic books to the direct market through a major comic book distributor. Net sales made through this distributor accounted for 22%, 19% and 12% of our consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Royalty and service fee income from TBW, recorded in the Toy segment, accounted for 13% of consolidated net sales for the year ended December 31, 2005.

During the year ended December 31, 2006, three customers accounted for 29%, 14% and 11%, respectively, of the Toy segment’s net sales. During 2005, one customer accounted for 28% of the Licensing segment’s net sales. In 2004, two customers (other than TBW) accounted for 32% and 10%, respectively, of the Toy segment’s net sales. Net sales through our major comic book distributor accounted for 70% of the publishing segment net sales for each of the years ended December 31, 2006, 2005 and 2004.

Our wholly-owned Hong Kong subsidiaries supervise, with agency support, the manufacturing of our products in China and sell such products internationally. All sales by our Hong Kong subsidiaries are made F.O.B. Hong Kong against letters of credit and other cash arrangements. During the years ended December 31, 2006, 2005, and 2004 international sales were approximately 30%, 34% and 35%, respectively, of total net toy sales. During the years ended December 31, 2006, 2005, and 2004 the Hong Kong operations reported operating income (loss) of approximately $8.9 million, ($0.2 million) and $6.3 million and income before income taxes of approximately $8.9 million, ($0.1 million) and $6.4 million, respectively. At December 31, 2006 and 2005, we had assets in Hong Kong of approximately $11.2 million and $1.7 million, respectively, excluding intercompany amounts. The Hong Kong subsidiary’s retained earnings were $60.4 million and $52.9 million at December 31, 2006 and 2005, respectively. Repatriation of such earnings to the United States would bear nominal income taxes, if any.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

7.	Toy Licenses

We have entered into a license agreement with Hasbro, Inc. (“Hasbro”) under which Hasbro will have the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring Marvel characters. The license gives Hasbro the right to sell those toys at retail from January 1, 2007 (earlier, in the case of the “Itsy Bitsy Spider-Man” item) though December 31, 2011 (subject to extension under certain circumstances). We agreed to provide brand expertise, marketing support and other services to Hasbro in connection with the licensed toys. Hasbro paid us an advance of $105 million under the license in 2006. The advance is being recognized as revenue based upon sales of the related character-based merchandise as reported by Hasbro. As of December 31, 2006, deferred revenue related to Hasbro was approximately $100 million. All Marvel character-based toys previously produced for retail by TBW have been produced and sold by our Toy segment in 2006. In 2006, TBW acted as a sourcing agent to us and, in that capacity, helped us locate suitable factories in China for the manufacture of certain of our toys.

The year 2005 was the final year of our 2001 toy license with TBW, under which we licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys. The license also permitted TBW to use the “Toy Biz” name. Under a separate agency agreement, Marvel also provided product development, marketing and sales services for TBW in exchange for a service fee. We received royalties and service fees from TBW based on TBW’s sales of Marvel-designed toys produced and sold by TBW. On December 23, 2005, we terminated both the license and agency agreements with TBW effective January 1, 2006 (one year ahead of their scheduled expiration date). In connection with this early termination, we incurred a termination fee in 2005 of $12.5 million, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Net Income. We were also parties to agreements with TBW which required us to provide TBW with certain administrative and management support for which TBW reimburses us. Those agreements were also terminated along with the TBW license agreement.

During the years ended December 31, 2005 and 2004, we earned royalties from TBW of $25.3 million and $9.3 million, respectively, from TBW’s sale of Marvel related toy products licensed to TBW. Additionally, we earned service fee income from TBW of $26.5 million, and $5.9 million in 2005 and 2004, respectively, in exchange for design, marketing and sales services performed by us. For the years ended December 31, 2005 and 2004, we were reimbursed $8.3 million and $8.2 million, respectively, for administrative and management support. Such amounts have been recorded as a reduction to selling, general and administrative expenses in our Toy segment. Additionally, TBW provided certain administrative oversight functions on our behalf and received commissions of $0.7 million, $0.1 million and $0.2 million in 2006, 2005 and 2004, respectively. Pursuant to the terms of the termination of TBW’s license agreement, we purchased TBW’s existing domestic inventory of finished goods as of January 1, 2006 for $6.3 million.

We also produce and sell toys based on licensed-in characters such as Curious George and characters from Code Lyoko. Minimum royalties associated with these licenses are not significant. These operations are not affected by the former license and other arrangements with TBW.

All royalties received by us from the sales of toys licensed to parties other then Hasbro or TBW during 2006 and prior were recorded as royalties in our Licensing segment, as we did no product development, marketing, sales or other services for these licensees.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

8.	Income Taxes

The provision for income taxes is based upon income before taxes as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
United States	$88,327	$170,926	$200,500
Foreign jurisdictions	10,473	122	6,372
Total	$98,800	$171,048	$206,872

The provision (benefit) for income taxes is summarized as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$33,016	$61,226	$51,514
State and local	803	13,600	2,397
Foreign	5,552	1,567	3,117
	39,371	76,393	57,028
Deferred:
Federal	(2,663)	(11,823)	12,097
State and local	2,381	(1,538)	(4,494)
Foreign	(18)	(212)	–
	(300)	(13,573)	7,603

Income tax expense (benefit)	$39,071	$62,820	$64,631

The differences between the statutory federal income tax rate and the effective tax rate are attributable to the following:

	Years ended December 31,
	2006	2005	2004
Federal income tax provision computed at the statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	3.2%	5.9%	1.9%
Joint venture minority interest	(0.4)%	(3.5)%	(2.9)%
Valuation allowance	0.2%	1.0%	(3.0)%
Foreign taxes	0.7%	(0.7)%	(0.5)%
Other	0.8%	(1.0)%	0.7%
Total provision for income taxes	39.5%	36.7%	31.2%

During 2006, certain tax reserves were increased for potential state and local exposures for uncertainties related to recent interpretations of tax law. Conversely, certain other tax reserves were decreased due to publication of a favorable ruling. The ultimate outcome of these and other uncertainties may include favorable or unfavorable adjustments to our estimated tax liabilities in the future. We believe that accruals recorded for tax liabilities, which relate primarily to state tax issues, are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

8.	Income Taxes (continued)

During 2006, there was an unusually high amount of nonqualified stock option exercises. These exercises, which generate tax deductions, put us into a tax loss position for 2006. We have secured a refund of Federal estimated taxes previously paid with respect to the 2006 year and, additionally, will file for a refund of Federal tax resulting from carryback of the 2006 year tax loss to offset taxable income in prior years. In accordance with SFAS 123R, the tax benefits related to these option exercises increase stockholders' equity rather than reduce tax expense.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, our tax rate is reduced for the taxes associated with the minority share of the Joint Venture income, which lowers our effective tax rate. The impact of this reduction to our effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2004) and lesser in periods when the operating results of the Joint Venture are lower (2005-2006). For 2005, the reduction in our tax rate related to the minority interest share of Joint Venture income also includes the benefit of the correction of 2004 tax expense related to the Joint Venture as discussed in Note 2.

We retain various state and local net operating loss carryforwards of $411 million, which will expire in various jurisdictions in the years 2007 through 2026. Of this amount, $90 million will be recorded in additional paid-in capital when realized. As of December 31, 2006, there is a valuation allowance of $1.1 million against certain capital, state, and local net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

For financial statement purposes, we record income taxes using a liability approach which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years. Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting. The significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Accounts receivable	$774	$176
Inventory	860	535
Depreciation/ amortization	1,616	785
Sales reserves	4,272	2,440
Employment reserves	5,803	2,502
Minimum pension liability	1,890	2,067
Other reserves	2,057	4,090
Net operating loss carryforwards	29,840	32,844
Tax credit carryforwards	–	1,649
Licensing, net	14,421	13,036
Other	183	247
Total gross deferred tax assets	61,716	60,371
Less valuation allowance	(1,067)	(2,610)
Net deferred tax assets	60,649	57,761
Deferred tax liabilities:
Unremitted foreign earnings	1,669	1,730
Unrealized foreign exchange	10	18
Total gross deferred tax liabilities	1,679	1,748
Net deferred tax asset	$58,970	$56,013

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

8.	Income Taxes (continued)

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. We are no longer subject to tax examinations in any jurisdiction for the 2002 and prior tax years. The Internal Revenue Service has recently commenced an examination of our 2003 through 2005 tax years.

In July 2006, FIN 48 was issued, which clarifies the accounting for uncertainty in income tax positions, as discussed in Note 2. Upon adoption, we estimate that a cumulative effect adjustment of not more than $25 million will be charged to our retained earnings to increase reserves for uncertain tax positions and related accrued interest. This estimate is subject to revision as we complete our analysis.

9.	Related Party Transactions

In December 2005, Mr. Perlmutter sold Tangible Media, Inc. (“Tangible Media”) a corporation described immediately below. Tangible Media was wholly owned by Mr. Perlmutter and, therefore, our affiliate prior to that sale.

Tangible Media acts as our media consultant in placing certain of our advertising and receives certain fees and commissions based on the cost of the placement of such advertising. Tangible Media received payments of fees and commissions from us totaling approximately $487,000 and $330,000 in 2005 and 2004, respectively.

Tangible Media shares certain office space with us at our principal executive offices and related overhead expenses, and Tangible Media has agreed to reimburse us for the associated costs. Tangible Media paid us approximately $106,000 and $93,000 in 2005 and 2004, respectively, as reimbursement in accordance with that agreement.

Avi Arad & Associates, an entity owned by Avi Arad (who was an officer, member of the Board of Directors, and major stockholder of Marvel during 2004 and 2005 and the first half of 2006), was entitled until December 31, 2004 to royalty payments for toys Mr. Arad invented or designed. Our obligation to make royalty payments to Mr. Arad or his affiliates ceased as of January 1, 2005, pursuant to amendments effective May 17, 2005 and May 30, 2006 to our master license agreement with Avi Arad & Associates. The latter amendment made the master license agreement perpetual and royalty-free. During the year ended December 31, 2004, we incurred expense of approximately $0.9 million with respect to royalty payments owed to Avi Arad & Associates for toys invented or designed by Mr. Arad. In addition, an entity wholly owned by Mr. Arad provided production services in connection with our animated television series in 2004. During the year ended December 31, 2004, we incurred expense with respect to production fees owed to this affiliate of approximately $0.3 million. We did not incur expense in connection with these arrangements in 2005 or 2006. Mr. Arad resigned from his positions as officer and director of Marvel (including its subsidiaries) effective May 31, 2006.

10.	Commitments and Contingencies

We have commitments under various operating leases, primarily for office space, certain of which extend through September 29, 2011.

During December 2004, we entered into a lease amendment to effect the early termination of the lease for our former corporate office space, which generated a fourth quarter charge to operations of $4.0 million in 2004. This charge was included in selling, general and administrative expenses in the accompanying 2004 Consolidated Statement of Net Income.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

10.	Commitments and Contingencies (continued)

Rent expense related to non-cancelable operating leases amounted to $2.6 million, $3.3 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum rental payments under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

Year ending December 31:
2007	$2,192
2008	2,461
2009	2,453
2010	2,121
2011	1,232
Total	$10,459

We are a party to a lease agreement for a public warehouse in Fife, Washington. The lease payments associated with this warehouse are based on cubic feet used by us, measured monthly, and are subject to change depending on the capacity devoted to the inventory stored at this location. For the years ended December 31, 2006, 2005 and 2004, rent expense associated with this lease was $0.6 million, $0.1 million and $0.4 million.

Legal Matters

We are involved in various legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

11.	Benefits Plans

We have a 401(k) Plan covering substantially all of our employees. We may make discretionary contributions to this plan. However, no such contributions were made during the years ended December 31, 2006, 2005 or 2004.

In addition, in connection with the 1999 sale of the assets of our Fleer and Skybox International subsidiaries, we retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of that subsidiary (the “Fleer/Skybox Plan”). This plan has been amended to freeze the accumulation of benefits and to prohibit new participants. Based on our assumptions, the accumulated benefit obligation amounts to $20.7 million ($21.7 million as of December 31, 2005) of which $5.9 million ($7.3 million as of December 31, 2005) is unfunded at December 31, 2006. Since the plan is unfunded, the current liability equals the present value of benefits expected to be paid from the plan in the next 12 months, and the remainder of the liability is noncurrent.

Plan administrative expenses for the years ended December 31, 2006, 2005 and 2004 were not significant. Pension costs are funded based on the recommendations of independent actuaries, and amounted to $1.0 million and $1.1 million during 2006 and 2005, respectively. We expect contributions for our pension plan in 2007 to be approximately $1.5 million. Expected benefit payments are based on the same assumptions used to measure the year-end benefit obligations.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

11.	Benefit Plans (continued)

We target approximately 80% of our pension plan assets to be invested in a combination of commercial paper and a stable return fund, based on the risk tolerance characteristic of the plan, which may be adjusted in the future to achieve our overall investment objective. The balance of the fund is invested in various common stocks, including, from time to time, our shares. We develop our expected long-term rate of return assumption based on the historical experience of our portfolio and the review of projected returns by asset class. The discount rate is based on the Moody’s Aa Corporate Bond Index yield, a commonly used index for the purpose of determining pension obligations. This index is an average of the Utilities and Industrial bond indices. We determine the discount rate at each measurement date. The fund provides for the payment of benefits at any time.

Our plan asset allocations at September 30, 2006 (plan’s measurement date) and target allocation for 2007 are summarized as follows:

	Percentage of Plan Assets at September 30, 2006	% Target Allocation in 2007

Equity securities	25%	20%
Debt securities	75%	80%

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

11.	Benefit Plans (continued)

The following tables show disclosure amounts for the 2006 financial statements as required under SFAS No. 87, as amended by SFAS No. 132 (revised by SFAS 158). These figures are based on the population data and actuarial assumptions as of January 1, 2006 and January 1, 2005 and on a September 30 measurement date.

	2006	2005

Accumulated Benefit Obligation, End of Year	$20,679,882	$21,710,586

Change in Projected Benefit Obligation
Projected benefit obligation, October 1	$21,710,586	$20,353,200
Service cost	–	–
Interest cost	1,140,571	1,139,052
Plan amendments	–	–
Assumption changes	(671,921)	1,422,526
Actuarial (gain)/loss	77,275	84,961
Benefits paid	(1,576,629)	(1,289,153)
Projected benefit obligation, September 30	$20,679,882	$21,710,586

Change in plan assets
Plan assets at fair value October 1	$14,413,835	$14,124,031
Actual return on plan assets	976,428	631,344
Company contributions	963,474	947,613
Benefits paid	(1,576,629)	(1,289,153)
Plan assets at fair value, September 30	$14,777,108	$14,413,835

Funded status	$(5,902,774)	$(7,296,751)
Contributions between measurement date and fiscal year-end	222,571	N/A
Net pension asset/(liability) at end of year	$(5,680,203)	N/A

Amounts recognized in the statement of financial position
Noncurrent assets	$–	N/A
Current liabilities	(102,790)	N/A
Noncurrent liabilities	(5,577,412)	N/A
Net pension assets/(liability) at end of year	$(5,680,203)	N/A

Amounts recognized in accumulated other comprehensive income
Net transition (assets) obligation	$–	N/A
Prior service cost (credit)	(432,453)	N/A
Net (gain) loss	6,859,680	N/A
	$6,427,227	N/A

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

11.	Benefit Plans (continued)
	2006	2005	2004
Total cost for plan year
Service cost	$–	$–	$–
Interest cost	1,140,571	1,139,052	1,172,399
Expected return on plan assets	(922,261)	(892,192)	(1,109,736)
Amortization of:
Unrecognized net (gain) loss	244,195	182,838	120,748
Unrecognized prior service cost	(53,692)	(53,692)	(53,692)
Unrecognized net asset obligation	–	–	–
Net periodic pension cost	$408,813	$376,006	$129,719

Measurement date	9/30/2006	9/30/2005	9/30/2004

Assumptions used for annual expense:
Discount rate	5.40%	5.75%	6.25%
Expected return on plan assets	6.50%	6.50%	8.00%
Rate of compensation increase	N/A	N/A	N/A

Assumptions used for year-end disclosure:
Discount rate	5.70%	5.40%	5.75%
Rate of consumption increase	N/A	N/A	N/A

Expected company contribution for 2007 fiscal year	$1,515,480

Expected benefit payments:
2007	$1,280,367
2008	1,293,421
2009	1,289,820
2010	1,381,639
2011	1,402,559
2012-2016	7,745,286

The estimated net actuarial loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $217,016 and $(53,692), respectively. There is no transition obligation to be amortized during 2007.

The amortization of any prior service cost and gains and losses is determined using a straight-line amortization of the cost over the expected lifetime of inactive participants in the plan, since the plan has mostly inactive participants.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

12.	Segment Information

We operate our businesses in four segments: Licensing, Publishing, Toys and Film Production.

	Licensing	Publishing	Toys	Film Production	Corporate	Total
	(in thousands)
Year ended December 31, 2006
Net sales	$127,261	$108,464	$116,073	$–	$–	$351,798
Operating income (loss)	77,541	44,077	21,098	(7,464)	(22,692)	112,560

Total capital expenditures	1,492	–	14,794	0	–	16,286
Total identifiable assets	366,454	69,710	148,695	39,006	–	623,865

Year ended December 31, 2005
Net sales	$230,063	$92,455	$67,989	$–	$–	$390,507
Operating income (loss)	143,357	36,343	15,548	–	(24,081)	171,167

Total capital expenditures	1,348	–	2,941	–	–	4,289
Total identifiable assets (1)	389,382	67,439	86,330	30,395	–	573,546

Year ended December 31, 2004
Net sales	$214,734	$85,943	$212,791	$–	$–	$513,468
Operating income (loss)	152,726	37,272	58,144	–	(23,729)	224,413

Total capital expenditures	155	–	3,431	–	–	3,586
Total identifiable assets	493,511	64,810	156,493	–	–	714,814

(1) We reclassified identifiable assets within segment information for 2005 due to the change in reportable segments resulting from the creation of the Film Production segment in late 2005, as further discussed below.

Licensing Segment

The Licensing segment, which includes the operations of the Joint Venture, licenses our characters for use in a wide variety of products and media, the most significant of which are described below. Identifiable assets for the Licensing segment as of December 31, 2006 and 2005 include goodwill of $294.6 million.

Consumer Products

We license our characters for use in a wide variety of consumer products, including toys (other than toys licensed to Hasbro, Inc.), apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles. While revenues from these activities are classified in our Licensing segment, we classify revenues from our past toy license with Toy Biz Worldwide Ltd. (terminated December 2005) and Hasbro, Inc., described below, in our Toy segment.

Studio Media Licensing

Feature Films. We have licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, we currently have licenses with Twentieth Century Fox to produce motion pictures featuring characters, including Daredevil/Elektra, The Fantastic Four and X-Men. We also have outstanding licenses with studios for a number of our other characters, including Spider-Man, Deathlok, Namor and The Punisher. Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.

Video Games. We have licensed some of our characters to top-tier publishers such as Activision, Electronic Arts, Microsoft, Sega, and others to produce current and next-generation video games on multiple platforms including Xbox 360, Playstation 3, Nintendo Wii, Playstation 2, Nintendo DS, PSP and PC.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

12.	Segment Information (continued)

Television Programs. We have licensed some of our characters for use in television programs, which fuel additional brand awareness. Several live-action and animated television shows based on our characters are currently in development including live-action television programming based on Alter Ego and Moon Knight and animated programming based on The Fantastic Four, Iron Man and the X-Men.

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. The first two animated features, Ultimate Avengers and Ultimate Avengers 2, were released in 2006. The animated feature The Invincible Iron Man was released in early 2007 and has had strong sales to date. Doctor Strange is scheduled for release later in the year.

Destination-Based Entertainment

We license our characters for use at theme parks, shopping malls and special events. For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida. We have also licensed some of our characters for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan.

Promotions

We also license our characters for short-term tie-in promotions that appear as advertisements, premium programs, sweepstakes and contests to consumers and/or the companies’ trade markets.

Publications

Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of activity books.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel Characters. Our titles feature classic Marvel Super Heroes, Spider-Man, X-Men, Fantastic Four the Incredible Hulk, Ghost Rider and newly developed Marvel Characters. Identifiable assets for the Publishing segment as of December 31, 2006 and 2005 include goodwill of 41.9 million.

Toy Segment

Toys in 2007

In 2007, most of the Toy segment’s sales will come in the form of royalties and service fees from Hasbro. The Toy segment will also continue to generate revenue from sales of licensed-in properties such as Curious George.

Toys in 2006

Most Marvel character-based toys previously produced for retail by TBW were produced and sold by our Toy segment in 2006. We also continued to produce toys based on Spider-Man movies and based on licensed-in characters such as Curious George and characters from Code Lyoko and TNA wrestling.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

12.	Segment Information (continued)

The transition from TBW has resulted in an increase in toy sales compared with 2005, and a related increase in cost of sales, as we have been selling our product directly to the retailer, and incurring the manufacturing costs of these products. However, the transition from TBW disrupted production and caused cancellations of certain sales orders.

Toys in 2005 and in Prior Years

Marvel’s Toy segment was in a period of transition driven by the signing in January 2006 of our agreement with Hasbro and the December 2005 early termination of our agreement with TBW (see Note 7).

Marvel’s Toy segment created, designed, developed, marketed and distributed a limited line of toys to the worldwide marketplace. Our toy products were based upon Spider-Man movies and upon characters that we licensed in, such as characters from the movie trilogy The Lord of the Rings, the television shows for Total Nonstop Action (“TNA”) wrestling and the movie and television shows based on the character Curious George. Our Spectra Star division (which was closed mid-2003) designed, produced and sold kites in both mass market stores and specialty hobby shops.

As a result of our early termination of our license with TBW in December 2005, all Marvel character-based toys previously produced for retail by TBW were produced and sold by our Toy segment in 2006.

Film Production Segment

The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the ‘Film Facility”) to fund the production of our films. This expansion has resulted in the creation of the Film Production segment. During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films. Consequently, we have presented the Film Production segment separately as of December 31, 2006. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters. The Film Production segment was created in September 2005, upon execution of the film facility, but did not require separate presentation in 2005. Operating costs for our Film Production segment consist primarily of employee compensation and $1.5 million of miscellaneous expense related to the decline in the fair value of our interest rate cap associated with our film facility. There were no significant operating costs within the Film Production segment in 2005. Identifiable assets for the Film Production segment as of December 31, 2006 and 2005 includes allocated goodwill of $5.2 million.

We expect the Film Production segment’s operations to look very different starting in 2008, when we first release our self-produced films. At that time, we will begin recognizing revenue. As we recognize revenue for a particular theatrical release, we will amortize the related capitalized film production costs in the proportion that the recognized revenues bear to the total estimated lifetime revenues of the theatrical release.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

12.	Segment Information (continued)

Revenue by Geographic Area*
(in thousands)
	2006		2005		2004

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing	$83,955	$43,306	$181,959	$48,104	$173,806	$40,928
Publishing	90,924	17,540	77,312	15,143	72,779	13,164
Toys	82,171	33,902	47,695	20,294	140,092	72,699
Total	$257,050	$94,748	$306,966	$83,541	$386,677	$126,791

* In 2006, $4.4 million of U.S. toy revenue and $0.8 million of foreign toy revenue is attributable to royalties and service fees generated by Hasbro. $37.1 million and $11.4 million of the U.S. toy revenue and $14.7 million and $3.7 million of the foreign toy revenues for 2005 and 2004, respectively, are attributable to royalties and service fees from toy sales generated by TBW.

13.	Subsequent Event

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing, through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, which may be used to partially fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount. The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006

14.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2006 and 2005 is as follows:

	2006				2005

Quarter Ended	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
					*			**
	(in thousands, except per share data)

Net sales	$90,058	$84,363	$92,161	$85,216	$104,144	$88,140	$81,128	$117,095
Net income	17,509	16.297	13,200	11,698	27,721	25,787	23,392	25,919
Basic net income per common share before extraordinary gain and cumulative effect of change in accounting principle	$0.20	$0.20	$0.17	$0.14	$0.27	$0.25	$0.24	$0.27
Dilutive net income per common share before extraordinary gain and cumulative effect of change in accounting principle	$0.19	$0.19	$0.16	$0.14	$0.25	$0.24	$0.23	$0.26

*Quarterly financial data for the quarter ended March 31, 2005 include a pre-tax charge to operations of $10 million associated with the settlement of litigation with Stan Lee.

**Quarterly financial data for the quarter ended December 31, 2005 include a pre-tax charge to operations of $12.5 million for the early termination of the TBW license. (See Note 7). In addition, the quarter ended December 31, 2005 includes an out-of-period adjustment to reduce current income tax expense by $3.3 million associated with tax accounting for the Joint Venture (see Notes 2 and 8), additional reserves of $10.2 million for a change in estimate of potential exposure based on recent interpretations of tax law, and a credit to operations of $36.5 million, net of a studio share of royalty provision, from the extension of an interactive game license.

The income per common share computation for each quarter and year are separate calculations. Accordingly, the sum of the quarterly income per common share amounts may not equal the net income per common share for the year.

MARVEL ENTERTAINMENT, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance At Beginning of Period	Charged to Sales or Costs and Expenses		Charged to Other Accounts	Deductions (3)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2006
Allowances included in Accounts Receivable, Net:

Doubtful accounts—current	$3,993	$(1,877	)(2)	$–	$(9)	$2,107
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	12,216	23,366	(1)	–	(17,078)	18,504

Valuation allowances against deferred taxes	2,610	150		(1,693)	–	1,067

Year Ended December 31, 2005
Allowances included in Accounts Receivable, Net:

Doubtful accounts—current	4,851	(451	)(2)	–	(407)	3,993
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	11,167	10,415	(1)	–	(9,366)	12,216

Valuation allowances against deferred taxes	887	1,866		–	(143)	2,610

Year Ended December 31, 2004
Allowances included in Accounts Receivable, Net:

Doubtful accounts—current	5,073	499	(2)	(323)	(398)	4,851
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	11,845	13,355	(1)	–	(14,033)	11,167

Valuation allowances against deferred taxes	7,037	267		–	(6,417)	887

(1) Charged to sales.

(2) Charged to (recovery of) costs and expenses.

(3) Allowances utilized and/or paid.

