Form 10-Q
period 2007-03-31
Marvel Entertainment, Inc.
filed 2007-05-09
CIK 933730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13638

MARVEL ENTERTAINMENT, INC.

_____________________________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	13-3711775

_____________________________________________________________________________________

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

417 Fifth Avenue, New York, NY	10016

_____________________________________________________________________________________

(Address of principal executive offices)	(Zip Code)

(212)-576-4000

_____________________________________________________________________________________

(Registrant's telephone number, including area code)

_____________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

At May 7, 2007, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 85,293,652, including 2,674,723 shares of restricted stock.

(i)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2007	December 31, 2006

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,346	$31,945
Restricted cash	10,609	8,527
Short–term investments	18,876	–
Accounts receivable, net	41,885	59,392
Inventories, net	11,115	10,224
Income tax receivable	5,801	45,569
Deferred income taxes, net	11,074	22,564
Advances to joint venture partner	–	8,535
Prepaid expenses and other current assets	4,410	7,231
Total current assets	115,116	193,987

Molds, tools and equipment, net	4,615	4,444
Product and package design costs, net	1,040	1,497
Film production costs	47,609	15,055
Goodwill	346,152	341,708
Accounts receivable, non–current portion	10,827	12,879
Deferred income taxes, net	32,233	36,406
Deferred financing costs	14,921	15,771
Other assets	1,651	2,118
Total assets	$574,164	$623,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,574	$5,112
Accrued royalties	66,004	68,467
Accrued expenses and other current liabilities	28,185	38,895
Deferred revenue	94,681	140,072
Minority interest to be distributed	2,973	–
Total current liabilities	195,417	252,546
Accrued royalties, non-current portion	12,322	12,860
Deferred revenue, non-current portion	14,635	35,667
Line of credit	–	17,000
Film facilities	49,500	33,200
Income tax payable, net	36,782	10,999
Other liabilities	6,661	6,702
Total liabilities	315,317	368,974

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 130,508,341 issued and 82,585,320 outstanding in 2007 and 128,420,848 issued and 81,326,627 outstanding in 2006	1,305	1,284
Additional paid-in capital	709,521	710,460
Retained earnings	256,692	228,466
Accumulated other comprehensive loss	(3,616)	(2,433)
Total stockholders’ equity before treasury stock	963,902	937,777
Treasury stock, at cost, 47,923,021 shares in 2007 and 47,094,221 shares in 2006	(705,055)	(682,886)
Total stockholders’ equity	258,847	254,891

Total liabilities and stockholders’ equity	$574,164	$623,865

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)

Net sales	$151,402	$90,058

Costs and expenses:
Cost of revenues (excluding depreciation expense)	14,886	23,883
Selling, general and administrative	33,270	33,778
Depreciation and amortization	1,840	2,293
Total costs and expenses	49,996	59,954
Other (expense) income, net	(349)	1,915
Operating income	101,057	32,019
Interest expense	2,902	3,234
Interest income	467	436
Income before income tax expense and minority interest	98,622	29,221
Income tax expense	38,311	11,237
Minority interest in consolidated joint venture	13,469	475
Net income	$46,842	$17,509

Basic earnings per share	$0.56	$0.20
Weighted average number of basic shares outstanding	83,161	86,114

Diluted earnings per share	$0.56	$0.19
Weighted average number of diluted shares outstanding	84,020	91,467

Comprehensive income:
Net income	$46,842	$17,509
Other comprehensive income (loss)	(1,183)	(58)
Comprehensive income	$45,659	$17,451

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$46,842	$17,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,840	2,293
Provision for doubtful accounts	425	–
Amortization of deferred financing costs	1,245	1,245
Unrealized loss on interest rate cap	444	–
Non-cash charge for stock-based compensation	2,231	3,556
Excess tax benefit from stock-based compensation	(502)	(698)
Gain on sale of equipment	–	(19)
Deferred income taxes	15,607	(17,196)
Minority interest in joint venture (net of distributions of $1,961 in 2007 and $1,814 in 2006)	11,508	(1,339)
Changes in operating assets and liabilities:
Accounts receivable	19,134	(12,268)
Income tax receivable	40,915	–
Inventories	(891)	(6,060)
Prepaid expenses and other current assets	2,821	389
Film production costs	(32,554)	–
Other assets	23	93
Deferred revenue	(66,423)	121,587
Income taxes payable	–	15,041
Accounts payable, accrued expenses and other current liabilities	(18,376)	(29,202)
Net cash provided by operating activities	24,289	94,931

Cash flows from investing activities:
Purchases of molds, tools and equipment	(1,256)	(4,370)
Expenditures for product and package design	(298)	(4,695)
Proceeds from sale of fixed assets	–	38
Sales of short-term investments	29,133	75,632
Purchases of short-term investments	(48,009)	(65,532)
Change in restricted cash	(2,082)	1,052
Net cash (used) provided by investing activities	(22,512)	2,125

Cash flows from financing activities:
Borrowings from film facilities	16,300	1,000
Borrowings from line of credit	2,000	–
Repayments of line of credit	(19,000)	–
Deferred financing costs	(395)	–
Purchases of treasury stock	(22,169)	(106,921)
Exercise of stock options	368	919
Excess tax benefit from stock-based compensation	502	698
Net cash (used) in financing activities	(22,394)	(104,304)

Effect of exchange rates on cash	18	18
Net (decrease) in cash and cash equivalents	(20,599)	(7,230)
Cash and cash equivalents, at beginning of period	31,945	24,227
Cash and cash equivalents, at end of period	$11,346	$16,997

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,817	$1,552
Income taxes paid during the period	$1,185	$13,483
Treasury stock repurchases settled in April 2006	$–	$17,339
Income tax refund	$19,000	$–

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three-month period ended March 31, 2007 and the unaudited Condensed Consolidated Statements of Cash Flows for the three-month period ended March 31, 2007 are not necessarily indicative of those for the full year ending December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

We principally operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production. The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the “Film Facility”) to fund the production of our films. This expansion has resulted in the creation of a new segment, the Film Production segment. During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films. Consequently, we have presented the Film Production segment separately. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters.

In connection with the Film Facility, we formed the following wholly-owned subsidiaries: MVL Rights LLC, MVL Productions LLC, Incredible Productions LLC, Iron Works Productions LLC, MVL Iron Works Productions Canada, Inc., MVL Incredible Productions Canada, Inc. and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets and credit of the Film Slate Subsidiaries, other than MVL Productions LLC, are not available to satisfy debts or other obligations of any of our other subsidiaries or any other persons.

We have entered into a joint venture with Sony Pictures Entertainment Inc. (“Sony Pictures”), called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures. The Joint Venture is consolidated in our accompanying financial statements as a result of our having control of all significant decisions relating to the ordinary course of business of the Joint Venture and receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

The consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions (see Note 8). The determination of which tax positions are more likely than not of being sustained requires the use of significant judgments and estimates by management, which may or may not be borne out by actual results.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which is our 2008 fiscal year. We are evaluating the impact that SFAS 159 will have on our financial statements. We are currently evaluating the effect of this Statement on our consolidated financial statements.

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	March 31,	December 31,
	2007	2006
	(in thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$59,012	$80,003
Less allowances for:
Doubtful accounts	(2,155)	(2,107)
Sales discounts and returns	(14,972)	(18,504)
Total, net	$41,885	$59,392
Inventories, net, consist of the following:
Finished goods	$5,013	$4,886
Component parts, raw materials and work-in-process	6,102	5,338
Total	$11,115	$10,224

Accrued expenses and other current liabilities consist of the following:
Accrued advertising costs	$686	$–
Inventory purchases	3,717	7,413
Bonuses	2,985	8,319
Fleer pension obligation	231	380
Litigation accruals	993	897
Licensing common marketing funds	7,960	8,345
Accrued art and editorial	1,426	1,097

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

Interest	2,602	2,179
Other accrued expenses	7,585	10,265
Total	$28,185	$38,895

4.	EARNINGS PER SHARE

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

The total number of shares of common stock outstanding as of March 31, 2007 was 82,585,320 net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (2,861,267), the vesting of all outstanding restricted stock (2,674,723) and the exercise of a warrant to purchase shares of our common stock (260,417), the number would be 88,381,727. During the three-month period ended March 31, 2007, 19,637 shares of common stock were issued through stock option exercises.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

Three Months Ended
March 31,
2007		2006

Numerator:
Net income	$46,842	$17,509

Denominator:
Denominator for basic earnings per share	83,161	86,114
Effect of dilutive warrants /options/ restricted stock	859	5,353
Denominator for diluted earnings per share – adjusted weighted average shares	84,020	91,467

Basic earnings per share	$0.56	$0.20
Diluted earnings per share	$0.56	$0.19

Options to purchase 0.3 million shares and 2.1 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended March 31, 2007 and 2006, respectively, because the sum of the option exercise proceeds, including the unrecognized compensation expense and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5.	DEBT FINANCING

Film Slate Facility Obligation

On September 1, 2005, we closed a $525 million financing, through our wholly-owned consolidated subsidiary, MVL Film Finance LLC, that will enable us to produce our own slate of feature films (the “Film Facility”). Borrowings under the Film Facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the Film Facility and the rights to

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

completed films or films in production, as collateral for the borrowings. The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the Film Facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. An insurance company has insured repayment of the senior debt. The interest rate for the senior bank debt, including the insurance company’s fees, is LIBOR (5.35% at March 31, 2007) or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt will be drawn first and will remain outstanding for the life of the senior bank facility. We must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the Film Facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the Film Facility.

We entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for debt outstanding under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. The notional amount of the interest rate cap agreement at March 31, 2007 and 2006 was $67.0 million and $28.0 million, respectively. The interest rate cap is recorded at fair value ($1.6 million) and included in other assets in the accompanying balance sheet at March 31, 2007. Fair value of the interest rate cap at December 31, 2006 was $2.0 million. The interest rate cap expires on October 15, 2014.

As of March 31, 2007, MVL Film Finance LLC had $47.0 million ($33.2 million as of December 31, 2006) in outstanding mezzanine borrowings under the Film Facility. Borrowings have been used to fund the finance transaction costs related to the closing of the facility, to purchase the interest rate cap, to fund the interest payments of the Film Facility and to fund direct production costs of our Iron Man feature film.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the "Iron Man Facility") through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, which may be used to partially fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount. The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie. As of March 31, 2007, the Iron Man Facility had $2.5 million in outstanding borrowings.

Line of Credit

On November 9, 2005, we entered into an agreement for a line of credit with HSBC Bank (the “HSBC Line of Credit”) to provide for a $150 million revolving line of credit with a sub-limit for the issuance of letters of credit. The HSBC Line of Credit changed to $125 million on September 30, 2006 and again changed to $100 million on March 31, 2007. Through an amendment dated May 7, 2007, the HSBC Line of Credit now expires on March 31, 2010. Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock. The HSBC Line of Credit contains customary event-of-default provisions and covenants regarding our net worth, leverage ratio and free cash flow. The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under the toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

HSBC’s prime rate or, at our choice, at LIBOR-plus 1.25% per annum. As of March 31, 2007, we have no cash borrowings outstanding under the HSBC Line of Credit.

6.	SEGMENT INFORMATION

We operate our businesses in four segments: Licensing, Publishing, Toys and Film Production.

Licensing Segment

The Licensing segment, which includes the operations of the Joint Venture, licenses our characters for use in a wide variety of products and media, the most significant of which are described below.

Consumer Products

We license our characters for use in a wide variety of consumer products, including toys, apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles. Revenues from these activities are classified in our Licensing segment, other than revenues from Hasbro, Inc., which are classified in our Toy segment.

Studio Media Licensing

Feature Films. We have licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, we currently have licenses with Twentieth Century Fox to produce motion pictures featuring characters, including Daredevil/Elektra, The Fantastic Four and X-Men. We also have outstanding licenses with studios for a number of our other characters, including Spider-Man, Ghost Rider, Deathlok, Namor and The Punisher. Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.

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

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. The first two animated features, Ultimate Avengers and Ultimate Avengers 2, were released in 2006. The animated feature The Invincible Iron Man was released in early 2007. Doctor Strange is scheduled for release later in the year.

Destination-Based Entertainment

We license our characters for use at theme parks, shopping malls and special events. For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. Recently, we executed a license agreement in connection with the development in Dubai of a major new theme park destination centered on the Marvel Universe of characters.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

Promotions

We license our characters for short-term tie-in promotions that appear as advertisements, premium programs, sweepstakes and contests to consumers and/or the companies’ trade markets.

Publications

Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of activity books.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. We have been publishing comic books since 1939 and have developed a roster of more than 5,000 Marvel Characters. Our titles feature classic Marvel Super Heroes, such as Spider-Man, X-Men, Fantastic Four, The Incredible Hulk and Ghost Rider, as well as newly developed Marvel Characters.

Toy Segment

Our Toy segment’s sales are primarily recognized in the form of royalties and service fees from Hasbro. Toy segment sales are also recognized from sales of licensed-in properties such as Curious George.

Film Production Segment

The expansion of our studio operations to include feature films that we are producing ourselves has resulted in the creation of the Film Production segment, which we began to present separately in the fourth quarter of 2006. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our Film Production segment, as these operations are inherently different than that of licensing our characters. Our self-produced films are primarily financed with our $525 million film facility and our Iron Man facility, which are described in Note 5. Prior period information has been recast to conform to current segments.

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

Set forth below (in thousands) is certain operating information for our segments.

	Licensing	Publishing	Toys	Film Production	Corporate (1)	Total
	(in thousands)
Three months ended March 31, 2007
Net sales	$98,895	$27,544	$24,963	$–	$–	$151,402
Operating income (loss)	80,898	11,530	15,326	(3,067)	(3,630)	101,057

Three months ended March 31, 2006
Net sales	$39,640	$23,844	$26,574	$–	$–	$90,058
Operating income (loss)	25,233	8,941	3,969	(1,503)	(4,621)	32,019

(1) During the first quarter of 2007, we recorded a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox Plan.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

7.	BENEFIT PLAN

In connection with the 1999 sale of a subsidiary, we retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of that subsidiary (the “Fleer/Skybox Plan”). This plan has been amended to freeze the accumulation of benefits and to prohibit new participants.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Effective December 31, 2006, we accounted for the Fleer/Skybox Plan in accordance with SFAS 158. SFAS 158 also eliminates the option to use an early measurement date to be effective for fiscal years ending after December 15, 2008. We elected to adopt this provision early for the Fleer/Skybox Plan effective with the 2007 plan year. The impact on the financial statements related to this measurement date change is not material.

Assumptions used for the 2007 and 2006 expense include a discount rate of 5.7% and 5.40%, respectively, and an expected rate of return on plan assets of 6.5% for each year.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Total cost for plan period:
Service cost	$–	$–
Interest cost	285	288
Expected return on plan assets	(243)	(231)
Amortization of:
Unrecognized net (gain)/loss	54	65
Unrecognized prior service cost	(13)	(14)
Unrecognized net asset obligation	–	–
Net periodic pension cost	$83	$108

8.	INCOME TAXES

We calculate our interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

Our effective tax rate for the three-month period ended March 31, 2007 (38.8%) was higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture and Federally tax-free investment returns. Our effective tax rate for the first quarter includes a discrete charge of 2.7% for an adjustment of beginning-of-year deferred tax balances to correct certain state tax rates. This adjustment also included an increase to goodwill ($4.4 million), a decrease to APIC ($3.1 million), and an increase in deferred tax liabilities, which were subsequently adjusted to reflect the adoption of FIN 48, as described below. Our effective tax rate for the three months ended March 31, 2006 (38.5%) was higher than our Federal statutory rate due primarily to state, local, and foreign taxes partially offset by the benefit associated with the minority share of the Joint Venture, Federally tax-free investment returns, and a discrete benefit from an adjustment to deferred taxes for a blended state rate change.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, our tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on our effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2007) and lesser in periods when the operating results of the Joint Venture are lower (2006).

The increase in our first quarter 2007 effective tax rate from first quarter 2006 results primarily from the effect of the discrete items in those quarters and the accounting for uncertain tax positions under FIN 48 commencing in the first quarter of 2007. This effective rate increase was largely offset by an increase in the amount of Joint Venture minority interest benefit.

We retain various state and local net operating loss carryforwards of $380 million, which will expire in various jurisdictions in the years 2007 through 2023. As of March 31, 2007, there is a valuation allowance of $1.5 million against a capital loss, certain foreign losses, and state net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, we recognized an increase in the reserves for uncertain tax positions of approximately $26 million, including interest and penalties. This increase in reserves for uncertain tax positions was offset, in part, by deferred tax assets established for the federal tax benefit related to uncertain state tax positions and resulted in a net reduction to the January 1, 2007 retained earnings balance of approximately $19 million. The total unrecognized tax benefits at implementation are approximately $36 million. If these unrecognized tax benefits were recognized in the future, related deferred tax assets of $12 million would be eliminated resulting in a net $24 million favorable impact to the effective tax rate.

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions while foreign subsidiaries are subject to tax in their respective foreign jurisdictions. We have concluded all US federal income tax matters for years through 2002. Substantially all material state and local and foreign income tax matters have also been concluded for years through 2002. New York State has completed examinations through the 2004 year. Federal income tax returns for 2003 through 2005 are currently under examination. No adjustments have yet been proposed.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. At adoption of FIN 48, there was approximately $1.3 million in accrued interest and $0.3 million in accrued penalties related to unrecognized tax benefits. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We do not expect the unrecognized tax benefits at adoption to significantly increase or decrease over the next twelve months.

MARVEL ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2007

(unaudited)

Subsequent Event

On April 9, 2007, New York State Governor Spitzer signed budget bill S 211O-C, the revenue portion of the New York State budget. The new law contains several significant changes affecting us, including a reduction in tax rates, an acceleration of the single sales apportionment factor phase-in, and a modification of combined reporting requirements. These changes are effective retroactively to January 1, 2007. We expect to recognize a discrete period charge of approximately $1 million to $2 million in the three-month period ending June 30, 2007 to revalue certain deferred tax assets as a result of this law change. We do not expect the law change to have a material impact on our effective tax rate in the current or future years.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 30, 2007, Gary Friedrich and Gary Friedrich Enterprises, Inc. (“Friedrich”) commenced a suit in the United States District Court for the Southern District of Illinois against us, and numerous other defendants including Sony Pictures Entertainment, Inc. Columbia Pictures Industries, Inc., Hasbro, Inc. and Take-Two Interactive Software, Inc. The complaint alleges that Friedrich is the rightful owner of certain intellectual property rights in the character Ghost Rider and that we and other defendants have exploited the Ghost Rider character in a motion picture and merchandise without Friedrich’s consent. Friedrich has asserted numerous claims including copyright infringement, negligence, waste, state law misappropriation, conversion, trespass to chattels, unjust enrichment, tortious interference with right of publicity, and for an accounting. We believe Friedrich’s claims to be without merit.

On March 15, 2007, Stan Lee Media, Inc. (“SLM”) commenced an action against us in the United States District Court for the Southern District of New York. The complaint alleges that SLM is the rightful owner of certain intellectual property rights in characters co-created by Stan Lee during the time period 1941-1968 (the “Creations”) while Mr. Lee was employed by our predecessors in interest. SLM alleges that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in those characters to a predecessor of SLM. Mr. Lee has denied that any such transfer took place. Mr. Lee has an action pending in the United States District Court for the Central District of California against the individuals purporting to act as the management of SLM, which asserts that any characters Mr. Lee co-created for us or our predecessors were owned and continue to be owned by us and that those individuals have no authority to take any actions in the name of SLM. The complaint in SLM’s action against us seeks a declaration of SLM’s rights in the Creations, an accounting of the profits we have made based on the Creations, the imposition of a constructive trust and damages. We believe SLM’s action to be without merit.

We are also involved in various other legal proceedings and claims incident to the normal conduct of our business.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements that we or our representatives make. Statements that are not statements of historical fact, including comments about our business strategies and objectives, growth prospects and future financial performance, are forward-looking statements. The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions, in filings with the SEC, in our press releases and in written and oral statements made by our representatives, also identify forward-looking statements. The forward-looking statements in this report speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date on which the statements are made, even if new information becomes available.

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	A decrease in the level of media exposure or popularity of our characters
•	Financial difficulties of licensees
•	Changing consumer preferences
•	Movie and television-production delays and cancellations
•	Concentration of our Toy business in one licensee
•	Uncertainties to do with our entry into the film production business, such as:
o	We might be unable to attract and retain creative talent
o	Our films might be less successful economically than we anticipate
o	Our films might be more expensive to make than we anticipate
o	Union activity or other events might interrupt our film production
o	We might be disadvantaged by changes or disruptions in the way films are distributed
o	We might lose potential sales because of piracy of films and related products
o	We will be primarily dependent on a single distributor for each film
o	We will depend on our studio distributors for the implementation of internal controls related to the accounting for film-production activities
o	We might fail to meet the conditions set by the lenders for the funding of films
o	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four
o	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

The risk factors above are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Management Overview of Business Trends

We principally operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production. The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility to fund the production of our films. This expansion has resulted in the creation of our Film Production segment, which we began to present separately in the fourth quarter of 2006. During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films. Consequently, we now present the Film Production segment separately. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing, producing and distributing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters. The film facility is described below.

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

Licensing

Our Licensing segment is responsible for the licensing, promotion and brand management for all of our characters worldwide. Since 2004, we have pursued a strategy of concentrating our licensee relationships with fewer, larger licensees who demonstrate the financial and merchandising capability to manage our portfolio of both classic and movie properties.  A key focus is a continued effort on negotiating strong minimum guarantees while keeping royalty rates competitive.

Another strategy of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting our properties to appeal to new demographic profiles. Initiatives such as Spider-Man and Friends, Marvel Retro and Marvel Juniors have all helped the licensing business expand beyond its traditional classic and event-driven properties.

Major entertainment events play an important role in driving sales of licensed products, and a significant portion of the Licensing segment’s 2006 initiatives were focused on the movie Spider-Man 3, which was released worldwide in May 2007. Our licensing segment revenue will significantly benefit in 2007 due to the release of Spider-Man 3. Revenue related to the 2006 Spider-Man 3 merchandise licensing initiative began to be recognized in the first quarter of 2007 when licensees were first permitted to begin selling merchandise relating to that movie. As a result, Licensing segment revenue is significantly higher in the first quarter of 2007 than in the first quarter of 2006. This trend is expected to continue as we expect that our full year licensing results in 2007 will be better than the licensing results achieved in 2006 and 2005. Ghost Rider, released in February 2007, and Fantastic Four: Rise of the Silver Surfer, scheduled for release in June 2007, are also expected to contribute to 2007 Licensing segment revenue, although not as significantly as Spider-Man 3.

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

Publishing

We experienced continued growth from the direct market and bookstores in the first quarter of 2007. The Publishing segment is focused on expanding distribution to channels such as the mass market, and expanding its product line to a younger demographic. We are in the process of expanding our advertising and promotions business with an increased emphasis on custom publishing. In the second quarter of 2006, the Publishing segment began publishing Civil War, a limited special comic book series which has tie-ins to certain established comic book series. The five issues of Civil War published in 2006 were the year's five top-selling comic books in the U.S.  As expected, we experienced continued momentum from Civil War and its tie-ins during the first quarter of 2007, with the release of the final two issues of this series. This momentum is expected to continue with the release of the Civil War trade paperbacks in the second and third quarters of 2007 and from the summer 2007 Marvel Universe crossover event, featuring the Incredible Hulk character, that will also have tie-ins to other established comic book series.

Toys

The Toy segment’s sales in 2007 will come in the form of royalties and service fees from Hasbro. The Toy segment will also generate revenue from sales of its licensed-in properties such as Curious George. Toy sales in 2006 were primarily generated from Marvel-branded action figures produced by us. The year 2006 was a transitional one for our Toy segment operations due to the late 2005 termination of an agreement with our exclusive toy licensee, and in early 2006, our entering into multi-year licensing and services agreements with Hasbro. Toys made by Hasbro under its license, in general, became available for retail sale starting in 2007.

In 2007, films featuring the Marvel characters Ghost Rider, Spider-Man and Fantastic Four have been released or are scheduled for release. For that reason, wholesale sales by Hasbro of Marvel-branded toys in 2007 will be greater than our wholesale sales of Marvel-branded toys in 2006.

Film Production

The expansion of our studio operations to include feature films that we are producing ourselves has resulted in the creation of a new segment, the Film Production segment. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters. Our self-produced films are financed primarily with our $525 million film facility, which is described below.

The first two films produced by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in 2008. As of March 31, 2007, our Film Production segment had capitalized film production costs of $47.6 million, primarily for these productions. This asset is expected to continue to increase significantly during 2007 coinciding with our production efforts.

We expect the Film Production segment’s operations to look very different starting in mid 2008, when we first release our self-produced films. At that time, we will begin recognizing revenue. As we recognize revenue for a particular theatrical release, we will amortize the related capitalized film production costs in the proportion that the recognized revenues bear to the total estimated lifetime revenues of the theatrical release.

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

Critical Accounting Policies

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions (see Note 8). The determination of which tax positions are more likely than not of being sustained requires the use of significant judgments and estimates by management, which may or may not be borne out by actual results.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment to FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which is our 2008 fiscal year. We are evaluating the impact that SFAS 159 will have on our financial statements. We are currently evaluating the effect of this Statement on our consolidated financial statements.

Results of Operations

Three-month period ended March 31, 2007 compared with the three-month period ended March 31, 2006

Net Sales

Our net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) selling our toys.

	Three Months ended March 31,
	2007	2006	Change
	(dollars in millions)

Licensing	$ 98.9	$ 39.6	150%
Publishing	27.5	23.9	15%
Toys	25.0	26.6	(6)%
Total	$ 151.4	$ 90.1	68%

Our consolidated net sales of $151.4 million for the first quarter of 2007 were $61.3 million higher than net sales in the first quarter of 2006. This increase primarily resulted from significant increases in Joint Venture licensing revenue related to Spider-Man 3.

Licensing segment net sales increased $59.3 million during the first quarter of 2007, primarily due to a $54.9 million increase in Joint Venture revenue, a significant portion of which was previously recorded as deferred revenue until the first quarter of 2007 when licensees were first permitted to begin selling merchandise relating to Spider-Man 3. Licensing revenue also benefited from increased domestic merchandise licensing sales of $3.5 million, primarily due to the higher collection of overages. The significant increase in Joint Venture revenue caused first quarter 2007 Licensing segment net sales to increase as a percentage of consolidated net sales from 44% in the 2006 quarter to 65% in the 2007 quarter. We expect that full year 2007 revenues in our Licensing segment will increase compared to 2006, both in dollars and as a percentage of net sales, due to the licensing programs for the three Marvel-branded motion pictures released or scheduled for release in 2007: Ghost Rider, Spider-Man 3 and Fantastic Four: Rise of the Silver Surfer.

Net sales from the Publishing segment increased $3.6 million to $27.5 million for three months ended March 31, 2007, primarily due to an increase of $1.0 million in sales of trade paperbacks and hard cover books and an increase of $2.5 million in comic book sales. These increases were due to an increase in titles published, a price increase instituted in April 2006 on certain comic book titles and strong sales associated with the final two issues of Civil War, a limited special comic book series which has tie-ins to established comic book series, sales of which began in the second quarter of 2006. Publishing segment net sales also benefited from Dark Tower, a comic book series based on novels by Stephen King, sales of which began in the first quarter of 2007. Despite these increases, Publishing segment net sales decreased as a percentage of consolidated net sales from 27% in 2006 to 18% in 2007 as a result of the 150% increase in Licensing segment net sales. We expect that 2007 Publishing segment net sales will continue to benefit from the Civil War series through sales of trade paperbacks beginning in the second quarter of 2007. In addition, Publishing segment net sales are expected to benefit from the summer 2007 Marvel Universe crossover event, featuring the Incredible Hulk character, that will also have tie-ins to other established comic book series.

In the first quarter of 2007, Toy segment net sales consisted mostly of royalty and service fee revenues earned from Hasbro. Toy segment net sales in the first quarter of 2006 were based on our sales to retailers. As a result of this change, Toy segment net sales decreased $1.6 million compared to the prior year period and also decreased as a percentage of consolidated net sales. In 2007, Toy segment net sales included $21.0 million of royalty and service fee revenue earned by us associated with Hasbro’s sales to retailers. Toy segment net sales in 2007 will continue to consist primarily of royalty and service fee revenues earned from Hasbro. Toy segment net sales as a percentage of consolidated net sales are expected to be lower in 2007 than in 2006 due to significantly higher licensing revenue, as described above.

Cost of Revenues

	Three months ended March 31,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	11.6	42%	11.2	47%
Toys	3.3	13%	12.7	48%
Total	$ 14.9	10%	$ 23.9	27%

Consolidated cost of revenues decreased $9.0 million to $14.9 million for the first quarter of 2007 compared with the first quarter of 2006, primarily due to the reduction of toy-production costs, resulting from our cessation of the direct manufacture and sale of Marvel-branded toys. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 10% during the first quarter of 2007, as compared to 27% in the comparable 2006 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues. We generally hire writers and artists on a non-exclusive freelance basis but we also have exclusive contracts with certain key writers and artists. In addition, we contract-out the printing of our comic books to unaffiliated companies and these costs are subject to fluctuations in paper prices. Publishing segment cost of revenues as a percentage of Publishing segment net sales decreased from 47% during the three months ended March 31, 2006 to 42% during the three months ended March 31, 2007. Rising costs of talent and paper costs in the first quarter of 2007 were absorbed by higher unit sales of comic books. In addition, the April 2006 price increases helped to offset the rising talent and paper costs. The increase in cost of revenue of $0.4 million is primarily associated with increased sales.

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing. The decrease in Toy segment cost of revenues from 48% of Toy segment net sales during the three-month period ending March 31, 2006 to 13% during the three-month period ending March 31, 2007, reflects the elimination of manufacturing costs to produce Marvel-branded toys, as discussed above. We expect that Toy segment cost of revenue will continue to decrease in 2007, as compared to 2006, both in dollars and as a percentage of Toy segment net sales, as Hasbro is now manufacturing Marvel-branded toys.

Selling, General and Administrative Expenses

	Three Months ended March 31,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 17.8	18%	$ 14.4	36%
Publishing	4.5	16%	3.7	15%
Toys	4.9	20%	9.6	36%
Film Production operating costs	2.6	N/A	1.5	N/A
Corporate Overhead	3.5	N/A	4.6	N/A
Total	$ 33.3	22%	$ 33.8	38%

Consolidated selling, general and administrative (“SG&A”) expenses of $33.3 million for the first quarter of 2007 were $0.5 million below SG&A expenses in the comparative prior period, primarily due to the reduction in Toy segment SG&A, which was partially offset by increases in Film Production operating costs and Licensing segment SG&A. Consolidated SG&A as a percentage of net sales decreased to 22%, from 38%, for the quarter ended March 31, 2007 primarily due to the significant increase in Joint Venture licensing segment net sales.

Licensing segment SG&A expenses consist primarily of payroll and of royalties owed to movie studios for their share of license royalty income, which is a variable expense based on licensing revenues. We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films. Licensing segment SG&A expenses of $17.8 million for three months ended March 31, 2007 were $3.4 million above the comparative prior period principally as a result of a $2.1 million increase in agent sales commissions primarily related to foreign Joint Venture licensing revenue. As a percentage of Licensing segment net sales, Licensing segment SG&A decreased significantly from 36% to 18%. This resulted from the significant increase in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs. Publishing segment SG&A expenses increased $0.8 million during the three-month period ending March 31, 2007 over the comparable period in 2006, principally due to increased distribution fees associated with increased sales. Publishing segment SG&A expenses as a percentage of Publishing segment net sales increased slightly (1%).

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, royalties payable to movie studios for their share of certain toy sales, and royalties payable on toy sales based on characters licensed from third parties, such as Universal Studios Licensing LLLP (licensor of the Curious George character), and on toys developed by outside inventors. Toy segment SG&A expenses decreased $4.7 million for the first quarter of 2007 principally as a result of the establishment of additional reserves in 2006 for estimated uncollectible amounts due from TBW in the amount of $2.6 million, which reserves were reduced by $1.4 million in 2007 upon settling with TBW. This caused a decrease of $4.0 million in the Toy segment SG&A. The remaining decrease was due to reduced payroll costs as a result of staff reductions. As a result of these decreases, combined with a shift from selling Marvel brand toys to licensed royalty income from Hasbro, SG&A expenses decreased as a percentage of Toy segment sales from 36% during the first quarter of 2006 to 20% during the first quarter of 2007.

SG&A for our Film Production segment consists primarily of employee compensation and the allocated SG&A associated with our California office. The Film Production segment was created in September 2005, upon execution of the film facility. The increase in SG&A expenses of $1.1 million from the first quarter of 2006 to the first quarter of 2007 reflects the ramp-up of our movie production business.

Corporate overhead expenses for the first quarter of 2007 decreased $1.1 million compared with the first quarter of 2006 resulting from a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox International Retirement Plan, which was partially offset by a $0.9 million increase in payroll related expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.5 million to $1.8 million in the first quarter of 2007 (from $2.3 million in the first quarter of 2006) as a result of decreased tooling due to the cessation of our production of Marvel-branded toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income (Expense)

Other expense increased $2.2 million to a $0.3 million loss in the first quarter of 2007 (from income of $1.9 million in the first quarter of 2006). In the first quarter of 2006, other income consisted of $1.6 million of non-recurring income resulting from payments received for our agreement to vacate leased property earlier than provided for in a lease and our agreement to allow our tenant to vacate our owned property earlier than provided for in its lease. In the first quarter of 2007, other expense resulted from a decline of $0.4 million in the fair value of our interest rate cap associated with the Film Facility.

Operating Income

	Three Months ended March 31,
	2007		2006
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 80.9	82%	$ 25.2	64%
Publishing	11.5	42%	8.9	37%
Toys	15.3	61%	4.0	15%
Film Production operating costs	(3.0)	N/A	(1.5)	N/A
Corporate Overhead	(3.6)	N/A	(4.6)	N/A
Total	$ 101.1	67%	$ 32.0	36%

Consolidated operating income increased $69.1 million to $101.1 million for the first quarter of 2007, primarily due to the significant increase in net sales from the Licensing segment, which generates the highest margins. This also caused consolidated operating margins during the first quarter of 2007 to increase from 36% to 67%.

Operating income in the Licensing segment increased $55.7 million, primarily due to increases in Joint Venture merchandise licensing revenue. Operating margins increased significantly in the Licensing segment from 64% during the first quarter of 2006 to 82% during the first quarter of 2007 as a result of higher overall licensing sales and a revenue mix that was significantly higher in high-margin Joint Venture licensing. The margins of Joint Venture licensing are higher than others in the Licensing segment because Sony’s share of the Joint Venture’s operating results is classified as minority interest expense whereas royalty expense due to other studios is recorded within SG&A expense.

Operating income in the Publishing segment increased $2.6 million and margins improved from 37% in the first quarter of 2006 to 42% in the comparable quarter of 2007 due to the increase in net volume sales and higher pricing.

Operating income in the Toy segment increased $11.3 million in the first quarter of 2007 compared with the first quarter of 2006 predominantly due the royalty and service fee revenue earned from Hasbro. Operating margins increased to 61% in the first quarter of 2007 from 15% in the first quarter of 2006 predominantly as a result of the margin being calculated on sales to retailers in 2006, compared with margins calculated on royalty and service fee income in 2007.

The Film Production operating costs reflect the SG&A costs noted above and, the first quarter of 2007, also reflects a decline in the fair value of our interest rate cap associated with our film facility of $0.4 million.

Interest Expense

We incurred interest expense of $2.9 million in the first quarter of 2007, compared to interest expense of $3.2 million in the comparable period of 2006. The $0.3 million decrease is a result of a portion of the interest expense ($0.6 million) related to the film facility being capitalized in the first quarter of 2007 for films that are in production.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income remained consistent in the first quarter of 2007 at $0.5 million ($0.4 million in the first quarter of 2006).

Income Taxes

Our effective tax rate for the three-month period ended March 31, 2007 (38.8%) was higher than the statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Spider-Man Merchandising, L.P. (the “Joint Venture”) and Federally tax-free investment returns. Our effective tax rate for the first quarter includes a discrete charge of 2.7% for an adjustment of beginning-of-year deferred tax balances to correct certain state tax rates. This adjustment also included an increase to goodwill ($4.4 million), a decrease to APIC ($3.1 million), and an increase in deferred tax liabilities, which were subsequently adjusted to reflect the adoption of FIN 48. Our effective tax rate for the three months ended March 31, 2006 (38.5%) was higher than our Federal statutory rate due primarily to state, local, and foreign taxes partially offset by the benefit associated with the minority share of the Joint Venture, Federally tax-free investment returns, and a discrete benefit from an adjustment to deferred taxes for a blended state rate change.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and as such, our tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on our effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2007) and lesser in periods when the operating results of the Joint Venture are lower (2006).

The increase in our first quarter 2007 effective tax rate from first quarter 2006 results primarily from the effect of the discrete items in those quarters and the accounting for uncertain tax positions under FIN 48 commencing in the first quarter of 2007. This effective rate increase was largely offset by an increase in the amount of Joint Venture minority interest benefit.

Deferred tax assets decreased from December 31, 2006 to March 31, 2007 as a result of the book tax differences related to our deferred licensing revenue and the discrete state rate change adjustment described above offset by net increases attributable to the adoption of FIN 48.

Noncurrent income taxes payable increased in connection with the adoption of FIN 48. This increase is principally attributable to uncertain tax positions related to the taxability of our licensing income in various state taxing jurisdictions.

We retain various state and local net operating loss carryforwards of $380 million, which will expire in various jurisdictions in the years 2007 through 2023. As of March 31, 2007, there is a valuation allowance of $1.5 million against a capital loss, certain foreign losses, and state net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $13.5 million in the three-month period ending March 31, 2007 and $0.5 million in the comparable period of 2006. This increase of $13.0 million reflects the increased operations from licensing associated with the May 2007 release of Spider-Man 3. Minority interest expense is expected to continue to increase in 2007, as significant licensing revenue associated with the release of Spider-Man 3 is recognized.

Earnings per Share

Diluted earnings per share increased to $0.56 in the first quarter of 2007 from $0.19 in the first quarter of 2006 reflecting a 168% increase in net income and an 8% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 9.2 million shares made between April 1, 2006 and March 31, 2007.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, our film facilities and the HSBC line of credit, described below. We anticipate that our primary uses for liquidity will be to conduct our business and to repurchase our common stock.

Net cash provided by operating activities decreased $70.6 million to $24.3 million during the three-month period ended March 31, 2007, compared to $94.9 million during the comparable prior year period primarily due to the first quarter of 2006 receipt of an advance of $105 million paid by Hasbro under its license, which was classified as deferred revenue. This decrease was partially offset by the receipt of a federal income tax refund in the amount of $19.0 million in the first quarter of 2007. Our film production expenditures, a component of operating cash flow, are expected to increase significantly in 2007 and may cause, in the future, our total operating cash flows to be negative.

Our working capital deficiency increased $21.7 million from $58.6 million at December 31, 2006 to $80.3 million at March 31, 2007. This decline resulted from the use of cash generated from operations (primarily accounts receivable collections and an income tax refund) to fund stock repurchases and to repay bank debt. In addition, we recorded a $38.3 million tax provision, which increased current tax liabilities and decreased current deferred tax assets. This was offset by the reduction of current deferred revenue primarily related to Spider-Man 3 merchandise licensing, of which a significant portion was recognized as revenue in the first quarter of 2007, when licensees were permitted to exploit their licenses.

Net cash flows used in investing activities for the quarter ended March 31, 2007 reflect the purchase of short-term investments, using our excess cash. Net cash flows from investing activities for the quarter ended March 31, 2006 reflect the sale of short-term investments to finance our stock repurchase program, which was partially offset by capital expenditures of $9.1 million, required by the transition from our 2005 master toy licensee.

During the first quarter of 2007, we repurchased 0.8 million shares of our common stock at a cost of $22.2 million under our stock repurchase program. The 2007 repurchases were financed through cash generated from operations. As of March 31, 2007, the approximate value of shares that are available to be purchased under the program is $27.9 million. During the first quarter of 2006, we repurchased 7.2 million shares of our common stock at a cost of $124.3 million (including $17.3 million for repurchases settled in April 2006) under a stock repurchase program authorized in November 2005.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on our characters. The film facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill

Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA. The rate for the senior bank credit, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%. The interest rate for the mezzanine debt is LIBOR plus 7.00%. We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for outstanding debt under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. Pursuant to the terms of the financing, the mezzanine credit was drawn on first and will remain outstanding for the life of the senior bank facility. As of March 31, 2007, MVL Film Finance LLC had $47.0 million in outstanding mezzanine borrowings through the film facility to finance transaction costs (and interest thereon) related to the development and closing of the facility, and for the production of the Iron Man movie. We must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the film facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the film facility. We have maintained compliance with our covenants under the film facility since its inception.

We generate pre-sale proceeds from distributors in the Reserved Territories who buy from us the right to distribute our films there. As contemplated by the film facility, we intend to use Iron Man’s pre-sale proceeds toward funding the production of that film. Most of the payments from our foreign distributors, however, are not due until after delivery by us of the completed film. In order to bridge the gap between Iron Man’s production and the distributors’ payment, we closed a $32.0 million bridge financing on February 27, 2007 with Comerica Bank (the "Iron Man Facility"). The financing was closed through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, and may only be used to partially fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount. The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie. As of March 31, 2007, the Iron Man Facility had $2.5 million in outstanding borrowings.

During the period from April 1, 2007 through May 7, 2007, we borrowed an additional $57.6 million under the above facilities for the production of the Iron Man movie, including $21.9 million for film production costs initially funded by us, using cash flows from operations, prior to the production meeting the film facility funding requirements.

We currently maintain a line of credit with HSBC Bank USA, National Association to provide for a $100 million revolving credit line with a sub limit for the issuance of letters of credit. Borrowings under the HSBC line of credit may be used by us for working capital and other general corporate purposes and for repurchases of our common stock. As of March 31, 2007, $0.3 million of letters of credit were outstanding, and there were no outstanding borrowings under the HSBC line of credit. The HSBC line of credit, which expires on March 31, 2010 (as amended), contains customary event-of-default provisions and covenants regarding our net worth, leverage ratio, and free cash flow. The HSBC line of credit is secured by a first priority perfected lien in (a) our accounts receivable, our rights under the toy license with Hasbro and (c) all of our stock repurchased by us after November 9, 2005, the date of the HSBC line of credit. Borrowings under the facility bear interest at HSBC’s prime rate or, at our choice, at LIBOR-plus-1.25% per annum. We remain in compliance with the covenants under the line of credit.

Upon the theatrical release of Spider-Man 3 in May 2007, Hasbro paid us an additional advance of $70 million, as required by our master toy license agreement. That amount will be deferred and recognized as income based on Hasbro’s sales of licensed Marvel-products.

Our capital expenditures for the three-month periods ended March 31, 2007 and 2006 were $1.6 million and $9.1 million, respectively, and we expect no significant capital expenditures for the balance of 2007.

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

We believe that our cash and cash equivalents, cash flows from operations, the film facility, the HSBC line of credit and other sources of liquidity will be sufficient for us to conduct our business and make repurchases, if any, under our current stock repurchase program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Additional information relating to our outstanding financial instruments is included in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that those controls and procedures were effective at the end of the fiscal quarter covered by this report. There were no changes in our internal control over financial reporting identified by us that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption “Legal Matters” in Note 9 to the Condensed Consolidated Financial Statements in Part I hereof.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2007
January	–	–	–
February	–	–	–
March	828,800	$ 26.75	828,800

Total	828,800	$ 26.75	828,800	$27.9 million(b)

(a)

This column represents the number of shares repurchased through a program announced on June 5, 2006, under which we were authorized to repurchase up to $100 million worth of its common stock through May 31, 2007.

(b)	As of March 31, 2007.

ITEM 6. EXHIBITS

10.1	Amendment No. 4 and Reaffirmation Agreement dated as of May 7, 2007 to Credit Agreement dated as of November 9, 2005, between Marvel Entertainment, Inc. and HSBC Bank USA, National Association.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.

(Registrant)

By: /s/ Kenneth P. West

Kenneth P. West

Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: May 9, 2007