Form 10-Q
period 2007-06-30
Marvel Entertainment, Inc.
filed 2007-08-08
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 1-13638

MARVEL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3711775
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

417 Fifth Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)-576-4000

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

Yes |_|    No |X|

At August 6, 2007, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 81,141,162, including 2,674,723 shares of restricted stock.

TOC

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited)

TOC

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2007	December 31, 2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,159	$31,945
Restricted cash	29,691	8,527
Short–term investments	30,378	–
Accounts receivable, net	36,375	59,392
Inventories, net	11,505	10,224
Income tax receivable	27,366	45,569
Deferred income taxes, net	11,708	22,564
Advances to joint venture partner	–	8,535
Prepaid expenses and other current assets	4,710	7,231
Total current assets	165,892	193,987

Molds, tools and equipment, net	4,020	4,444
Product and package design costs, net	696	1,497
Film production costs	127,778	15,055
Goodwill	346,152	341,708
Accounts receivable, non–current portion	5,880	12,879
Income tax receivable, non–current portion	4,459	–
Deferred income taxes, net	31,792	36,406
Deferred financing costs	13,675	15,771
Other assets	2,701	2,118
Total assets	$703,045	$623,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,263	$5,112
Accrued royalties	69,228	68,467
Accrued expenses and other current liabilities	35,670	38,895
Deferred revenue	82,988	140,072
Minority interest to be distributed	5,356	–
Total current liabilities	195,505	252,546
Accrued royalties, non-current portion	10,718	12,860
Deferred revenue, non-current portion	77,011	35,667
Line of credit	–	17,000
Film facilities	133,200	33,200
Income tax payable, net	42,092	10,999
Other liabilities	6,514	6,702
Total liabilities	465,040	368,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 131,050,951 issued and 80,791,475 outstanding in 2007 and 128,420,848 issued and 81,326,627 outstanding in 2006	1,311	1,284
Additional paid-in capital	723,122	710,460
Retained earnings	285,779	228,466
Accumulated other comprehensive loss	(3,459)	(2,433)
Total stockholders’ equity before treasury stock	1,006,753	937,777
Treasury stock, at cost, 50,259,476 shares in 2007 and 47,094,221 shares in 2006	(768,748)	(682,886)
Total stockholders’ equity	238,005	254,891

Total liabilities and stockholders’ equity	$703,045	$623,865

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Net sales	$101,475	$84,363	$252,877	$174,421

Costs and expenses:
Cost of revenues (excluding depreciation expense)	14,498	22,873	29,384	46,756
Selling, general and administrative	31,859	32,499	65,129	66,277
Depreciation and amortization	1,391	3,659	3,231	5,952
Total costs and expenses	47,748	59,031	97,744	118,985
Other income, net	2,309	1,216	1,960	3,131
Operating income	56,036	26,548	157,093	58,567
Interest expense	3,199	3,719	6,101	6,953
Interest income	879	636	1,346	1,072
Income before income tax expense and minority interest	53,716	23,465	152,338	52,686
Income tax expense	20,212	6,976	58,523	18,213
Minority interest in consolidated joint venture	4,417	192	17,886	667
Net income	$29,087	$16,297	$75,929	$33,806

Basic earnings per share	$0.35	$0.20	$0.92	$0.40
Weighted average number of basic shares outstanding	81,959	81,393	82,557	83,741

Diluted earnings per share	$0.34	$0.19	$0.89	$0.38
Weighted average number of diluted shares outstanding	84,906	86,746	85,485	89,148

Comprehensive income:
Net income	$29,087	$16,297	$75,929	$33,806
Other comprehensive income (loss)	240	(58)	(943)	(116)
Comprehensive income	$29,327	$16,239	$74,986	$33,690

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$75,929	$33,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,231	5,952
Amortization of deferred financing costs	2,491	2,490
Unrealized gain on interest rate cap and foreign currency forward contracts	(1,348)	(949)
Non-cash charge for stock-based compensation	4,411	6,850
Excess tax benefit from stock-based compensation	(1,954)	(56,601)
Gain on sale of equipment	–	(19)
Deferred income taxes	14,561	(126)
Minority interest in joint venture (net of distributions of $3,759 in 2007 and $3,445 in 2006)	14,127	(2,778)
Changes in operating assets and liabilities:
Accounts receivable	30,016	(4,874)
Income tax receivable	16,851	–
Inventories	(1,281)	(4,437)
Prepaid expenses and other current assets	3,264	(211)
Film production costs	(112,723)	–
Other assets	22	(1,281)
Deferred revenue	(15,740)	127,579
Income taxes payable	5,376	(3,527)
Accounts payable, accrued expenses and other current liabilities	(12,252)	(20,795)
Net cash provided by operating activities (see Note 2)	24,981	81,079

Cash flows from investing activities:
Purchases of molds, tools and equipment	(1,562)	(7,009)
Expenditures for product and package design	(444)	(5,485)
Proceeds from sale of equipment	–	38
Sales of short-term investments	144,553	80,671
Purchases of short-term investments	(174,931)	(65,532)
Change in restricted cash	(21,164)	3,197
Net cash provided by (used in) investing activities	(53,548)	5,880

Cash flows from financing activities:
Borrowings from film facilities	100,000	2,200
Borrowings from line of credit	2,000	96,700
Repayments of line of credit	(19,000)	–
Deferred financing costs	(395)	–
Purchases of treasury stock	(84,322)	(287,350)
Exercise of stock options	10,352	31,620
Excess tax benefit from stock-based compensation	1,954	56,601
Net cash provided by (used in) financing activities	10,589	(100,229)

Effect of exchange rates on cash	192	40
Net decrease in cash and cash equivalents	(17,786)	(13,230)
Cash and cash equivalents, at beginning of period	31,945	24,227
Cash and cash equivalents, at end of period	$14,159	$10,997

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six-month periods ended June 30, 2007 and the unaudited Condensed Consolidated Statements of Cash Flows for the six-month period ended June 30, 2007 are not necessarily indicative of those for the full year ending December 31, 2007.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

We operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.  The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the “Film Facility”) to fund the production of our films. This expansion has resulted in the creation of a new segment, the Film Production segment.  During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films.  Consequently, we have presented the Film Production segment separately.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters.

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Interest paid during the period	$3,658	$3,513
Income taxes paid during the period	$41,035	$21,980
Treasury stock repurchases settled in July 2007	$1,540	$–
Income tax refund	$19,000	$–

Our film-production expenditures appear on our statement of cash flows as cash used in operating activities.  These expenditures are funded primarily by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	June 30,	December 31,
	2007	2006
	(in thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$51,837	$80,003
Less allowances for:
Doubtful accounts	(1,433)	(2,107)
Sales discounts and returns	(14,029)	(18,504)
Total, net	$36,375	$59,392

Inventories consist of the following:
Finished goods	$6,018	$4,886
Component parts, raw materials and work-in-process	5,487	5,338
Total	$11,505	$10,224

Film production costs consist of the following:
Development	$2,860	$3,764
Preproduction	26,168	11,291
Production	98,750	–
Total	$127,778	$15,055

Accrued expenses and other current liabilities consist of the following:
Inventory purchases	3,793	7,413
Bonuses	4,804	8,319
Fleer pension obligation	378	380
Litigation accruals	981	897
Licensing common marketing funds	7,637	8,345
Accrued art and editorial	1,346	1,097
Interest	4,354	2,179
Freelancers’ incentive	1,341	871
Accrued professional services	910	882
Treasury stock buyback accrual	1,540	–
Other accrued expenses	8,586	8,512
Total	$35,670	$38,895

4.	EARNINGS PER SHARE

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

The total number of shares of common stock outstanding as of June 30, 2007 was 80,791,475 net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (2,317,910), the vesting of all outstanding restricted stock (2,674,723) and the exercise of a warrant to purchase shares of our common stock (260,417), the number would be 86,044,525.  During the three and six-month period ended June 30, 2007, 542,208 and 561,845 shares of common stock were issued through stock option exercises.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income	$29,087	$16,297	$75,929	$33,806

Denominator:
Denominator for basic earnings per share	81,959	81,393	82,557	83,741
Effect of dilutive warrants /options/ restricted stock	2,947	5,353	2,928	5,407
Denominator for diluted earnings per share – adjusted weighted average shares	84,906	86,746	85,485	89,148

Basic earnings per share	$0.35	$0.20	$0.92	$0.40
Diluted earnings per share	$0.34	$0.19	$0.89	$0.38

Options to purchase 0.3 million shares and 1.3 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended June 30, 2007 and 2006, respectively, because the sum of the option exercise proceeds, including the unrecognized compensation expense and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5.	DEBT FINANCING

We have entered into three debt facilities in connection with our film-production activities.  Each of those facilities, along with our general corporate credit line, is described below.

Film Facilities

Film Slate Facility Obligation

On September 1, 2005, we closed a $525 million financing, through our wholly-owned consolidated subsidiary, MVL Film Finance LLC, which enables us to produce our own slate of feature films (the “Film Facility”).  Borrowings under the Film Facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC.  MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the Film Facility and the rights to completed films or films in production, as collateral for the borrowings.  The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the Film Facility fail to meet certain defined performance measures, consists of $465 million in revolving senior bank debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior bank debt. An insurance company has insured repayment of the senior debt. The interest rate for the senior bank debt, including the insurance company’s fees, is LIBOR (5.36% at June 30, 2007) or the commercial paper rate, as applicable, plus 1.635%.  The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt was drawn first and will remain outstanding for the life of the senior bank facility. We must comply with a minimum tangible net worth covenant and various administrative covenants.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

We entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for debt outstanding under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. The notional amount of the interest rate cap agreement at June 30, 2007 was $154.0 million.  The interest rate cap is recorded at fair value ($2.6 million) and included in other assets in the accompanying balance sheet at June 30, 2007.  Fair value of the interest rate cap at December 31, 2006 was $2.0 million.  The interest rate cap expires on October 15, 2014.

As of June 30, 2007, MVL Film Finance LLC had $124.7 million ($33.2 million as of December 31, 2006) in outstanding borrowings under the Film Facility. Borrowings have been used to fund the finance transaction costs related to the closing of the facility, to purchase the interest rate cap, to fund the interest payments of the Film Facility and to fund direct production costs of our Iron Man and The Incredible Hulk feature films.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the "Iron Man Facility") through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, which may be used to partially fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR (5.36% at June 30, 2007) plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of June 30, 2007, the Iron Man Facility had $8.0 million in outstanding borrowings.

Hulk Facility

On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the "Hulk Facility") through our wholly-owned consolidated subsidiary, Incredible Productions LLC, and may only be used to partially fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute The Incredible Hulk in these territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR (5.36% at June 30, 2007) plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of June 30, 2007, the Hulk Facility had $0.5 million in outstanding borrowings.

Corporate Line of Credit

We maintain a $100 million revolving line of credit with HSBC Bank (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  The HSBC Line of Credit contains customary event-of-default provisions and covenants regarding our net worth, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

the toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR-plus 1.25% per annum.  As of June 30, 2007, we have no cash borrowings outstanding under the HSBC Line of Credit.

6.	SEGMENT INFORMATION

    We operate our businesses in four segments: Licensing, Publishing, Toys and Film Production.

Licensing Segment

The Licensing segment, which includes the operations of the Joint Venture with Sony (to merchandise properties based on Spider-Man theatrical releases), licenses our characters for use in a wide variety of products and media, the most significant of which are described below.

Consumer Products

We license our characters for use in a wide variety of consumer products, including toys, apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.  Revenues from these activities are classified in our Licensing segment, other than revenues from Hasbro, Inc., which are classified in our Toy segment.

Studio Media Licensing

Feature Films. We have licensed various Marvel characters to major motion picture studios for use in motion pictures. For example, we currently have licenses with Twentieth Century Fox to produce motion pictures featuring characters, including, The Fantastic Four, X-Men and Daredevil/Elektra.  We also have outstanding licenses with studios for a number of our other characters, including Spider-Man, Ghost Rider, Namor and The Punisher.  Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.

Video Games.  We have licensed some of our characters to major publishers such as Activision, Electronic Arts, Microsoft, Sega, and others to produce current and next-generation video games on multiple platforms including Xbox 360, Playstation 3, Nintendo Wii, Playstation 2, Nintendo DS, PSP and PC.

Television Programs. We have licensed some of our characters for use in television programs, which fuel additional brand awareness.  Several live-action and animated television shows based on our characters are currently in development including live-action television programming based on Alter Ego and Moon Knight and animated programming based on Iron Man and the X-Men.

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. The first two animated features, Ultimate Avengers and Ultimate Avengers 2, were released in 2006.  The animated feature The InvincibleIron Man was released in early 2007.  Doctor Strange is scheduled for release later in the year.

Destination-Based Entertainment

We license our characters for use at theme parks, shopping malls and special events.  For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan.  Recently, we executed a license agreement for the development of a major new theme park in Dubai that will feature the Marvel Universe of characters.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

       Promotions

We license our characters for short-term use in promotional materials, advertisements, premium programs, sweepstakes and contests.

Publications

Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of activity books.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. We have been publishing comic books since 1939 and have developed a roster of more than 5,000 Marvel Characters. Our titles feature classic Marvel Super Heroes, such as Spider-Man, Iron Man, X-Men, Fantastic Four, The Incredible Hulk and Ghost Rider, as well as newly developed Marvel Characters.

Toy Segment

Our Toy segment’s sales are primarily recognized in the form of royalties and service fees from Hasbro.  Toy segment sales are also recognized from sales of licensed-in properties such as Curious George.

Film Production Segment

The expansion of our studio operations to include feature films that we are producing ourselves has resulted in the creation of the Film Production segment, which we began to present separately in the fourth quarter of 2006.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our Film Production segment, as these operations are inherently different than that of licensing our characters.  Our self-produced films are primarily financed with our $525 million film facility and our Iron Man and Hulk facilities, which are described in Note 5.  Prior period information has been recast to conform to current segments.

We expect the Film Production segment’s operations to look very different starting in 2008, when we release our first self-produced films. At that time, we will begin recognizing revenue.  As we recognize revenue for a particular theatrical release, we will amortize the related capitalized film production costs in the proportion that the recognized revenues bear to the total estimated lifetime revenues of the theatrical release.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Set forth below is certain operating information for our segments.

	Licensing	Publishing	Toys	Film Production	Corporate (1)	Total
	(in thousands)
Three months ended June 30, 2007
Net sales	$49,258	$32,945	$19,272	$–	$–	$101,475
Operating income (loss)	36,756	14,684	10,658	(233)	(5,829)	56,036

Three months ended June 30, 2006
Net sales	$33,850	$25,101	$25,412	$–	$–	$84,363
Operating income (loss)	19,944	10,393	3,295	(13)	(7,071)	26,548

Six months ended June 30, 2007
Net sales	$148,153	$60,489	$44,235	$–	$–	$252,877
Operating income (loss)	117,654	26,214	25,984	(3,300)	(9,459)	157,093

Six months ended June 30, 2006
Net sales	$73,490	$48,945	$51,986	$–	$–	$174,421
Operating income (loss)	45,176	19,334	7,264	(1,515)	(11,692)	58,567

(1) During the three-month period ending March 31, 2007, we recorded a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox Plan.

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

	Three Months Ended		Six Months End
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Total cost for plan period:
Service cost	$–	$–	$–	$–
Interest cost	286	287	571	575
Expected return on plan assets	(244)	(231)	(487)	(462)
Amortization of:
Unrecognized net (gain)/loss	54	66	108	131
Unrecognized prior service cost	(14)	(13)	(27)	(27)
Unrecognized net asset obligation	–	–	–	–
Net periodic pension cost	$82	$109	$165	$217

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

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

Our effective tax rates for the three and six-month periods ended June 30, 2007 (37.6% and 38.4%, respectively) were higher than the Federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture.  Our effective tax rate for the second quarter includes a 2% charge to revalue certain deferred tax assets attributable to a New York State law change that was enacted during the quarter and was reflected in our interim period as a discrete item and is not expected to recur in future quarters.  Our effective tax rates for the three and six-month periods ended June 30, 2006 (29.7% and 34.6%, respectively) were lower than the statutory rate due primarily to release of state tax reserves due to a favorable tax ruling during the second quarter of 2006.

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

The increases in our three and six-month effective tax rates for 2007 as compared to the three and six-month effective tax rates for 2006 result primarily from the effect of the release of state tax reserves in the second quarter of 2006 partially offset by the larger benefit related to the minority share of the Joint Venture in 2007.

We retain various state and local net operating loss carryforwards of $371 million, which will expire in various jurisdictions in the years 2007 through 2026.  As of June 30, 2007, there is a valuation allowance of $1.5 million against a capital loss, certain foreign losses, and state net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation, we recognized an increase in the reserves for uncertain tax positions of approximately $26 million, including interest and penalties.  This increase in reserves for uncertain tax positions was offset, in part, by deferred tax assets established for the federal tax benefit related to uncertain state tax and local positions and resulted in a net reduction to the January 1, 2007 retained earnings balance of approximately $19 million.  The total unrecognized tax benefits at implementation are approximately $36 million. If these unrecognized tax benefits were recognized in the future, related deferred tax assets of $12 million would be eliminated resulting in a net $24 million favorable impact to the effective tax rate.

We and our domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions while foreign subsidiaries are subject to tax in their respective foreign jurisdictions. We have concluded all US federal income tax matters for years through 2002.  Substantially all

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

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

We do not expect the unrecognized tax benefits at adoption to significantly increase or decrease over the next twelve months.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters

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

TOC

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

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	A decrease in the level of media exposure or popularity of our characters
•	Financial difficulties of licensees
•	Changing consumer preferences
•	Movie and television-production delays and cancellations
•	Concentration of our Toy business in one licensee
•	Uncertainties to do with our entry into the film production business, such as:
o	We might be unable to attract and retain creative talent
o	Our films might be less successful economically than we anticipate
o	Our films might be more expensive to make than we anticipate
o	Union activity or other events which could interrupt film production, including a strike by Hollywood writers, directors and actors which may occur in the summer of 2008
o	We might be disadvantaged by changes or disruptions in the way films are distributed
o	We might lose potential sales because of piracy of films and related products
o	We will be primarily dependent on a single distributor for each film
o	We will depend on our studio distributors for the implementation of internal controls related to the accounting for film-production activities
o	We might fail to meet the conditions set by the lenders for the funding of films
o	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four
o	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

The risk factors above are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Management Overview of Business Trends

We operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.  The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility to fund the production of our films. This expansion has resulted in the creation of our Film Production segment, which we began to present separately in the fourth quarter of 2006.  During 2006, we substantially completed the ramp-up of our movie production business, including the addition of key personnel, to support the development and production of our self-produced films.  Consequently, we now present the Film Production segment separately.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing, producing and distributing our own theatrical releases are reported in our newly created Film Production segment, as these operations are inherently different than that of licensing our characters. The film facility is described below.

TOC

Licensing
Our Licensing segment is responsible for the licensing, promotion and brand management for all of our characters worldwide. We pursue a strategy of concentrating our licensee relationships with fewer, larger licensees who demonstrate the financial and merchandising capability to manage our portfolio of both classic and movie properties.  A key focus is a continued effort on negotiating strong minimum guarantees while keeping royalty rates competitive.

Another strategy of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting our properties to appeal to new demographic profiles. Initiatives such as Spider-Man and Friends, Marvel Retro and Marvel Juniors have all helped the licensing business expand beyond its traditional classic and event-driven properties.

Major entertainment events play an important role in driving sales of licensed products, and a significant portion of the Licensing segment’s 2006 initiatives were focused on the movie Spider-Man 3, which was released worldwide in May 2007.  In 2007, our licensing segment revenue reflects the benefit of the release of Spider-Man 3. The Licensing segment’s 2007 initiatives are focused on the Iron Man and The Incredible Hulk movies, which are scheduled for release in 2008. Revenue related to the 2006 Spider-Man 3 merchandise licensing initiative began to be recognized in the first quarter of 2007 when licensees were first permitted to begin selling merchandise relating to that movie.  As a result, Licensing segment revenue is significantly higher in the first half of 2007 than in the first half of 2006 and we expect that our full year licensing results in 2007 will be better than the licensing results achieved in 2006.  Ghost Rider, released in February 2007, and Fantastic Four: Rise of the Silver Surfer, released in June 2007, have also contributed to 2007 Licensing segment revenue, although not as significantly as Spider-Man 3.

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

The earnings process is not complete if, among other things, we have significant continuing involvement under the license, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee.  In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty payments are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition, or future minimum payments that we have determined are assured of collection in advance of recognition, are recorded as deferred revenue.  In any case where we are unable to determine that the licensee is sufficiently creditworthy, we recognize revenue only to the extent that cash is received.  When cumulative reported royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as “overages”.

TOC

        Publishing
We experienced continued growth from the direct market and bookstores in the second quarter of 2007. The Publishing segment is focused on expanding distribution to channels such as the mass market, and expanding its product line to a younger demographic.  We are in the process of expanding our advertising and promotions business with an increased emphasis on custom publishing.  In the second quarter of 2006, the Publishing segment began publishing Civil War, a limited special comic book series which has tie-ins to certain established comic book series.  The five issues of Civil War published in 2006 were the year’s five top-selling comic books in the U.S.   As expected, we experienced continued momentum from Civil War and its tie-ins during the first half of 2007, with the release of the final two issues of this series in the first quarter of 2007, and the release of trade paperbacks related to Civil War and the release of The Death of Captain America in the second quarter of 2007.  In addition, during the second quarter of 2007, we released World War Hulk, a limited special comic book series which also has tie-ins to other established comic book series and we also released three issues of the Stephen King series Dark Tower.  We expect the momentum from Civil War, World War Hulk, andDark Tower to continue into the third and fourth quarters of 2007.

Toys
The Toy segment’s sales in 2007 will come primarily in the form of royalties and service fees from Hasbro.  The Toy segment will also generate revenue from sales of its licensed-in properties such as Curious George.  Toy sales in 2006 were primarily generated from Marvel-branded action figures produced by us. The year 2006 was a transitional one for our Toy segment operations due to the late 2005 termination of an agreement with our exclusive toy licensee, and in early 2006, our entering into multi-year licensing and services agreements with Hasbro.  Toys made by Hasbro under its license, in general, became available for retail sale starting in 2007.

In 2007, films featuring the Marvel characters Ghost Rider, Spider-Man and Fantastic Four have been released.  For that reason, wholesale sales by Hasbro of Marvel-branded toys in 2007 will be greater than our wholesale sales of Marvel-branded toys in 2006.

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

The first two films under production by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in 2008.  As of June 30, 2007, our Film Production segment had capitalized film production costs of $127.8 million, primarily for these productions. Our capitalized film production costs are expected to continue to increase significantly during the remainder of 2007 as our production efforts proceed.

We expect the Film Production segment’s operations to look very different starting in 2008, when we release our first self-produced films. At that time, we will begin recognizing revenue.  As we recognize revenue for a particular theatrical release, we will amortize the related capitalized film production costs in the proportion that the recognized revenues bear to the total estimated lifetime revenues of the theatrical release.

TOC

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

We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility.  At that stage, if the film’s initial funding conditions are met, we are able to borrow under the film facility an amount equal to the incremental overhead expenses incurred by us related to that film in an amount not exceeding 2% of the budget for that film under the film facility, plus development costs. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.  In February and June 2007, Iron Man and The Incredible Hulk, respectively, met their initial funding conditions and initial fundings of these productions were made.

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

Critical Accounting Policies

        Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions.  The determination of which tax positions are more likely than not of being sustained requires the use of significant judgments and estimates by management, which may or may not be borne out by actual results.

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

TOC

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

Results of Operations

Three-month period ended June 30, 2007 compared with the three-month period ended June 30, 2006

Net Sales

During this period, net sales were generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) selling toys and earning royalties and service fees from Hasbro.

	Three Months ended June 30,
	2007	2006	% Change
	(dollars in millions)

Licensing	$49.3	$33.9	45%
Publishing	32.9	25.1	31%
Toys	19.3	25.4	(24)%
Total	$101.5	$84.4	20%

Our consolidated net sales of $101.5 million for the second quarter of 2007 were $17.1 million higher than net sales in the second quarter of 2006.  This increase primarily resulted from significant increases in Joint Venture licensing revenue related to Spider-Man 3.

Licensing segment net sales increased $15.4 million during the second quarter of 2007, due to a $17.5 million increase in Joint Venture revenue related to the May 2007 release of Spider-Man 3.  Merchandise licensing contracts for Spider-Man 3 were recorded as deferred revenue until the first quarter of 2007 when licensees were first permitted to begin selling merchandise relating to Spider-Man 3.  Licensing revenue also benefited from increased domestic sales of licensed merchandise of $1.9 million, primarily due to the higher collection of overages.  These increases in merchandise licensing revenue were partially offset by a $3.4 million decline in studio media licensing, primarily due to reduced revenues from the first two Spider-Man films.  The significant increase in Joint Venture revenue caused second quarter 2007 Licensing segment net sales to increase as a percentage of consolidated net sales from 40% in the 2006 quarter to 49% in the 2007 quarter.  We expect that full year 2007 revenues in our Licensing segment will be higher than 2006, both in dollars and as a percentage of net sales, due to the licensing programs associated with the three Marvel-branded motion pictures released in 2007: Spider-Man 3, Ghost Rider, and Fantastic Four: Rise of the Silver Surfer.

TOC

Net sales from the Publishing segment increased $7.8 million to $32.9 million for the three months ended June 30, 2007, primarily due to an increase of $3.4 million in sales of trade paperbacks and hard cover books and an increase of $3.2 million in comic book sales.  These increases were due to an increase in trade titles published and strong unit sales associated with the Civil War trade paperbacks.  Net sales also benefited from Dark Tower, a comic book series based on novels by Stephen King, sales of which began in the first quarter of 2007.  As a result of these increases and the decline in Toy segment net sales, Publishing segment net sales increased as a percentage of consolidated net sales from 30% in 2006 to 32% in 2007.  We expect that 2007 Publishing segment net sales will continue to benefit from the Civil War series through sales of trade paperbacks.  In addition, Publishing segment net sales are expected to benefit from our summer 2007 release of World War Hulk, a limited special comic book series which also has tie-ins to other established comic book series.

In the second quarter of 2007, Toy segment net sales consisted mostly of royalty and service fee revenues earned from Hasbro, whereas Toy segment net sales in the second quarter of 2006 were based on our sales to retailers.  As a result of this change, Toy segment net sales decreased $6.1 million compared to the prior year period and also decreased as a percentage of consolidated net sales.  In the second quarter of 2007, Toy segment net sales included $16.4 million of royalty and service fee revenue earned by us associated with Hasbro’s sales to retailers.  Toy segment net sales in 2007 will continue to consist primarily of royalty and service fee revenues earned from Hasbro.  Toy segment net sales as a percentage of consolidated net sales are expected to be lower in 2007 than in 2006 due to us earning revenues from royalty and service fees based on Hasbro’s sales to retailers rather than recognizing revenue from our own sales to retailers.

Cost of Revenues

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	13.2	40%	10.8	43%
Toys	1.3	7%	12.1	48%
Total	$14.5	14%	$22.9	27%

Consolidated cost of revenues decreased $8.4 million to $14.5 million for the second quarter of 2007 compared with the second quarter of 2006, primarily due to the reduction of toy-production costs, resulting from our cessation of the direct manufacture and sale of Marvel-branded toys. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 14% during the second quarter of 2007, as compared to 27% in the comparable 2006 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs.  Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues.  We generally hire writers and artists on a non-exclusive freelance basis but we also have exclusive contracts with certain key writers and artists.  In addition, we outsource the printing of our comic books to unaffiliated companies and these costs are subject to fluctuations in paper and ink prices.  Publishing segment cost of revenues as a percentage of Publishing segment net sales decreased from 43% during the three months ended June 30, 2006 to 40% during the three months ended June 30, 2007.  Rising costs of talent and paper in the second quarter of 2007 were absorbed by higher unit sales of comic and trade books.  In addition, per unit print cost of trade paperbacks and comic books in the current quarter declined compared to the prior year quarter due to larger print runs, which resulted in lower unit costs and generated higher margins.  The increase in cost of revenue of $2.4 million is primarily associated with increased sales.

TOC

Toy segment cost of revenues consists of product and package manufacturing, shipping and agents' commissions. The most significant portion of cost of revenues is product and package manufacturing.  The decrease in Toy segment cost of revenues from 48% of Toy segment net sales during the three-month period ended June 30, 2006 to 7% during the three-month period ended June 30, 2007, reflects the elimination of manufacturing costs to produce Marvel-branded toys, as discussed above. We expect that Toy segment cost of revenue will continue to decrease in 2007, as compared to 2006, both in dollars and as a percentage of Toy segment net sales, as Hasbro is now manufacturing and selling Marvel-branded toys.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$12.3	25%	$13.8	41%
Publishing	5.1	16%	3.9	16%
Toys	6.7	35%	6.7	26%
Film Production operating costs	2.0	N/A	1.0	N/A
Corporate Overhead	5.8	N/A	7.1	N/A
Total	$31.9	31%	$32.5	39%

Consolidated selling, general and administrative (“SG&A”) expenses of $31.9 million for the second quarter of 2007 were $0.6 million below SG&A expenses in the prior year period, primarily due to the reduction in corporate overhead and Licensing segment SG&A, which was partially offset by increases in Film Production operating costs and Publishing segment SG&A.  Consolidated SG&A as a percentage of net sales decreased to 31%, from 39%, for the quarter ended June 30, 2007 primarily due to the significant increase in Joint Venture licensing segment net sales.

Licensing segment SG&A expenses consist primarily of payroll, agent foreign-sales commissions and royalties owed to movie studios for their share of license royalty income, which is a variable expense based on licensing revenues.  We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films.  Licensing segment SG&A expenses of $12.3 million for the three months ended June 30, 2007 were $1.5 million below the prior year period principally as a result of a decrease in employee compensation which was partially offset by an increase in foreign commissions due to an increase in international sales generated by the Joint Venture.  As a percentage of Licensing segment net sales, Licensing segment SG&A decreased significantly from 41% to 25%. This resulted from the significant increase in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs.  Publishing segment SG&A expenses increased $1.2 million during the three-month period ended June 30, 2007 over the comparable period in 2006, principally due to increased distribution fees associated with increased sales.  Publishing segment SG&A expenses as a percentage of Publishing segment net sales for the second quarter of 2007 remained consistent with the second quarter of 2006.

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, royalties payable to movie studios for their share of certain toy sales, and royalties payable on toy sales based on characters licensed from third parties, such as Universal Studios Licensing LLLP (licensor of the Curious George character), and on toys developed by outside inventors. Toy segment SG&A for the second quarter of 2007 is consistent with the second quarter of 2006.  A $3.6 million increase in royalties, primarily payable to studios, was offset principally by reduced payroll costs of $1.6 million as a result of staff reductions and a $1.2 million reduction in advertising expense.  Because of the decrease in Toy segment revenue that was caused by the shift from selling Marvel-branded toys ourselves to earning royalty and service fee income from Hasbro, SG&A expenses increased as a percentage of Toy segment sales from 26% during the second quarter of 2006 to 35% during the second quarter of 2007.

TOC

SG&A for our Film Production segment consists primarily of employee compensation and the expenses associated with our California office. The Film Production segment was created in September 2005, upon execution of the film facility.  The increase in SG&A expenses of $1.0 million from the second quarter of 2006 to the second quarter of 2007 reflects the ramp-up of our film production business.

Corporate overhead expenses for the second quarter of 2007 decreased $1.3 million compared with the second quarter of 2006 primarily due to a decline in employee related payroll taxes to stock option exercises.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.3 million to $1.4 million in the second quarter of 2007 (from $3.7 million in the second quarter of 2006) as a result of decreased tooling costs due to the cessation of our production of Marvel-branded toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income increased $1.1 million to $2.3 million in the second quarter of 2007 (from $1.2 million in the second quarter of 2006) principally due to a $0.7 million appreciation in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 to mitigate our risk of fluctuations in the Canadian dollar with respect to The Incredible Hulk production that is being filmed in Canada.  The remainder of other income in the second quarter of 2007 and in the second quarter of 2006 primarily resulted from an appreciation in the fair value of our interest rate cap associated with the film facility.

Operating Income

	Three Months Ended June 30,
	2007		2006
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$36.7	74%	$19.9	59%
Publishing	14.7	45%	10.4	41%
Toys	10.7	55%	3.3	13%
Film Production operating costs	(0.3)	N/A	–	N/A
Corporate Overhead	(5.8)	N/A	(7.1)	N/A
Total	$56.0	55%	$26.5	31%

Consolidated operating income increased $29.5 million to $56.0 million for the second quarter of 2007, primarily due to the significant increase in net sales from the Licensing segment, which generates the highest margins.  This also caused consolidated operating margins during the second quarter of 2007 to increase from 31% to 55%.

TOC

Operating income in the Licensing segment increased $16.8 million, primarily due to increases in merchandise licensing revenue from the Joint Venture. Operating margins increased significantly in the Licensing segment from 59% during the second quarter of 2006 to 74% during the second quarter of 2007 as a result of higher overall licensing sales and a revenue mix that was significantly higher in high-margin Joint Venture licensing. The margins of Joint Venture merchandise licensing are higher than most other merchandise licensing in the Licensing segment because Sony’s share of the Joint Venture’s operating results is classified as minority interest expense, whereas royalty expense due to other studios is recorded within SG&A expense.

Operating income in the Publishing segment increased $4.3 million and margins improved from 41% in the second quarter of 2006 to 45% in the comparable quarter of 2007 due to the increase in net sales volume and improved gross margins resulting from larger press runs of more successful titles.

Operating income in the Toy segment increased $7.4 million in the second quarter of 2007 compared with the second quarter of 2006 predominantly due to royalty and service fee revenue earned from Hasbro. Operating margins increased to 55% in the second quarter of 2007 from 13% in the second quarter of 2006 predominantly as a result of margins calculated on lower revenues from royalty and service fees based on Hasbro’s sales to retailers in 2007, compared with margins calculated on higher revenue based on our own sales to retailers in 2006.

For the second quarter of 2007, the Film Production operating costs reflect the SG&A costs noted above, and were partially offset by a $1.0 million increase in the fair value of the interest rate cap, associated with our film facility, and a $0.7 million increase in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 in connection with our future spending on The Incredible Hulk production.  For the second quarter of 2006, the Film Production operating costs reflect the SG&A costs noted above, and were offset by a $1.0 million increase in the fair value of the interest rate cap.

Interest Expense

Our gross interest charged in the second quarter of 2007 was $4.9 million, which consisted of $3.2 million in interest expense and capitalized interest of $1.7 million. In the second quarter of 2006, our interest expense was $3.7 million and we had no capitalized interest, as there were no film production costs during that quarter.  The $1.2 million increase in gross interest charged was due to higher average outstanding loan balances in the 2007 ($104 million) period compared to the 2006 ($58 million) period. However, interest expense declined $0.5 million as a result of the $1.7 million increase in interest capitalized.  The increased average outstanding loan balances were the result of the $83.2 million in second quarter borrowings from the film facilities to finance the Iron Man movie production. Interest expense in 2006 primarily relates to borrowings under our line of credit, during the second quarter of 2006, to finance repurchases of our common stock.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.3 million to $0.9 million in the second quarter of 2007 from $0.6 million in the second quarter of 2006.

Income Taxes

Our effective tax rate for the three-month period ended June 30, 2007 (37.6%) was higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture.  Our effective tax rate for the second quarter includes a 2% charge to revalue certain deferred tax assets attributable to a New York State law change that was signed into law during the quarter, which was reflected in our interim period as a discrete item and is not expected to recur in future quarters.  Our effective tax rate for the three-month period ended June 30, 2006 (29.7%) was lower than the statutory rate due primarily to release of state tax reserves due to a favorable tax ruling during the second quarter of 2006.

TOC

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

The increase in our three-month effective tax rate for 2007 as compared to the three-month effective tax rate for 2006 results primarily from the effect of the non-recurring release of state tax reserves in the second quarter of 2006, partially offset by the larger benefit related to the minority share of the Joint Venture in 2007.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $4.4 million in the three-month period ended June 30, 2007 and $0.2 million in the comparable period of 2006. This increase of $4.2 million reflects the increased operations from licensing associated with the Spider-Man films, the most recent of which was the May 2007 release of Spider-Man 3.  Minority interest expense is expected to continue to increase in 2007, as licensing revenue associated with the release of Spider-Man 3 is recognized.

Earnings per Share

Diluted earnings per share increased to $0.34 in the second quarter of 2007 from $0.19 in the second quarter of 2006 reflecting a 78% increase in net income and a 2% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases (3.2 million shares acquired between July 1, 2006 and June 30, 2007).

Six-month period ended June 30, 2007 compared with the six-month period ended June 30, 2006

Net Sales

	Six Months ended June 30,
	2007	2006	% Change
	(dollars in millions)

Licensing	$148.2	$73.5	102%
Publishing	60.5	48.9	24%
Toys	44.2	52.0	(15)%
Total	$252.9	$174.4	45%

Our consolidated net sales of $252.9 million for the six-month period ended June 30, 2007 were $78.5 million higher than net sales in the comparable period of 2006.  This increase primarily resulted from significant increases in Joint Venture licensing revenue related to Spider-Man 3.

Licensing segment net sales increased $74.7 million during the six-month period ended June 30, 2007, primarily due to a $72.4 million increase in Joint Venture revenue related to the May 2007 release of Spider-Man 3.  Merchandise licensing contracts for Spider-Man 3 were recorded as deferred revenue until the first quarter of 2007 when licensees were first permitted to begin selling merchandise relating to Spider-Man 3.  Licensing revenue also benefited from increased domestic sales of licensed merchandise of $5.4 million, primarily due to the higher collection of overages.  These increases in merchandise licensing revenue were partially offset by a $1.7 million decline in studio media licensing, primarily due to reduced revenues from the first two Spider-Man films.  The significant increase in Joint Venture revenue caused six-month period ended June 30, 2007 Licensing segment net sales to increase as a percentage of consolidated net sales from 42% in the six-month period ended June 30, 2006 to 59% in the six-month period ended June 30, 2007.  We expect that full year 2007 revenues in our Licensing segment will be higher than 2006, both in dollars and as a percentage of net sales, due to the licensing programs associated with the three Marvel-branded motion pictures released in 2007: Spider-Man 3, Ghost Rider, and Fantastic Four: Rise of the Silver Surfer.

TOC

Net sales from the Publishing segment increased $11.6 million to $60.5 million for the six-month period ended June 30, 2007, primarily due to an increase of $4.5 million in sales of trade paperbacks and hard cover books and an increase of $5.7 million in comic book sales.  These increases were due to an increase in trade titles published and strong unit sales of the final two comic-book issues of the Civil War series and related trade paperbacks, The Death of Captain America and three issues of the Stephen King series Dark Tower.  Publishing segment net sales decreased as a percentage of consolidated net sales from 28% in 2006 to 24% in 2007 as a result of the 102% increase in Licensing segment net sales.  We expect that 2007 Publishing segment net sales will continue to benefit from the Civil War series through sales of trade paperbacks.  In addition, Publishing segment net sales are expected to benefit from our summer 2007 release of World War Hulk, a limited special comic book series which also has tie-ins to other established comic book series.

In 2007, Toy segment net sales consisted mostly of royalty and service fee revenues earned from Hasbro, whereas Toy segment net sales in 2006 were based on our sales to retailers.  As a result of this change, Toy segment net sales decreased $7.8 million compared to the prior year period and also decreased as a percentage of consolidated net sales.  In the six-month period ended June 30, 2007, Toy segment net sales included $37.1 million of royalty and service fee revenue earned by us associated with Hasbro’s sales to retailers.  Toy segment net sales in 2007 will continue to consist primarily of royalty and service fee revenues earned from Hasbro.  Toy segment net sales as a percentage of consolidated net sales are expected to be lower in 2007 than in 2006 due to us earning revenues from royalty and service fees based on Hasbro’s sales to retailers rather than recording revenue derived from our own sales to retailers.

Cost of Revenues

	Six Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	24.7	41%	22.0	45%
Toys	4.7	11%	24.8	48%
Total	$29.4	12%	$46.8	27%

Consolidated cost of revenues decreased $17.4 million to $29.4 million for the six-month period ended June 30, 2007 compared with the six-month period ended June 30, 2006, primarily due to the reduction of toy-production costs, resulting from our cessation of the direct manufacture and sale of Marvel-branded toys. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 12% during the six-month period ended June 30, 2007, as compared to 27% in the comparable 2006 period.

Publishing segment cost of revenues as a percentage of Publishing segment net sales decreased from 45% during the six months ended June 30, 2006 to 41% during the six months ended June 30, 2007.  Rising costs of talent and paper in the second quarter of 2007 were absorbed by higher unit sales of comic and trade books.  In addition, per unit print cost of trade paperbacks and comic books in the current quarter declined compared to the prior year quarter due to larger print runs, which resulted in lower unit costs and generated higher margins.  We also benefited from price increases that were put in place in April 2006.  The increase in cost of revenue of $2.7 million is primarily associated with increased sales.

The decrease in Toy segment cost of revenues from 48% of Toy segment net sales during the six-month period ended June 30, 2006 to 11% during the six-month period ended June 30, 2007, reflects the elimination of manufacturing costs to produce Marvel-branded toys, as discussed above. We expect that Toy segment cost of revenue will continue to decrease in 2007, as compared to 2006, both in dollars and as a percentage of Toy segment net sales, as Hasbro is now manufacturing and selling Marvel-branded toys.

TOC

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$30.1	20%	$28.2	38%
Publishing	9.5	16%	7.6	16%
Toys	11.6	26%	16.3	31%
Film Production operating costs	4.6	N/A	2.5	N/A
Corporate Overhead	9.3	N/A	11.7	N/A
Total	$65.1	26%	$66.3	38%

Consolidated selling, general and administrative (“SG&A”) expenses of $65.1 million for the second quarter of 2007 were $1.2 million below SG&A expenses in the prior year period, primarily due to the reduction in Toy segment SG&A and corporate overhead, which was partially offset by increases in all of our other operating segments’ SG&A.  Consolidated SG&A as a percentage of net sales decreased to 26%, from 38% for the quarter ended June 30, 2006 primarily due to the significant increase in Joint Venture Licensing segment net sales.

Licensing segment SG&A expenses of $30.1 million for six months ended June 30, 2007 were $1.9 million above the prior year period principally as a result of an increase in agent sales commissions primarily related to foreign Joint Venture licensing revenue.  This increase was partially offset by a decrease in employee compensation.  As a percentage of Licensing segment net sales, Licensing segment SG&A decreased significantly from 38% to 20%.  This resulted from the significant increase in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.

Publishing segment SG&A expenses increased $1.9 million during the six-month period ended June 30, 2007 over the comparable period in 2006, principally due to increased distribution fees associated with increased sales.  Publishing segment SG&A expenses as a percentage of Publishing segment net sales for the first half of 2007 remained consistent with the first half of 2006.

Toy segment SG&A expenses decreased $4.7 million for the first half of 2007 principally as a result of the establishment of additional reserves in 2006 for estimated uncollectible amounts due from TBW in the amount of $2.6 million, which reserves were reduced by $1.4 million in 2007 upon settling with TBW.  This caused a decrease of $4.0 million in the Toy segment SG&A.  In addition, SG&A decreased $2.5 million due to reduced payroll costs as a result of staff reductions, $1.0 million from a decrease in advertising and $0.5 million from a decrease in warehousing costs.  These decreases were partially offset by a $4.0 million increase in royalties, primarily payable to studios.  The 29% reduction in SG&A expenses also caused SG&A as a percentage of Toy segment sales to decrease from 31% during the first half of 2006 to 26% during the first half of 2007, despite the 15% decrease in Toy segment revenue that was caused by the shift from selling Marvel-branded toys to earning royalty and service fee income from Hasbro.

The increase in Film Production operating costs of $2.1 million from the first half of 2006 to the first half of 2007 reflects the ramp-up of our film production business.

Corporate overhead expenses for the second quarter of 2007 decreased $2.4 million compared with the second quarter of 2006 primarily resulting from a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox International Retirement Plan.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.8 million to $3.2 million in 2007 (from $6.0 million in 2006) as a result of decreased tooling costs due to the cessation of our production of Marvel-branded toys.

TOC

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income decreased $1.1 million to $2.0 million in 2007 (from $3.1 million in 2006).  In the first half of 2006, other income principally consisted of $1.6 million of non-recurring income resulting from payments received for our agreement to vacate leased property earlier than provided for in a lease and our agreement to allow our tenant to vacate our owned property earlier than provided for in its lease and from an appreciation in the fair value of the interest rate cap associated with the film facility.  In the first half of 2007, other income primarily resulted from an appreciation in the fair value of our interest rate cap associated with the film facility and a $0.7 million appreciation in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 to mitigate our risk of fluctuations in the Canadian dollar with respect to The Incredible Hulk production that is being filmed in Canada.

Operating Income

	Six Months Ended June 30,
	2007		2006
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$117.7	79%	$45.2	61%
Publishing	26.2	43%	19.3	39%
Toys	26.0	59%	7.3	14%
Film Production operating costs	(3.3)	N/A	(1.5)	N/A
Corporate Overhead	(9.5)	N/A	(11.7)	N/A
Total	$157.1	62%	$58.6	34%

Consolidated operating income increased $98.5 million to $157.1 million for the six-month period ending June 30, 2007, primarily due to the significant increase in net sales from the Licensing segment, which generates the highest margins.  This also caused consolidated operating margins during the second quarter of 2007 to increase from 34% to 62%.

Operating income in the Licensing segment increased $72.5 million, primarily due to increases in merchandise licensing revenue from the Joint Venture. Operating margins increased significantly in the Licensing segment from 61% during the first half of 2006 to 79% during the first half of 2007 as a result of higher overall licensing sales and a revenue mix that was significantly higher in high-margin Joint Venture licensing. The margins of Joint Venture merchandise licensing are higher than most other merchandise licensing in the Licensing segment because Sony’s share of the Joint Venture’s operating results is classified as minority interest expense, whereas royalty expense due to other studios is recorded within SG&A expense.

Operating income in the Publishing segment increased $6.9 million and margins improved from 39% in the first half of 2006 to 43% in the first half of 2007 due to the increase in net sales volume with improved gross margins resulting from longer press runs in more successful titles.

Operating income in the Toy segment increased $18.7 million in the six-months ended June 30, 2007 compared with the six-month ended June 30, 2006 predominantly due to royalty and service fee revenue earned from Hasbro. Operating margins increased to 59% in the six-month period ended June 30, 2007 from 14% in the comparable period of 2006 predominantly as a result of margins calculated on lower revenues from royalty and service fees based on Hasbro’s sales to retailers in 2007, compared with margins calculated on higher revenue based on our own sales to retailers in 2006.

TOC

For the first half of 2007, the Film Production operating costs reflect the SG&A costs noted above, and were partially offset by a $0.6 million increase in the fair value of the interest rate cap, associated with our film facility, and a $0.7 million increase in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 in connection with our future spending on The Incredible Hulk production.  For the first half of 2006, the Film Production operating costs reflect the SG&A costs noted above, and were partially offset by a $1.0 million increase in the fair value of the interest rate cap.

Interest Expense

Our gross interest charged in the first half of 2007 was $8.4 million, which consisted of $6.1 million in interest expense and capitalized interest of $2.3 million. In the first half of 2006, our interest expense was $7.0 million and we had no capitalized interest, as there were no film production costs during that period.  The $1.4 million increase in gross interest charged was due to higher average outstanding loan balances in the 2007 ($71 million) period compared to the 2006 ($45 million) period. However, interest expense declined $0.9 million as a result of the $2.3 million increase in interest capitalized.  The increased average outstanding loan balances were the result of the $99.5 million in first half borrowings from the film facilities to finance the Iron Man movie production. Interest expense in 2006 primarily relates to borrowings under our line of credit, during the second quarter of 2006, to finance repurchases of our common stock.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.2 million to $1.3 million in the six-month period ended June 30, 2007 from $1.1 million in the comparable period of 2006.

Income Taxes

Our effective tax rate for six-month period ended June 30, 2007 (38.4%) was higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture.  Our effective tax rate for this six-month period includes a 2% charge to revalue certain deferred tax assets attributable to a New York State law change that was signed into law during the quarter, which was reflected in our interim period as a discrete item and is not expected to recur in future quarters.  Our effective tax rate for the six-month period ended June 30, 2006 (34.6%) was lower than the statutory rate due primarily to release of state tax reserves due to a favorable tax ruling during the second quarter of 2006.

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

The increase in our six-month effective tax rate for 2007 as compared to the six-month effective tax rate for 2006 results primarily from the effect of the non-recurring release of state tax reserves in the second quarter of 2006, partially offset by the larger benefit related to the minority share of the Joint Venture in 2007.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $17.9 million in the six-month period ended June 30, 2007 and $0.7 million in the comparable period of 2006. This increase of $17.2 million reflects the increased operations from licensing associated with the Spider-Man films, the most recent of which was the May 2007 release of Spider-Man 3.  Minority interest expense is expected to continue to increase in 2007, as licensing revenue associated with the release of Spider-Man 3 is recognized.

TOC

Earnings per Share

Diluted earnings per share increased to $0.89 in the first half of 2007 from $0.38 in the first half of 2006 reflecting a 125% increase in net income and a 4% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases (3.2 million shares acquired between July 1, 2006 and June 30, 2007).

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, our film facilities and the HSBC line of credit, described below.  We anticipate that our primary uses for liquidity will be to conduct our business and to repurchase our common stock.

Net cash provided by operating activities decreased $56.1 million to $25.0 million during the six-month period ended June 30, 2007, compared to $81.1 million during the comparable prior year period.  The decrease was due primarily to an increase of $112.7 million in our film production expenditures which was partially offset by strong cash collections from our licensing and publishing segments.  Although the advance we received under our license agreement with Hasbro in the 2007 period ($70 million) was less than the advance we received under that agreement in the 2006 period ($105 million), the 2007 advance offset more than 60% of our increase in film-production expenditures during the first half of 2007.  No comparable offset is expected in the second half of 2007.

Our film-production expenditures, which appear on our statement of cash flows as cash used in operating activities, will continue throughout 2007.  Those expenditures are funded primarily by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.  Although our net cash flow overall (from operating, investing and financing activities) is expected to remain positive, our cash flow from operating activities for the year ending December 31, 2007 is expected to be negative.

Our working capital deficiency decreased $29.0 million from $58.6 million at December 31, 2006 to $29.6 million at June 30, 2007.  This improvement resulted from cash generated from operations, primarily strong collections from the Licensing and Publishing segments and an income tax refund, and a reduction of current deferred revenue.  The reduction of current deferred revenue primarily related to Spider-Man 3 merchandise licensing, of which a significant portion was recognized as revenue in the first quarter of 2007, when licensees were permitted to exploit their licenses.

Net cash flows used in investing activities for the six-month period ended June 30, 2007 reflect the purchase of short-term investments using our excess cash and an increase in restricted cash primarily resulting from strong collections from Joint Venture activities. In addition, restricted cash increased due to $10.9 million of cash held in The Incredible Hulk film production bank accounts, which may only be used for the production of this film.  These funds were transferred from our operating cash accounts in June 2007, and were replaced with borrowings from our film facility in July 2007.  Net cash flows from investing activities for the six-month period ended June 30, 2006 reflect the sale of short-term investments to finance our stock repurchase program, which was partially offset by capital expenditures of $12.5 million, primarily required by the transition from our 2005 master toy licensee to manufacture and sell toys in 2006.

With respect to financing activities, during the six-month period ended June 30, 2007, under our stock repurchase program, we repurchased 3.2 million shares of our common stock at a cost of $85.9 million, including $1.5 million which was settled in the first week of July 2007.  The 2007 repurchases were financed through cash generated from operations.  As of June 30, 2007, the approximate value of shares that are available to be purchased under the program is $164.2 million.  During the six-month period ended June 30, 2006, we  repurchased 15.6 million shares of our common stock at a cost of $287.4 million  under a stock repurchase program authorized in November 2005 and subsequent programs announced on May 4 and June 5, 2006.  During the period July 1, 2007 to August 7, 2007, we purchased an additional 2.3 million shares of our common stock for an aggregate of $59.7 million.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on our characters.  The film facility consists of $465 million in revolving senior bank credit and $60 million in credit referred to as mezzanine debt, which is subordinated to the senior bank debt.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s

TOC

Investor Rating Service, Inc. have given the senior bank debt an investment grade rating.  In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA.  The rate for the senior bank credit, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%.  The interest rate for the mezzanine debt is LIBOR plus 7.00%. We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for outstanding debt under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. Pursuant to the terms of the financing, the mezzanine credit was drawn on first and will remain outstanding for the life of the senior bank facility.  As of June 30, 2007, MVL Film Finance LLC had $124.7 million in outstanding borrowing through the film facility to finance transaction costs (and interest thereon) related to the development and closing of the facility, and for the production of our Iron Man and The Incredible Hulk movies.  We must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the film facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the film facility. We have maintained compliance with our covenants under the film facility since its inception.

We generate pre-sale proceeds from distributors who buy the right to distribute our self-produced films in the territories of Australia/New Zealand, Spain, France, Germany and Japan.  As contemplated by the film facility, we intend to use Iron Man’s and The Incredible Hulk’s pre-sale proceeds toward funding the production of those films.  Most of the payments from our foreign distributors, however, are not due until after delivery of the completed film.

In order to bridge the gap between Iron Man’s production expenditures and the distributors’ payment described above, we closed a $32.0 million bridge financing on February 27, 2007 with Comerica Bank (the "Iron Man Facility").  The financing was closed through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, and may only be used to partially fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.    The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of June 30, 2007, the Iron Man Facility had $8.0 million in outstanding borrowings.

Similarly, in order to bridge the gap between The Incredible Hulk’s production expenditures and the distributor’s payment described above, we closed a $32.0 million financing on June 29, 2007 with HSBC Bank USA, National Association (the "Hulk Facility") through our wholly-owned consolidated subsidiary, Incredible Productions LLC, and may only be used to partially fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute The Incredible Hulk in these territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of June 30, 2007, the Hulk Facility had $0.5 million in outstanding borrowings.

During the period from July 1, 2007 through August 7, 2007, we borrowed an additional $65.9 million under the above facilities.

TOC

We currently maintain a line of credit with HSBC Bank USA, National Association, to provide for a $100 million revolving credit line with a sub limit for the issuance of letters of credit. Borrowings under the HSBC line of credit may be used by us for working capital and other general corporate purposes and for repurchases of our common stock.  As of June 30, 2007, $0.2 million of letters of credit were outstanding, and there were no outstanding borrowings under the HSBC line of credit.  The HSBC line of credit, which expires on March 31, 2010, contains customary event-of-default provisions and covenants regarding our net worth, leverage ratio, and free cash flow. The HSBC line of credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under the toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005, the date of the HSBC line of credit. Borrowings under the facility bear interest at HSBC’s prime rate or, at our choice, at LIBOR-plus-1.25% per annum.  We remain in compliance with the covenants under the line of credit.

Upon the theatrical release of Spider-Man 3 in May 2007, Hasbro paid us an additional advance of $70 million, as required by our master toy license agreement. That amount has been deferred and will be recognized as income based on Hasbro’s sales of licensed Marvel-products.

Our capital expenditures for the six-month periods ended June 30, 2007 and 2006 were $2.0 million and $12.5 million, respectively.  We expect no significant capital expenditures for the balance of 2007.

In January 2007 we received a refund of estimated taxes previously paid with respect to the 2006 year in the amount of $19.0 million and we expect to secure in 2007 an additional $22.5 million refund of tax resulting from the carryback of the 2006 year tax loss to offset taxable income in prior years.  Also, at the conclusion of the current Internal Revenue Service examination, we expect to receive a $4.8 million refund of tax resulting from a carryback of foreign tax credits to offset taxes paid in prior years.

In connection with The Incredible Hulk production, we have entered into forward currency contracts to mitigate our exposure to fluctuations in the value of the Canadian dollar.  As of June 30, 2007, $46.0 million of Canadian dollar forward currency contracts were outstanding, which require settlement during July 2007 through October 2007.  The average Canadian dollar to US dollar exchange rate of these outstanding contracts was 1.079.

We believe that our cash and cash equivalents, cash flows from operations, the film facilities, the HSBC line of credit and other sources of liquidity will be sufficient for us to conduct our business and make repurchases, if any, under our current stock repurchase program.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in Hong Kong and in London, England. In the normal course of business, these operations are exposed to fluctuations in currency values. Some of our international licenses are denominated in other currencies which subjects us to additional currency fluctuation risks.  Management believes that the impact of currency fluctuations do not represent a significant risk in the context of our current international operations.  Except as noted below, we do not generally enter into derivative financial instruments in the normal course of business to mitigate our risk in connection with fluctuations in currency value, nor are such instruments used for speculative purposes.

With respect to film production activities outside the United States, we attempt to mitigate the effect of currency fluctuations on our production costs through the use of forward currency contracts.  In connection with our Canadian production activities for The Incredible Hulk, we have entered into forward currency contracts, $46.0 million of which were outstanding at June 30, 2007, to mitigate our exposure to fluctuations in the value of the Canadian dollar.

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

TOC

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

TOC

PART II.       OTHER INFORMATION

TOC

ITEM 1.  LEGAL PROCEEDINGS

The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption “Legal Matters” in Note 9 to the Condensed Consolidated Financial Statements in Part I hereof.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.  In connection with the risk factor describing our exposure to a union strike, however, it should be noted that a strike by Hollywood writers, actors and directors has been reported as a possibility for the summer of 2008.  If that strike were to occur, it could cause a significant disruption to our film-production activities, and could hurt our associated licensing and toy programs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2007
April	–	–	–
May	1,799,300	$27.61	1,753,100
June	583,355	$26.28	583,355

Total	2,382,655	$ 27.29	2,336,455	$164.2 million(c)

(a)	This column’s figures include 46,200 shares purchased by the Fleer/Skybox Plan.

(b)
This column represents the number of shares repurchased through (1) a program announced on June 5, 2006, under which we were authorized to repurchase up to $100 million worth of our common stock through May 31, 2007 and (2) a program announced on May 21, 2007, under which we are authorized to repurchase up to $200 million worth of our common stock through December 31, 2007.

(c)	As of June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

All matters submitted to a vote of our security holders during the quarter ended June 30, 2007 were submitted at our 2007 Annual Meeting of Stockholders, which was held on May 8, 2007. The matters were as follows:

1.
A proposal to elect three Class III directors to serve until the election and qualification of their respective successors. This proposal carried. With respect to the election of Morton E. Handel, 80,318,530 votes were cast in favor and 505,115 votes were withheld; with respect to the election of Isaac Perlmutter, 80,186,446 votes were cast in favor and 637,199 votes were withheld; with respect to the election of F. Peter Cuneo, 80,188,734 votes were cast in favor and 634,911 votes were withheld.

2.
A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2007. This proposal carried, receiving 80,581,506 votes in favor and 220,327 votes against; there were 21,812 abstentions.

TOC

ITEM 5. OTHER INFORMATION

On August 6, 2007, Alan Fine’s employment agreement with Marvel was amended to increase his base salary to $450,000 per year, retroactive to March 26, 2007 (the effective date of his employment agreement).  The amendment is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

On August 6, 2007, John Turitzin’s employment agreement with Marvel was amended to decrease the severance pay to which he would be entitled upon Marvel’s not-for-cause termination (actual or constructive) of his employment.  The severance pay to which Mr. Turitzin would be entitled under those circumstances was changed by the amendment from twelve months’ pay to six months’ pay.  In addition, the amendment reduces Mr. Turitzin’s annual entitlement to vacation time from four weeks to three weeks.  The amendment is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

10.1	Employment Agreement dated May 31, 2007 between Marvel and Alan Fine.
10.2	Employment Agreement dated June 20, 2007 between Marvel and Kenneth P. West.
10.3	Amendment No. 1, dated as of August 6, 2007, to Employment Agreement between Marvel and Alan Fine.
10.4	Amendment No. 1, dated as of August 6, 2007, to Employment Agreement between Marvel and John N. Turitzin.
10.5	Share Disposition Agreement dated as of May 20, 2007 between Marvel and Isaac Perlmutter.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.

By:	/s/ Kenneth P. West
Kenneth P. West
Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: August 8, 2007