Form 10-Q
period 2007-09-30
Marvel Entertainment, Inc.
filed 2007-11-07
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes |☑|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |☑|	Accelerated filer |_|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|    No |☑|

At November 2, 2007, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 78,223,776, including 2,651,213 shares of restricted stock.

(i)

TOC

PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
(Unaudited)

TOC
MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,605	$31,945
Restricted cash	24,003	8,527
Short-term investments	10,003	–
Accounts receivable, net	37,708	59,392
Inventories, net	10,076	10,224
Income tax receivable	4,647	45,569
Deferred income taxes, net	14,856	22,564
Advances to joint venture partner	–	8,535
Prepaid expenses and other current assets	5,016	7,231
Total current assets	117,914	193,987

Fixed assets, net	3,284	4,444
Product and package design costs, net	360	1,497
Film production costs	200,970	15,055
Goodwill	346,152	341,708
Accounts receivable, non–current portion	4,781	12,879
Income tax receivable, non–current portion	4,998	–
Deferred income taxes, net	35,444	36,406
Deferred financing costs	12,645	15,771
Other assets	2,025	2,118
Total assets	$728,573	$623,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,934	$5,112
Accrued royalties	70,171	68,467
Accrued expenses and other current liabilities	41,375	38,895
Deferred revenue	81,656	140,072
Film facilities	23,011	–
Minority interest to be distributed	728	–
Total current liabilities	218,875	252,546
Accrued royalties, non-current portion	10,426	12,860
Deferred revenue, non-current portion	73,717	35,667
Line of credit	–	17,000
Film facilities, non-current portion	218,563	33,200
Income tax payable, non-current portion	47,129	10,999
Other liabilities	9,321	6,702
Total liabilities	578,031	368,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 131,105,532 issued and 75,551,064 outstanding in 2007 and 128,420,848 issued and 81,326,627 outstanding in 2006	1,312	1,284
Additional paid-in capital	725,236	710,460
Retained earnings	322,047	228,466
Accumulated other comprehensive loss	(3,213)	(2,433)
Total stockholders’ equity before treasury stock	1,045,382	937,777
Treasury stock, at cost, 55,554,468 shares in 2007 and 47,094,221 shares in 2006	(894,840)	(682,886)
Total stockholders’ equity	150,542	254,891

Total liabilities and stockholders’ equity	$728,573	$623,865

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC
MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Net sales	$123,642	$92,161	$376,519	$266,582

Costs and expenses:
Cost of revenues (excluding depreciation expense)	17,527	29,681	46,911	76,437
Selling, general and administrative	39,501	29,965	104,630	96,242
Depreciation and amortization	1,438	3,281	4,669	9,233
Total costs and expenses	58,466	62,927	156,210	181,912
Other (expense) income, net	533	(1,607)	2,493	1,524
Operating income	65,709	27,627	222,802	86,194
Interest expense	3,721	4,641	9,822	11,594
Interest income	633	161	1,979	1,233
Income before income tax expense and minority interest	62,621	23,147	214,959	75,833
Income tax expense	21,067	9,742	79,590	27,955
Minority interest in consolidated joint venture	5,286	205	23,172	872
Net income	$36,268	$13,200	$112,197	$47,006

Basic earnings per share	$0.47	$0.17	$1.39	$0.57
Weighted average number of basic shares outstanding	77,691	79,717	80,917	82,385

Diluted earnings per share	$0.45	$0.16	$1.34	$0.53
Weighted average number of diluted shares outstanding	80,521	84,854	83,819	87,936

Comprehensive income:
Net income	$36,268	$13,200	$112,197	$47,006
Other comprehensive income (loss)	163	(138)	(780)	(254)
Comprehensive income	$36,431	$13,062	$111,417	$46,752

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC
MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$112,197	$47,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,669	9,233
Amortization of deferred financing costs	3,735	3,735
Unrealized (gain) loss on interest rate cap and foreign currency forward contracts	(713)	818
Non-cash charge for stock-based compensation	6,297	8,868
Excess tax benefit from stock-based compensation	(1,930)	(60,668)
Gain on sale of equipment	–	(19)
Impairment of building	–	864
Deferred income taxes	7,137	(1,335)
Minority interest in joint venture (net of distributions of $13,435 in 2007 and $4,563 in 2006)	9,737	(3,691)
Changes in operating assets and liabilities:
Accounts receivable	29,782	(12,085)
Income tax receivable	39,412	–
Inventories	148	(2,697)
Prepaid expenses and other current assets	3,070	(3,020)
Film production costs	(185,915)	(4,341)
Other assets	(49)	90
Deferred revenue	(20,366)	136,839
Income taxes payable	10,405	4,153
Accounts payable, accrued expenses and other current liabilities	(1,318)	(7,237)
Net cash provided by operating activities (see Note 2)	16,298	116,513

Cash flows from investing activities:
Purchases of fixed assets	(1,882)	(8,723)
Expenditures for product and package design	(490)	(5,743)
Proceeds from sale of equipment	–	38
Sales of short-term investments	277,154	80,671
Purchases of short-term investments	(287,157)	(65,532)
Change in restricted cash	(15,476)	964
Net cash (used in) provided by investing activities	(27,851)	1,675

Cash flows from financing activities:
Borrowings from film facilities	208,078	3,800
Borrowings from line of credit	2,000	152,200
Repayments of line of credit	(19,000)	(72,500)
Deferred financing costs	(609)	–
Purchases of treasury stock	(211,954)	(287,350)
Exercise of stock options	10,614	35,517
Excess tax benefit from stock-based compensation	1,930	60,668
Net cash used in financing activities	(8,941)	(107,665)

Effect of exchange rates on cash	154	138
Net (decrease) increase in cash and cash equivalents	(20,340)	10,661
Cash and cash equivalents, at beginning of period	31,945	24,227
Cash and cash equivalents, at end of period	$11,605	$34,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        September 30, 2007
        (unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine-month periods ended September 30, 2007 and the unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2007 are not necessarily indicative of those for the full year ending December 31, 2007.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

We operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.  The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the “Film Facility”) to fund the production of our films. This expansion resulted in the creation of a new segment, the Film Production segment, during 2006.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our Film Production segment, as these operations are inherently different from licensing our characters.

In connection with the Film Facility, we formed the following wholly-owned subsidiaries: MVL Rights LLC, MVL Productions LLC, Incredible Productions LLC, Iron Works Productions LLC, MVL Iron Works Productions Canada, Inc., MVL Incredible Productions Canada, Inc. and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets of the Film Slate Subsidiaries, other than MVL Productions LLC, are not available to satisfy debts or other obligations of any of our other subsidiaries or any other persons.

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
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

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Interest paid during the period	$6,758	$6,062
Income taxes paid during the period	$65,078	$25,261
Income tax refund	$42,057	$–

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	September 30,	December 31,
	2007	2006
	(in thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$52,836	$80,003
Less allowances for:
Doubtful accounts	(1,257)	(2,107)
Sales discounts and returns	(13,871)	(18,504)
Total, net	$37,708	$59,392

Inventories consist of the following:
Finished goods	$5,210	$4,886
Component parts, raw materials and work-in-process	4,866	5,338
Total	$10,076	$10,224

Film production costs consist of the following:
Development	$3,345	$3,764
Preproduction	–	11,291
Production	197,625	–
Total	$200,970	$15,055

Accrued expenses and other current liabilities consist of the following:
Inventory purchases	3,757	7,413
Bonuses	8,271	8,319
Litigation accruals	1,659	897
Licensing common marketing funds	7,581	8,345
Interest	6,183	2,179
Freelancers’ incentive	1,686	871
Other accrued expenses	12,238	10,871
Total	$41,375	$38,895

4.	EARNINGS PER SHARE

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

The total number of shares of common stock outstanding as of September 30, 2007 was 75,551,064 net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (2,303,401) and the vesting of all outstanding restricted stock (2,651,213), the number would be 80,505,678.  During the three and nine-month periods ended September 30, 2007, 14,509 and 576,354 shares of common stock, respectively, were issued through stock option exercises.  Additionally, during September 2007, warrants to purchase 260,417 shares of common stock were exercised in a cashless exercise that resulted in the issuance of 19,830 shares of common stock.  As of September 30, 2007, there are no outstanding warrants.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net income	$36,268	$13,200	$112,197	$47,006

Denominator:
Denominator for basic earnings per share	77,691	79,717	80,917	82,385
Effect of dilutive warrants /options/ restricted stock	2,830	5,137	2,902	5,551
Denominator for diluted earnings per share – adjusted weighted average shares	80,521	84,854	83,819	87,936

Basic earnings per share	$0.47	$0.17	$1.39	$0.57
Diluted earnings per share	$0.45	$0.16	$1.34	$0.53

Options to purchase 0.5 million shares and 0.9 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended September 30, 2007 and 2006, respectively, because the sum of the option exercise proceeds, including the unrecognized compensation expense and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5.	DEBT FINANCING

We have entered into three debt facilities in connection with our film-production activities.  Each of those facilities, along with our general corporate credit line, is described below.

Film Facilities

Film Slate Facility Obligation

On September 1, 2005, we closed a $525 million financing, through our wholly-owned consolidated subsidiary, MVL Film Finance LLC, which enables us to produce our own slate of feature films.  Borrowings under the Film Facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC.  MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the Film Facility and the rights to completed films or films in production, as collateral for the borrowings.  The Film Facility, which expires on September 1, 2016 or sooner if the films produced under the Film Facility fail to meet certain defined performance measures, consists of $465 million in revolving senior debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior debt. An insurance company has insured repayment of the senior debt. The interest rate for the senior debt, including the insurance company’s fees, is LIBOR (5.51% at September 30, 2007) or the commercial paper rate, as applicable, plus 1.635%.  This rate is subject to increase if the credit rating of the senior debt is downgraded.  The interest rate for the mezzanine debt is LIBOR plus 7.00%. Pursuant to the terms of the financing, the mezzanine debt was drawn first and will remain outstanding for the life of the senior debt facility. We must comply with a minimum tangible net worth covenant and various administrative covenants.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

We entered into an interest rate cap agreement in connection with the Film Facility whereby LIBOR is capped at 6.0% for debt outstanding under the Film Facility up to certain stipulated notional amounts which vary over the term of the Film Facility. The notional amount of the interest rate cap agreement at September 30, 2007 was $231.0 million.  The interest rate cap is recorded at fair value ($1.9 million) and included in other assets in the accompanying balance sheet at September 30, 2007.  Fair value of the interest rate cap at December 31, 2006 was $2.0 million.  The interest rate cap expires on October 15, 2014.

As of September 30, 2007, MVL Film Finance LLC had $218.6 million ($33.2 million as of December 31, 2006) in outstanding borrowings under the Film Facility. Borrowings have been used to fund the finance transaction costs related to the closing of the facility, to purchase the interest rate cap, to fund the interest payments of the Film Facility and to fund direct production costs of our Iron Man and The Incredible Hulk feature films.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the “Iron Man Facility”) through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, which proceeds of the financing may only be used to fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR (5.51% at September 30, 2007) plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of September 30, 2007, the Iron Man Facility had $15.2 million in outstanding borrowings.

Hulk Facility

On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC, and proceeds of the financing may only be used to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute The Incredible Hulk in these territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR (5.51% at September 30, 2007) plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of September 30, 2007, the Hulk Facility had $7.8 million in outstanding borrowings.

Corporate Line of Credit

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  During the quarter ended

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

September 30, 2007, the HSBC Line of Credit was amended to replace the minimum net worth covenant with a net income covenant and a minimum market capitalization requirement.  The HSBC Line of Credit, as amended, contains customary event-of-default provisions and a default provision based on our market capitalization.  The facility contains covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR-plus-1.25% per annum.  As of September 30, 2007, we had $0.2 million of letters of credit outstanding and no borrowings outstanding under the HSBC Line of Credit.

6.	SEGMENT INFORMATION

We operate our businesses in four segments: Licensing, Publishing, Toys and Film Production.

Licensing Segment

The Licensing segment, which includes the operations of the Joint Venture with Sony Pictures (to merchandise properties based on movies and television shows featuring Spider-Man), licenses our characters for use in a wide variety of products and media, the most significant of which are described below.

Consumer Products

We license our characters for use in a wide variety of consumer products, including toys, apparel, video games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.  Revenues from these activities are classified in our Licensing segment, other than revenues from Hasbro, Inc., which are classified in our Toy segment.

Studio Licensing

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

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. The first two animated features, Ultimate Avengers and Ultimate Avengers 2, were released in 2006.  The animated features The InvincibleIron Man and Doctor Strange were released in 2007.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited

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

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. We have been publishing comic books since 1939 and have developed a library of more than 5,000 Marvel characters. Our titles feature classic Marvel Super Heroes, such as Spider-Man, Iron Man, X-Men, Fantastic Four, The Incredible Hulk and Ghost Rider, as well as newly developed Marvel characters.

Toy Segment

Our Toy segment’s sales primarily consist of royalties and service fees from Hasbro.  Toy segment sales are also recognized from sales of licensed-in properties such as Curious George.

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

We expect the Film Production segment’s operations to look very different starting in 2008, when we release our first self-produced films. At that time, we will begin recognizing revenue.  As we recognize revenue for a particular theatrical release, we will amortize the related capitalized film production costs in the proportion that the recognized revenue bears to the total estimated lifetime revenues of the theatrical release.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

Set forth below is certain operating information for our segments.

	Licensing (2)	Publishing	Toys (3)	Film Production	Corporate (1)	Total
	(in thousands)
Three months ended September 30, 2007
Net sales	$66,061	$34,867	$22,714	$–	$–	$123,642
Operating income (loss)	45,315	15,042	13,760	(1,157)	(7,251)	65,709

Three months ended September 30, 2006
Net sales	$28,225	$30,923	$33,013	$–	$–	$92,161
Operating income (loss)	17,242	13,127	7,368	(3,812)	(6,298)	27,627

Nine months ended September 30, 2007
Net sales	$214,214	$95,356	$66,949	$–	$–	$376,519
Operating income (loss)	162,969	41,256	39,744	(4,457)	(16,710)	222,802

Nine months ended September 30, 2006
Net sales	$101,715	$79,868	$84,999	$–	$–	$266,582
Operating income (loss)	62,418	32,461	14,632	(5,327)	(17,990)	86,194

(1) During the three-month period ended March 31, 2007, we recorded a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox Plan.

(2) During the three-month period ended September 30, 2007, we recorded unusually high amounts ($16.8 million) received in settlements of audit claims and also recorded a non-recurring charge of $4.7 million related to a contractual obligation.

(3)  During the three-month period ended September 30, 2007, we recorded a charge of  $0.7 million and reduced revenue by $0.4 million in connection with an anticipated recall of approximately 175,000 units of Curious George toys produced by us in 2005.

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

Assumptions used for the 2007 and 2006 expense include a discount rate of 5.7% and 5.40%, respectively, and an expected rate of return on plan assets of 6.5% for each year.

	Three Months Ended		Nine Months End
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Total cost for plan period:
Service cost	$–	$–	$–	$–
Interest cost	285	287	856	862
Expected return on plan assets	(244)	(231)	(731)	(693)
Amortization of:
Unrecognized net (gain)/loss	54	65	162	196
Unrecognized prior service cost	(13)	(13)	(40)	(40)
Unrecognized net asset obligation	–	–	–	–
Net periodic pension cost	$82	$108	$247	$325

8.	INCOME TAXES

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the tax environment changes.

Our effective tax rate for the three-month period ended September 30, 2007 (33.6%) was lower than the statutory rate due primarily to the benefit associated with the minority share of the Joint Venture and a discrete tax benefit of 2.7%, primarily from a reduction of deferred tax liabilities related to our Hong Kong subsidiary, offset by state and local taxes.  Our effective tax rate for the nine-month period ended September 30, 2007 (37.0%) was higher than the statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture.  Our effective tax rate for the three-month period ended September 30, 2006 (42.1%) was higher than the statutory rate due primarily to state, local, and foreign taxes.  Our effective tax rate for the nine-month period ended September 30, 2006 (36.9%) was higher than the statutory rate due primarily to state, local, and foreign taxes, offset by the release of state tax reserves as a result of a favorable tax ruling during the second quarter of 2006.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and, therefore, our tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on our effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2007) and lesser in periods when the operating results of the Joint Venture are lower (2006).

The decrease in our three-month effective tax rate for September 30, 2007 as compared to the three-month effective tax rate for September 30, 2006 resulted primarily from the effect of the benefit associated with the minority share of the Joint Venture and the discrete tax benefit described above.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

We retain various state and local net operating loss carryforwards of $375 million, which will expire in various jurisdictions in the years 2007 through 2026.  As of September 30, 2007, there was a valuation allowance of $1.5 million against a capital loss, certain foreign losses, and state net operating loss carryforwards, as it is more likely than not that such assets will not be realized in the future.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation, we recognized an increase in the reserves for uncertain tax positions of approximately $26 million, including interest and penalties.  This increase in reserves for uncertain tax positions was offset, in part, by deferred tax assets established for the federal tax benefit related to uncertain state tax positions and resulted in a net reduction to the January 1, 2007 retained earnings balance of approximately $19 million.  The total unrecognized tax benefits at implementation were approximately $36 million. If recognized, $24 million of those unrecognized tax benefits would favorably affect the effective tax rate.

The reserves for uncertain tax positions have been increased by approximately $9 million as a result of tax positions taken in the current period.  As of September 30, 2007, the total unrecognized tax benefits were approximately $45 million, and if recognized, $29 million of those unrecognized tax benefits would favorably affect the effective tax rate.

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2007
(unaudited)

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

TOC

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	A decrease in the level of media exposure or popularity of our characters
•	Financial difficulties of licensees
•	Changing consumer preferences, including diminished demand for toys as a result of recalls
•	Movie and television-production delays and cancellations
•	Concentration of our Toy business in one licensee
•	Uncertainties to do with our entry into the film production business, such as:
o	We might be unable to attract and retain creative talent
o	Our films might be less successful economically than we anticipate
o	Our films might be more expensive to make than we anticipate
o	Union activity or other events which could interrupt film production, including a strike by Hollywood writers, directors and actors
o	We might be disadvantaged by changes or disruptions in the way films are distributed
o	We might lose potential sales because of piracy of films and related products
o	We will be primarily dependent on a single distributor for each film
o	We will depend on our studio distributors for the implementation of internal controls related to the accounting for film-production activities
o	We might fail to meet the conditions set by the lenders for the funding of films
o	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four
o	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

The risk factors above are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Management Overview of Business Trends

We operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.  The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility to fund the production of our films. This expansion has resulted in the creation of our Film Production segment, which we began to present separately in the fourth quarter of 2006.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing, producing and distributing our own theatrical releases are reported in our Film Production segment, as these operations are inherently different than that of licensing our characters. The film facility is described below.

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

Major entertainment events play an important role in driving sales of licensed products, and a significant portion of the Licensing segment’s 2006 initiatives were focused on the movie Spider-Man 3, which was released worldwide in May 2007.  In 2007, our licensing segment revenue reflects the benefit of the release of Spider-Man 3. The Licensing segment’s 2007 initiatives are focused on the Iron Man and The Incredible Hulk movies, which are scheduled for release in 2008. Revenue related to the 2006 Spider-Man 3 merchandise licensing initiative began to be recognized in the first quarter of 2007 when licensees were first permitted to begin exploiting merchandise relating to that movie.  As a result, Licensing segment revenue is significantly higher in the nine-month period of 2007 than in the nine-month period of 2006 and our full year licensing results in 2007 will also be significantly better than the licensing results achieved in 2006.  Ghost Rider, released in February 2007, and Fantastic Four: Rise of the Silver Surfer, released in June 2007, have also contributed to 2007 Licensing segment revenue, although not as significantly as Spider-Man 3.

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

The earnings process is not complete if, among other things, we have significant continuing involvement under the license, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee.  In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty payments are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition, or future minimum payments that we have determined are assured of collection in advance of recognition, are recorded as deferred revenue.  In any case where we are unable to determine that the licensee is sufficiently creditworthy, we recognize revenue only to the extent of cash collections.  When cumulative reported royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when earned and are referred to as “overages”.

TOC

        Publishing
We experienced continued growth from the direct market and bookstores in the third quarter of 2007. The Publishing segment is focused on expanding distribution to channels such as the mass market, and expanding its product line to a younger demographic.  We are in the process of expanding our advertising and promotions business with an increased emphasis on custom publishing.  In the second quarter of 2006, the Publishing segment began publishing Civil War, a limited edition comic book series with tie-ins to certain established comic book series.  The five issues of Civil War published in 2006 were the year’s five top-selling comic books in the U.S.   As expected, we experienced continued momentum from Civil War and its tie-ins during the nine-month period ending September 30, 2007, with the release of the final two issues of this series in the first quarter of 2007, and the release of trade paperbacks related to Civil War and the release of the related series, The Death of Captain America, in the second quarter of 2007.  In addition, during the first quarter of 2007, we released the Stephen King series Dark Tower: The Gunslinger Born, and during the second quarter of 2007, we released World War Hulk, a limited edition comic book series with tie-ins to other established comic book series.  We expect the momentum from Civil War, Dark Tower: The Gunslinger Born and World War Hulk to continue into the fourth quarter of 2007.

Toys
Our Toy segment’s sales in 2007 primarily consist of royalties and service fees from our master toy license with Hasbro.  The Toy segment also generated revenue from sales of its licensed-in properties such as Curious George.  Toy sales in 2006 were primarily generated from Marvel-branded action figures produced by us. The year 2006 was a transitional one for our Toy segment operations due to the late 2005 termination of an agreement with our exclusive toy licensee, and in early 2006, our entering into multi-year licensing and services agreements with Hasbro.  Toys made by Hasbro under its license, in general, became available for retail sale starting in 2007.

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

The first two films under production by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in 2008.  As of September 30, 2007, our Film Production segment had capitalized film production costs of $201.0 million, primarily for these productions. Our capitalized film production costs will increase during the remainder of 2007 as our production efforts proceed.

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

We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility.  At that stage, if the film’s initial funding conditions are met, we are able to borrow under the film facility an amount equal to the incremental overhead expenses incurred by us related to that film in an amount not exceeding 2% of the budget for that film under the film facility, plus development costs. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.  In February 2007 and June 2007, Iron Man and The Incredible Hulk, respectively, met their initial funding conditions and initial fundings of these productions were made.

While theatrical films featuring the characters listed above may be financed and produced by us only through the film facility, we retain all other rights associated with those characters. In addition, we may continue to license our other characters for movie productions by third parties, obtain financing to produce movies based on our other characters ourselves or with others or, with the consent of the film facility lenders, finance and produce films based on our other characters through the film facility.

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

TOC

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

Results of Operations

Three-month period ended September 30, 2007 compared with the three-month period ended September 30, 2006

Net Sales

	Three Months ended September 30,
	2007	2006	% Change
	(dollars in millions)

Licensing	$ 66.0	$ 28.3	133%
Publishing	34.9	30.9	13%
Toys	22.7	33.0	(31)%
Total	$ 123.6	$ 92.2	34%

Our consolidated net sales of $123.6 million for the third quarter of 2007 were $31.4 million higher than net sales in the third quarter of 2006.  This increase primarily resulted from significant increases in revenue related to Spider-Man 3 from the joint venture with Sony Pictures Entertainment Inc. (“Sony Pictures”), called Spider-Man Merchandising L.P. (the “Joint Venture”).  Unusually high amounts received in settlements of audit claims also contributed significantly to the increase in net sales.

                Licensing segment net sales increased $37.7 million during the third quarter of 2007, due to a $23.4 million increase in Joint Venture revenue related to the May 2007 release of Spider-Man 3.  There was no merchandise licensing revenue recorded for Spider-Man 3 until the first quarter of 2007, when licensees were first permitted to begin exploiting merchandise relating to Spider-Man 3.  Licensing segment net sales benefited during the 2007 period from unusually high amounts ($16.8 million) received in settlements of audit claims.  The significant increase in Joint Venture revenue caused third-quarter 2007 Licensing segment net sales to increase as a percentage of consolidated net sales from 31% in the 2006 quarter to 53% in the 2007 quarter.  Full-year 2007 revenues in our Licensing segment will be higher than 2006, both in dollars and as a percentage of net sales, primarily due to licensing associated with Spider-Man 3.

TOC

Net sales from the Publishing segment increased $4.0 million to $34.9 million for the three months ended September 30, 2007, primarily due to an increase of $1.1 million in sales of trade paperbacks and hard cover books and an increase of $1.6 million in comic book sales.  These increases reflect an increase in trade titles published and strong unit sales associated with World War Hulk, a limited edition comic book series with tie-ins to other established comic book series.  Net sales also benefited from Dark Tower: The Gunslinger Born, a comic book series based on novels by Stephen King, sales of which began in the first quarter of 2007.  Custom publishing also increased $1.3 million due to an increase in the value and number of projects.  Publishing segment net sales decreased as a percentage of consolidated net sales from 34% in 2006 to 28% in 2007 as a result of the 133% increase in Licensing segment net sales.  We expect that 2007 Publishing segment net sales will continue to benefit from the Dark Tower: The Gunslinger Born series, as hard cover books went on sale in the fourth quarter, and from the World War Hulk series.

In the third quarter of 2007, Toy segment net sales consisted mostly of royalty and service fee revenues earned from Hasbro, whereas Toy segment net sales in the third quarter of 2006 were based on our sales to retailers.  As a result of this change, Toy segment net sales decreased $10.3 million compared to the prior-year period and also decreased as a percentage of consolidated net sales.  In the third quarter of 2007, Toy segment net sales included $16.2 million of royalty and service fee revenue earned by us associated with Hasbro’s sales to retailers.  Toy segment net sales in the remainder of 2007 will continue to consist primarily of royalty and service fee revenues earned from Hasbro.  Toy segment net sales as a percentage of consolidated net sales will be lower in 2007 than in 2006 because those sales will consist of revenues from royalty and service fees based on Hasbro’s sales to retailers rather than revenue from our own sales to retailers.

Cost of Revenues

	Three Months Ended September 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	14.4	41%	13.2	43%
Toys	3.1	14%	16.5	50%
Total	$ 17.5	14%	$ 29.7	32%

Consolidated cost of revenues decreased $12.2 million to $17.5 million for the third quarter of 2007 compared with the third quarter of 2006, primarily due to the reduction of toy-production costs resulting from our cessation of the direct manufacture and sale of Marvel-branded toys. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 14% during the third quarter of 2007, as compared to 32% in the comparable 2006 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs.  Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues.  We generally hire writers and artists on a non-exclusive freelance basis but we also have exclusive contracts with certain key writers and artists.  In addition, we outsource the printing of our comic books to unaffiliated companies and these costs are subject to fluctuations in paper and ink prices.  Publishing segment cost of revenues as a percentage of Publishing segment net sales decreased from 43% during the three months ended September 30, 2006 to 41% during the three months ended September 30, 2007.  Rising costs of talent and paper in the third quarter of 2007 were absorbed by higher unit sales of comic and trade books.  In addition, per unit print cost of trade paperbacks and comic books in the current quarter declined compared to the prior-year quarter due to larger print runs, which resulted in lower unit costs and generated higher margins.  The increase in cost of revenue of $1.2 million is primarily associated with increased sales.

TOC

Toy segment cost of revenues consists of product and package manufacturing, shipping and buying agents' commissions. The most significant portion of cost of revenues is product and package manufacturing.  The decrease in Toy segment cost of revenues from 50% of Toy segment net sales during the three-month period ended September 30, 2006 to 14% during the three-month period ended September 30, 2007, reflects the elimination of manufacturing costs to produce Marvel-branded toys, as discussed above.  Toy segment cost of revenue will continue to decrease for the remainder of 2007, as compared to 2006, both in dollars and as a percentage of Toy segment net sales, as Hasbro continues to manufacture and sell Marvel-branded toys.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 20.5	31%	$ 11.0	39%
Publishing	5.4	15%	4.6	15%
Toys	4.9	22%	6.1	18%
Film Production	1.6	N/A	2.0	N/A
Corporate Overhead	7.1	N/A	6.3	N/A
Total	$ 39.5	32%	$ 30.0	33%

Consolidated selling, general and administrative (“SG&A”) expenses of $39.5 million for the third quarter of 2007 were $9.5 million greater than SG&A expenses in the prior-year period, primarily due to increases in the Licensing and Publishing segments and Corporate Overhead, which was partially offset by decreases in the Toy segment SG&A.  Consolidated SG&A as a percentage of net sales decreased to 32%, from 33%, for the quarter ended September 30, 2007 primarily due to the increase in Joint Venture licensing segment net sales.

Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios for their share of license royalty income, which are variable expenses based on licensing revenues.  We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed-upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films.  Licensing segment SG&A expenses of $20.5 million for the three months ended September 30, 2007 were $9.5 million greater than the prior-year period principally as a result of an increase in foreign commissions due to an increase in international sales generated by the Joint Venture and increased professional fees as we pursue audits of our licensees.  Also, during the three months ended September 30, 2007, we recorded a non-recurring charge of $4.7 million related to a contractual obligation.  As a percentage of Licensing segment net sales, Licensing segment SG&A decreased from 39% to 31%.  This resulted from the significant increase in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs.  Publishing segment SG&A expenses increased $0.8 million during the three-month period ended September 30, 2007 over the comparable period in 2006, principally due to increased employee compensation and increased distribution fees associated with increased sales.  Publishing segment SG&A expenses as a percentage of Publishing segment net sales for the third quarter of 2007 were consistent with the third quarter of 2006.

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, royalties payable to movie studios for their share of certain toy sales, and royalties payable on toy sales based on characters licensed from third parties, such as Universal Studios Licensing LLLP (licensor of the Curious George character), and on toys developed by outside inventors. Toy segment SG&A for the third quarter of 2007 decreased $1.2 million compared with the third quarter of 2006, principally due to a $0.7 million decrease in general selling expenses and a $0.7 million reduction of payroll as a result of the shift to Hasbro discussed above.  As a percentage of Toy revenue, Toy SG&A expenses in the third quarter of 2007 increased 4% as compared to the third quarter of 2006 due to the decrease in Toy revenue

TOC

caused by the shift from selling Marvel-branded toys to earning royalty and service fee income from Hasbro.

SG&A for our Film Production segment consists primarily of employee compensation and the expenses associated with our California office. The Film Production segment was created in September 2005, upon execution of the film facility.  SG&A expenses decreased $0.4 million from the third quarter of 2006 to the third quarter of 2007 due to the capitalization of overhead costs related to The Incredible Hulk and Iron Man film productions.

Corporate overhead expenses for the third quarter of 2007 increased $0.8 million compared with the third quarter of 2006 primarily due to an increase in legal fees associated with the defense of our intellectual property rights.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.9 million to $1.4 million in the third quarter of 2007 (from $3.3 million in the third quarter of 2006) as a result of decreased tooling costs due to the cessation of our production of Marvel-branded toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income increased $2.1 million to $0.5 million in the third quarter of 2007 (from a $1.6 million loss in the third quarter of 2006).  In the third quarter of 2007, other income primarily resulted from a $1.2 million appreciation in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 to mitigate our risk of fluctuations in the Canadian dollar with respect to the Canadian filming of The Incredible Hulk production. This increase was partially offset by a $0.7 million decrease in the fair value of our interest rate cap associated with the film facility.   In the third quarter of 2006, other income principally consisted of a $1.8 million decrease in the fair value of our interest rate cap associated with the film facility.

Operating Income

	Three Months Ended September 30,
	2007		2006
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 45.3	69%	$ 17.2	61%
Publishing	15.0	43%	13.1	42%
Toys	13.8	61%	7.4	22%
Film Production	(1.2)	N/A	(3.8)	N/A
Corporate Overhead	(7.2)	N/A	(6.3)	N/A
Total	$ 65.7	53%	$ 27.6	30%

Consolidated operating income increased $38.1 million to $65.7 million for the third quarter of 2007, primarily due to the significant increase in net sales from the Licensing segment, which generates the highest margins.  In addition, margins in the Toy segment were significantly higher as a result of the shift in revenue earned from self-produced goods in the prior period to higher margin licensing and service fee revenues earned from Hasbro in 2007.  This also caused consolidated operating margins to increase significantly, from 30% during the third quarter of 2006 to 53% during the third quarter of 2007.

TOC

Operating income in the Licensing segment increased $28.1 million, primarily due to increases in merchandise licensing revenue from the Joint Venture. Operating margins increased in the Licensing segment from 61% during the third quarter of 2006 to 69% during the third quarter of 2007 as a result of higher Joint Venture revenues and the unusually high amounts received in settlements of audit claims.  The margins of Joint Venture merchandise licensing are higher than most other merchandise licensing in the Licensing segment because Sony Pictures’ share of the Joint Venture’s operating results is classified as minority interest expense, whereas other studios’ share of license royalty income is recorded within SG&A expense.

Operating income in the Publishing segment increased $1.9 million and margins improved slightly from 42% in the third quarter of 2006 to 43% in the comparable quarter of 2007 due to the increase in net sales volume and improved gross margins resulting from larger press runs of more successful titles.

Operating income in the Toy segment increased $6.4 million in the third quarter of 2007 compared with the third quarter of 2006 predominantly due to improved gross margins as a result of the royalty and service fee revenue earned from Hasbro as well as the reduction in SG&A expenses.  Operating margins increased to 61% in the third quarter of 2007 from 22% in the third quarter of 2006 predominantly as a result of higher margins from royalty and service fees based on Hasbro’s sales to retailers in 2007, compared with lower margins earned from our own sales to retailers in 2006.

For the third quarter of 2007, the Film Production operating costs reflect the SG&A costs noted above, and were increased by a $0.7 million decrease in the fair value of the interest rate cap, associated with our film facility, and partially offset by a $1.2 million increase in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 in connection with The Incredible Hulk production.  For the third quarter of 2006, the Film Production operating costs reflect the SG&A costs noted above, and were partially offset by a $1.8 million increase in the fair value of the interest rate cap.

For the third quarters of 2007 and 2006, the Corporate Overhead operating costs primarily reflect the SG&A costs noted above.

Interest Expense

	Three Months ended September 30,
	2007	2006	$ Change
	(dollars in millions)

Interest incurred, HSBC line of credit	$ –	$ 1.3	$ (1.3)
Interest incurred, film facilities	6.4	3.3	3.1
Total Interest incurred	6.4	4.6	1.8
Less: Interest capitalized	(2.7)	–	(2.7)
Total	$ 3.7	$ 4.6	$ (0.9)

From the 2006 period to the 2007 period, there was a $1.8 million increase in the amount of interest we incurred.  The increase was primarily the result of borrowings for the movie productions Iron Man (beginning in the first quarter of 2007) and The Incredible Hulk (beginning in the second quarter of 2007), offset by a decrease in our short-term borrowings under our HSBC line of credit to finance repurchases of our common stock.  During the third quarter of 2007, $2.7 million of interest cost related to movie production borrowings was capitalized into the productions, leading to a $0.9 million reduction in interest expense from the 2006 period to the 2007 period.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.4 million to $0.6 million in the third quarter of 2007 as compared to the third quarter of 2006.

TOC

Income Taxes

Our effective tax rate for the three-month period ended September 30, 2007 (33.6%) was lower than the statutory rate due primarily to the benefit associated with the minority share of the Joint Venture and a discrete tax benefit of 2.7%, primarily from a reduction of deferred tax liabilities related to our Hong Kong subsidiary, offset by state and local taxes.  Our effective tax rate for the three-month period ended September 30, 2006 (42.1%) was higher than the statutory rate due primarily to state, local, and foreign taxes.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and, therefore, our tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on our effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2007) and lesser in periods when the operating results of the Joint Venture are lower (2006).

The decrease in our three-month effective tax rate for September 30, 2007 as compared to the three-month effective tax rate for September 30, 2006 resulted primarily from the effect of the benefit associated with the minority share of the Joint Venture and the discrete tax benefit described above.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $5.3 million in the three-month period ended September 30, 2007 and $0.2 million in the comparable period of 2006. This increase of $5.1 million reflects the increased operations from licensing associated with the Spider-Man films, the most recent of which was the May 2007 release of Spider-Man 3.

Earnings per Share

Diluted earnings per share increased to $0.45 in the third quarter of 2007 from $0.16 in the third quarter of 2006 reflecting a 175% increase in net income and a 5% reduction in the weighted average number of shares outstanding due to the effect of treasury share repurchases (8.5 million shares acquired between October 1, 2006 and September 30, 2007).

Nine-month period ended September 30, 2007 compared with the nine-month period ended September 30, 2006

Net Sales

	Nine Months ended September 30,
	2007	2006	% Change
	(dollars in millions)

Licensing	$ 214.2	$ 101.7	111%
Publishing	95.4	79.9	19%
Toys	66.9	85.0	(21)%
Total	$ 376.5	$ 266.6	41%

Our consolidated net sales of $376.5 million for the nine-month period ended September 30, 2007 were $109.9 million higher than net sales in the comparable period of 2006.  This increase primarily resulted from significant increases in Joint Venture licensing revenue related to Spider-Man 3.

TOC

Licensing segment net sales increased $112.5 million during the nine-month period ended September 30, 2007, primarily due to a $95.8 million increase in Joint Venture revenue related to the May 2007 release of Spider-Man 3.  There was no merchandise licensing revenue recorded for Spider-Man 3 until the first quarter of 2007 when licensees were first permitted to begin exploiting merchandise relating to Spider-Man 3.  Licensing segment net sales benefited during the 2007 period from unusually high amounts ($18.3 million) received in settlements of audit claims.  Also contributing to the increase of Licensing revenue is an increase in domestic sales of licensed merchandise of $4.8 million, primarily due to the higher collection of overages.  The significant increase in Joint Venture revenue caused nine-month period ended September 30, 2007 Licensing segment net sales to increase as a percentage of consolidated net sales from 38% in the nine-month period ended September 30, 2006 to 57% in the nine-month period ended September 30, 2007.  Full-year 2007 revenues in our Licensing segment will be higher than 2006, both in dollars and as a percentage of net sales, primarily due to licensing associated with Spider-Man 3.

Net sales from the Publishing segment increased $15.5 million to $95.4 million for the nine-month period ended September 30, 2007, primarily due to an increase of $5.5 million in sales of trade paperbacks and hard cover books and an increase of $7.3 million in comic book sales.  These increases reflect an increase in trade titles published and strong unit sales of the final two comic-book issues of the Civil War series and related trade paperbacks, The Death of Captain America, the Stephen King series, Dark Tower: The Gunslinger Born and the World War Hulk series.  Custom publishing also increased $1.9 million due to an increase in the value and number of projects.  Publishing segment net sales decreased as a percentage of consolidated net sales from 30% in 2006 to 25% in 2007 as a result of the 111% increase in Licensing segment net sales.  We expect that 2007 Publishing segment net sales will continue to benefit from the Dark Tower: The Gunslinger Born series, as hard cover books went on sale in the fourth quarter, and from the World War Hulk series.

In 2007, Toy segment net sales have consisted mostly of royalty and service fee revenues earned from Hasbro, whereas Toy segment net sales in 2006 were based on our sales to retailers.  As a result of this change, Toy segment net sales decreased $18.1 million compared to the prior-year period and also decreased as a percentage of consolidated net sales.  In the nine-month period ended September 30, 2007, Toy segment net sales included $53.3 million of royalty and service fee revenue associated with Hasbro’s sales to retailers.  Toy segment net sales in the remainder of 2007 will continue to consist primarily of royalty and service fee revenues earned from Hasbro.  Toy segment net sales as a percentage of consolidated net sales will be lower in 2007 than in 2006 because those sales will consist of revenues from royalty and service fees based on Hasbro’s sales to retailers rather than revenue derived from our own sales to retailers.

Cost of Revenues

	Nine Months Ended September 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ –	N/A	$ –	N/A
Publishing	39.2	41%	35.2	44%
Toys	7.7	12%	41.2	48%
Total	$ 46.9	12%	$ 76.4	29%

Consolidated cost of revenues decreased $29.5 million to $46.9 million for the nine-month period ended September 30, 2007 compared with the nine-month period ended September 30, 2006, primarily due to the reduction of toy-production costs resulting from our cessation of the direct manufacture and sale of Marvel-branded toys. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 12% during the nine-month period ended September 30, 2007, as compared to 29% in the comparable 2006 period.

TOC

Publishing segment cost of revenues as a percentage of Publishing segment net sales decreased from 44% during the nine months ended September 30, 2006 to 41% during the nine months ended September 30, 2007.  Rising costs of talent and paper in the third quarter of 2007 were absorbed by higher unit sales of comic and trade books.  In addition, per unit print cost of trade paperbacks and comic books in the current quarter declined compared to the prior-year quarter due to larger print runs, which resulted in lower unit costs and generated higher margins.  The increase in cost of revenue of $4.0 million is primarily associated with increased sales.

The decrease in Toy segment cost of revenues from 48% of Toy segment net sales during the nine-month period ended September 30, 2006 to 12% during the nine-month period ended September 30, 2007, reflects the elimination of manufacturing costs to produce Marvel-branded toys, as discussed above.  Toy segment cost of revenue will continue to decrease in the remainder of 2007, as compared to 2006, both in dollars and as a percentage of Toy segment net sales, as Hasbro continues to manufacture and sell Marvel-branded toys.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)

Licensing	$ 50.6	24%	$ 39.2	39%
Publishing	14.9	16%	12.2	15%
Toys	16.5	25%	22.3	26%
Film Production	6.2	N/A	4.5	N/A
Corporate Overhead	16.4	N/A	18.0	N/A
Total	$ 104.6	28%	$ 96.2	36%

Consolidated selling, general and administrative (“SG&A”) expenses of $104.6 million for the nine-month period ended September 30, 2007 were $8.4 million greater than SG&A expenses in the comparable prior-year period, primarily due to increases in the Licensing and Publishing segments and Film Production operations, which was partially offset by decreases in the Toys segment SG&A and Corporate Overhead.  Consolidated SG&A as a percentage of net sales decreased to 28%, from 36% for the nine-month period ended September 30, 2006 primarily due to the significant increase in Joint Venture Licensing segment net sales.

Licensing segment SG&A expenses of $50.6 million for nine months ended September 30, 2007 were $11.4 million above the prior-year period principally as a result of an increase in agents’ sales commissions primarily related to foreign Joint Venture licensing revenue and increased licensing promotion expense related to the Joint Venture and increased professional fees as we pursue audits of our licensees.  Also, during the third quarter of 2007, we recorded a non-recurring charge of $4.7 million related to a contractual obligation.  As a percentage of Licensing segment net sales, Licensing segment SG&A decreased significantly from 39% to 24%.  This resulted from the significant increase in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.

Publishing segment SG&A expenses increased $2.7 million during the nine-month period ended September 30, 2007 over the comparable period in 2006, principally due to increased employee compensation and increased distribution fees associated with increased sales.  Publishing segment SG&A expenses as a percentage of Publishing segment net sales for the nine-month period ended September 30, 2007 increased slightly compared with the nine-month period ended September 30, 2006.

Toy segment SG&A expenses decreased $5.8 million for the nine-month period ended September 30, 2007 principally as a result of the establishment of additional reserves in 2006 for estimated uncollectible amounts due from Toy Biz Worldwide, Ltd. (“TBW”) in the amount of $2.6 million, which reserves were reduced by $1.4 million in 2007 upon settling with TBW.  This caused a decrease of $4.0 million in Toy segment SG&A in the nine-month period ended September 30, 2007 compared with the prior-year period.  In addition, general selling expenses decreased $2.5 million and

TOC

payroll decreased $3.2 million as a result of the shift to Hasbro discussed above.  These decreases were partially offset by a $5.4 million increase in royalties, primarily payable to studios.  The 26% reduction in SG&A expenses also caused SG&A as a percentage of Toy segment sales to decrease from 26% during the nine-month period ended September 30, 2006 to 25% during the nine-month period ended September 30, 2007, despite the 21% decrease in Toy segment revenue that was caused by the shift from selling Marvel-branded toys to earning royalty and service fee income from Hasbro.

The increase in Film Production operating costs of $1.7 million in the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006, reflects the ramp-up of our film production business, which was partially offset by the capitalization of overhead costs related to The Incredible Hulk and Iron Man film productions.

Corporate overhead expenses for the nine-month period ended September 30, 2007 decreased $1.6 million compared with the nine-month period ended September 30, 2006 primarily resulting from a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox International Retirement Plan.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.5 million to $4.7 million in 2007 (from $9.2 million in 2006) as a result of decreased tooling costs due to the cessation of our production of Marvel-branded toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income increased $1.0 million to $2.5 million in 2007 (from $1.5 million in 2006).  In the nine-month period ended September 30, 2007, other income primarily resulted from a $2.0 million appreciation in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 to mitigate our risk of fluctuations in the Canadian dollar with respect to the Canadian filming of The Incredible Hulk production. This increase was partially offset by a $0.1 million decrease in the fair value of our interest rate cap associated with the film facility.   In the nine-month period ended September 30, 2006, other income principally consisted of $1.6 million of non-recurring income resulting from payments received for our agreement to vacate leased property earlier than provided for in a lease and our agreement to allow our tenant to vacate property earlier than provided for in its lease and from a $0.8 million decrease in the fair value of the interest rate cap associated with the film facility.

Operating Income

	Nine Months Ended September 30,
	2007		2006
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$ 163.0	76%	$ 62.4	61%
Publishing	41.3	43%	32.5	41%
Toys	39.7	59%	14.6	17%
Film Production	(4.5)	N/A	(5.3)	N/A
Corporate Overhead	(16.7)	N/A	(18.0)	N/A
Total	$ 222.8	59%	$ 86.2	32%

Consolidated operating income increased $136.6 million to $222.8 million for the nine-month period ended September 30, 2007, primarily due to the significant increase in net sales from the Licensing segment, which generates the highest margins.  In addition, margins in the Toy segment were significantly higher in 2007 as a result of the shift in revenue earned from self-produced goods in 2006

TOC

due to higher margin licensing and service fee revenues earned from Hasbro in 2007.   This also caused consolidated operating margins to increase significantly, from 32% during the nine-month period ended September 30, 2006 to 59% during the nine-month period ended September 30, 2007.

Operating income in the Licensing segment increased $100.6 million, primarily due to increases in merchandise licensing revenue from the Joint Venture. Operating margins increased significantly in the Licensing segment from 61% during the nine months ended September 30, 2006 to 76% during the nine months ended September 30, 2007, primarily as a result of higher Joint Venture revenues.  The margins of Joint Venture merchandise licensing are higher than most other merchandise licensing in the Licensing segment because Sony Pictures’ share of the Joint Venture’s operating results is classified as minority interest expense, whereas other studios’ shares of license royalty income is recorded within SG&A expense.

Operating income in the Publishing segment increased $8.8 million and margins improved from 41% in the nine months ended September 30, 2006 to 43% in the nine months ended September 30, 2007 due to the increase in net sales volume with improved gross margins resulting from larger press runs of more successful titles.

Operating income in the Toy segment increased $25.1 million in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 predominantly due to improved gross margins as a result of the royalty and service fee revenue earned from Hasbro as well as the reduction in SG&A expenses. Operating margins increased to 59% in the nine-month period ended September 30, 2007 from 17% in the comparable period of 2006 predominantly as a result of higher margins from royalty and service fees based on Hasbro’s sales to retailers in 2007, compared with lower margins earned from our own sales to retailers in 2006.

For the nine months ended September 30, 2007, the Film Production operating costs reflect the SG&A costs noted above, and were increased by a $0.1 million decrease in the fair value of the interest rate cap, associated with our film facility, and partially offset by a $2.0 million increase in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 in connection with The Incredible Hulk production.  For the nine months ended September 30, 2006, the Film Production operating costs reflect the SG&A costs noted above, and were increased by a $0.8 million decrease in the fair value of the interest rate cap.

For the nine months ended September 30, 2007 and 2006, the Corporate Overhead operating costs primarily reflect the SG&A costs noted above.

Interest Expense

	Nine Months ended September 30,
	2007	2006	$ Change
	(dollars in millions)

Interest incurred, HSBC line of credit	$ 0.1	$ 1.9	$ (1.8)
Interest incurred, film facilities	14.7	9.7	5.0
Total Interest incurred	14.8	11.6	3.2
Less: Interest capitalized	(5.0)	–	(5.0)
Total	$ 9.8	$ 11.6	$ (1.8)

From the 2006 period to the 2007 period, there was a $3.2 million increase in the amount of interest we incurred.  The increase was primarily the result of borrowings for the movie productions Iron Man (beginning in the first quarter of 2007) and The Incredible Hulk (beginning in the second quarter of 2007), offset by a decrease in our short-term borrowings under our HSBC line of credit to finance repurchases of our common stock.  During the nine months ended September 30, 2007, $5.0 million of interest cost related to movie production borrowings was capitalized into the productions, leading to a $1.8 million reduction in interest expense from the 2006 period to the 2007 period.

TOC

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.8 million to $2.0 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Income Taxes

Our effective tax rate for the nine-month period ended September 30, 2007 (37.0%) was higher than the statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture.  Our effective tax rate for the nine-month period ended September 30, 2006 (36.9%) was higher than the statutory rate due primarily to state, local, and foreign taxes, offset by the release of state tax reserves as a result of a favorable tax ruling during the second quarter of 2006.

We are not responsible for the income taxes related to the minority share of the Joint Venture income, and, therefore, our tax provision has been reduced for the benefit associated with the minority share of the Joint Venture income, yielding a lower effective tax rate. The impact of this reduction on our effective tax rate is greater in periods when the operating results of the Joint Venture are higher (2007) and lesser in periods when the operating results of the Joint Venture are lower (2006).

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $23.2 million in the nine months ended September 30, 2007 and $0.9 million in the comparable period of 2006. This increase of $22.3 million reflects the increased operations from licensing associated with the Spider-Man films, the most recent of which was the May 2007 release of Spider-Man 3.

Earnings per Share

Diluted earnings per share increased to $1.34 in the nine months ended September 30, 2007 from $0.53 in the nine months ended September 30, 2006 reflecting a 139% increase in net income and a 5% reduction in the weighted average number of shares outstanding due to the effect of treasury share repurchases (8.5 million shares acquired between October 1, 2006 and September 30, 2007).

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, our film facilities and the HSBC line of credit, described below.  We anticipate that our primary uses for liquidity will be to conduct our business and to repurchase our common stock.

Net cash provided by operating activities decreased $100.2 million to $16.3 million during the nine months ended September 30, 2007, compared to $116.5 million during the comparable prior-year period.  The decrease was due primarily to an increase of $185.9 million in our film production expenditures which was partially offset by strong cash collections from our licensing and publishing segments and income tax refunds received during the period.

Our film-production expenditures, which appear on our statement of cash flows as cash used in operating activities, will continue throughout 2007.  Those expenditures are funded primarily by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.  Although our net cash flow overall from operating, investing and financing activities is expected to remain positive, our cash flow from operating activities for the year ending December 31, 2007 is expected to be negative.

Our working capital deficiency increased $42.4 million from $58.6 million at December 31, 2006 to $101.0 million at September 30, 2007.  This increase in the deficiency is primarily the result of  $212.0 million of treasury stock repurchases and a $23.0 million increase in short-term borrowings to fund long-term film production costs in 2007 related to the Iron Man Facility and Hulk Facility (both of which are defined below). These increases were partially offset by cash generated from operations, primarily strong collections from the Licensing and Publishing segments and income tax refunds, and

TOC

a $58.4 million reduction of current deferred revenue primarily related to Spider-Man 3 merchandise licensing, of which a significant portion was recognized as revenue in the first quarter of 2007, when licensees were permitted to exploit their licenses.

Net cash flows used in investing activities for the nine-month period ended September 30, 2007 reflect the purchase of short-term investments using our excess cash and an increase in restricted cash primarily resulting from strong collections from Joint Venture activities. In addition, restricted cash increased due to $13.2 million of cash held in The Incredible Hulk film production bank accounts, which may only be used for the production of this film.  These funds consist of advance borrowings from our film facility necessary to fund Canadian forward contracts that became due late in the third quarter.  Net cash flows from investing activities for the nine months ended September 30, 2006 reflect the sale of short-term investments to finance our stock repurchase program, which was partially offset by capital expenditures of $14.5 million, primarily required by the transition from our 2005 master toy licensee to manufacture and sell toys in 2006.

With respect to financing activities, during the nine-month period ended September 30, 2007, under our stock repurchase program, we repurchased 8.5 million shares of our common stock at a cost of $212.0 million.  The 2007 repurchases were financed through cash generated from operations.  As of September 30, 2007, the value of shares that are available to be purchased under the existing Board authorization is $38.1 million.  During the nine-month period ended September 30, 2006, we repurchased 15.6 million shares of our common stock at a cost of $287.4 million  under a stock repurchase program authorized in November 2005 and subsequent programs announced on May 4 and June 5, 2006.  During the period October 1, 2007 to November 5, 2007, we did not repurchase any additional shares of our common stock.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on our characters.  The film facility consists of $465 million in revolving senior debt and $60 million in debt referred to as mezzanine debt, which is subordinated to the senior debt.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior debt an investment grade rating.  In addition, Ambac Assurance Corporation has insured repayment of the senior debt, raising its rating to AAA.  The interest rate for the senior debt, including Ambac’s fees, is LIBOR or the commercial paper rate, as applicable, plus 1.635%.  This rate is subject to increase if the credit rating of the senior debt is downgraded.  The interest rate for the mezzanine debt is LIBOR plus 7.00%. We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for outstanding debt under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. Pursuant to the terms of the financing, the mezzanine credit was drawn on first and will remain outstanding for the life of the senior debt facility.  As of September 30, 2007, MVL Film Finance LLC had $218.6 million in outstanding borrowing through the film facility to fund the production of our Iron Man and The Incredible Hulk movies, and to finance transaction costs (and interest thereon) related to the development and closing of the facility.  We must comply with a minimum tangible net worth covenant and various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the film facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the film facility. We have maintained compliance with our covenants under the film facility since its inception.

We generate pre-sale proceeds from distributors who buy the right to distribute our self-produced films in the territories of Australia/New Zealand, Spain, France, Germany and Japan.  As contemplated by the film facility, we use Iron Man’s and The Incredible Hulk’s pre-sale proceeds toward funding the production of those films.  Most of the payments from our foreign distributors, however, are not due until after delivery of the completed film.

In order to bridge the gap between Iron Man’s production expenditures and the distributors’ payment described above, we closed a $32.0 million bridge financing on February 27, 2007 with Comerica Bank (the “Iron Man Facility”).  The financing was closed through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, and proceeds of the financing may only be used to fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL

TOC

Productions LLC, has entered into with third-party distributors to distribute Iron Man in these territories. This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.    The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of September 30, 2007, the Iron Man Facility had $15.2 million in outstanding borrowings.

Similarly, in order to bridge the gap between The Incredible Hulk’s production expenditures and the distributors’ payment described above, we closed a $32.0 million financing on June 29, 2007 with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC, and proceeds of the financing may only be used to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the territories of Australia/New Zealand, Spain, France, Germany and Japan and the contracts that our affiliate, MVL Productions LLC, has entered into with third-party distributors to distribute The Incredible Hulk in these territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of September 30, 2007, the Hulk Facility had $7.8 million in outstanding borrowings.

During the period from October 1, 2007 through November 5, 2007, we borrowed an additional $28.4 million under the above facilities.

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  During the quarter ended September 30, 2007, the HSBC Line of Credit was amended to replace the minimum net worth covenant with a net income covenant and a minimum market capitalization requirement.  The HSBC Line of Credit, as amended, contains customary event-of-default provisions and a default provision based on our market capitalization.  The facility contains covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR-plus-1.25% per annum.  As of September 30, 2007, we had $0.2 million of letters of credit outstanding and no borrowings outstanding under the HSBC Line of Credit.

We are in compliance with all of our covenants under the above debt arrangements.

Our capital expenditures for the nine months ended September 30, 2007 and 2006 were $2.4 million and $14.5 million, respectively.  We expect no significant capital expenditures for the balance of 2007.

In connection with The Incredible Hulk production, we have entered into forward currency contracts to mitigate our exposure to fluctuations in the value of the Canadian dollar.  As of September 30, 2007, $10.0 million of Canadian dollar forward currency contracts were outstanding, which were settled in October 2007.  The average Canadian dollar to US dollar exchange rate of these outstanding contracts was 1.079.

We believe that our cash and cash equivalents, cash flows from operations, the film facilities, the HSBC line of credit and other sources of liquidity will be sufficient for us to conduct our business and make repurchases, if any, under our current stock repurchase program.

TOC

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

With respect to film production activities outside the United States, we attempt to mitigate the effect of currency fluctuations on our production costs through the use of forward currency contracts.  In connection with our Canadian production activities for The Incredible Hulk, we have entered into forward currency contracts, $10 million of which were outstanding at September 30, 2007, to mitigate our exposure to fluctuations in the value of the Canadian dollar.

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

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.  It should be noted, however, that:

•
In connection with the risk factor describing our exposure to changing consumer preferences, demand for our toys could decrease as a result of recent safety-based recalls or the issuance of recalls in the future.

•
In connection with the risk factor describing our exposure to a union strike, a strike by the Writers Guild of America began in early November 2007.  If the strike is prolonged, or if a strike by Hollywood actors or directors were also to occur, it could cause a significant disruption to our film-production activities, and could hurt our associated licensing and toy programs.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 6, 2007, we issued 19,830 shares of our common stock to Bank of America, N.A. pursuant to a cashless exercise of a warrant to purchase 260,417 shares of our common stock at an exercise price of $21.11 per share.  We received no cash proceeds from this transaction. We are relying on the exemption to registration provided by Section 3(a)(9) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2007
July	2,179,019	$25.70	2,179,019
August	2,999,702	$22.49	2,978,723
September	137,250	$22.51	137,250

Total	5,315,971	$23.81	5,294,992	$38.1 million(c)

(a)	This column’s figures include 20,979 shares purchased by the Fleer/Skybox Plan.

(b)
This column represents the number of shares repurchased through a program announced on May 21, 2007, under which we are authorized to repurchase up to $200 million worth of our common stock through December 31, 2007.

(c)	As of September 30, 2007.

TOC

ITEM 6.      EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Kenneth P. West
Kenneth P. West
Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: November 7, 2007