Form 10-K
period 2007-12-31
Marvel Entertainment, Inc.
filed 2008-02-28
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |X|    No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|    No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|	Accelerated filer |_|	Non-Accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_|    No |X|

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1.379 billion based on a price of $25.48 per share, the closing sales price for the Registrant's common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date.

As of February 26, 2008, there were 78,008,242 outstanding shares of the Registrant's common stock, including 642,006 shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, which the Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

i

TOC

ITEM 1.     BUSINESS

Unless the context otherwise requires, the term “we,” “us,” “our,” “Marvel” or “the Company” each refer to Marvel Entertainment, Inc., a Delaware corporation, and its subsidiaries.  Some of the characters and properties referred to in this report are subject to copyright and/or trademark protection.

General

Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.  Our library of characters is one of the oldest and most recognizable collections of characters in the entertainment industry, and includes Spider-Man, Iron Man, The Incredible Hulk, Captain America, Thor, Ghost Rider, The Fantastic Four, X-Men, Blade, Daredevil, The Punisher, Namor the Submariner, Nick Fury, The Avengers, Silver Surfer and Ant-Man.

Our growth strategy has been to increase exposure of our characters by licensing them to third parties for development as movies and television shows.  The increased exposure can then create revenue opportunities for us through increased sales of toys and other licensed merchandise.  Our self-produced movies, the first two of which (Iron Man and The Incredible Hulk) are scheduled for release in 2008, represent an expansion of that strategy that also increases our level of control in developing and launching character brands.  In addition, our self produced movies will offer us an opportunity to participate in the films’ financial performance to a greater extent than we could as a licensor.

We operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.  The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the “Film Facility”) to fund the production of our films. This expansion resulted in the creation of a new segment, the Film Production segment, during 2006.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. The operations of developing and producing our own theatrical releases are reported in our Film Production segment.

We are party to a joint venture with Sony Pictures Entertainment Inc., called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony.  The Joint Venture is consolidated in our accompanying financial statements as a result of our having control of all significant decisions relating to the ordinary course of business of the Joint Venture and our receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.

Licensing

Our Licensing segment licenses our characters for use in a wide variety of products and media, the most significant of which are described below.

Consumer Products

We license our characters for use in a wide variety of consumer products, including toys, apparel, interactive games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.  Revenues from these activities are classified in our Licensing segment, other than revenues from Hasbro, Inc., which are classified in our Toy segment.

TOC

         Studio Licensing

Feature Films.  We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters.  We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men, Daredevil/Elektra, Ghost Rider, Namor the Submariner and The Punisher.  Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.

Television Programs. We license our characters for use in television programs.  Several live-action and animated television shows based on our characters are in various stages of development including live-action television programming based on Moon Knight and animated programming based on Iron Man, X-Men and the Incredible Hulk.

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. Releases, to date, have included Ultimate Avengers, Ultimate Avengers 2, The Invincible Iron Man and Doctor Strange.

Destination-Based Entertainment

We license our characters for use at theme parks, shopping malls and special events.  For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan.  We have also licensed our characters for the development of a major theme park in Dubai.

Promotions

We license our characters for use in short-term promotions of other companies’ products and services.  Recent examples are a license to Proctor and Gamble for the appearance of Spider-Man on Pampers-brand training pants and swim pants and a license to Philips Consumer Electronics BV for the appearance of The Incredible Hulk in a television commercial and in-store advertisements for Philips television sets.

Publications

Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of coloring and activity books.

Publishing

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America.  Trade paperbacks are compilations of previously printed periodicals collected to tell a “complete” story.  Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel characters.  Our titles include Spider-Man, X-Men, Fantastic Four, Iron Man, The Incredible Hulk, Captain America and Ghost Rider.

TOC

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

Customers, Marketing and Distribution

Our comic book and trade paperback publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the “direct market”), (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the “mass market”) and (iii) on a subscription sales basis.

In 2007, the Publishing segment continued to be the comic industry leader, with 40% of the dollar share and 45% of the unit share of the direct market channel.  In 2007, approximately 68% of the Publishing segment's net sales were derived from sales to the direct market.  We distribute our publications to the direct market through an unaffiliated entity (Diamond Comic Distributors, Inc.).  We print periodicals to order for the direct market, thus minimizing the cost of printing and marketing excess inventory.

For the years ended December 31, 2007, 2006 and 2005, approximately 17%, 15% and 13%, respectively, of the Publishing segment’s net sales were derived from sales to the mass market.

In addition to revenues from the sale of comic books and trade paperbacks to the direct market and the mass market, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics.  For the years ended December 31, 2007, 2006 and 2005, approximately 15%, 15% and 17%, respectively, of the Publishing segment's net sales were derived from these sources.  In most of our comic publications, three cover pages and ten interior pages are allocated for advertising.  We permit advertisers to advertise in a broad range of our comic book publications or to advertise in specific groups of titles whose readership’s age is suited to the advertiser.

Our Marvel Online business has had a small but growing impact on Publishing segment revenues, mostly through online advertising and comic subscription sales.  Our website, www.marvel.com, has also proven to be an effective means to market various Marvel products and events.   In 2007, we launched a digital comic subscription service, making over 2,700 previously published Marvel comic books available for viewing online in a proprietary viewer.  We also completed a major re-design of our website and added more content including videos, news and character biographies.   In early 2008, we launched a separate website, www.marvelkids.com, featuring Marvel characters and content for children ages 6-11.  We expect strong growth and diversification in Marvel Online revenues as we continue to increase our online presence.

Toys

In January 2006, we entered into a license agreement with Hasbro, Inc. under which Hasbro has the exclusive right to make action figures, plush toys and role-play toys, and the non-exclusive right to make several other types of toys, featuring our characters.  The license gives Hasbro the right to sell those toys at retail from January 1, 2007 through December 31, 2011.  In some cases, however, Hasbro was permitted to sell toys at retail at the end of 2006.  The license is subject to extension in the event that entertainment productions featuring our characters are not released according to an agreed-upon schedule.  We also entered into a services agreement with Hasbro under which we have agreed to provide brand expertise, marketing support and other services in connection with the licensed toys.  In 2006, royalty and service fee income recognized from Hasbro aggregated $5.2 million.  Most of the Toy segment’s 2006 sales, however, came from toys that we produced and sold ourselves.

TOC

During 2007, our Toy segment’s sales consisted primarily of royalties and service fees from Hasbro, which aggregated $70.9 million.  The Toy segment also generates revenue from sales of licensed-in properties such as Curious George.

Film Production

Our Film Production segment develops, produces and distributes films that are primarily financed with our $525 million film facility and our Iron Man and Hulk facilities, all of which are described below.  The first two films under production by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in May and June 2008, respectively.

The cast of Iron Man includes Robert Downey, Jr. as Tony Stark (a.k.a. Iron Man), Gwyneth Paltrow as Virginia “Pepper” Potts, Terrence Howard as Jim “Rhodey” Rhodes and Jeff Bridges as Obadiah Stane.  All four actors have received or been nominated for Academy Awards for their past work.  Jon Favreau is the director.  The cast of The Incredible Hulk includes Edward Norton as Bruce Banner (a.k.a. The Incredible Hulk), Liv Tyler as Betty Ross, William Hurt as General Thaddeus “Thunderbolt” Ross and Tim Roth as Emil Blonsky (a.k.a. Abomination).  The Incredible Hulk is being directed by Louis Leterrier.  Three of these four actors have received or been nominated for Academy Awards for their past work.

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

Also included as collateral for the film facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to The Incredible Hulk’s girlfriend, Betty Ross, and his nemesis, Abomination, are both pledged as collateral to the film facility.

We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility.  If the film’s initial funding conditions are met, we are able to borrow under the film facility an amount equal to the incremental overhead expenses incurred by us related to that film in an amount not exceeding 2% of the budget for that film under the film facility, plus development costs. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.  In February 2007 and June 2007, Iron Man and The Incredible Hulk, respectively, met their initial funding conditions and funding of these productions began.

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

TOC

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

Terms of the Film Facility

Financing Available; Rate of Interest; Borrowings Outstanding

The film facility expires on September 1, 2016, or sooner if the films produced under the facility fail to meet certain defined performance measures.  The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating.  In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt, raising its rating to AAA.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt.  The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac.

The interest rate for outstanding senior bank debt is LIBOR or the commercial paper rate, as applicable, plus 1.635% in either case.  The film facility also requires us to pay a fee on any senior bank debt capacity that we are not using.  This fee is 0.60%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.

If Ambac’s rating by either S&P or Moody’s falls below AAA, the interest rate for outstanding senior bank debt would increase by 1.30% and the fee payable on any unused senior bank debt capacity would increase by 0.30%.  If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s falls below investment grade, the interest rate for the outstanding senior bank debt could increase by up to an additional 0.815%.  In addition, if we become more leveraged, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.  The mezzanine debt was drawn on first and will remain outstanding for the life of the film facility.

As of December 31, 2007, MVL Film Finance LLC had $246.9 million in total outstanding borrowings through the film facility.  In 2005, we incurred transaction costs of $21.3 million related to the creation of the film facility and we paid $3.2 million for an interest rate cap that effectively limits LIBOR to 6.0% when computing our interest rate for outstanding debt, up to certain varying amounts, under the film facility.  Our first borrowings under the film facility were used to fund the transaction costs and the interest rate cap.  Later borrowings have been used to fund the production, still in process, of Iron Man and The Incredible Hulk.  Additional borrowings under the film facility are used to fund the facility’s interest costs.

         Limitations on Recourse under Film Facility

The borrowings under the film facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC.  In other words, only MVL Film Finance LLC, and not its parent companies, will be responsible for paying back amounts borrowed under the film facility.  MVL Film Finance LLC has pledged, as collateral for the borrowings, the theatrical film rights to the characters included in the film facility.  While the borrowings are non-recourse to us, we have agreed to instruct our subsidiaries involved in the film facility to maintain operational covenants.  If those covenants are not maintained, we may be liable for any actual damages caused by the failure, although our liability would be subject to limitations, including the exclusion of consequential damages.

TOC

Use of Funds

Funds under the film facility will be used for the production of up to ten films featuring characters included in the film facility.  Funds may be used to produce more than one film based on a single character or character family, so even if ten films are produced using the funds from the film facility, not all characters and character families included in the facility will necessarily be the subject of a film financed under the facility.

Initial Funding Conditions

For any film included in the film facility, an initial funding may be made only if certain conditions are met.  The conditions include obtaining a satisfactory completion bond, production insurance and distribution for the film, and compliance with representations, warranties and covenants.  The distribution requirements, described in detail below, require us to pre-sell the distribution rights to each film in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”) and to obtain an agreement with a major studio to distribute the film in all other territories.  The proceeds from the Reserved Territory pre-sales will be used to fund the film in development.  To obtain a completion bond, we will need to have in place the main operational pieces to producing a film, including approved production, cash flow and delivery schedules, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer.

In February 2007 and June 2007, Iron Man and The Incredible Hulk, respectively, met their initial funding conditions and funding of these productions began.

Additional Initial Funding Conditions for Fifth Film and each Film Thereafter

There are additional conditions to the initial funding for the fifth film and for each film thereafter, including (i) a minimum ratio of the assets of MVL Film Finance LLC to its liabilities and (ii) a minimum percentage of the aggregate production budgets for each film covered by pre-sale of the distribution rights to the Reserved Territories, the proceeds of any government rebate, subsidy or tax incentive program and any other source of co-financing.  In the event either of these conditions are not satisfied after the funding of our first four films, funding for the fifth and all remaining productions may not be funded under the film facility.

Unrestricted Proceeds of the Film Facility

In connection with each film released under the film facility, we are entitled to retain a producer fee of five percent of any gross receipts and of any amounts received in connection with the sale of the Reserved Territories or other co-financing sources.  We will also retain, after the payment of miscellaneous third party agency fees and participations, all film-related merchandising revenues, such as revenues from toy sales and product licensing based on the movies. These merchandising revenues and the producer fee are neither pledged as collateral nor subject to cash restrictions under the film facility.

         Restricted Proceeds of the Film Facility

MVL Film Finance LLC will receive and retain funds from revenue streams such as our share of box office receipts, DVD/VHS sales and television.  Any sums remaining after payments of residuals and participations to talent, distribution fees and expenses (including marketing costs), interest expense and production costs will be placed into a blocked account maintained by MVL Film Finance LLC.  Sums in that account may be used only for the production of films and repayment of indebtedness under the film facility.  After the release of the third film, funds may be withdrawn from the blocked account for our general corporate purposes if we have met conditions including compliance with financial coverage tests and a minimum balance requirement.  After three films, funds may be withdrawn for our general purpose only if the balance in the blocked account is at least $350 million.  For each film thereafter until film nine, the balance requirement is reduced by $50 million.

TOC

Ability to Refinance or Discontinue Film Facility

The film facility allows MVL Film Finance LLC to either refinance or simply discontinue the financing at any time without penalty by prepaying all outstanding indebtedness.

Development and Distribution of the Films Financed through the Film Facility

As a film development company, MVL Productions LLC, a wholly-owned consolidated subsidiary of ours, engages in a broad range of pre-production services.  Those services include developing film concepts and screenplays, preparing budgets and production schedules, obtaining production insurance and completion bonds and forming special-purpose, bankruptcy-remote subsidiaries to produce each film as a work-made-for-hire for MVL Film Finance LLC.  MVL Productions LLC has also entered into studio distribution agreements with Paramount Pictures Corporation and Universal Pictures, a division of Universal City Studios, LLLP.

Distribution: Worldwide Excluding Reserved Territories

MVL Productions LLC’s studio distribution agreement with Paramount requires Paramount, at the request of MVL Productions LLC, to distribute up to ten films financed and produced under the film facility.  Paramount is required to release each film during one of two prime release periods each year: the Spring/Summer and Fall/Holiday seasons.  Under the studio distribution agreement, Paramount has guaranteed MVL Productions LLC wide distribution outside of the Reserved Territories with commensurate advertising and marketing efforts for each film.  Included in Paramount’s distribution rights are exclusive theatrical and non-theatrical (e.g., exhibition on airplanes, schools and military installations), home video, pay television and international television distribution rights.  Excluded are all distribution rights with respect to the Reserved Territories and free television distribution in the United States.  As compensation for its services under the studio distribution agreement, after remitting to us 5% of the film’s gross receipts, Paramount is permitted to recoup its distribution costs and expenses (including print and advertising costs and payments of residuals and participation costs owed to talent) for each film from the gross receipts of each film and to receive its distribution fee before we receive our share of gross receipts.

Universal Studios has agreed to distribute Marvel’s film The Incredible Hulk and sequels on essentially the same terms as those on which Paramount has agreed to distribute the other films financed and produced under the film facility.

Distribution: Reserved Territories

MVL Productions LLC is required to pre-sell the distribution rights for each film in the Reserved Territories.  The proceeds of these pre-sale arrangements will provide a source of funding for the direct costs of the films in addition to the film facility. Obtaining a cumulative, minimum target budget percentage from such pre-sales, the proceeds of any government rebate, subsidy or tax incentive program and any other source of co-financing is a condition to the initial funding for the fifth film and for each film thereafter.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the “Iron Man Facility”) through our wholly-owned consolidated subsidiary, Iron Works Productions LLC.  The proceeds of this financing may only be used to fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute Iron Man in the Reserved Territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR (4.70% at December 31, 2007) plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of December 31, 2007, the Iron Man Facility had $25.5 million in outstanding borrowings.

TOC

Hulk Facility

On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC.  The proceeds of this financing may only be used to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute The Incredible Hulk in the Reserved Territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of December 31, 2007, the Hulk Facility had $16.8 million in outstanding borrowings.

For further information about our segments, see Note 12 to our accompanying consolidated financial statements.

Intellectual Property

Our most valuable assets are our library of proprietary characters, the stories we have published for decades, the associated copyrights, trademarks and goodwill and our “Marvel” and “Marvel Comics” trade names.  We believe that our library of characters and stories could not easily be replicated. We conduct an active program of maintaining and protecting our intellectual property rights in the United States and abroad.  Our principal trademarks have been registered in the United States and in certain of the countries in Western Europe, Latin America, Asia (including many Pacific Rim countries), the Middle East and Africa.  While we have registered numerous trademarks in these countries, and expect that our rights will be protected there, certain countries do not have laws that protect United States holders of intellectual property as strongly as laws in the United States, and what rights we have in those countries can be difficult to enforce.  There can be no assurance that our rights will not be violated or our characters “pirated.”

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

The Publishing segment competes with numerous publishers in the United States.  Some of the Publishing segment's competitors, such as DC Comics, are part of integrated entertainment companies and have greater financial and other resources than we do.  The Publishing segment also faces competition from other entertainment media, such as movies and television.

In its capacity as a licensor to Hasbro, the Toy segment faces competition similar to that of the Licensing segment.  In its capacity as a producer and seller of toys, the Toy segment competes with many larger toy companies in the design and development of new toys, in the procurement of licenses and for adequate retail shelf space for its products.

TOC

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

Employees

As of December 31, 2007, Marvel employed approximately 250 people.  We also contract for creative work on an as-needed basis with over 500 active freelance writers and artists.  Our employees are not subject to any collective bargaining agreements.  Management believes that Marvel’s relationship with its employees is good.

Financial Information about Geographic Areas

The following table sets forth revenues from external customers by geographic area:

Revenue by Geographic Area
(in millions)
	2007		2006		2005

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing*	$178.5	$94.2	$83.9	$43.3	$182.0	$48.1
Publishing	106.9	18.8	90.9	17.6	77.3	15.1
Toys**	53.1	34.3	82.2	33.9	47.7	20.3
Total	$338.5	$147.3	$257.0	$94.8	$307.0	$83.5

*Includes U.S. revenue derived from the Joint Venture of $70.8 million, $3.4 million and $13.1 million for 2007, 2006, and 2005, respectively.  Includes foreign revenue derived from the Joint Venture of $51.2 million, $0.7 million and $11.6 million for 2007, 2006, and 2005, respectively.

**$38.5 million and $4.4 million of U.S. toy revenues and $32.4 million and $0.8 million of foreign toy revenues for 2007 and 2006, respectively, are attributable to royalties and service fees generated from our licensee, Hasbro.  In 2005, $37.1 million of U.S. toy revenue and $14.7 million of foreign toy revenue is attributable to royalties and service fees generated by our licensee, Toy Biz Worldwide, Ltd. (“TBW”).

Government Regulations

Our toy operations are subject to laws such as the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act.  Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect children from hazardous toys and other articles.  The CPSC has the authority to exclude from the market articles that are found to be hazardous.  Similar laws exist in some states and cities in the United States and in other countries throughout the world.  For products that we produce and sell, we maintain a quality control program (including the inspection of goods at factories and the retention of an independent quality-inspection firm) designed to ensure compliance with applicable laws.

TOC

Available Information

Our Internet address is www.marvel.com.  Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.  We also make available on our website our Code of Business Conduct and Ethics, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  We are providing our Internet address here solely for the information of investors.  We do not intend to incorporate the contents of the website into this report.  Printed copies of the information referred to in this paragraph are also available on written request sent to: Corporate Secretary, Marvel Entertainment, Inc., 417 Fifth Avenue, New York, New York 10016.

Certification with the New York Stock Exchange

On June 4, 2007, our chief executive officer filed, with the New York Stock Exchange, the CEO certification regarding our compliance with the exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.

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

Financial difficulties of licensees.  We have licensed to other parties the exclusive right to manufacture and sell various character families in important merchandise categories such as footwear, costumes and interactive games.  Our revenues could be adversely affected if those licensees or any of our other significant non-exclusive licensees, many of whom have significant future payment obligations to us, experience financial difficulties or bankruptcy.

TOC

Changing consumer preferences.  Our products (and those of our licensees) are subject to changing consumer preferences.  In particular, products based on feature films are, in general, successfully marketed for only a limited period of time following the film's release.  Existing product lines might not retain their current popularity or new products developed by us or our licensees might not meet with the same success as current products.  Our licensees and we might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy (and the strategy of many of our licensees) is to make products based on the anticipated success of feature film releases and TV broadcasts.  If these releases and broadcasts are not successful, these products may not be sold profitably or even at all.  Demand for our toys could decrease as a result of safety-based recalls such as the one we issued in November 2007 for some of our Curious George toys.  In addition, demand for Marvel-branded merchandise could decrease in the event of safety problems in products produced and sold by our licensees.

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

Concentration of Toy Business in One Licensee.  Most of our toy revenue is now generated under a license with Hasbro.  Disruption to our relationship with Hasbro or financial difficulties of Hasbro could adversely affect our revenues.  In addition, the retail toy business is highly concentrated, and an adverse change in the relationship between Hasbro and one or more of its major customers could have a material adverse effect on us.  The bankruptcy or other lack of success of one or more significant toy retailers could materially decrease our earnings under the Hasbro license.

Uncertainties to do with our entry into the film production business.  We have only recently entered into the film-production business, with the closing in September 2005 of a $525 million financing for a slate of films to be produced by our Film Production segment.  Though we have acted as a co-producer and worked alongside film studios that have licensed our characters, we have never produced films by ourselves before and we will not necessarily be successful.  In addition, we have to make significant up-front investments in film development costs and will not be able to borrow those amounts from the film facility if for some reason the film in development does not meet the lenders’ conditions for funding.  If the lenders’ conditions are met, repayment of their loan will depend on the films’ financial success.  Should proceeds from the films be insufficient to repay the loan, we could lose the film rights to some important Marvel characters.  In addition, our consolidated statements of net income (also known as our “income statement” or “profit and loss statement”) will reflect any losses suffered by the film facility even if we do not have to fund those losses, and as a result, the volatility of our consolidated financial results could increase.  Among the factors that might cause the developments described above, or other material adverse developments, are the following:

•
We might be unable to attract and retain creative talent. The success of the film facility depends to a degree on our ability to hire, retain and motivate top creative talent. Making movies is an activity that requires the services of individuals, such as actors, directors and producers, who have unusual creative talents. Individuals with those talents may be more difficult to identify, hire and retain than are individuals with general business management skills. We have to hire and retain creative talent to assist us in making our movies. If we experience difficulty in hiring, retaining or motivating creative talent, the production of our films could be delayed or the success of our films could be adversely affected.

TOC

•
Our films might be less successful economically than we anticipate. We cannot predict the economic success of any of our films because the revenue derived from the distribution of a film depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a film also depends upon the public’s acceptance of competing films, critical reviews, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized recording, transmission and distribution of films, general economic conditions, weather conditions and other tangible and intangible factors, none of which can be predicted with certainty.  We expect to release a limited number of films per year as part of the film facility. The commercial failure of just one of those films could have a material adverse effect on our results of operations in both the year of release and in the future.

•
Our films might be more expensive to make than we anticipate.  We expect that the financing will provide the capital required to produce the film facility.  Expenses associated with producing the films could increase beyond the financing’s limit, however, because of a range of things such as an escalation in compensation rates of talent and crews working on the films or in the number of personnel required to work on films, or because of creative problems or difficulties with technology, special effects and equipment.  In addition, unexpected circumstances sometimes cause film productions to exceed budget.

•
Our film productions might be disrupted or delayed.  Our movies productions are subject to long and inflexible schedules.  Disruptions or delays to those schedules, by a union strike (such as the one currently threatened by the Screen Actors Guild for the summer of 2008) or by any other event, could cause us to incur additional costs, miss an anticipated release date, go for long periods without releasing a movie or all of the above, and could hurt our associated licensing and toy programs.

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

•
We will be primarily dependent on a single distributor for each film. If our studio distributor (Paramount or, in the case of The Incredible Hulk and its sequels, Universal) were to fail to perform under its distribution agreement or if it were to experience financial difficulties, our ability to distribute our films and to receive proceeds from our films could be impaired.

TOC

•
We will depend on our studio distributors for the implementation of internal controls related to the accounting of film-production activities. Because of Paramount’s and Universal’s role as distributor and paymaster of the film facility films, we will depend on them to have internal controls over financial reporting related to the films they distribute and to provide us with information related to those internal controls.  Paramount’s and Universal’s internal controls might not be sufficient to allow us to meet our internal control obligations, to allow our management to properly assess those controls or to allow our independent registered public accounting firm to attest to our management’s assessment.  Paramount or Universal might fail to cure any internal control deficiencies related to the films that they distribute for us.  We may be unable to effectively create compensating controls to detect and prevent errors or irregularities in Paramount’s and Universal’s accounting to us and others.

•
We might fail to meet the conditions set by the lenders for the funding of films. An initial funding of films in the film facility will be made only if the lenders’ conditions are met.  Those conditions include our obtaining a completion bond and production insurance, and our arranging for distribution in the territories not served by our studio distributor.  To obtain a completion bond we will need to have in place the main operational pieces to producing a film, including approved schedules for production, cash flow and delivery, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer.  We might not be able to satisfy those conditions and obtain a completion bond.  In addition, there are very few companies that provide completion bonds in the amounts that we will require, and if the one company with which we have so far made arrangements were to exit the business, we might be unable to obtain a completion bond under any circumstances.  If the lenders’ conditions are not met, the film in question will not be funded and we will be forced to absorb the up-front film development costs, which could be material, by using our own funds.

•
We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four.  In order for more than four films to be funded, the film facility will have to pass an interim asset test and a co-financing test.  We intend to satisfy the co-financing test mostly with foreign pre-sales proceeds and foreign tax credits, but if those proceeds and credits are not sufficient, then we may have to find other sources of funding, which might not be available on attractive terms.  If those tests are not passed, the film facility may be cut short and, because fewer films will be available to repay the lenders, our risk of losing film rights to some of our characters will increase.

•
Accounting related to the production of our films may result in significant fluctuations in our reported income or loss. Accounting rules require that our consolidated statements of net income reflect profits and losses of the film facility, even if we do not have to fund those losses ourselves.  The result may be significant fluctuations, and increasing volatility, in our reported financial results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

                Not applicable.

TOC

ITEM 2.     PROPERTIES

Marvel has the following principal properties:

Facility	Location	Square Feet	Owned/Leased
Office (1)	New York, New York	65,253	Leased
Office (2)	Beverly Hills, California	18,418	Leased
Office (3)	London, England	1,700	Leased
(1)Used by our Publishing and Toys segments.
(2)Used by our Licensing and Film Production segments.
(3)Used by our Licensing segment.
Our Licensing segment also leases office space in West Palm Beach, Florida.

ITEM 3.     LEGAL PROCEEDINGS

The information required by Part I, Item 3 is incorporated herein by reference to the information appearing under the caption “Commitments and Contingencies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II hereof.  The caption can be found on page 42, below.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matters were submitted to a vote of Marvel’s security holders.

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

Fiscal Year	High	Low
2006
First Quarter	$20.12	$15.96
Second Quarter	$20.80	$18.84
Third Quarter	$24.44	$17.40
Fourth Quarter	$29.23	$24.37
2007
First Quarter	$30.91	$26.44
Second Quarter	$30.00	$25.48
Third Quarter	$26.81	$22.03
Fourth Quarter	$29.08	$22.75

As of February 26, 2008, the number of holders of record of our common stock was 3,646.

We have not declared any dividends on our common stock.

TOC

Performance Graph

The following graph compares the cumulative total stockholder return on shares of our common stock with that of (i) the New York Stock Exchange Composite Index and (ii) the Amex Media (Communications) Index.

The comparison assumes that, immediately after the close of business on December 31, 2002, $100 was invested in shares of our common stock and in the stocks included in the NYSE Composite Index and the Amex Media (Communications) Index, and that all dividends were reinvested. These indexes, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

Value of $100 Invested Over Period Presented:

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Marvel Entertainment, Inc.	$100.00	$324.16	$342.09	$273.61	$449.50	$446.16
NYSE Composite	$100.00	$131.73	$151.45	$165.62	$199.52	$217.21
AMEX Media (Communications)	$100.00	$171.66	$117.72	$118.97	$115.02	$120.85

TOC

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, derived from our audited financial statements, for the five-year period ended December 31, 2007.  Marvel has not declared dividends on its common stock during any of the periods presented below.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statements of Net Income Data:
Net sales	$485,807	$351,798	$390,507	$513,468	$347,626
Operating income	274,429	112,560	171,167	224,413	167,222
Income before income tax expense and minority interest	263,232	98,800	171,048	206,872	150,372
Income from continuing operations	139,823	58,704	102,819	124,877	151,648
Income from continuing operations per common share	1.75	0.71	1.03	1.17	1.50
Net income	139,823	58,704	102,819	124,877	151,648
Diluted net income per common share (1)	1.70	0.67	0.97	1.10	1.34
Preferred dividends	–	–	–	–	1,163

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance sheet data:
Working capital (deficit)	$(108,483)	$(58,559)	$2,532	$142,231	$214,198
Total assets	817,358	623,865	573,546	714,814	741,857
Borrowings	246,862	50,200	25,800	–	–
Other non-current debt	–	–	–	–	150,962
Stockholders’ equity	181,503	254,891	360,600	546,500	469,450
Treasury stock	894,940	682,886	395,536	91,001	32,955

(1)The net income used to calculate diluted net income per common share is net of preferred dividends in 2003.

TOC

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes thereto, and the other financial information included elsewhere in this Report.

Set forth below is a discussion of our financial condition and our results of operations for the three fiscal years in the period ended December 31, 2007.

Overview

Management Overview of Business Trends

We operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.  The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility to fund the production of our films.  This expansion has resulted in the creation of our Film Production segment, which we began to present separately in the fourth quarter of 2006.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment.  However, the operations of developing, producing and distributing our own theatrical releases are reported in our Film Production segment, as these operations are inherently different than that of licensing our characters.  While we expect continued benefit from current movie licenses, our current plans are to self-produce all future films based on our characters that are not licensed to third parties.  The film facility is described below.

The increased exposure of Marvel characters in movies and television shows can create revenue opportunities through increased sales of publishing materials and licensed merchandise.  Prior to 2006, we expanded our character brands principally through licensing them to third parties for developing movie and television shows.   This media licensing strategy, however, has inherent limitations, both in terms of profit potential and control over items such as content, release dates, advertising and merchandising support.  Accordingly, on September 1, 2005, MVL Film Finance LLC, a newly formed, special-purpose, bankruptcy-remote, wholly-owned consolidated Marvel subsidiary, closed a $525 million financing facility that has enabled us to begin producing our own slate of feature films.  The film facility provides us with another vehicle for potential growth.  Films produced by the Film Production segment through the film facility could provide us with a meaningful source of profits and more control over our film projects.  It will also give us greater flexibility to coordinate the timing of licensing programs around Marvel-branded theatrical releases.  We expect to benefit in 2008 from a level of coordination between licensing and film production activities that would not have been possible if those activities were not all performed under one roof.

Licensing

Our Licensing segment is responsible for the licensing, promotion and brand management for all of our characters worldwide. We pursue a strategy of concentrating our licensee relationships with fewer, larger licensees who demonstrate the financial and merchandising capability to manage our portfolio of both classic and movie properties.  A key focus is negotiating strong minimum guarantees while keeping royalty rates competitive.

Another strategy of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting our properties to appeal to new demographic profiles. Initiatives such as Spider-Man and Friends, Marvel Retro and Marvel Juniors have all helped the licensing business expand beyond its traditional classic and event-driven properties.

TOC

Major entertainment events play an important role in driving sales of licensed products, and a significant portion of the Licensing segment’s 2006 initiatives were focused on the movie Spider-Man 3, which was released worldwide in May 2007.  In 2007, our licensing segment revenue reflects the benefit of the release of Spider-Man 3. The Licensing segment’s 2007 initiatives were focused on our self-produced Iron Man and The Incredible Hulk movies, which are scheduled for release in May and June 2008, respectively.  We expect that our 2008 Licensing segment revenue will benefit from the release of the Iron Man and The Incredible Hulk movies, but not as significantly as 2007 Licensing segment revenue benefited from the release of Spider-Man 3.

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

The earnings process is not complete if, among other things, we have significant continuing involvement under the license, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee.  In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty collections are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition are recorded as deferred revenue.  In any case where we are unable to determine that the licensee is sufficiently creditworthy, we recognize revenue only to the extent of cash collections.  When cumulative reported royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when collected and are referred to as “overages”.

Publishing

We experienced continued growth from the direct market and bookstores in 2007. The Publishing segment is focused on expanding distribution to channels such as the mass market, and expanding its product line to a younger demographic.  We are in the process of expanding our advertising and promotions business with an increased emphasis on custom publishing.  In the second quarter of 2006, the Publishing segment began publishing Civil War, a limited edition comic book series with tie-ins to certain established comic book series.  The five issues of Civil War published in 2006 were the year’s five top-selling comic books in the U.S. and the last two issues of Civil War were the second and third top-selling comic books of 2007.  As expected, we experienced continued momentum from Civil War and its tie-ins during 2007, and the release of trade paperbacks related to Civil War and the release of the related series, The Death of Captain America.  The single issue featuring the death of Captain America was the top-selling comic book of 2007.  In addition, during 2007, we released the Stephen King series Dark Tower: The Gunslinger Born and released World War Hulk, a limited edition comic book series with tie-ins to other established comic book series.  A hardcover collected edition of the Dark Tower series was a best-seller among bookstores and in the direct market.   The One More Day/Brand New Day storyline featuring Spider-Man that began in late 2007 led to Marvel consolidating the three monthly Spider-Man titles into one Spider-Man title that will be published three times a month.  In Spring 2008, Marvel plans to publish another major series titled Secret Invasion that will involve many of the Marvel characters and feature tie-ins to many of the Marvel publications, similar to the Civil War series.  The second volume of the Dark Tower series is also planned.  We expect the momentum from the Dark Tower series and One More Day/Brand New Day to continue into 2008 and that Secret Invasions will provide additional momentum.

TOC

        Toys

In January 2006, we entered into a license agreement with Hasbro under which Hasbro has the exclusive right to make action figures, plush toys and role-play toys, and the non-exclusive right to make several other types of toys, featuring our characters.  The license gives Hasbro the right to sell those toys at retail from January 1, 2007 through December 31, 2011.  In some cases, however, Hasbro was permitted to sell toys at retail at the end of 2006.  The license is subject to extension in the event that entertainment productions featuring our characters are not released according to an agreed-upon schedule.  We also entered into a services agreement with Hasbro under which we have agreed to provide brand expertise, marketing support and other services in connection with the licensed toys.  In 2006, royalty and service fee income recognized from Hasbro aggregated $5.2 million.  Most of the Toy segment’s 2006 sales, however, came from toys that we produced and sold ourselves.

During 2007, our Toy segment’s sales consisted primarily of royalties and service fees from Hasbro, which aggregated $70.9 million.  The Toy segment also generates revenue from sales of licensed-in properties such as Curious George.

        Film Production

The expansion of our studio operations to include feature films that we are producing ourselves resulted in the creation of a new segment commencing in 2006, the Film Production segment.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our Film Production segment, as these operations are inherently different than that of licensing our characters.  Our self-produced films are financed primarily with our $525 million film facility and our Iron Man and Hulk facilities, which are described below.

We expect the Film Production segment’s 2008 operations to look very different from its 2007 operations.  In 2008, we will release our first self-produced films, and begin to recognize revenue and to amortize our film inventory as described below.

Film Inventory

In general, we are responsible for all of the costs of developing and producing our feature films.  The film’s distributor is responsible for the out-of-pocket costs, charges and expenses (including contingent compensation and residual costs, to a defined limit) incurred in the distribution, manufacturing, printing and advertising, marketing, publicizing and promotion of the film in all media.  After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional cash proceeds.  Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor.

In accordance with the AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (SOP 00-2), we capitalize all direct film production costs, such as salaries, visual effects and set construction.  Those capitalized costs, along with capitalized overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory.  Capitalization of film production overhead and interest costs commences upon completion of the initial funding requirements of the production and ceases upon completion of the production.  Production overhead includes allocable costs, including salaries and benefits (including stock compensation), of individuals or departments with exclusive or significant responsibility for the production of films.  Capitalized production overhead does not include other selling, general and administrative expenses.

In accordance with SOP 00-2, we also capitalize, into film inventory, the costs of projects in development.  Those costs consist primarily of script development.  In the event that a film is not scheduled for production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs will be expensed.

TOC

Once a film is released, in accordance with SOP 00-2, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period (“Current Revenue”) bears to the film’s then-estimated total revenue over a period not to exceed ten years (“Ultimate Revenue”).  The amount of film inventory amortized into costs of revenue as a percentage of film revenue may vary from period to period due to several factors, including changes in the mix of films earning revenue, and changes in any film’s Ultimate Revenue and costs.

The first two films under production by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in May and June 2008, respectively.  As of December 31, 2007, our Film Production segment had film inventory of $264.8 million, primarily for these productions.  In addition, for the year ended December 31, 2007, the Film Production segment incurred $8.7 million in selling, general and administrative expenses, consisting primarily of non-capitalized employee compensation and the segment’s share of the expenses associated with our California office.

Revenue

The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.

Revenue from the theatrical distribution of our films in most territories will begin to be recognized when theatrical receipts are reported to us by the film’s distributor.  In these territories, we will recognize revenue from each film in the amount of five percent of gross receipts and, beyond that, to the extent that gross receipts exceed the distributor’s fee and the costs payable by the distributor.  There are five territories in which we have received minimum guaranties from local distributors.  In those territories, we will begin to recognize revenue when the film is available for exhibition in theaters.

Revenue from the sale of home video units will be recognized when video sales to customers are reported by our distributors.  We will follow the practice of providing for future returns of home entertainment product at the time the products are sold.  We will calculate an estimate of future returns of product by analyzing a combination of our distributors’ historical returns, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers.  Based on this information, a percentage of each sale will be reserved for possible returns, provided that the customer has the right of return.  Generally, customer payment terms are expected to be within 90 days from the end of the month in which the product will be shipped.  Actual returns will be charged against the reserve.

Revenue from both free and pay television licensing agreements will be recognized at the time the production is made available for exhibition in those markets.

Changes in estimates of future Ultimate Revenues from feature films could result in the write-off or the acceleration of the amortization of film inventory.  Unamortized film inventory is evaluated for impairment each reporting period on a film-by-film basis.  If estimated remaining revenue is not sufficient to recover the unamortized film inventory, the unamortized film inventory will be written down to fair value.  In any given quarter, if the Film Production segment lowers its forecast of Ultimate Revenue for any individual film, we will accelerate the amortization of the film inventory related to that film.

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

Also included as collateral for the film facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to The Incredible Hulk’s girlfriend, Betty Ross, and his nemesis, Abomination, are both pledged as collateral to the film facility.

We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility.  If the film’s initial funding conditions are met, we are able to borrow under the film facility an amount equal to the incremental overhead expenses incurred by us related to that film in an amount not exceeding 2% of the budget for that film under the film facility, plus development costs. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.  In February 2007 and June 2007, Iron Man and The Incredible Hulk, respectively, met their initial funding conditions and funding of these productions began.

We recorded interest expense, net of interest capitalized, related to the film facility of $13.7 million and $12.8 million during the years ended December 31, 2007 and 2006, respectively.  Interest charges associated with borrowings to fund the productions are capitalized during the production and post-production periods, rather than expensed.  Our interest expense related to the film facility will increase in 2008, when the Iron Man and The Incredible Hulk productions are completed, which will then require that interest costs incurred related to the borrowings for these productions be expensed.  During the years ended December 31, 2007 and 2006, interest associated with film productions of $8.4 million and $0.2 million, respectively, was capitalized and was included in film inventory on the accompanying consolidated balance sheet.

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

TOC

Our Results of Operations

Year ended December 31, 2007 compared with the year ended December 31, 2006

Net Sales

Our net sales are generated from (i) licensing the Marvel characters for use on consumer products, promotions, feature films, television programs, theme parks and various other areas; (ii) publishing comic books and trade paperbacks, including related advertising revenues; and (iii) selling our toys.

	Years ended December 31,
	2007	2006	% Change
	(dollars in millions)

Licensing	$272.7	$127.2	114%
Publishing	125.7	108.5	16%
Toys	87.4	116.1	(25)%
Total	$485.8	$351.8	38%

Sales Mix by Segment:	Years ended December 31,
	2007	2006

Licensing	56%	36%
Publishing	26%	31%
Toys	18%	33%
Net Sales	100%	100%

Our consolidated net sales of $485.8 million for 2007 were $134.0 million higher than net sales in 2006.  This was principally due to the 114% increase in Licensing segment net sales, which was mostly attributable to revenue related to Spider-Man 3 merchandising through the joint venture with Sony Pictures Entertainment Inc. (“Sony Pictures”), called Spider-Man Merchandising L.P. (the “Joint Venture”).  In addition, Publishing segment net sales increased 16%.  These increases were partially offset by a 25% decrease in Toy segment net sales.

Licensing segment net sales increased $145.5 million during 2007, mostly due to a $117.9 million increase in Joint Venture revenue related to the May 2007 release of Spider-Man 3.  There was no merchandise licensing revenue recorded for Spider-Man 3 until the first quarter of 2007, when licensees were first permitted to begin exploiting merchandise relating to Spider-Man 3.  Licensing segment net sales also benefited during 2007 from $18.3 million received in settlements of audit claims, an unusually high amount, and a $4.0 million increase in overages revenue.  Studio licensing revenue increased $5.8 million, principally due to revenues associated with the Spider-Man movie properties.  The significant increase in Joint Venture revenue caused 2007 Licensing segment net sales to increase as a percentage of consolidated net sales from 36% in 2006 to 56% in 2007.  Full-year 2007 revenues in our Licensing segment are expected to be higher than in 2008, both in dollars and as a percentage of net sales, primarily due to the expected decrease in licensing revenue associated with Spider-Man 3.

TOC

Net sales from the Publishing segment increased $17.2 million to $125.7 million in 2007, primarily due to an increase of $10.0 million in sales of trade paperbacks and hard cover books and an increase of $3.9 million in comic book sales.  The increase in trade paperbacks and hard covers is attributable to an increase in the sale of Civil War and Dark Tower trade paperbacks.  The growth also reflects an increase in trade titles published.  Comic book sales in 2007 benefited from strong unit sales of the final two comic-book issues of the Civil War series; The Death of Captain America; the Stephen King series, Dark Tower: The Gunslinger Born; and the World War Hulk series.  Custom publishing also increased $2.3 million due to an increase in the value and number of projects.  Although Publishing segment net sales increased from 2006 to 2007, because of the larger relative increases in Licensing segment net sales, Publishing segment net sales decreased as a percentage of consolidated net sales from 31% in 2006 to 26% in 2007.  We expect that 2008 Publishing segment net sales will benefit from the release of the second series of the Dark Tower, and from Secret Invasion, a limited special comic book series expected to be released in Spring 2008.

In 2007, Toy segment net sales consisted mostly of royalty and service fee revenues earned from Hasbro, whereas Toy segment net sales in 2006 were based on our sales to retailers.  As a result of this change, Toy segment net sales in 2007 decreased $28.7 million compared to the prior year and also decreased as a percentage of consolidated net sales.  During 2007, Toy segment net sales included $70.9 million of royalty and service fee revenue associated with Hasbro’s sales to retailers.  The Toy segment also derived revenue from the sale of licensed-in properties of $14.0 million, which represented a $3.3 million decrease from the sale of licensed-in properties during 2006.  Toy segment net sales in 2008 will continue to consist primarily of royalty and service fee revenues earned from Hasbro.

Cost of Revenues

	Years ended December 31,
	2007		2006
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	52.2	42%	47.2	44%
Toys	8.7	10%	56.4	49%
Total	$60.9	13%	$103.6	29%

Consolidated cost of revenues decreased $42.7 million to $60.9 million during 2007 compared with 2006, primarily due to the reduction of toy-production costs resulting from our cessation of the direct manufacture and sale of Marvel-branded toys. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 13% during 2007, as compared to 29% in 2006.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs.  Art and editorial costs, consisting of compensation to editors, writers and artists, account for the most significant portion of publishing cost of revenues.  We generally hire writers and artists on a non-exclusive freelance basis but we also have exclusive contracts with certain key writers and artists.  In addition, we outsource the printing of our comic books to unaffiliated companies and these costs are subject to fluctuations in paper and ink prices.  Publishing segment cost of revenues as a percentage of Publishing segment net sales decreased from 44% during 2006 to 42% during 2007.  Rising costs of talent, ink and paper in 2007 were absorbed by higher unit sales of comic and trade books.  In addition, larger print runs in 2007 resulted in lower unit costs and generated higher margins.  The increase in cost of revenue of $5.0 million is primarily associated with increased sales.

TOC

Toy segment cost of revenues consists of product and package manufacturing, shipping and buying agents’ commissions.  The most significant portion of cost of revenues is product and package manufacturing.  The decrease in Toy segment cost of revenues from 49% of Toy segment net sales in 2006 to 10% in 2007 reflects the elimination of manufacturing costs to produce Marvel-branded toys, as discussed above.  Toy segment cost of revenue will continue to remain at these decreased levels or lower in 2008 as Hasbro continues to manufacture and sell Marvel-branded toys.

Selling, General and Administrative Expenses

	Years ended December 31,
	2007		2006
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$75.7	28%	$49.2	39%
Publishing	19.9	16%	17.2	16%
Toys	20.8	24%	28.0	24%
Film Production	8.7	N/A	6.0	N/A
Corporate Overhead	22.0	N/A	22.7	N/A
Total	$147.1	30%	$123.1	35%

Consolidated selling, general and administrative (“SG&A”) expenses of $147.1 million in 2007 were $24.0 million greater than SG&A expenses in 2006, primarily due to increases in the Licensing segment.  Consolidated SG&A as a percentage of net sales decreased to 30% in 2007 from 35% during 2006, primarily due to the significant increase in Joint Venture Licensing segment net sales.

Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios and talent for their share of license royalty income, which are variable expenses based on licensing revenues.  We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed-upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films.  Licensing segment SG&A expenses in 2007 reflect an increase of $7.2 million in agents’ foreign sales commissions and an $11.8 million increase in royalties payable to actors for use of their likeness in licensed products.  There were also increases in connection with licensing promotion expense related to the Joint Venture and increased professional fees as we pursued audits of our licensees.  Also, during 2007, we recorded a non-recurring charge of $4.7 million related to a contractual obligation.  As a percentage of Licensing segment net sales, Licensing segment SG&A decreased significantly from 39% to 28%.  This resulted from the significant increase in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs.  Publishing segment SG&A expenses increased $2.7 million during 2007 over 2006, principally due to increased employee compensation and increased distribution fees associated with increased sales.  Publishing segment SG&A expenses as a percentage of Publishing segment net sales during 2007 remained consistent with the percentage in 2006.

TOC

Toy segment SG&A expenses consist primarily of payroll, advertising, development costs, royalties payable to movie studios for their share of certain toy sales, and royalties payable on toy sales based on characters licensed from third parties, such as Universal Studios Licensing LLLP (licensor of the Curious George character), and on toys developed by outside inventors.  Toy segment SG&A expenses decreased $7.2 million during 2007 principally as a result of the establishment of additional reserves in 2006 for estimated uncollectible amounts due from Toy Biz Worldwide, Ltd. (“TBW”) in the amount of $2.6 million, which were reduced by $1.4 million in 2007 upon settling with TBW.  This caused a decrease of $4.0 million in Toy segment SG&A in 2007 compared with the prior year.  In addition, general selling expenses decreased $3.1 million and payroll decreased $5.3 million as a result of the shift to Hasbro discussed above.  These decreases were partially offset by a $7.2 million increase in royalties, primarily payable to studios.  We also recorded a $1.1 million charge in connection with a toy recall, of which $0.7 million was reflected in SG&A.  The 26% reduction in SG&A expenses caused SG&A expenses as a percentage of Toy segment sales in 2007 to remain consistent with the percentage in 2006, despite the 25% decrease in Toy segment revenue that was caused by the shift from selling Marvel-branded toys to earning royalty and service fee income from Hasbro.

SG&A expenses for our Film Production segment consist primarily of employee compensation and the allocated expenses associated with our California office. The Film Production segment was created in September 2005, upon execution of the film facility.  The $2.7 million increase in Film Production SG&A expenses in 2007 compared to 2006 reflects the ramp-up of our film production business, which was partially offset by the capitalization of overhead costs related to The Incredible Hulk and Iron Man film productions aggregating $1.0 million during 2007.

Corporate overhead expenses in 2007 decreased $0.7 million compared with 2006 primarily from a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox International Retirement Plan and a $0.4 million decrease in consulting and payroll related expenses, offset by a $1.8 million increase in legal fees.

Depreciation and Amortization

Depreciation and amortization expense decreased $8.3 million to $6.0 million in 2007 (from $14.3 million in 2006) as a result of decreased tooling costs due to the cessation of our production of Marvel-branded toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income increased $0.8 million to $2.6 million in 2007 (from $1.8 million in 2006).  During 2007, other income primarily resulted from $2.1 million in realized gains generated from forward contracts entered into during 2007 to mitigate our risk of fluctuations in the Canadian dollar related to the Canadian filming of The Incredible Hulk. Other income also benefited from $0.6 million in sales of fully depreciated tooling used by our Toy segment.  These increases were partially offset by a $0.9 million decrease in the fair value of the interest rate cap associated with the film facility.

During 2006, other income consisted principally of $1.6 million of non-recurring income resulting from payments received for our agreement to vacate leased property earlier than provided for in a lease and our agreement to allow our tenant to vacate property earlier than provided for in its lease and $0.8 million in sales of fully depreciated tooling used by our Toy segment.  These increases were offset by a $1.5 million decrease in the fair value of the interest rate cap associated with the film facility.

TOC

Operating Income

	Years ended December 31,
	2007		2006
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$196.1	72%	$77.6	61%
Publishing	53.5	43%	44.1	41%
Toys	54.7	63%	21.1	18%
Film Production	(7.5)	N/A	(7.5)	N/A
Corporate Overhead	(22.4)	N/A	(22.7)	N/A
Total	$274.4	56%	$112.6	32%

Consolidated operating income increased $161.8 million to $274.4 million during 2007, primarily due to the significant increase in net sales from the Licensing segment, which generates the highest margins.  In addition, margins in the Toy segment were significantly higher in 2007 as a result of the shift, described above, to high margin licensing and service fee revenues earned from Hasbro.  This also caused consolidated operating margins to increase significantly, from 32% during 2006 to 56% during 2007.

Operating income in the Licensing segment increased $118.5 million, and operating margins increased from 61% to 72%, primarily due to increases in merchandise licensing revenue from the Joint Venture.  The margins of Joint Venture merchandise licensing are higher than most other merchandise licensing because Sony Pictures’ share of the Joint Venture’s operating results is classified as minority interest expense, whereas other studios’ shares of license royalty income is recorded within SG&A expense.

Operating income in the Publishing segment increased $9.4 million and margins improved from 41% in 2006 to 43% in 2007 due to the increase in net sales volume with improved gross margins resulting from larger print runs of more successful titles.

Operating income in the Toy segment increased $33.6 million in 2007 compared with 2006 predominantly due to the high margin royalty and service fee income derived from sales of toys related to the Spider-Man 3 feature film as well as the reduction in SG&A expenses.  Operating margins increased to 63% in 2007 from 18% in 2006 predominantly as a result of higher margins from royalty and service fees based on Hasbro’s sales to retailers in 2007, compared with lower margins earned from our own lower sales to retailers in 2006.

During 2007, the Film Production operating loss reflects the SG&A costs noted above and a charge of $0.9 million for the decrease in the fair value of the interest rate cap associated with our film facility, offset by a $2.1 million increase in the fair value of forward contracts for the Canadian dollar.  The forward contracts were entered into during 2007 in connection with the production of The Incredible Hulk.  During 2006, the Film Production operating loss reflects the SG&A costs noted above and a charge of $1.5 million for the decrease in the fair value of the interest rate cap.

During 2007 and 2006, the Corporate Overhead operating loss primarily reflects the SG&A costs noted above.

TOC

Interest Expense

	Years ended December 31,
	2007	2006
	(dollars in millions)

Interest incurred, HSBC line of credit	$0.1	$2.4
Interest incurred, film facilities	22.1	13.0
Total Interest incurred	22.2	15.4
Less: Interest capitalized	(8.4)	(0.2)
Total	$13.8	$15.2

From 2006 to 2007, there was a $6.8 million increase in the amount of interest we incurred.  The increase was primarily the result of borrowings for the movie productions Iron Man (beginning in the first quarter of 2007) and The Incredible Hulk (beginning in the second quarter of 2007), offset by a decrease in our short-term borrowings under our HSBC line of credit to finance repurchases of our common stock.  During 2007, $8.4 million of interest cost related to movie production borrowings was capitalized into film inventory, an increase of $8.2 million over the 2006 amount.  This led to a $1.4 million net reduction in interest expense from 2006 to 2007.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments.  Interest income increased $1.1 million to $2.6 million in 2007 as compared to 2006, due to higher levels of cash equivalents and short-term investments in 2007 than in 2006.

Income Taxes

Our annual effective tax rate differs from the federal statutory rate due to the effects of state and local taxes and elimination of the minority share of Joint Venture earnings from reported income before income tax expense.  Our effective tax rates for the years ended December 31, 2007 and 2006 were 37.6% and 39.5%, respectively.  The 1.9% reduction in the effective tax rate was principally caused by higher Joint Venture income, partially offset by state and local income taxes.

We are not responsible for the income taxes related to the minority share of the Joint Venture’s earnings.  The tax liability associated with the minority share of the Joint Venture’s earnings is therefore not reported in our income tax expense, even though the Joint Venture’s entire income is consolidated in our reported income before income tax expense.  Joint Venture earnings therefore have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.

We retain various state and local net operating loss carryforwards of $354 million, which will expire in various jurisdictions in the years 2008 through 2026.  As of December 31, 2007, there is a valuation allowance of $1.2 million against capital loss carryforwards and state and foreign net operating loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions.   We are no longer subject to tax examinations in any jurisdiction for 2002 and prior tax years.  The Internal Revenue Service is examining our 2003 through 2006 tax years.  We are also under examination by various state and local jurisdictions.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $24.5 million in 2007 and $1.0 million in 2006.  This increase of $23.5 million reflects the increased operations from licensing associated with the Spider-Man films, the most recent of which was the May 2007 release of Spider-Man 3.

TOC

Earnings per Share

Diluted earnings per share increased to $1.70 in 2007 from $0.67 in 2006 reflecting a 138% increase in net income and a 5.5% reduction in the weighted average number of shares outstanding due to the effect of treasury share repurchases (8.5 million shares acquired in 2007).

Year ended December 31, 2006 compared with year ended December 31, 2005

Net Sales

	Years ended December 31,
	2006	2005	% Change
	(dollars in millions)

Licensing	$127.2	$230.1	(45)%
Publishing	108.5	92.4	17%
Toys	116.1	68.0	71%
Total	$351.8	$390.5	(10)%

Sales Mix by Segment:	Years ended December 31,
	2006	2005

Licensing	36.2%	58.9%
Publishing	30.8%	23.7%
Toys	33.0%	17.4%
Net Sales	100.0%	100.0%

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

TOC

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

In 2005, Toy segment net sales consisted mostly of royalty and service fee revenues earned from TBW.  As a result of terminating the TBW license at the end of 2005, 2006 Toy segment net sales of $116.1 million were based on our sales to retailers.  Primarily as a result of this change, Toy segment net sales increased $48.1 million compared to the prior year period and also increased as a percentage of consolidated net sales.  Those increased revenues, however, reflect a decrease in sales to retailers compared to 2005.  In 2005, Toy segment net sales included $51.8 million of royalty and service fee revenue earned by us associated with TBW’s sales to retailers. Sales to retailers decreased from $185.1 million in 2005 to $116.1 million in 2006 partly because of the launch of the Fantastic Four movie toy line in 2005 and also due to the transition from TBW, which disrupted production and caused cancellations of certain sales orders.  Toy segment net sales in 2007 consisted primarily of royalty and service fee revenues earned from Hasbro.  During the fourth quarter of 2006, we recorded $5.2 million of royalty and service revenue from Hasbro.

Cost of Revenues

	Years ended December 31,
	2006		2005
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	47.2	44%	41.0	44%
Toys	56.4	49%	9.5	14%
Total	$103.6	29%	$50.5	13%

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

TOC

Selling, General and Administrative Expenses

	Years ended December 31,
	2006		2005
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$49.2	39%	$87.1	38%
Publishing	17.2	16%	15.1	16%
Toys	28.0	24%	39.5	58%
Film Production	6.0	N/A	–	N/A
Corporate Overhead	22.7	N/A	24.8	N/A
Total	$123.1	35%	$166.5	43%

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

Depreciation and Amortization

Depreciation and amortization expense increased $9.8 million to $14.3 million in 2006 (from $4.5 million in 2005) as a result of increased tooling required for our production of toys and the short period of time over which the majority of these costs were being amortized in 2006.  Tooling, product design and packaging design costs

TOC

attributable to the toy business, are normally amortized over the estimated life of the respective products, which typically range from one to three years. As a result of the year-end 2006 transition to Hasbro, the life of the tooling, product design and development and packaging design costs associated with Marvel character-based toys expired at the end of 2006, and we are no longer producing these toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is no longer amortized but is subject to annual impairment tests. Our 2006 impairment review did not result in an impairment charge.

Other Income

Other income decreased $0.4 million to $1.8 million in 2006 (from income of $2.2 million in 2005), primarily as a result of a decline in the fair value of the interest rate cap associated with our film facility.  Changes in the cap’s fair value are recorded as other income.  During 2006, the cap’s fair value decreased by $1.5 million.  During 2005, the cap’s fair value increased by $0.3 million.  This $1.8 million decrease in the year-to-year changes of the interest rate cap’s fair value was partially offset by payments received aggregating $1.6 million for our agreement to vacate leased property earlier than provided for in a lease and for another agreement to allow our tenant to vacate property owned by us earlier than provided for in our lease.

Operating Income

	Years ended December 31,
	2006		2005
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$77.6	61%	$143.4	62%
Publishing	44.1	41%	36.4	39%
Toys	21.1	18%	15.5	23%
Film Production	(7.5)	N/A	–	N/A
Corporate Overhead	(22.7)	N/A	(24.1)	N/A
Total	$112.6	32%	$171.2	44%

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

TOC

The Film Production operating costs reflect the SG&A costs noted above and the $1.5 million decline in the fair value of the interest rate cap associated with our film facility.

Interest Expense

We had interest expense of $15.2 million in 2006, compared to interest expense of $4.0 million in 2005.  The $11.2 million increase in net interest expense is a result of borrowings related to the film facility and borrowings under the HSBC Line of Credit.  Borrowings under the HSBC Line of Credit were repaid in early January 2007. Borrowings under the film facility commenced in September 2005.

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

We are not responsible for the income taxes related to the minority share of the Joint Venture’s earnings.  The tax liability associated with the minority share of the Joint Venture’s earnings is therefore not reported in our income tax expense, even though the Joint Venture’s entire income is consolidated in our reported income before income tax expense.  Joint Venture earnings therefore have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.  For 2005, the reduction in our tax rate related to the minority interest share of Joint Venture income also includes the benefit of the correction of 2004 tax expense related to the Joint Venture, a 1.9% decrease to the 2005 tax rate.

As of December 31, 2006, there is a valuation allowance of $1.1 million against certain capital, state, and local net operating loss carryforwards.  The net change in the valuation allowance during the year ended December 31, 2006 was a decrease of $1.5 million, of which $0.2 million affected income and $1.7 million was recorded against our related deferred tax assets that were deemed to be permanently unrealizable.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $1.0 million in 2006 and $5.4 million in 2005. This decrease of $4.4 million reflects the continued decreased operations from licensing associated with the July 2004 release of Spider-Man 2.

Earnings per Share

Diluted earnings per share declined from $0.97 in 2005 to $0.67 in 2006 reflecting a 43% decrease in net income partially offset by an 18% reduction in the weighted average number of shares outstanding due to the effect of the treasury share repurchases of 15.6 million shares made in 2006.

TOC

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facilities and the HSBC line of credit, described below.  We anticipate that our primary uses for liquidity will be to conduct our business and to repurchase our common stock.

Net cash provided by operating activities decreased $164.8 million to ($6.6) million during 2007, compared to $158.2 million during 2006.  The decrease was due primarily to an increase of $249.8 million in film production expenditures which was partially offset by strong cash collections from our licensing and publishing segment, an advance from Hasbro of $70 million (included in deferred revenue at December 31, 2007) and income tax refunds received during the period.

Film-production expenditures appear on our statement of cash flows as cash used in operating activities, although the expenditures were funded by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.

Our working capital deficiency increased $49.9 million from $58.6 million at December 31, 2006 to $108.5 million at December 31, 2007.  This increase in the deficiency is primarily the result of a decrease of $46.3 million in our current assets that was primarily due to our $212.0 million of treasury stock repurchases during 2007, which was partially offset by the strong cash collections noted above.  In addition, we had an increase of $42.3 million in short-term borrowings to fund long-term film inventory in 2007 related to the Iron Man Facility and Hulk Facility (both of which are defined below) and a $16.2 million increase in accrued royalties, related to higher levels of licensing revenue in 2007 as well as amounts due to talent for use of their likeness in licensed products.  These increases were partially offset by a $51.5 million reduction of current deferred revenue primarily related to Spider-Man 3 merchandise licensing, of which a significant portion was recognized as revenue in the first quarter of 2007, when licensees were permitted to exploit their licenses.

Net cash flows used in investing activities for the year ended December 31, 2007 reflect the purchase of short-term investments using our excess cash and an increase in restricted cash primarily resulting from strong collections from Joint Venture activities.  Net cash flows from investing activities for the year ended December 31, 2006 reflect the sale of short-term investments to finance our stock repurchase program, which was partially offset by capital expenditures of $16.3 million, primarily required by the transition from our 2005 master toy licensee to our manufacturing and selling toys in 2006.

Net cash provided by financing activities during the year ended December 31, 2007 was reduced by stock repurchases of 8.5 million shares at a cost of $212.0 million.  The 2007 repurchases were financed through cash generated from operations.  At December 31, 2007, the unspent amount available for stock repurchases under the existing Board authorization was $38.1 million.  In 2006, we repurchased 15.6 million shares of our common stock at a cost of $287.4 million under a stock repurchase program authorized in November 2005 and subsequent programs announced on May 4 and June 5, 2006.  During the period January 1, 2008 to February 26, 2008, we repurchased 0.4 million shares of our common stock at a cost of $9.9 million.  We also announced, on February 19, 2008, that our Board of Directors had increased our share repurchase authorization by $100 million, adding to the $28.2 million then remaining under our prior share repurchase authorization, and extended the authorization through March 1, 2010.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on our characters.  The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating.  In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt, raising its rating to AAA.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt. The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac.

The interest rate for outstanding senior bank debt is LIBOR or the commercial paper rate, as applicable, plus 1.635% in either case.  The film facility also requires us to pay a fee on any senior bank debt capacity that we

TOC

are not using.  This fee is 0.60%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.

If Ambac’s rating by either S&P or Moody’s falls below AAA, the interest rate for outstanding senior bank debt would increase by 1.30% and the fee payable on any unused senior bank debt capacity would increase by 0.30%.  If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s falls below investment grade, the interest rate for the outstanding senior bank debt could increase by up to an additional 0.815%.  In addition, if we become more leveraged, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.  In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the potential increases in interest rates as described above.  We do not believe the impact from these potential interest rate increases to be material.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.  The mezzanine debt was drawn on first and will remain outstanding for the life of the film facility.

As of December 31, 2007, MVL Film Finance LLC had $246.9 million in total outstanding borrowings through the film facility to fund the production of our Iron Man and The Incredible Hulk movies, and to finance transaction costs (and interest thereon) related to the development and closing of the facility.  We must maintain a minimum tangible net worth and comply with various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the film facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the film facility. We have maintained compliance with our covenants under the film facility since its inception.

We generate pre-sale proceeds from distributors who buy the right to distribute our self-produced films in the territories of Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”).  As contemplated by the film facility, we use Iron Man’s and The Incredible Hulk’s pre-sale proceeds toward funding the production of those films.  Most of the payments from our foreign distributors, however, are not due until after delivery of the completed film.

In order to bridge the gap between Iron Man’s production expenditures and the distributors’ payment described above, we closed a $32.0 million bridge financing on February 27, 2007 with Comerica Bank (the “Iron Man Facility”).  The financing was closed through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, and proceeds of the financing may only be used to fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute Iron Man in the Reserved Territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of December 31, 2007, the Iron Man Facility had $25.5 million in outstanding borrowings.

Similarly, in order to bridge the gap between The Incredible Hulk’s production expenditures and the distributors’ payment described above, we closed a $32.0 million financing on June 29, 2007 with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC, and proceeds of this financing may only be used to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute The Incredible Hulk in the Reserved Territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our

TOC

ownership of the intellectual property underlying The Incredible Hulk movie.  As of December 31, 2007, the Hulk Facility had $16.8 million in outstanding borrowings.

Upon delivery of the films to our foreign distributors, we will collect the remaining minimum guarantees associated with the distribution rights for the Reserved Territories.  The proceeds from these minimum guarantees will be used to repay the Iron Man and Hulk facilities.

During the period from January 1, 2008 through February 26, 2008, we borrowed an additional $33.9 million under the above facilities.

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  During the quarter ended September 30, 2007, the HSBC Line of Credit was amended to replace the minimum net worth covenant with a net income covenant and a minimum market capitalization requirement.  The HSBC Line of Credit, as amended, contains customary event-of-default provisions, a default provision based on our market capitalization and covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum.  As of December 31, 2007, we had no borrowings outstanding under the HSBC Line of Credit.

We are in compliance with all of our covenants under the above debt arrangements.

Our capital expenditures for the years ended December 31, 2007 and 2006 were $2.7 million and $16.3 million, respectively.  We do not expect to have significant capital expenditures in 2008.

In connection with The Incredible Hulk production, we enter into forward currency contracts to mitigate our exposure to fluctuations in the value of the Canadian dollar.  As of December 31, 2007, we had no outstanding contracts.  As of February 26, 2008, we have $12.4 million of contracts outstanding.  The average Canadian dollar to US dollar exchange rate of these outstanding contracts is $0.989.

We believe that our cash and cash equivalents, cash flows from operations, the film facilities, the HSBC line of credit and other sources of liquidity will be sufficient for us to conduct our business and make repurchases, if any, under our current stock repurchase program.

The following table sets forth our contractual obligations as of December 31, 2007:

Contractual Obligations	Payments Due By Period
		Less than			More Than
(Amounts in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations *	$289,126	$42,264	$246,862	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	8,967	2,627	4,882	1,458	–
Licensed-in toy royalty obligations	1,200	1,200	–	–	–
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	7,710	1,000	2,000	2,000	2,710
Expected pension benefit payments	14,883	1,335	2,722	2,903	7,923
Total	$321,886	$48,426	$256,466	$6,361	$10,633

*Scheduled repayment based on the minimum expected term of the film facility. Such amount may be repaid earlier depending on the success of theatrical releases under the film facility.

TOC

Our balance sheet includes $54.1 million of non-current tax reserves for uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), however, it is not possible to predict or estimate the timing of payments for these obligations.  We do not expect to make any significant payments for these uncertain tax positions within the next twelve months.

Critical Accounting Policies and Estimates

General

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Management reviews the accounting policies it uses in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management estimates include amounts related to provisions for returns, other sales allowances and doubtful accounts, the realizability of inventories, the realizability of goodwill, the reserve for uncollected minimum royalty guarantees, valuation allowances for deferred income tax assets and reserves for uncertain tax positions, depreciation and amortization periods for equipment, the recovery of film inventory, Fleer pension plan assumptions, litigation related accruals, character allocation in computing studio share royalties payable, and forfeiture rates related to employee stock compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which management based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Comic book revenues – non-returnable and other

Sales of comic books to the direct market, our largest channel of comic book distribution, are made on a non-returnable basis and related revenues are recognized in the period the comic books are made available for sale (on-sale date established by us).  Revenue from advertising in our comic books is also recognized in the period that the comic books are made available for sale.  Subscription revenues related to our comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

TOC

License Revenues

Revenue from licensing our characters is recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”). Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete.  This is considered to have occurred when persuasive evidence of an agreement between us and the customer exists, when the characters are freely and immediately exploitable by the licensee and we have satisfied our obligations under the agreement, when the amount of revenue is fixed or determinable and when collection of unpaid revenue amounts is reasonably assured.

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

The earnings process is not complete if, among other things, we have significant continuing involvement under the license, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee.  In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty collections are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition are recorded as deferred revenue.  In any case where we are unable to determine that the licensee is sufficiently creditworthy, we recognize revenue only to the extent of cash collections.  When cumulative reported royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when collected and are referred to as “overages”.

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

Molds and Tools

Molds and tools are stated at cost less accumulated amortization.  For financial reporting purposes, amortization is computed using the straight-line method over the estimated selling life of related products.

TOC

Product and Package Design Costs

Product and package design costs are stated at cost less accumulated amortization.  For financial reporting purposes, amortization of product and package design is computed using the straight-line method over the estimated selling life of related products.

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

Film Production Operations

Film Inventory

In general, we are responsible for all of the costs of developing and producing our feature films.  The film’s distributor is responsible for the out-of-pocket costs, charges and expenses (including contingent compensation and residual costs, to a defined limit) incurred in the distribution, manufacturing, printing and advertising, marketing, publicizing and promotion of the film in all media.  After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional cash proceeds.  Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor.

In accordance with the AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (SOP 00-2), we capitalize all direct film production costs, such as salaries, visual effects and set construction.  Those capitalized costs, along with capitalized overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory.  Capitalization of film production overhead and interest costs commences upon completion of the initial funding requirements of the production and ceases upon completion of the production.  Production overhead includes allocable costs, including salaries and benefits (including stock compensation), of individuals or departments with exclusive or significant responsibility for the production of films.  Capitalized production overhead does not include other selling, general and administrative expenses.

In accordance with SOP 00-2, we also capitalize, into film inventory, the costs of projects in development.  Those costs consist primarily of script development.  In the event that a film is not scheduled for production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs will be expensed.

Once a film is released, in accordance with SOP 00-2, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period (“Current Revenue”) bears to the film’s then-estimated total revenue over a period not to exceed ten years (“Ultimate Revenue”).  The amount of film inventory amortized into costs of revenue as a percentage of film revenue may vary from period to period due to several factors, including changes in the mix of films earning revenue, and changes in any film’s Ultimate Revenue and costs.

TOC

The first two films under production by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in May and June 2008, respectively.  As of December 31, 2007, our Film Production segment had film inventory of $264.8 million, primarily for these productions.  In addition, for the year ended December 31, 2007, the Film Production segment incurred $8.7 million in selling, general and administrative expenses, consisting primarily of non-capitalized employee compensation and the segment’s share of the expenses associated with our California office.

Revenue

The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.

Revenue from the theatrical distribution of our films in most territories will begin to be recognized when theatrical receipts are reported to us by the film’s distributor.  In these territories, we will recognize revenue from each film in the amount of five percent of gross receipts and, beyond that, to the extent that gross receipts exceed the distributor’s fee and the costs payable by the distributor.  There are five territories in which we have received minimum guaranties from local distributors.  In those territories, we will begin to recognize revenue when the film is available for exhibition in theaters.

Revenue from the sale of home video units will be recognized when video sales to customers are reported by our distributors.  We will follow the practice of providing for future returns of home entertainment product at the time the products are sold.  We will calculate an estimate of future returns of product by analyzing a combination of our distributors’ historical returns, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers.  Based on this information, a percentage of each sale will be reserved for possible returns, provided that the customer has the right of return.  Generally, customer payment terms are expected to be within 90 days from the end of the month in which the product will be shipped.  Actual returns will be charged against the reserve.

Revenue from both free and pay television licensing agreements will be recognized at the time the production is made available for exhibition in those markets.

Changes in estimates of future Ultimate Revenues from feature films could result in the write-off or the acceleration of the amortization of film inventory.  Unamortized film inventory is evaluated for impairment each reporting period on a film-by-film basis.  If estimated remaining revenue is not sufficient to recover the unamortized film inventory, the unamortized film inventory will be written down to fair value.  In any given quarter, if the Film Production segment lowers its forecast of Ultimate Revenue for any individual film, we will accelerate the amortization of the film inventory related to that film.

Goodwill

We have significant goodwill on our balance sheet, which resulted from the acquisition of Marvel Entertainment Group, Inc. in 1998.  It is accounted for under the Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  We assess the fair value and recoverability of our long-lived assets, including goodwill, as part of our annual impairment test and also whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination.  The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the media and entertainment industry and the overall economic environment. When we determine that the carrying value of our goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method.

TOC

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

Studio and Talent Share of Royalties

We share merchandise licensing revenues with movie studio licensees for Marvel characters portrayed in theatrical releases.  Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by us, and in some instances with adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under multi-character licensing agreements, we make an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios.  This estimate is subsequently adjusted based on actual royalties reported to us by our licensees.  We also share merchandise licensing revenue with talent for the use of their likeness in licensed products.  We accrue our obligation to talent based upon the talent’s participation rate as stated, the underlying arrangement between our studio licensee and talent and the sales/royalty information for licensed products which use the talent likeness.

Accounting for Joint Venture

We are party to the Joint Venture with Sony Pictures to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures.  The operations of the Joint Venture are included in our Licensing segment.

The operations of the Joint Venture have been consolidated in our financial statements, including revenues of $122.0 million, $4.1 million and $24.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Joint Venture distributes to us and to Sony Pictures all cash received, proportionate to each party’s interest, on at least a quarterly basis.  At December 31, 2007, we had $0.6 million in minority interest distributions due to Sony Pictures.  At December 31, 2006, advances to joint venture partner of $8.5 million reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon.  These advances or payments due are classified as current or non-current consistent with the classification of deferred revenue related to such advances, which is, based on when the underlying deferred revenue is scheduled to be recognized.

TOC

Pension

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also eliminates the option to use an early measurement date effective for fiscal years ending after December 15, 2008.  We adopted the recognition provisions of SFAS 158 effective December 31, 2006 and early adopted the measurement provision in the first quarter of 2007.  The impact of this adoption was minimal as a result of our already reporting our unfunded obligation related to the Fleer/Skybox Plan (as defined in Note 11), a frozen plan, as a liability in the statement of financial position.

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

We did not grant any stock option awards during 2007 or 2006.  During the years ended December 31, 2007 and 2006, we recognized $2.3 million and $5.9 million, respectively, of compensation expense associated with previously granted stock options, which was classified in selling, general and administrative expense.  The charge for the year ended December 31, 2007 and 2006, net of income tax benefit of $0.9 million and $2.3 million, respectively, has reduced basic and diluted earnings per share by $0.02 and $0.04, respectively.  The tax benefit to be realized from stock-based compensation totals $2.5 million and $64.8 million (due to higher than usual stock option exercises) for the years ended December 31, 2007 and 2006, respectively.  During 2005, which precedes the adoption of SFAS 123R, options granted with exercise prices at fair value on the dates of grant resulted in no charge to compensation expense in 2005.

As of December 31, 2007, all of our issued stock options have vested and, accordingly, we have no remaining unrecognized compensation cost related to nonvested stock option awards as of December 31, 2007.  As of December 31, 2006, unrecognized compensation costs related to nonvested stock option awards was $2.3 million.

We used the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS 123R.  In addition, we estimated forfeitures when recognizing compensation expense associated with our stock options, and adjusted our estimate of forfeitures when they were expected to differ.  Key input assumptions used to estimate the fair value of stock options included the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility (based on historical volatility) of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield.

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

TOC

Commitments and Contingencies

On March 15, 2007, Stan Lee Media, Inc. (“SLM”) commenced an action against us in the United States District Court for the Southern District of New York.  The complaint alleges that SLM is the owner of intellectual property rights in characters co-created by Stan Lee between 1941 and 1968 (the “Creations”) while Mr. Lee was employed by our predecessors.  SLM alleges that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in those characters to a predecessor of SLM.  Mr. Lee has denied that any such transfer took place.  Mr. Lee has an action pending in the United States District Court for the Central District of California against the individuals acting as the management of SLM, which asserts that any characters Mr. Lee co-created for us or our predecessors were owned and continue to be owned by us and that those individuals have no authority to take any actions in the name of SLM.  The complaint in SLM’s action against us seeks a declaration of SLM’s rights in the Creations, an accounting of the profits we have made based on the Creations, the imposition of a constructive trust and damages.  We believe SLM’s action to be without merit.

On March 30, 2007, Gary Friedrich and Gary Friedrich Enterprises, Inc. (“Friedrich”) commenced a suit in the United States District Court for the Southern District of Illinois against us and numerous other defendants including Sony Pictures Entertainment, Inc. Columbia Pictures Industries, Inc., Hasbro, Inc. and Take-Two Interactive Software, Inc.  That suit has been transferred to the Southern District of New York.  The complaint alleges that Friedrich is the owner of intellectual property rights in the character Ghost Rider and that we and other defendants have exploited the Ghost Rider character in a motion picture and merchandise without Friedrich’s consent.  Friedrich has asserted numerous claims including copyright infringement, negligence, waste, state law misappropriation, conversion, trespass to chattels, unjust enrichment, tortious interference with right of publicity, and for an accounting.  We believe Friedrich’s claims to be without merit.

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

Income Taxes

We use the liability method of accounting for income taxes as prescribed by Financial Accounting Standard No. 109, Accounting for Income Taxes (FAS 109). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted.

We are not responsible for the income taxes related to the minority share of the Joint Venture’s earnings.  The tax liability associated with the minority share of the Joint Venture’s earnings is therefore not reported in our income tax expense, even though the Joint Venture’s entire income is consolidated in our reported income before income tax expense.  Joint Venture earnings therefore have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.

We consider future taxable income and potential tax planning strategies in assessing the potential need for valuation allowances against deferred tax assets.  If actual results differ from estimates or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate in future periods.

TOC

On January 1, 2007, we adopted the provisions of FIN 48, which clarifies accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions under the presumption that the taxing authorities have full knowledge of all relevant facts (see Note 8).  The determination of which tax positions are more likely than not of being sustained requires the use of significant judgments and estimates by management, which may or may not be borne out by actual results.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect of this Statement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We are currently evaluating the effect of this Statement on our consolidated financial statements.

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

With respect to film production activities outside the United States, we attempt to mitigate the effect of currency fluctuations on our production costs through the use of forward currency contracts.  In connection with our Canadian production activities for The Incredible Hulk, we have entered into forward currency contracts to mitigate our exposure to fluctuations in the value of the Canadian dollar.  Their were no open forward currency contracts at December 31, 2007.

TOC

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item, the reports of the independent registered public accounting firm on those financial statements and the related required financial statement schedule appear on pages F-2 and following. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 14 to the December 31, 2007 Consolidated Financial Statements.

ITEM 9.    CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Marvel’s management has evaluated, with the participation of Marvel’s chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of 2007, the fiscal year covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that those controls and procedures were effective as of the end of 2007.

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

(3)            Marvel management’s assessment is that our internal control over financial reporting was effective as of the end of 2007, the fiscal year covered by this report.

TOC

(4)            PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements and financial statement schedule included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report included in this annual report.

Attestation Report of the Independent Registered Public Accounting Firm

The report of PricewaterhouseCoopers LLP referred to immediately above is provided on page F-2 below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified by Marvel that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated in this annual report by reference to the information appearing under the captions “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which we intend to file not later than April 29, 2008, with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated in this annual report by reference to the information appearing under the caption “Executive Compensation” in our definitive proxy statement, which we intend to file not later than April 29, 2008, with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated in this annual report by reference to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which we intend to file not later than April 29, 2008, with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated in this annual report by reference to the information appearing under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our definitive proxy statement, which we intend to file not later than April 29, 2008, with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated in this annual report by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement, which we intend to file not later than April 29, 2008, with the Securities and Exchange Commission.

TOC

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

10.1	1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)*
10.2	2005 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)*
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

TOC

10.6
Form of Performance-Based Phantom Stock Agreement under the Company's 2005 Stock Incentive Plan.  (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

10.7	2005 Cash Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)*
10.8
Form of Performance-Based Award Letter under the Company's 2005 Cash Incentive Plan. (Incorporated  by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

10.9
Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.10
Registration Rights Agreement, dated as of October 1, 1998, by and among the Company, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust - 1997, and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)*

10.11
Registration Rights Agreement, dated as of December 8, 1998, by and among the Company, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc.  (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.12
Warrant Shares Registration Right Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter.  (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.13
Agreement of Sublease dated as of August 5, 2004, by and between CIBC World Markets Corp. and the Company.  (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 9, 2005.)

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

TOC

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

10.21
Amendment No. 4 and Reaffirmation Agreement dated as of May 7, 2007 to Credit Agreement dated as of November 9, 2005, between Marvel Entertainment, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed with the Securities and Exchange Commission on May 9, 2007.)

10.22
Amendment No. 5 and Reaffirmation Agreement dated as of August 21, 2007 by and among the Registrant, Marvel Characters, Inc. and HSBC Bank USA, National Association.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 21, 2007 and filed with the Securities and Exchange Commission on August 27, 2007.)

10.23
Pledge and Security Agreement, dated as of November 9, 2005, by Marvel Entertainment, Inc.  and Marvel Characters, Inc. in favor of HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.24
Guaranty, dated as of November 9, 2005 by Marvel Characters, Inc. in favor of and for the benefit of HSBC Bank USA, National Association.  (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.25
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

TOC

10.28
Amendment No. 2 dated as of February 21, 2007 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc., Marvel Characters, Inc., MVL Rights LLC, Ambac Assurance Corporation and HSBC Bank USA, National Association.  (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.29
Amendment No. 3 to Transaction Documents dated as of April 13, 2007 by and among HSBC Bank USA, National Association, in its capacity as Collateral Agent, Ambac Assurance Corporation, in its capacity as Control Party, MVL Productions LLC, Marvel Studios, Inc. and MVL Film Finance LLC.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 16, 2007 and filed with the Securities and Exchange Commission on April 19, 2007.)

10.30
Amendment No. 4 dated as of January 15, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party.  (Filed herewith.)

10.31
Amended and Restated Studio Distribution Agreement, dated as of August 31, 2005, by and between MVL Productions LLC and Paramount Pictures Corporation.  (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

10.32
Master Development and Distribution Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, MVL Productions LLC and Marvel Studios, Inc.  (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.33
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

10.36
Iron Man Exclusive Cross License Agreement dated as of September 29, 2006 by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006.)

10.37
Exclusive License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and Marvel Characters, Inc.  (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.38
Letter Agreement, dated as of August 31, 2005, by Marvel and agreed and acknowledged by Marvel Studios, Inc., MVL Rights LLC, MVL Productions LLC and Marvel Characters, Inc.  (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

10.39
Assignment Agreement, dated as of August 30, 2005, by and between Marvel, Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 6, 2005.)

TOC

10.40
License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand, and Hasbro, Inc. on the other.  (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)

10.41
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

10.42
Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

10.43
Employment Agreement dated May 31, 2007 between the Company and Alan Fine.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.44
Amendment No. 1, dated as of August 6, 2007, to Employment Agreement dated May 31, 2007 between the Company and Alan Fine.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.45
Employment Agreement, dated as of March 13, 2006, by and between the Company and John Turitzin.  (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.)*

10.46
Amendment No. 1, dated as of August 6, 2007, to Employment Agreement between the Company and John Turitzin.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.47
Employment Agreement, dated as of May 3, 2005, by and between the Company and David Maisel.  (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated April 28, 2005 and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.48
Amendment No. 1, dated as of September 28, 2005, to the Employment Agreement, dated as of May 3, 2005, between the Company and David Maisel.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 28, 2005 and filed with the Securities and Exchange Commission on September 29, 2005.)*

10.49
Employment Agreement dated June 20, 2007 between the Company and Kenneth P. West.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.50
Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter.  (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.51
Amendment to Employment Agreement with Isaac Perlmutter dated as of May 1, 2004.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.52
Second Amendment to Employment Agreement with Isaac Perlmutter dated as of October 15, 2004.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

TOC

10.53
Third Amendment to Employment Agreement with Isaac Perlmutter dated as of May 8, 2006.  (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)*

10.54
Share Disposition Agreement, dated as of November 8, 2005 by and between Marvel Entertainment, Inc. and Isaac Perlmutter.  (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

10.55
Share Disposition Agreement, dated as of May 2, 2006 by and between Marvel Entertainment, Inc. and Isaac Perlmutter.  (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)*

10.56
Share Disposition Agreement, dated as of June 2, 2006 by and between Marvel Entertainment, Inc. and Isaac Perlmutter.  (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 30, 2006 and filed with the Securities and Exchange Commission on June 5, 2006.)*

10.57
Share Disposition Agreement, dated as of May 20, 2007 by and between Marvel Entertainment, Inc. and Isaac Perlmutter.  (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.58
Share Disposition Agreement, dated as of February 13, 2008 by and between Marvel Entertainment, Inc. and Isaac Perlmutter.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 19, 2008 and filed with the Securities and Exchange Commission on February 25, 2008.)*

21	Subsidiaries of the Registrant. (Filed herewith.)
23	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
24	Power of attorney (included below the signature hereto).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act. (Furnished herewith.)

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
By:	/s/ John Turitzin
John Turitzin Executive Vice President

February 27, 2008

TOC

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

Signature	Title	Date

/s/ Isaac Perlmutter	Chief Executive Officer and Vice Chairman of the Board of Directors (principal executive officer)	February 27, 2008
Isaac Perlmutter

/s/ Kenneth P. West	Chief Financial Officer (principal financial officer)	February 27, 2008
Kenneth P. West

/s/ Mark D. Plotkin	Chief Accounting Officer (principal accounting officer)	February 27, 2008
Mark D. Plotkin

/s/ Morton E. Handel	Chairman of the Board of Directors	February 27, 2008
Morton E. Handel

/s/ F. Peter Cuneo	Vice Chairman of the Board of Directors	February 27, 2008
F. Peter Cuneo

/s/ James W. Breyer	Director	February 27, 2008
James W. Breyer

/s/ Laurence N. Charney	Director	February 27, 2008
Laurence N. Charney

/s/ Sid Ganis	Director	February 27, 2008
Sid Ganis

/s/ James F. Halpin	Director	February 27, 2008
James F. Halpin

/s/ Richard Solar	Director	February 27, 2008
Richard Solar

TOC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Marvel Entertainment, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of net income, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Marvel Entertainment, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for share-based compensation in 2006.

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

INDEX

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2008

INDEX
MARVEL ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,153	$31,945
Restricted cash	20,836	8,527
Short-term investments	21,016	–
Accounts receivable, net	28,679	59,392
Inventories, net	10,647	10,224
Income tax receivable	10,882	45,569
Deferred income taxes, net	21,256	22,564
Advances to joint venture partner	–	8,535
Prepaid expenses and other current assets	4,245	7,231
Total current assets	147,714	193,987

Fixed assets, net	2,612	4,444
Product and package design costs, net	–	1,497
Film inventory	264,817	15,055
Goodwill	346,152	341,708
Accounts receivable, non–current portion	1,300	12,879
Income tax receivable, non–current portion	4,998	–
Deferred income taxes, net	37,116	36,406
Deferred financing costs	11,400	15,771
Other assets	1,249	2,118
Total assets	$817,358	$623,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,054	$5,112
Accrued royalties	84,694	68,467
Accrued expenses and other current liabilities	37,012	38,895
Deferred revenue	88,617	140,072
Film facilities	42,264	–
Minority interest to be distributed	556	–
Total current liabilities	256,197	252,546
Accrued royalties, non-current portion	10,273	12,860
Deferred revenue, non-current portion	58,166	35,667
Line of credit	–	17,000
Film facilities, non-current portion	246,862	33,200
Income tax payable, non-current portion	54,066	10,999
Other liabilities	10,291	6,702
Total liabilities	635,855	368,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 133,179,310 issued and 77,624,842 outstanding in 2007 and 128,420,848 issued and 81,326,627 outstanding in 2006	1,333	1,284
Additional paid-in capital	728,815	710,460
Retained earnings	349,590	228,466
Accumulated other comprehensive loss	(3,395)	(2,433)
Total stockholders’ equity before treasury stock	1,076,343	937,777
Treasury stock, at cost, 55,554,468 shares in 2007 and 47,094,221 shares in 2006	(894,840)	(682,886)
Total stockholders’ equity	181,503	254,891

Total liabilities and stockholders’ equity	$817,358	$623,865

See Notes to Consolidated Financial Statements.

INDEX
MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)

Net sales	$485,807	$351,798	$390,507

Costs and expenses:
Cost of revenues (excluding depreciation expense)	60,933	103,584	50,517
Selling, general and administrative	147,118	123,130	166,456
Depreciation and amortization	5,970	14,322	4,534
Total costs and expenses	214,021	241,036	221,507
Other income, net	2,643	1,798	2,167
Operating income	274,429	112,560	171,167
Interest expense	13,756	15,225	3,982
Interest income	2,559	1,465	3,863
Income before income tax expense and minority interest	263,232	98,800	171,048
Income tax expense	(98,908)	(39,071)	(62,820)
Minority interest in consolidated joint venture	(24,501)	(1,025)	(5,409)
Net income	$139,823	$58,704	$102,819

Basic and diluted net income per share:
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	79,751	82,161	99,594
Effect of dilutive stock options, warrants and restricted stock	2,716	5,069	6,464
Weighted average shares for diluted earnings per share	82,467	87,230	106,058
Net income per share:
Basic	$1.75	$0.71	$1.03

Diluted	$1.70	$0.67	$0.97

See Notes to Consolidated Financial Statements.

INDEX
MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

						Accumulated Other Comprehensive Loss
	Common Stock Shares	Common Stock Amount	Deferred Stock Compensation	Additional Paid-In Capital	Retained Earnings	Foreign Currency	Pension Liability	Treasury Stock	Total
	(in thousands)

Balance at December 31, 2004	105,102	$1,205	$(5,164)	$577,169	$66,943	$–	$(2,652)	$(91,001)	$546,500

Employee stock options exercised	1,133	10	–	5,522	–	–	–	–	5,532
Tax benefit of stock options exercised	–	–	–	7,382	–	–	–	–	7,382
Restricted stock grants	335	3	(6,654)	6,651	–	–	–	–	–
Restricted stock forfeited	(169)	(1)	685	(2,857)	–	–	–	–	(2,173)
Treasury stock, at cost	(16,195)	–	–	–	–	–	–	(304,535)	(304,535)
Amortization of restricted stock grants	–	–	4,891	(59)	–	–	–	–	4,832
Warrants issued for services	–	–	–	1,065	–	–	–	–	1,065
Net income	–	–	–	–	102,819	–	–	–	102,819
Other comprehensive income (loss)	–	–	–	–	–	45	(867)	–	(822)
Comprehensive income	–	–	–	–	–	–	–	–	101,997

Balance at December 31, 2005	90,206	1,217	(6,242)	594,873	169,762	45	(3,519)	(395,536)	360,600

Impact of adoption of FAS 123R	(502)	(4)	6,242	(6,238)	–	–	–	–	–
Employee stock options exercised	7,075	70	–	46,812	–	–	–	–	46,882
Tax benefit of stock options exercised	–	–	–	64,802	–	–	–	–	64,802
Restricted stock vesting	152	1	–	(1)	–	–	–	–	–
Common stock retired	(46)	–	–	(828)	–	–	–	–	(828)
Treasury stock, at cost	(15,558)	–	–	–	–	–	–	(287,350)	(287,350)
Compensatory stock expense	–	–	–	11,040	–	–	–	–	11,040
Net income	–	–	–	–	58,704	–	–	–	58,704
Other comprehensive income	–	–	–	–	–	147	894	–	1,041
Comprehensive income	–	–	–	–	–	–	–	–	59,745

Balance at December 31, 2006	81,327	1,284	–	710,460	228,466	192	(2,625)	(682,886)	254,891

Impact of adoption of FIN 48	–	–	–	265	(18,699)	–	–	–	(18,434)
Employee stock options exercised	676	8	–	12,052	–	–	–	–	12,060
Tax benefit of stock options exercised, net	–	–	–	(604)	–	–	–	–	(604)
Restricted stock vesting	4,109	41	–	(41)	–	–	–	–	–
Common stock retired	(47)	–	–	(1,243)	–	–	–	–	(1,243)
Treasury stock, at cost	(8,460)	–	–	–	–	–	–	(211,954)	(211,954)
Compensatory stock expense	–	–	–	7,926	–	–	–	–	7,926
Warrants issued for services	20	–	–	–	–	–	–	–	–
Net income	–	–	–	–	139,823	–	–	–	139,823
Other comprehensive income (loss)	–	–	–	–	–	150	(1,112)	–	(962)
Comprehensive income	–	–	–	–	–	–	–	–	138,861

Balance at December 31, 2007	77,625	$1,333	$–	$728,815	$349,590	$342	$(3,737)	$(894,840)	$181,503

See Notes to Consolidated Financial Statements.

INDEX
MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Net income	$139,823	$58,704	$102,819
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,970	14,322	4,534
Amortization of deferred financing charges	4,980	4,980	1,660
Unrealized loss (gain) on interest rate cap and foreign currency forward contracts	915	1,504	(347)
Non-cash charge for stock based compensation	7,926	11,040	4,832
Excess tax benefit from stock-based compensation	(2,454)	(45,569)	–
Tax benefit of stock options exercised	–	–	7,382
Gain on sales of equipment	–	(133)	–
Impairment of long term assets	1,301	962	–
Deferred income taxes	1,161	(300)	(13,573)
Minority interest of joint venture (net of distributions of $14,751 in 200 and $6,071 in 2006)	9,750	(5,046)	(11,917)
Changes in operating assets and liabilities:
Accounts receivable	42,292	7,127	31,896
Income tax receivable	30,963	–	–
Inventories	(423)	(1,047)	(2,590)
Prepaid expenses and other current assets	2,986	(2,446)	(2,051)
Film inventory	(251,045)	(15,055)	–
Other assets	(46)	172	(56)
Deferred revenue	(28,956)	140,087	(6,093)
Income taxes payable	17,820	(1,296)	2,166
Accounts payable, accrued expenses and other current liabilities	10,431	(9,831)	19,075
Net cash (used in) provided by operating activities	(6,606)	158,175	137,737

Cash flow (used in) provided by investing activities:
Payment of administrative claims and unsecured claims, net	–	–	(50)
Purchases of fixed assets	(2,169)	(10,034)	(3,193)
Expenditures for product and package design	(490)	(6,252)	(1,096)
Proceeds from sales of equipment	–	1,876	–
Sales of short–term investments	333,380	80,671	442,394
Purchases of short–term investments	(354,396)	(65,532)	(302,814)
Change in restricted cash	(12,309)	(144)	22,514
Net cash (used in) provided by investing activities	(35,984)	585	157,755

Cash flow provided by (used in) financing activities:
Borrowings from film facilities	255,926	7,400	25,800
Borrowings from line of credit	2,000	169,200	–
Repayments of line of credit	(19,000)	(152,200)	–
Deferred financing costs	(609)	–	(24,526)
Purchase of treasury stock	(211,954)	(287,350)	(297,128)
Exercise of stock options	12,060	46,882	5,532
Excess tax benefit from stock-based compensation	2,454	64,802	–
Net cash provided by (used in) financing activities	40,877	(151,266)	(290,322)

Effect of exchange rates on cash	(79)	224	(117)
Net (decrease) increase in cash and cash equivalents	(1,792)	7,718	5,053
Cash and cash equivalents, at beginning of year	31,945	24,227	19,174
Cash and cash equivalents, at end of year	$30,153	$31,945	$24,227

See Notes to Consolidated Financial Statements.

INDEX
MARVEL ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$4,564	$10,009	$468
Income taxes paid	91,476	38,174	68,914
Income tax refund	42,064	12,180	–

Supplemental disclosure of non-cash financing activities:
Common stock warrants issued in settlement of deferred financing costs	–	–	1,065
Treasury stock repurchases settled in January 2006	–	–	7,407

See Notes to Consolidated Financial Statements.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	Description of Business and Basis of Presentation

Marvel Entertainment, Inc. and its subsidiaries are one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

We operate in four integrated and complementary operating segments: Licensing, Publishing, Toys and Film Production.  The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the “Film Facility”) to fund the production of our films. This expansion resulted in the creation of a new segment, the Film Production segment, during 2006.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. The operations of developing and producing our own theatrical releases are reported in our Film Production segment.

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

We are party to a joint venture with Sony Pictures Entertainment Inc. (“Sony Pictures”), called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures.  The Joint Venture is consolidated in our accompanying financial statements as a result of our having control of all significant decisions relating to the ordinary course of business of the Joint Venture and receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all inter-company accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment in our consolidated financial statements relate to provisions for returns, other sales allowances and doubtful accounts, the realizability of inventories, the realizability of goodwill, the realizability of film inventory, the reserve for uncollected minimum royalty guarantees, valuation allowances for deferred income tax assets, reserves for uncertain tax positions, depreciation and amortization periods for equipment, pension plan assumptions, litigation related accruals, character allocation in computing studio share of royalties payable, and forfeiture rates related to employee stock compensation. Actual results could differ from these estimates.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

Out-of-Period Adjustments

During the fourth quarter of 2007, we identified an error in the amount of royalties payable to actors for the use of their likeness in licensed products over the period 2004 to 2006.  We corrected this error in the 2007 year-end close process, which had the effect of increasing selling, general and administrative expense by $6.9 million and reducing net income by $2.8 million net of income tax benefit and the portion of the expense attributable to minority share in Joint Venture.  We do not believe that this adjustment is material to the consolidated financial statements for the year ended December 31, 2007.  In addition, we do not believe that this error is material to the consolidated financial statements for prior years and, as a result, we have not restated our consolidated financial statements for such years.

During the fourth quarter of 2005, we identified errors of $3.3 million in our 2004 consolidated income tax expense related to an accounting entry made in connection with book and tax basis differences related to the Joint Venture as of April 1, 2004 and the tax impact of our share of Joint Venture earnings for the period April 1, 2004 through December 31, 2004.  We corrected these errors in the 2005 year-end close process, which had the effect of reducing 2005 consolidated income tax expense by $3.3 million and increasing 2005 consolidated net income by $3.3 million.  We do not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2005 or 2004.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.

Restricted Cash

Restricted cash primarily consists of cash balances of the Joint Venture that are not freely available to either Sony Pictures or us until distributed, generally on a quarterly basis.

Restricted cash also includes cash held in The Incredible Hulk film production bank accounts, which may only be used for the production of this film as well as cash that has been pledged to secure the film facility and is not available for our general corporate purposes (see Note 4).

Short-Term Investments

At December 31, 2007, we held $21.0 million of short-term investments, which consists of $17.0 million US Treasury Bills and $4.0 million auction rate municipal bonds.  Our short-term investments are classified as available-for-sale securities.  Our investments in auction rate securities were recorded at cost, which approximated fair value due to their variable interest rates, which typically reset within 35 days.  These securities were liquidated subsequent to year-end at carrying value plus interest.  Our US Treasury Bills are also recorded at cost, which approximated fair value.

Accounting for Joint Venture

We are party to the Joint Venture with Sony Pictures to pursue licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony Pictures.  The operations of the Joint Venture are included in our Licensing segment.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

The operations of the Joint Venture have been consolidated in our financial statements, including revenues of $122.0 million, $4.1 million and $24.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Joint Venture distributes to us and to Sony Pictures all cash received, proportionate to each party’s interest, on at least a quarterly basis.  At December 31, 2007, we had $0.6 million in minority interest distributions due to Sony Pictures.  At December 31, 2006, advances to joint venture partner of $8.5 million reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon.  These advances or payments due are classified as current or non-current consistent with the classification of deferred revenue related to such advances, which is, based on when the underlying deferred revenue is scheduled to be recognized.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (see Note 3).

Molds and Tools

Molds and tools are stated at cost less accumulated amortization.  For financial reporting purposes, amortization is computed using the straight-line method over the estimated selling life of related products.  Accumulated amortization related to molds and tools was $3.8 million and $2.1 million at December 31, 2007 and 2006, respectively.

Product and Package Design Costs

Product and package design costs are stated at cost less accumulated amortization.  For financial reporting purposes, amortization of product and package design is computed using the straight-line method over the estimated selling life of related products.  Accumulated amortization related to product and package design costs was $2.3 million and $1.7 million at December 31, 2007 and 2006, respectively.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization is computed using the straight-line method generally over a three to five-year life for furniture and fixtures and office equipment, and over the shorter of the life of the underlying lease or estimated useful life for leasehold improvements. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally 3 years. For software developed for internal use, all external direct costs for materials and services are capitalized in accordance with AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Total capitalized internal use software costs were $3.5 million and $3.4 million at December 31, 2007 and 2006, respectively.  Accumulated depreciation for fixed assets was $3.2 million and $2.4 million at December 31, 2007 and 2006, respectively, of which $2.0 million and $1.1 million related to internal use software.  Depreciation expense for internal use software was $1.0 million, $0.6 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

Goodwill

We account for our goodwill under Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Our goodwill is deemed to have an indefinite life and is no longer amortized, but is subject to annual impairment tests. If facts or circumstances suggest that our goodwill is impaired, we assess the fair value of the goodwill and reduce it to an amount that results in book value approximating fair value.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  As of December 31, 2007, our goodwill was not impaired.  During 2007, goodwill increased $4.4 million as a result of a deferred tax asset adjustment attributable to state net operating losses.

Long-Lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Film Production Operations

Film Inventory

In general, we are responsible for all of the costs of developing and producing our feature films.  The film’s distributor is responsible for the out-of-pocket costs, charges and expenses (including contingent compensation and residual costs, to a defined limit) incurred in the distribution, manufacturing, printing and advertising, marketing, publicizing and promotion of the film in all media.  After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional cash proceeds.  Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor.

In accordance with the AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (SOP 00-2), we capitalize all direct film production costs, such as salaries, visual effects and set construction.  Those capitalized costs, along with capitalized overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory.  Capitalization of film production overhead and interest costs commences upon completion of the initial funding requirements of the production and ceases upon completion of the production.  Production overhead includes allocable costs, including salaries and benefits (including stock compensation), of individuals or departments with exclusive or significant responsibility for the production of films.  Capitalized production overhead does not include other selling, general and administrative expenses.  In 2007 and 2006, we capitalized interest costs of $8.4 million and $0.2 million, respectively.

In accordance with SOP 00-2, we also capitalize, into film inventory, the costs of projects in development.  Those costs consist primarily of script development.  In the event that a film is not scheduled for production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs will be expensed.  During 2007, $1.3 million of film development costs were written off and were included in selling, general and administrative expense in the accompanying statement of net income.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

Once a film is released, in accordance with SOP 00-2, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period (“Current Revenue”) bears to the film’s then-estimated total revenue over a period not to exceed ten years (“Ultimate Revenue”).  The amount of film inventory amortized into costs of revenue as a percentage of film revenue may vary from period to period due to several factors, including changes in the mix of films earning revenue, and changes in any film’s Ultimate Revenue and costs.

The first two films under production by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in May and June 2008, respectively.  As of December 31, 2007, our Film Production segment had film inventory of $264.8 million, primarily for these productions.  In addition, for the year ended December 31, 2007, the Film Production segment incurred $8.7 million in selling, general and administrative expenses, consisting primarily of non-capitalized employee compensation and the segment’s share of the expenses associated with our California office.

Revenue

The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.

Revenue from the theatrical distribution of our films in most territories will begin to be recognized when theatrical receipts are reported to us by the film’s distributor.  In these territories, we will recognize revenue from each film in the amount of five percent of gross receipts and, beyond that, to the extent that gross receipts exceed the distributor’s fee and the costs payable by the distributor.  There are five territories in which we have received minimum guaranties from local distributors.  In those territories, we will begin to recognize revenue when the film is available for exhibition in theaters.

Revenue from the sale of home video units will be recognized when video sales to customers are reported by our distributors.  We will follow the practice of providing for future returns of home entertainment product at the time the products are sold.  We will calculate an estimate of future returns of product by analyzing a combination of our distributors’ historical returns, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers.  Based on this information, a percentage of each sale will be reserved for possible returns, provided that the customer has the right of return.  Generally, customer payment terms are expected to be within 90 days from the end of the month in which the product will be shipped.  Actual returns will be charged against the reserve.

Revenue from both free and pay television licensing agreements will be recognized at the time the production is made available for exhibition in those markets.

Changes in estimates of future Ultimate Revenues from feature films could result in the write-off or the acceleration of the amortization of film inventory.  Unamortized film inventory is evaluated for impairment each reporting period on a film-by-film basis.  If estimated remaining revenue is not sufficient to recover the unamortized film inventory, the unamortized film inventory will be written down to fair value.  In any given quarter, if the Film Production segment lowers its forecast of Ultimate Revenue for any individual film, we will accelerate the amortization of the film inventory related to that film.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs relate to our film facility (see Note 4) and are being amortized over the minimum expected term of the facility, which approximates 4.5 years.  Amortization for the years ended December 31, 2007 and 2006 was $5.0 million.

Treasury Shares

We account for treasury shares using the cost method.  During the year ended December 31, 2007, we repurchased 8.5 million shares of our common stock at a cost of $212.0 million under two stock repurchase programs. During 2006, we repurchased 15.6 million shares of our common stock at a cost of $287.4 million. As of December 31, 2007, 30.9 million of our shares held in treasury are pledged as collateral under the HSBC Line of Credit, as defined in Note 4 below.

Comprehensive Income

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which established standards for reporting and display of comprehensive income or loss and its components.  Comprehensive income or loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For us, comprehensive income represents net income adjusted for the unrecognized loss related to the minimum pension liability of a former subsidiary and cumulative foreign currency translation adjustments associated with our foreign subsidiaries.  In accordance with SFAS 130, we have chosen to disclose comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.  Other comprehensive income is reflected net of income tax benefit (expense) of $0.7 million in 2007, ($0.2) million in 2006 and $0.5 million in 2005.

Research and Development

Research and development costs, primarily design costs, are charged to operations as incurred. For the years ended December 31, 2007, 2006 and 2005, research and development expenses were $0.1 million, $3.1 million and $1.8 million, respectively.

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

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.      Summary of Significant Accounting Policies (continued)

Comic book revenues – non-returnable and other

Sales of comic books to the direct market, our largest channel of comic book distribution, are made on a non-returnable basis and related revenues are recognized in the period the comic books are made available for sale (on-sale date established by us).  Revenue from advertising in our comic books is also recognized in the period that the comic books are made available for sale.  Subscription revenues related to our comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.

License Revenues

Revenue from licensing our characters is recorded in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”). Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete.  This is considered to have occurred when persuasive evidence of an agreement between us and the customer exists, when the characters are freely and immediately exploitable by the licensee and we have satisfied our obligations under the agreement, when the amount of revenue is fixed or determinable and when collection of unpaid revenue amounts is reasonably assured.

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

The earnings process is not complete if, among other things, we have significant continuing involvement under the license, we have placed restrictions on the licensee’s ability to exploit the rights conveyed under the contract or we owe a performance obligation to the licensee.  In the case where we have significant continuing involvement or where any restrictions remain on the licensee’s rights (e.g., no sales of products based on a specific character allowed until a future date), we recognize revenue as the licensee reports its sales and corresponding royalty obligation to us. Where we have a performance obligation, minimum royalty collections are not recognized until our performance obligation has been satisfied. Minimum payments collected in advance of recognition are recorded as deferred revenue.  In any case where we are unable to determine that the licensee is sufficiently creditworthy, we recognize revenue only to the extent of cash collections.  When cumulative reported royalties exceed the minimum royalty payments, the excess royalties are recorded as revenue when collected and are referred to as “overages”.

Revenues related to the licensing of animation are recorded in accordance with SOP 00-2 and are recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.

Advertising Costs

Advertising production and media costs are expensed when the advertisement is first run. For the years ended December 31, 2007, 2006, and 2005, advertising expenses were $1.7 million, $3.0 million and $13.0 million, respectively.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

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

Studio and Talent Share of Royalties

We share merchandise licensing revenues with movie studio licensees for Marvel characters portrayed in theatrical releases.  Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by us, and in some instances with adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under multi-character licensing agreements, we make an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios.  This estimate is subsequently adjusted based on actual royalties reported to us by our licensees.  We also share merchandise licensing revenue with talent for the use of their likeness in licensed products.  We accrue our obligation to talent based upon the talent’s participation rate as stated, the underlying arrangement between our studio licensee and talent and the sales/royalty information for licensed products which use the talent likeness.  In 2007, 2006 and 2005, we provided for $42.8 million, $23.6 million and $54.5 million, respectively, for the share of royalties due to movie studios and talent.

Income Taxes

We use the liability method of accounting for income taxes as prescribed by Financial Accounting Standard No. 109, Accounting for Income Taxes (FAS 109). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are planned to be remitted.

We consider future taxable income and potential tax planning strategies in assessing the potential need for valuation allowances against our deferred tax assets.  If actual results differ from estimates or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate in future periods.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions under the presumption that the taxing authorities have full knowledge of all relevant facts (see Note 8).  The determination of which tax positions are more likely than not of being sustained requires the use of significant judgments and estimates by management, which may or may not be borne out by actual results.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The financial position and results of all of our foreign operations are measured using the local currency as the functional currency.  Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at year end. Income statement accounts and cash flows of foreign subsidiaries are translated at the average rate of exchange prevailing during the period.

Pension

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also eliminates the option to use an early measurement date effective for fiscal years ending after December 15, 2008.  We adopted the recognition provisions of SFAS 158 effective December 31, 2006, and early adopted the measurement provision in the first quarter of 2007.  The impact of this adoption was minimal as a result of our already reporting our unfunded obligation related to the Fleer/Skybox Plan (as defined in Note 11), a frozen plan, as a liability in the statement of financial position.

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

We did not grant any stock option awards during 2007 or 2006. During the years ended December 31, 2007 and 2006, we recognized $2.3 million and $5.9 million, respectively, of compensation expense associated with previously granted stock options, which was classified in selling, general and administrative expense.  The charge for the year ended December 31, 2007 and 2006, net of income tax benefit of $0.9 million and $2.3 million, respectively, has reduced basic and diluted earnings per share by $0.02 and 0.04, respectively.  The tax benefit to be realized from stock-based compensation totals $2.5 million and $64.8 million for the years ended December 31, 2007 and 2006, respectively.  During 2005, which precedes the adoption of SFAS 123R, options granted with exercise prices at fair value on the dates of grant resulted in no charge to compensation expense in 2005.

As of December 31, 2007, all of our issued stock options have vested and, accordingly, we have no remaining unrecognized compensation cost related to nonvested stock option awards as of December 31, 2007.  As of December 31, 2006, unrecognized compensation costs related to nonvested stock option awards was $2.3 million.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.           Summary of Significant Accounting Policies (continued)

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations.  Had we applied the fair value recognition provisions of SFAS 123 to share-based employee awards in 2005, the effects on net income and earnings per share for that year would have been as follows (in thousands, except per share data):

Net income, as reported	$102,819
Add: Stock-based compensation expense included in reported net income, net of taxes	3,059
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes	(8,831)
Pro forma net income	$97,047
Basic earnings per share:
As reported	$1.03
Pro-forma	0.97
Diluted earnings per share:
As reported	0.97
Pro forma	0.92

We used the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS 123R.  In addition, we estimated forfeitures when recognizing compensation expense associated with our stock options, and adjusted our estimate of forfeitures when they were expected to differ.  Key input assumptions used to estimate the fair value of stock options include the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility (based on historical volatility) of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield.

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

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.      Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The estimated fair value of certain of our financial instruments, including cash and cash equivalents, short-term investments, current portion of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The carrying value of our auction rate municipal bonds approximates their fair value due to their variable interest rates, which typically reset within 35 days.  The short term (three months to six months) US Treasury bills carrying value approximate fair value due to their short term duration.  The non-current portion of accounts receivable have been discounted to their net present value, which approximates fair value. The carrying value of our film facility debt approximates its fair value because the interest rates applicable to such debt are based on floating rates identified by reference to market rates.  The fair value of the interest rate cap agreement ($1.1 million and $2.0 million at December 31, 2007 and 2006) is the estimated amount that we would receive to terminate the agreement as of such dates.  The fair value of forward currency contracts is the estimated amount at which they can be settled based on forward market exchange rates.  There were no open forward currency contracts at December 31, 2007.  Gains and losses from changes in the fair value of the interest rate cap and forward currency contracts are recorded within other income in the accompanying consolidated statements of net income.

Concentration of Risk

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

Income Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, basic income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the periods.  The computation of diluted income per share is similar to the computation of basic income per share, except the number of shares is increased assuming the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasury stock method, unless the effect is anti-dilutive.  For the years ended December 31, 2007, 2006 and 2005, 375,000, 948,508 and 1,391,987 of stock options, respectively, with exercise prices greater than the average fair market price for the period, were anti-dilutive and not included in the diluted earnings per share calculations because of their anti-dilutive effect.  In addition, a warrant, issued in 2005, to purchase 260,417 shares of our common stock with an exercise price greater than the average fair market price for a period, was anti-dilutive and not included in the diluted earnings per share calculations because of its anti-dilutive effect during 2005 and the first three quarters of 2006.  In the fourth quarter of 2006 through the third quarter of 2007, this warrant was in the money, and included in the diluted earnings per share calculation.  In September 2007, these warrants were exercised in a cashless exercise that resulted in the issuance of 19,830 shares of common stock.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

2.      Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect of this Statement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We are currently evaluating the effect of this Statement on our consolidated financial statements.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

3.           Details of Certain Balance Sheet Accounts

	December 31,
	2007	2006
	(in thousands)
Accounts receivable, net, consists of the following:
Toys:
Accounts receivable	$2,124	$16,221
Less allowances for:
Doubtful accounts	(300)	(328)
Sales discounts	–	(5,342)
Total toys	1,824	10,551
Publishing:
Accounts receivable	29,345	27,706
Less allowances for:
Doubtful accounts	(175)	(175)
Allowance for returns	(15,019)	(13,162)
Total publishing	14,151	14,369
Licensing:
Accounts receivable	13,330	36,076
Less allowances for doubtful accounts	(626)	(1,604)
Total licensing	12,704	34,472
Total	$28,679	$59,392
Inventories, net, consists of the following:
Toys:
Finished goods	$479	$734
Component parts, raw materials and work-in-process	–	79
Total toys	479	813
Publishing:
Finished goods	5,264	4,152
Editorial and raw materials	4,904	5,259
Total publishing	10,168	9,411
Total	$10,647	$10,224
Accounts receivable - licensing, non – current portion are due as follows:
2008	$–	$12,015
2009	1,370	1,446
2010	–	–
Discounting	(70)	(582)
Total	$1,300	$12,879

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

3.      Details of Certain Balance Sheet Accounts (continued)

Film inventory consist of the following:
Development	$2,991	$3,764
Preproduction	–	11,291
Production	261,826	–
Total	$264,817	$15,055
Accrued royalties consists of the following:
Merchandise royalty obligations	$2,796	$2,130
Freelance talent	4,570	2,807
Studio and talent share of royalties	77,328	63,530
Total	$84,694	$68,467
Accrued expenses and other current liabilities consist of the following:
Inventory purchases	$2,327	$7,413
Bonuses	8,059	8,319
Litigation accruals	1,625	897
Licensing common marketing fund	7,498	8,345
Interest	5,639	2,179
Freelancers’ incentive	925	871
Other accrued expenses	10,939	10,871
Total	$37,012	$38,895

4.	Debt Financing

We have entered into three debt facilities in connection with our film-production activities.  Each of those facilities, along with our general corporate credit line, is described below.

Film Facilities

Film Facility

On September 1, 2005, we closed a $525 million financing, through our wholly-owned consolidated subsidiary, MVL Film Finance LLC, which enables us to produce our own slate of feature films.  Borrowings under the film facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC.  MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the film facility and the rights to completed films or films in production, as collateral for the borrowings.  The film facility expires on September 1, 2016, or sooner if the films produced under the facility fail to meet certain defined performance measures.  The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating.  In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt, raising its rating to AAA.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt. The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

4.	Debt Financing (continued)

The interest rate for outstanding senior bank debt is LIBOR or the commercial paper rate, as applicable, plus 1.635% in either case.  The film facility also requires us to pay a fee on any senior bank debt capacity that we are not using.  This fee is 0.60%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.

If Ambac’s rating by either S&P or Moody’s falls below AAA, the interest rate for outstanding senior bank debt would increase by 1.30% and the fee payable on any unused senior bank debt capacity would increase by 0.30%.  If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s falls below investment grade, the interest rate for the outstanding senior bank debt could increase by up to an additional 0.815%.  In addition, if we become more leveraged, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.  The mezzanine debt was drawn on first and will remain outstanding for the life of the film facility.

The film facility requires the maintenance of minimum tangible net worth and compliance with various administrative covenants.

We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for debt outstanding under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. The notional amount of debt associated with the interest rate cap agreement at December 31, 2007 was $231.0 million.  The interest rate cap is recorded at fair value ($1.1 million) and included in other assets in the accompanying balance sheet at December 31, 2007.  Fair value of the interest rate cap at December 31, 2006 was $2.0 million.  The interest rate cap expires on October 15, 2014.

As of December 31, 2007, MVL Film Finance LLC had $246.9 million ($33.2 million as of December 31, 2006) in outstanding borrowings under the film facility.  Borrowings have been used to fund direct production costs of our Iron Man and The Incredible Hulk feature films, to fund the interest payments of the film facility, to fund the finance transaction costs related to the closing of the facility and to purchase the interest rate cap.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the “Iron Man Facility”) through our wholly-owned consolidated subsidiary, Iron Works Productions LLC.  The proceeds of this financing may only be used to fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”) and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute Iron Man in these Reserved Territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of December 31, 2007, the Iron Man Facility had $25.5 million in outstanding borrowings.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

4.	Debt Financing (continued)

Hulk Facility

On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC.  The proceeds of this financing may only be used to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute The Incredible Hulk in the Reserved Territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of December 31, 2007, the Hulk Facility had $16.8 million in outstanding borrowings.

Corporate Line of Credit

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  During the quarter ended September 30, 2007, the HSBC Line of Credit was amended to replace the minimum net worth covenant with a net income covenant and a minimum market capitalization requirement.  The HSBC Line of Credit, as amended, contains customary event-of-default provisions and a default provision based on our market capitalization.  The facility contains covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum.  As of December 31, 2007, we had no borrowings outstanding under the HSBC Line of Credit.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

5.	Stock-Based Compensation

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

Information with respect to options issued under the Plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2005	15,150,246	$6.55
Canceled	(31,336)	$18.09
Exercised	(1,133,154)	$4.88
Outstanding at December 31, 2005	13,985,756	$6.66
Canceled	(79,246)	$17.82
Exercised	(11,025,606)	$4.25
Outstanding at December 31, 2006	2,880,904	$15.54
Canceled	(1,233)	$13.76
Exercised	(675,132)	$17.86
Outstanding at December 31, 2007	2,204,539	$14.83

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

5.      Stock-Based Compensation (continued)

Stock options outstanding at December 31, 2007 are summarized as follows:

Range of Exercise Prices	Outstanding and Exercisable Options at December 31, 2007	Weighted Average Remaining Contractual Life – (Years)	Weighted Average Exercise Price

$1.59 - $3.25	82,700	3.50	$2.03
$3.29 - $6.61	874,714	2.42	$4.88
$6.99 - $11.63	108,500	5.36	$10.47
$15.42 - $21.50	638,625	2.82	$18.98
$25.00 - $35.00	500,000	1.34	$30.00

At December 31, 2007, 2006 and 2005, there were 2,204,539, 2,668,810 and 12,984,579 exercisable options with a weighted average exercise price of $14.83, $15.26 and $5.91, respectively.

Options granted under the 1998 Plan generally vested in three equal annual installments beginning twelve months after the date of grant. No options have been granted during 2006 or 2007 under the 2005 Plan. At December 31, 2007, the weighted average remaining contractual life of the options outstanding is 2.48 years, and all of the options are fully vested.

The aggregate intrinsic value of outstanding and vested stock options as of December 31, 2007 was $28.1 million, of which all were vested. The intrinsic value of options exercised during the year ended December 31, 2007 was $7.7 million.  The intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $173.3 million and $17.2 million, respectively.

Exercise of Options for Restricted Stock

On November 30, 2001, we entered into a six-year employment agreement with Mr. Perlmutter, our Chief Executive Officer (since 2005) and largest shareholder.  The agreement was subsequently extended through November 30, 2009.  Under the agreement, Mr. Perlmutter received six-year options to purchase 5,925,000 common shares at a price of $2.41 per share.  These options were exercised on June 2, 2006.  Shares obtained for the exercise of these options were restricted shares until they vested.  The fair value of these shares, which were based upon the Black-Scholes valuation of the option on its original grant date, was $1.87 per share. The vesting period for these restricted shares was one-third on the fourth, fifth and sixth anniversary of the agreement and, as of December 31, 2007, all of these restricted shares have fully vested.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

5.      Stock-Based Compensation (continued)

Restricted Stock

Restricted stock grants generally vest over a three or four-year period. The aggregate market value of restricted stock at the dates of issuance was $9.6 million, $5.9 million and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is being recognized over the vesting period (the period over which restrictions lapse).  In addition, when recognizing compensation expense associated with our restricted stock, we estimate forfeitures, based on historical trends, and adjust estimates of forfeitures when they are expected to differ.  At December 31, 2007, we estimate that 9% of restricted stock grants will be forfeited within the first year of the date granted, an additional 5% within the second year of the date granted and none within the third year of the date granted.

For the years ended December 31, 2007, 2006 and 2005, we recognized $5.5 million, $4.3 million and $4.8 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense.

The following table summarizes the status of our restricted shares during the three year period ended December 31, 2007:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at January 1, 2005	514,139	$17.92
Granted during 2005	335,743	19.69
Vested during 2005	(300,638)	18.49
Forfeited during 2005	(47,337)	17.57
Outstanding at December 31, 2005	501,907	18.88
Granted during 2006	352,526	16.80
Vested during 2006	(151,925)	17.43
Forfeited during 2006	(155,984)	18.11
Outstanding at December 31, 2006	546,524	18.16
Granted during 2007	352,093	27.30
Vested during 2007 (1)	(204,061)	19.92
Forfeited during 2007	(21,588)	21.62
Outstanding at December 31, 2007	672,968	22.30

(1) Includes 44,500 shares with a weighted average fair value of $19.29 that were exchanged, prior to vesting, for stock units (defined below).

The total remaining unrecognized compensation cost related to restricted stock awards is $8.0 million as of December 31, 2007. The weighted average period over which this cost is expected to be recognized is 1.9 years. The weighted average fair value of restricted stock vested during the year ended December 31, 2007 was $19.92 per share.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

5.      Stock-Based Compensation (continued)

As of December 31, 2007, we had reserved a total of 8.3 million shares of our common stock for issuance under the Plans, including 6.1 million shares that are available for future grants under the 2005 Plan.

Stock Units

Each of our stock units provides its holder with the right to receive a share of our common stock as soon as we reasonably anticipate that our U.S. federal income tax deduction for the compensation resulting from the issuance of the stock will not be limited or eliminated by application of Section 162(m) of the Internal Revenue Code.  The units were granted in exchange for restricted shares of our common stock, and were subject to forfeiture until the vesting date of the stock exchanged.  All of the units are now vested.  As of December 31, 2007, 44,500 stock units had been granted and remained subject to settlement.

Phantom Stock

We have issued to certain employees phantom stock units that generally vest over a three-year period and are settled through a cash payment equal to the fair value of our common stock at the vesting date.  In addition, we estimate forfeitures when recognizing compensation expense associated with phantom stock units, and adjust our estimate of forfeitures when they are expected to differ. For the years ended December 31, 2007 and 2006, forfeitures were estimated to not be material. We record a liability for amounts expected to be payable for phantom stock units, based on the fair value of our common stock at the balance sheet date less estimated forfeitures. The expense associated with phantom stock units for the years ended December 31, 2007 and 2006 was $0.3 million and $0.5 million, respectively.

6.	Sales to Major Customers and International Operations

Credit is extended based on an evaluation of the customer's financial condition and generally, collateral is not required. Credit losses are provided for in the financial statements and have been consistently within management's expectations.

During the years ended December 31, 2007 and 2005, one customer in each of these years accounted for 15% and 28%, respectively, of Licensing segment net sales and in 2005, accounted for 16% of our consolidated net sales.

We distribute our comic books and trade paperbacks to the direct market through a major comic book distributor.  During the years ended December 31, 2007, 2006 and 2005, net sales made through this distributor to the direct market accounted for 68%, 70% and 70%, respectively, of Publishing segment net sales.  This distributor also distributes our trade paperbacks to mass bookstore merchandisers.  Total net sales made through this distributor during the years ended December 31, 2007, 2006 and 2005 accounted for 81%, 80% and 79%, respectively, of Publishing segment net sales and 21%, 25% and 19%, respectively, of our consolidated net sales.  This distributor also accounted for 33.7% and 15.2% of consolidated accounts receivable at December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, royalties and service fees earned from Hasbro, Inc. (“Hasbro”) accounted for 81% of Toy segment net sales and 15% of our consolidated net sales.  During the year ended December 31, 2006, three customers accounted for 29%, 14% and 11%, respectively, of the Toy segment’s net sales.  During the year ended December 31, 2005, royalties and service fees earned from our licensee, Toy Biz Worldwide, Ltd. (“TBW”) accounted for 76% of Toy segment net sales and 13% of our consolidated net sales.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

6.	Sales to Major Customers and International Operations (continued)

Our wholly-owned Hong Kong subsidiaries supervise, with agency support, the manufacturing of our products in China and sell such products internationally. All sales by our Hong Kong subsidiaries are made F.O.B. Hong Kong against letters of credit and other cash arrangements. During the years ended December 31, 2007, 2006, and 2005 international sales were approximately 11%, 30% and 34%, respectively, of total net toy sales. During the years ended December 31, 2007, 2006, and 2005 the Hong Kong operations reported operating income (loss) of approximately $3.4 million, $8.9 million and ($0.2 million) and income before income taxes of approximately $3.4 million, $8.9 million and ($0.1 million), respectively. At December 31, 2007 and 2006, we had assets in Hong Kong of approximately $0.6 million and $11.2 million, respectively, excluding intercompany amounts.  The Hong Kong subsidiary’s retained earnings were $57.3 million and $60.4 million at December 31, 2007 and 2006, respectively.  Repatriation of such earnings to the United States would bear nominal income taxes, if any.

7.	Toy Licenses

We have entered into a license agreement with Hasbro under which Hasbro has the exclusive right to make action figures, plush toys and certain role-play toys, and the non-exclusive right to make several other types of toys, featuring Marvel characters.  The license gives Hasbro the right to sell those toys at retail from January 1, 2007 though December 31, 2011 (subject to extension under certain circumstances).  We provide brand expertise, marketing support and other services to Hasbro in connection with the licensed toys. Hasbro paid us an advance of $105 million under the license in 2006 and an additional advance of $70 million in 2007.  The advances are being recognized as revenue based upon sales of the related character-based merchandise as reported by Hasbro. As of December 31, 2007, deferred revenue related to the Hasbro license was approximately $98.6 million ($100.0 million as of December 31, 2006), of which $53.6 million is classified as non-current.  All Marvel character-based toys previously produced for retail by TBW were produced and sold by our Toy segment in 2006.  In 2006, TBW acted as a sourcing agent to us and, in that capacity, helped us locate suitable factories in China for the manufacture of certain of our toys.

The year 2005 was the final year of our 2001 toy license with TBW, under which we licensed to TBW the right to use the Marvel characters (other than characters based on the Spider-Man movies) in producing and selling action figures and accessories, and certain other toys.  Under a separate agency agreement, Marvel also provided product development, marketing and sales services for TBW in exchange for a service fee. We received royalties and service fees from TBW based on TBW’s sales of Marvel-designed toys produced and sold by TBW. On December 23, 2005, we terminated both the license and agency agreements with TBW effective January 1, 2006.  In connection with this early termination, we incurred a termination fee in 2005 of $12.5 million, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Net Income.

During 2005, we earned royalties and service fees from TBW of $25.3 million and $26.5 million from TBW’s sale of Marvel related toy products licensed to TBW.  For 2005, we were reimbursed $8.3 million for administrative and management support. Such amounts have been recorded as a reduction to selling, general and administrative expenses in our Toy segment.

We also produce and sell toys based on licensed-in characters such as Curious George.  Minimum royalties paid by us associated with these licenses are not significant.  These operations are not affected by the former license and other arrangements with TBW.

All royalties received by us from the sales of toys licensed to parties other than Hasbro or TBW during 2007, 2006 and prior were recorded as royalties in our Licensing segment, as we did no product development, marketing, sales or other services for these licensees.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

8.	Income Taxes

The provision (benefit) for income taxes is based upon income (loss) before taxes as follows:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
United States	$266,363	$88,327	$170,926
Foreign jurisdictions	(3,131)	10,473	122
Total	$263,232	$98,800	$171,048

The provision (benefit) for income taxes is summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$76,253	$33,016	$61,226
State and local	17,518	803	13,600
Foreign (1)	3,976	5,552	1,567
	97,747	39,371	76,393
Deferred:
Federal	(3,562)	(2,663)	(11,823)
State and local	4,815	2,381	(1,538)
Foreign	(92)	(18)	(212)
	1,161	(300)	(13,573)

Income tax expense	$98,908	$39,071	$62,820

(1)	Current foreign taxes include foreign withholding taxes in the amount of $4.4 million, $3.1 million, and $1.9 million for 2007, 2006, and 2005, respectively.

The differences between the statutory federal income tax rate and the effective tax rate are attributable to the following:

	Years ended December 31,
	2007	2006	2005
Federal income tax provision computed at the statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	6.1%	3.2%	5.9%
Joint venture minority interest	(3.3)%	(0.4)%	(3.5)%
Valuation allowance	0.2%	0.2%	1.0%
Foreign taxes	0.2%	0.7%	(0.7)%
Other	(0.6)%	0.8%	(1.0)%
Total provision for income taxes	37.6%	39.5%	36.7%

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

8.      Income Taxes (continued)

We are not responsible for the income taxes related to the minority share of the Joint Venture’s earnings.  The tax liability associated with the minority share of the Joint Venture’s earnings is therefore not reported in our income tax expense, even though the Joint Venture’s entire income is consolidated in our reported income before income tax expense.  Joint Venture earnings therefore have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.

We retain various state and local net operating loss carryforwards of $354 million, which will expire in various jurisdictions in the years 2008 through 2026.  Of this amount, $93 million will be recorded as additional paid-in capital when realized, consistent with SFAS 123R, as it is attributable to tax deductions from exercises of stock options.  As of December 31, 2007, there is a valuation allowance of $1.2 million against capital loss carryforwards and state and foreign net operating loss carryforwards, as we believe it is more likely than not that such assets will not be realized in the future.

For financial statement purposes, we record income taxes using a liability approach which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years. Deferred taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and on income tax returns.  The significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Accounts receivable	$398	$774
Inventory	867	860
Depreciation/ amortization	103	1,616
Sales reserves	4,202	4,272
Employee benefits	5,767	5,803
Minimum pension liability	1,932	1,890
Other reserves	1,084	2,057
Loss carryforwards	12,448	29,840
Federal benefit of reserves	18,260	–
Licensing, net	14,545	14,421
Other	–	183
Total gross deferred tax assets	59,606)	61,716
Less valuation allowance	(1,234)	(1,067)
Net deferred tax assets	58,372	60,649
Deferred tax liabilities:
Unremitted foreign earnings	–	1,669
Unrealized foreign exchange	–	10
Total gross deferred tax liabilities	–	1,679
Net deferred tax assets	$58,372	$58,970

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

8.      Income Taxes (continued)

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of its implementation, we recognized an increase in reserves for uncertain tax positions of approximately $26 million, including interest (net of federal tax benefit) and penalties.  This increase in reserves for uncertain tax positions was offset, in part, by deferred tax assets established to recognize the correlative impact of federal, state and local, and foreign uncertain tax positions.  As a result of FIN 48's adoption, we recorded a net reduction of approximately $19 million to our beginning-of-year retained earnings balance.  Total unrecognized tax benefits at January 1, 2007 were approximately $36 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$36,000
Additions based on tax positions related to the current year	14,500
Reductions based on tax positions related to the current year	–
Additions for tax positions of prior years	1,600
Reductions for tax positions of prior years	–
Settlements with taxing authorities	–
Expirations of statutes of limitations	(200)
Balance at December 31, 2007	$51,900

If these unrecognized tax benefits were recognized, related deferred tax assets of $17.4 million would be eliminated, resulting in a net $34.5 million favorable impact on the effective tax rate. We do not expect the above unrecognized tax benefits to significantly increase or decrease over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years through 2002.  New York State has completed examinations of our tax returns through 2004 with no material adjustments.  Federal income tax returns for 2003 through 2006 are currently under examination with no proposed adjustments to date.

We record interest and penalties that may be incurred on unrecognized tax benefits as part of tax expense. During the year ended December 31, 2007, these expenses totaled $1.2 million. At December 31, 2007, we maintained $2.4 million of accrued interest and $0.3 million of accrued penalties on unrecognized tax benefits. To the extent interest and penalties are not assessed on our uncertain tax positions, accrued amounts will be reduced and recorded as a reduction of our income tax expense in the applicable future periods.

9.	Related Party Transactions

In December 2005, Mr. Perlmutter sold Tangible Media, Inc. (“Tangible Media”).  Tangible Media was wholly owned by Mr. Perlmutter and, therefore, our affiliate prior to that sale.

Tangible Media acts as our media consultant in placing certain of our advertising and receives certain fees and commissions based on the cost of the placement of such advertising.  Tangible Media received payments of fees and commissions from us totaling approximately $487,000 in 2005.

Tangible Media shares certain office space with us at our principal executive offices and related overhead expenses, and Tangible Media has agreed to reimburse us for the associated costs.  Tangible Media paid us approximately $106,000 in 2005 as reimbursement in accordance with that agreement.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

10.	Commitments and Contingencies

We have commitments under various operating leases, primarily for office space, certain of which extend through September 29, 2011.

Rent expense related to non-cancelable operating leases amounted to $2.2 million, $2.6 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum rental payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

Year ending December 31:
2008	$2,627
2009	2,611
2010	2,271
2011	1,368
2012	91
Total	$8,968

Legal Matters

On March 15, 2007, Stan Lee Media, Inc. (“SLM”) commenced an action against us in the United States District Court for the Southern District of New York.  The complaint alleges that SLM is the owner of intellectual property rights in characters co-created by Stan Lee between 1941 and 1968 (the “Creations”) while Mr. Lee was employed by our predecessors.  SLM alleges that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in those characters to a predecessor of SLM.  Mr. Lee has denied that any such transfer took place.  Mr. Lee has an action pending in the United States District Court for the Central District of California against the individuals acting as the management of SLM, which asserts that any characters Mr. Lee co-created for us or our predecessors were owned and continue to be owned by us and that those individuals have no authority to take any actions in the name of SLM.  The complaint in SLM’s action against us seeks a declaration of SLM’s rights in the Creations, an accounting of the profits we have made based on the Creations, the imposition of a constructive trust and damages.  We believe SLM’s action to be without merit.

On March 30, 2007, Gary Friedrich and Gary Friedrich Enterprises, Inc. (“Friedrich”) commenced a suit in the United States District Court for the Southern District of Illinois against us, and numerous other defendants including Sony Pictures Entertainment, Inc. Columbia Pictures Industries, Inc., Hasbro, Inc. and Take-Two Interactive Software, Inc.  That suit has been transferred to the Southern District of New York.  The complaint alleges that Friedrich is the owner of intellectual property rights in the character Ghost Rider and that we and other defendants have exploited the Ghost Rider character in a motion picture and merchandise without Friedrich’s consent.  Friedrich has asserted numerous claims including copyright infringement, negligence, waste, state law misappropriation, conversion, trespass to chattels, unjust enrichment, tortious interference with right of publicity, and for an accounting.  We believe Friedrich’s claims to be without merit.

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

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

11.	Benefit Plans

We have a 401(k) plan covering substantially all of our employees. We may make discretionary contributions to this plan.  No contributions were made during the three year periods ended December 31, 2007, 2006 and 2005.

In addition, in connection with the 1999 sale of the assets of our Fleer and Skybox International subsidiaries, we retained certain liabilities related to the Fleer/Skybox International Retirement Plan (the “Qualified Plan”) and the Skybox Nonqualified Defined Benefit Plan (the “Nonqualifed Plan”), both of which are defined benefit pension plans for employees of those subsidiaries (collectively, the “Fleer/Skybox Plan”).  These plans have been amended to freeze the accumulation of benefits and to prohibit new participants.  Based on our assumptions, the accumulated benefit obligation was $20.4 million at December 31, 2007 ($20.7 million at September 30, 2006) which exceeded assets by $4.6 million at December 31, 2007 ($5.9 million at September 30, 2006).  The Nonqualified Plan is unfunded and has a net liability of $1.0 million.  The current liability, which equals $0.1 million, relates only to the Nonqualified Plan and represents the benefits expected to be paid in the next 12 months from the Nonqualified Plan.  The remainder of the Nonqualified Plan’s liability is noncurrent.  The Qualified Plan is underfunded and has a net liability of $3.6 million.  Because the Qualified Plan’s assets are sufficient to cover the expected benefits to be paid from this plan in the next twelve months, its liabilities are noncurrent.

During the first quarter of 2007, we changed our measurement date from September 30 to December 31 for the Fleer/Skybox Plan.  In accordance with the measurement date transition provisions of SFAS 158, we remeasured benefit obligations and plan assets as of January 1, 2007.  This remeasurement did not have a material impact on the unfunded accumulated benefit obligation or accumulated other comprehensive income.

Plan administrative expenses for the years ended December 31, 2007, 2006 and 2005 were not significant. Pension costs are funded based on the recommendations of independent actuaries, and amounted to $1.4 million and $1.0 million during 2007 and 2006, respectively.  We expect contributions for our pension plan in 2008 to be approximately $1.1 million.  Expected benefit payments are based on the same assumptions used to measure the year-end benefit obligations.

We target approximately 85% of our pension plan assets to be invested in a combination of commercial paper, a stable return fund and an intermediate government income fund, based on the risk tolerance characteristic of the plan, which may be adjusted in the future to achieve our overall investment objective. The balance of the plan assets are invested in various common stocks, including, from time to time, our shares.  We develop our expected long-term rate of return assumption based on the historical experience of our portfolio and the review of projected returns by asset class.  The discount rate, determined at each measurement date, is based on the Moody’s Aa Corporate Bond Index yield, a commonly used index for the purpose of determining pension obligations. This index is an average of the Utilities and Industrial bond indices.  The plan provides for the payment of benefits at any time.

Our plan asset allocations (at the measurement dates) and target allocations are summarized as follows:

	Percentage of Plan Assets at September 30, 2006	Percentage of Plan Assets at December 31, 2007	% Target Allocation in 2008

Equity securities	25%	11%	15%
Debt securities	75%	89%	85%

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007
11.           Benefit Plans (continued)

The following table reconciles the projected benefit obligation, plan assets, funded status, and net pension liability for the Fleer/Skybox Plan.  The 2007 column includes the twelve months period from January 1, 2007 to December 31, 2007.  The remeasure column includes the three-month period from October 1, 2006 to December 31, 2006 which reflects the change in measurement date from September 30 to December 31.  The 2006 column includes the twelve month period from October 1, 2005 to September 30, 2006.

	2007	Remeasure		2006
	(in thousands)

Accumulated Benefit Obligation, End of Period	$20,432		$20,645		$20,680

Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$20,645		$20,680		$21,711
Service cost	–		–		–
Interest cost	1,152		285		1,141
Plan amendments	–		–		–
Assumption changes	–		–		–
Actuarial (gain)/loss	(31)		–		(595)
Benefits paid	(1,334)		(320)		(1,577)
Projected benefit obligation, end of period	$20,432		$20,645		$20,680

Change in plan assets
Plan assets at fair value, beginning of period	$14,891		$14,777		$14,414
Actual return on plan assets	837		212		976
Company contributions	1,446		222		964
Benefits paid	(1,334)		(320)		(1,577)
Plan assets at fair value, end of period	$15,840		$14,891		$14,777

Funded status	$(4,592)		$(5,754)		$(5,903)
Contributions between measurement date and fiscal year-end	–		–		223
Net pension (liability) at end of period	$(4,592)		$(5,754)		$(5,680)

Amounts recognized in the statement of financial position
Noncurrent assets	$–	$		$
Current liabilities	(105)		(103)		(103)
Noncurrent liabilities	(4,487)		(5,651)		(5,577)
Net pension (liability) at end of period	$(4,592)		$(5,754)		$(5,680)

Amounts recognized in accumulated other comprehensive income
Net transition obligation	$–		$–		$–
Prior service cost (credit)	(365)		(419)		(433)
Net actuarial loss	6,722		6,833		6,860
	$6,357		$6,414		$6,427

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

11.           Benefit Plans (continued)

The components of net periodic pension costs and the significant assumptions used are summarized below:

	2007	2006	2005
	(dollars in thousands)

Total cost for plan year
Service cost	$–	$–	$–
Interest cost	1,152	1,141	1,139
Expected return on plan assets	(972)	(922)	(892)
Amortization of:
Unrecognized net loss	215	244	183
Unrecognized prior service cost	(54)	(54)	(54)
Unrecognized net asset obligation	–	–	–
Net periodic pension cost	$341	$409	$376

Measurement date	12/31/2007	9/30/2006	9/30/2005

Assumptions used for annual expense:
Discount rate	5.70%	5.40%	5.75%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

Assumptions used for year-end disclosure:
Discount rate	5.88%	5.70%	5.40%
Rate of consumption increase	N/A	N/A	N/A

We expect to contribute $1.1 million to the plan in 2008.

Annual expected benefit payments are as follows (in thousands):

2008	$1,335
2009	1,326
2010	1,396
2011	1,411
2012	1,492
2013-2017	7,923

The estimated net actuarial loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $0.2 million and ($0.1 million), respectively.  There is no transition obligation to be amortized in 2008.

The amortization of any prior service cost and gains and losses is determined using a straight-line amortization of the cost over the expected lifetime of inactive participants in the plan, since the plan has mostly inactive participants.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007
12.	Segment Information

We operate our businesses in four segments: Licensing, Publishing, Toys and Film Production.

	Licensing	Publishing	Toys	Film Production	Corporate	Total
	(in thousands)
Year ended December 31, 2007
Net sales	$272,722	$125,657	$87,428	$–	$–	$485,807
Operating income (loss)	196,136	53,524	54,725	(7,537)	(22,419)	274,429

Total capital expenditures	142	–	2,297	220	–	2,659
Total identifiable assets	351,788	71,409	115,274	278,887	–	817,358

Year ended December 31, 2006
Net sales	$127,261	$108,464	$116,073	$–	$–	$351,798
Operating income (loss)	77,541	44,077	21,098	(7,464)	(22,692)	112,560

Total capital expenditures	1,492	–	14,794	–	–	16,286
Total identifiable assets	366,454	69,710	148,695	39,006	–	623,865

Year ended December 31, 2005
Net sales	$230,063	$92,455	$67,989	$–	$–	$390,507
Operating income (loss)	143,357	36,343	15,548	–	(24,081)	171,167

Total capital expenditures	1,348	–	2,941	–	–	4,289
Total identifiable assets	389,382	67,439	86,330	30,395	–	573,546

Licensing Segment

The Licensing segment, which includes the operations of the Joint Venture, licenses our characters for use in a wide variety of products and media, the most significant of which are described below.  Identifiable assets for the Licensing segment as of December 31, 2007 and 2006 include goodwill of $298.4 million and $294.6, respectively.  Goodwill increased as a result of a deferred tax asset adjustment attributable to state net operating losses (see Note 8).

Consumer Products

We license our characters for use in a wide variety of consumer products, including toys, apparel, interactive games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.  Revenues from these activities are classified in our Licensing segment, other than revenues from Hasbro, Inc., which are classified in our Toy segment.

Studio Licensing

Feature Films.  We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters.  We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men, Daredevil/Elektra, Ghost Rider, Namor the Submariner and The Punisher.  Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

12.           Segment Information (continued)

Television Programs. We license our characters for use in television programs.  Several live-action and animated television shows based on our characters are in various stages of development including live-action television programming based on Moon Knight and animated programming based on Iron Man, X-Men and the Incredible Hulk.

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. The first two animated features, Ultimate Avengers and Ultimate Avengers 2, were released in 2006.  The animated features The Invincible Iron Man and Doctor Strange were released in 2007.

Destination-Based Entertainment

We license our characters for use at theme parks, shopping malls and special events.  For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan.  We have also licensed our characters for the development of a major theme park in Dubai.

Promotions

We license our characters for use in short-term promotions of other companies’ products and services.  Recent examples are a license to Proctor and Gamble for the appearance of Spider-Man on Pampers-brand training pants and swim pants and a license to Philips Consumer Electronics BV for the appearance of The Incredible Hulk in a television commercial and in-store advertisements for Philips television sets.

Publications

Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of coloring and activity books.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America.  Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel Characters.  Our titles include Spider-Man, X-Men, Fantastic Four, Iron Man, the Incredible Hulk, Captain America and Ghost Rider.  In addition to revenues from the sale of comic books and trade paperbacks, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics and online activities.  Identifiable assets for the Publishing segment as of December 31, 2007 and 2006 include goodwill of $42.5 million and $41.9 million, respectively.  Goodwill increased as a result of a deferred tax asset adjustment attributable to state net operating losses (see Note 8).

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

12.           Segment Information (continued)

Toy Segment

In January 2006, we entered into a license agreement with Hasbro under which Hasbro has the exclusive right to make action figures, plush toys and role-play toys, and the non-exclusive right to make several other types of toys, featuring our characters.  The license gives Hasbro the right to sell those toys at retail from January 1, 2007 through December 31, 2011.  In some cases, however, Hasbro was permitted to sell toys at retail at the end of 2006.  The license is subject to extension in the event that entertainment productions featuring our characters are not released according to an agreed-upon schedule.  We also entered into a services agreement with Hasbro under which we have agreed to provide brand expertise, marketing support and other services in connection with the licensed toys.  In 2006, royalty and service fee income recognized from Hasbro aggregated $5.2 million.  Most of the Toy segment’s 2006 sales, however, came from toys that we produced and sold ourselves.

During 2007, our Toy segment’s sales consist primarily of royalties and service fees from Hasbro.  The Toy segment also generates revenue from sales of licensed-in properties, such as Curious George.

Film Production Segment

The expansion of our studio operations to include feature films that we are producing ourselves has resulted in the creation of the Film Production segment, which we began to present separately in the fourth quarter of 2006.  Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers.  Those licensing activities were included, and are still included, in the Licensing segment. However, the operations of developing and producing our own theatrical releases are reported in our Film Production segment, as these operations are inherently different than that of licensing our characters.  Our self-produced films are primarily financed with our $525 million film facility and our Iron Man and Hulk facilities, which are described in Note 4. The first two films under production by the Film Production segment, Iron Man and The Incredible Hulk, are scheduled for release in May and June 2008, respectively.  Operating costs for our Film Production segment consist primarily of employee compensation and $0.9 million related to the decline in the fair value of the interest rate cap associated with our film facility, which was partially offset by realized gains of $2.1 million generated from forward contracts for the Canadian dollar.  Excluded from these costs is $1.0 million of capitalized overhead related to the films in production.  Identifiable assets for the Film Production segment as of December 31, 2007 and 2006 include goodwill of $5.3 million and 5.2 million, respectively.

The Film Production segment operations are expected to look very different in 2008, when we release our first self-produced films. At that time, we will begin recognizing revenue.  As we recognize revenue for a particular theatrical release, we will amortize the related capitalized film inventory in the proportion that the recognized revenue bears to the total estimated lifetime revenues of the theatrical release.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

12.           Segment Information (continued)

Revenue by Geographic Area
(in thousands)
	2007		2006		2005

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing	$178,534	$94,188	$83,955	$43,306	$181,959	$48,104
Publishing	106,858	18,799	90,924	17,540	77,312	15,143
Toys*	53,100	34,328	82,171	33,902	47,695	20,294
Total	$338,492	$147,315	$257,050	$94,748	$306,966	$83,541

* $38.5 million and $4.4 million of U.S. toy revenue and $32.4 million and $0.8 million of foreign toy revenue for 2007 and 2006, respectively, is attributable to royalties and service fees generated by Hasbro.  $37.1 million of the U.S. toy revenue and $14.7 million of the foreign toy revenues for 2005 are attributable to royalties and service fees from toy sales generated by TBW.

13.	Subsequent Event

Subsequent to December 31, 2007, we purchased approximately 0.4 million shares of our common stock at a cost of $9.9 million.  We also announced, on February 19, 2008, that our Board of Directors had increased our share repurchase authorization by $100 million, adding to the $28.2 million then remaining under our prior share repurchase authorization, and extended the authorization through March 1, 2010.

During January 2008, we received settlement payments totaling $22.5 million from certain licensees in connection with the early termination of their agreements.

In February 2008, we entered into a forward currency contract with a financial institution to sell 12.5 million of Canadian dollars on September 30, 2008 in exchange for $12.4 million.

INDEX
MARVEL ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007

14.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

	2007				2006

Quarter Ended	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	*		**	***
	(in thousands, except per share data)

Net sales	$151,402	$101,475	$123,642	$109,288	$90,058	$84,363	$92,161	$85,216
Net income	46,842	29,087	36,268	27,626	17,509	16,297	13,200	11,698
Basic net income per common share	$0.56	$0.35	$0.47	$0.36	$0.20	$0.20	$0.17	$0.14
Dilutive net income per common share	$0.54	$0.34	$0.45	$0.35	$0.19	$0.19	$0.16	$0.14

*The quarterly financial data for the quarter ended March 31, 2007 includes an adjustment to beginning of the year deferred tax assets, which resulted in a discrete income tax charge of $2.6 million, a $3.1 million decrease to additional paid-in-capital and a $4.4 million increase to goodwill.  The adjustment to additional paid-in-capital is presented on the accompanying statement of stockholders’ equity and comprehensive income within tax benefit of stock options exercised, net.  The net income for the quarter ended March 31, 2007 also includes an adjustment to record a $1.9 million non-recurring credit to selling, general and administrative expenses associated with pension accounting for the Fleer/Skybox Plan.  Diluted net income per common share in the first quarter of 2007 incorporates a correction to our weighted average number of diluted shares outstanding that was announced on May 24, 2007.  We do not believe that any of these adjustments are material to this quarter or any previously reported periods.

**The quarterly financial data for the quarter ended September 30, 2007 includes unusually high amounts ($16.8 million) received in settlements of licensing audit claims that are reflected in net sales.  The quarterly financial data also includes a discrete tax benefit of $1.7 million, primarily due to a reduction of deferred tax liabilities related to our Hong Kong subsidiary, which we do not believe is material to this quarter or any previously reported periods.

***Quarterly financial data for the quarter ended December 31, 2007 includes out-of-period adjustments of $2.8 million in additional selling, general and administrative expense to correct the amount of royalties payable to actors for the use of their likeness in products over the period 2004 to 2006.  The quarterly financial data also includes $1.9 million in additional selling, general and administrative expense to correct the amount of royalties payable to actors for the use of their likeness in products in the first and third quarters of 2007.  We do not believe these adjustments are material to this quarter or any previously reported periods.

The income per common share computation for each quarter and year are separate calculations. Accordingly, the sum of the quarterly income per common share amounts may not equal the net income per common share for the year.

INDEX

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance At Beginning of Period	Charged to Sales or Costs and Expenses		Charged to Other Accounts	Deductions (3)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2007
Allowances included in Accounts Receivable, Net:
Doubtful accounts—current	$2,107	$(453	)(2)	$–	$553	$1,101
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	18,504	21,414	(1)	(1,981)	22,918	15,019

Valuation allowances against deferred taxes	1,067	167		–	–	1,234

Year Ended December 31, 2006
Allowances included in Accounts Receivable, Net:
Doubtful accounts—current	$3,993	$(1,877	)(2)	$–	$(9)	$2,107
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	12,216	23,366	(1)	–	(17,078)	18,504

Valuation allowances against deferred taxes	2,610	150		(1,693)	–	1,067

Year Ended December 31, 2005
Allowances included in Accounts Receivable, Net:
Doubtful accounts—current	4,851	(451	)(2)	–	(407)	3,993
Doubtful accounts—non-current	–	–		–	–	–
Advertising, markdowns, volume discounts and other	11,167	10,415	(1)	–	(9,366)	12,216

Valuation allowances against deferred taxes	887	1,866		–	(143)	2,610

(1)  Charged to sales.
(2)  Charged to (recovery of) costs and expenses.
(3)  Allowances utilized and/or paid.