Form 10-Q
period 2008-03-31
Marvel Entertainment, Inc.
filed 2008-05-12
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer |☑|	Accelerated filer |_|	Non-Accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|    No |☑|

At May 8, 2008, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 78,783,676, including 723,371 shares of restricted stock.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited)

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,547	$30,153
Restricted cash	23,201	20,836
Short-term investments	61,854	21,016
Accounts receivable, net	19,997	28,679
Inventories, net	11,308	10,647
Income tax receivable	–	10,882
Deferred income taxes, net	23,374	21,256
Prepaid expenses and other current assets	6,016	4,245
Total current assets	211,297	147,714

Fixed assets, net	2,374	2,612
Film inventory	303,322	264,817
Goodwill	346,152	346,152
Accounts receivable, non–current portion	826	1,300
Income tax receivable, non–current portion	5,906	4,998
Deferred income taxes, net	36,773	37,116
Deferred financing costs	10,155	11,400
Other assets	995	1,249
Total assets	$917,800	$817,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,428	$3,054
Accrued royalties	82,671	84,694
Accrued expenses and other current liabilities	30,649	37,012
Deferred revenue	95,360	88,617
Film facilities	120,738	42,264
Income tax payable	17,127	–
Minority interest to be distributed	45	556
Total current liabilities	348,018	256,197
Accrued royalties, non-current portion	9,931	10,273
Deferred revenue, non-current portion	56,831	58,166
Film facilities, non-current portion	216,662	246,862
Income tax payable, non-current portion	59,590	54,066
Other liabilities	9,496	10,291
Total liabilities	700,528	635,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 133,404,306 issued and 77,435,629 outstanding in 2008 and 133,179,310 issued and 77,624,842 outstanding in 2007	1,334	1,333
Additional paid-in capital	729,152	728,815
Retained earnings	394,821	349,590
Accumulated other comprehensive loss	(3,250)	(3,395)
Total stockholders’ equity before treasury stock	1,122,057	1,076,343
Treasury stock, at cost, 55,968,677 shares in 2008 and 55,554,468 shares in 2007	(904,785)	(894,840)
Total stockholders’ equity	217,272	181,503

Total liabilities and stockholders’ equity	$917,800	$817,358

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per share data)

Net sales	$112,567	$151,402

Costs and expenses:
Cost of revenues (excluding depreciation expense)	12,467	14,886
Selling, general and administrative	31,519	33,270
Depreciation and amortization	375	1,840
Total costs and expenses	44,361	49,996
Other income (expense), net	19,326	(349)
Operating income	87,532	101,057
Interest expense	3,086	2,902
Interest income	979	467
Income before income tax expense and minority interest	85,425	98,622
Income tax expense	33,210	38,311
Minority interest in consolidated joint venture	6,984	13,469
Net income	$45,231	$46,842

Basic and diluted net income per share:
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	77,423	83,161
Effect of dilutive stock options, warrants and restricted stock	803	2,910
Weighted average shares for diluted earnings per share	78,226	86,071
Net income per share:
Basic	$0.58	$0.56

Diluted	$0.58	$0.54

Comprehensive income:
Net income	$45,231	$46,842
Other comprehensive income (loss)	145	(1,183)
Comprehensive income	$45,376	$45,659

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$45,231	$46,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	1,840
Provision for doubtful accounts	–	425
Amortization of deferred financing costs	1,245	1,245
Unrealized loss on interest rate cap and foreign currency forward contracts	198	444
Non-cash charge for stock-based compensation	1,571	2,231
Excess tax benefit from stock-based compensation	–	(502)
Loss on sale of equipment	5	–
Deferred income taxes	(4,057)	15,607
Minority interest in joint venture (net of distributions of $7,279 in 2008 and $1,961 in 2007)	(511)	11,508
Changes in operating assets and liabilities:
Accounts receivable	9,156	19,134
Income tax receivable	–	40,915
Inventories	(661)	(891)
Prepaid expenses and other current assets	(1,771)	2,821
Film inventory	(38,505)	(32,554)
Other assets	56	23
Deferred revenue	5,408	(66,423)
Income taxes payable	35,569	–
Accounts payable, accrued expenses and other current liabilities	(13,262)	(18,376)
Net cash provided by operating activities	40,047	24,289

Cash flows from investing activities:
Purchases of fixed assets	(142)	(1,256)
Expenditures for product and package design	–	(298)
Sales of short-term investments	4,031	29,133
Purchases of short-term investments	(44,869)	(48,009)
Change in restricted cash	(2,365)	(2,082)
Net cash used in investing activities	(43,345)	(22,512)

Cash flows from financing activities:
Borrowings from film facilities	48,274	16,300
Borrowings from line of credit	–	2,000
Repayments of line of credit	–	(19,000)
Deferred financing costs	–	(395)
Purchases of treasury stock	(9,945)	(22,169)
Exercise of stock options	156	368
Excess tax benefit from stock-based compensation	–	502
Net cash provided by (used in) financing activities	38,485	(22,394)

Effect of exchange rates on cash	207	18
Net increase (decrease) in cash and cash equivalents	35,394	(20,599)
Cash and cash equivalents, at beginning of period	30,153	31,945
Cash and cash equivalents, at end of period	$65,547	$11,346

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three-month period ended March 31, 2008 and the unaudited Condensed Consolidated Statements of Cash Flows for the three-month period ended March 31, 2008 are not necessarily indicative of those for the full year ending December 31, 2008.  The year-end 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production.  As of March 31, 2008, we no longer have an operating Toy segment.  During the first quarter of 2008, we substantially completed our exit from toy manufacturing activities due to diminishing sales.  We also completed a change in the focus of the support that we provide to Hasbro, which resulted in changes to our internal organizational structure and staff reductions.  These events altered our internal reporting of segment performance, with the result that we are now including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe on our Hasbro revenue) within our Licensing segment.  Those revenues and expenses were formerly included in our Toy segment.  Our remaining activities related to our terminated toy manufacturing business are now included with Corporate overhead in “All Other”.  We have restated prior-period segment information to conform to the current-year presentation.

In connection with our $525 million film facility, we formed the following wholly-owned subsidiaries: MVL Rights LLC, MVL Productions LLC, Incredible Productions LLC, Iron Works Productions LLC, MVL Iron Works Productions Canada, Inc., MVL Incredible Productions Canada, Inc. and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets of the Film Slate Subsidiaries, other than MVL Productions LLC, are not available to satisfy debts or other obligations of any of our other subsidiaries or any other persons.

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
March 31, 2008
(unaudited)

The consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all inter-company accounts and transactions are eliminated.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Interest paid during the period	$5,496	$1,817
Income taxes paid during the period	$2,171	$1,185
Income tax refund	$–	$19,000

Our film-production expenditures appear on our statement of cash flows as cash used in operating activities.  These expenditures are funded primarily by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FSP 157-2 “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations.  We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:  Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:  Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3: Unobservable inputs for the asset or liability

We endeavor to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth our financial assets and liabilities that were accounted for, at fair value, on a recurring basis as of March 31, 2008:

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

	Recurring Fair Value Measurements Using
	Total Fair Value	Level 1		Level 2		Level 3
	(in thousands)
Financial Assets:
Investment securities	$61,854	$61,854	$		$
Interest rate cap	873			873
Foreign currency exchange contracts	37			37

We are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position.  When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments.  Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes.  We do not use leveraged derivative financial instruments.  The forward foreign currency exchange contracts and the interest rate cap are valued using broker quotations, or market transactions in either the listed or over-the counter markets.  As such, these derivative instruments are classified within level 2.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 became effective for the fiscal year beginning January 1, 2008.  The implementation of this statement did not have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133” (“SFAS 161").  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the effect of this statement on our consolidated financial statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

3.           DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	March 31,	December 31,
	2008	2007
	(in thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$35,255	$44,799
Less allowances for:
Doubtful accounts	(732)	(1,101)
Sales discounts and returns	(14,526)	(15,019)
Total, net	$19,997	$28,679

Inventories consist of the following:
Work-in-process - Publishing	$5,691	$4,904
Finished goods - Publishing	$5,445	$5,264
Finished goods - Toys	172	479
Total	$11,308	$10,647

Film inventory consist of the following:
Development	$3,640	$2,991
Preproduction	–	–
Production	299,682	261,826
Total	$303,322	$264,817

Accrued royalties consist of the following:
Royalty obligations to licensors	$1,647	$2,378
Freelance talent	3,405	4,570
Studio and talent share of royalties	77,619	77,746
Total	$82,671	$84,694

Accrued expenses and other current liabilities consist of the following:
Inventory purchases	$2,355	$2,327
Bonuses	2,987	8,059
Litigation accruals	1,870	1,625
Licensing common marketing funds	7,529	7,498
Interest	5,504	5,639
Other accrued expenses	10,404	11,864
Total	$30,649	$37,012

4.	EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and potential common shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation as required under SFAS No. 123(R) “Share-Based Payment”.

The total number of shares of common stock outstanding as of March 31, 2008 was 77,435,629 net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (2,188,539) and the vesting of all outstanding restricted shares (723,371), the total number outstanding would be 80,347,539.  During the three-month period ended March 31, 2008, 16,000 shares of common stock were issued through stock option exercises.

Options to purchase 0.3 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended March 31, 2008 and 2007, because the sum of the option exercise proceeds, including the unrecognized compensation expense and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

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

If Ambac’s rating by either S&P or Moody’s were to fall below AAA, the interest rate for outstanding senior bank debt would increase by 1.30% and the fee payable on any unused senior bank debt capacity would increase by 0.30%.  If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%.  In addition, if we become more leveraged, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.  The mezzanine debt was drawn on first and will remain outstanding for the life of the film facility.

The film facility requires the maintenance of minimum tangible net worth and compliance with various administrative covenants.

We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for debt outstanding under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. The notional amount of debt associated with the interest rate cap agreement at March 31, 2008 was $231.0 million.  The interest rate cap is recorded at fair value ($0.9 million) and included in other assets in the accompanying balance sheet at March 31, 2008.  Fair value of the interest rate cap at December 31, 2007 was $1.1 million.  Gains and losses from changes in the fair value of the interest rate cap are recorded within other income in the accompanying statement of income.  The interest rate cap expires on October 15, 2014.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

As of March 31, 2008, MVL Film Finance LLC had $279.5 million ($246.9 million as of December 31, 2007) in outstanding borrowings under the film facility.  Of these borrowings, $62.8 million are classified as current in the accompanying balance sheets, which represents the amount we estimate to be repayable over the next twelve months.  Borrowings have been used to fund direct production costs of our Iron Man and The Incredible Hulk feature films, to fund the interest payments of the film facility, to fund the finance transaction costs related to the closing of the facility and to purchase the interest rate cap.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the “Iron Man Facility”) through our wholly-owned consolidated subsidiary, Iron Works Productions LLC.  The proceeds of this financing were used solely to fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”) and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute Iron Man in these Reserved Territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of March 31, 2008, the Iron Man Facility had $29.9 million in outstanding borrowings, which are classified as current in the accompanying balance sheets.

Hulk Facility

On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC.  The proceeds of this financing are used solely to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute The Incredible Hulk in the Reserved Territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of March 31, 2008, the Hulk Facility had $28.0 million in outstanding borrowings, which are classified as current in the accompanying balance sheets.

Corporate Line of Credit

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  The facility contains covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum.  As of March 31, 2008, we had no borrowings outstanding under the HSBC Line of Credit.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

6.           SEGMENT INFORMATION

We operate our businesses in three segments: Licensing, Publishing and Film Production.  As discussed in Note 2, we have substantially completed our exit from our direct toy manufacturing activities, and are now including revenue from Hasbro, and related expenses, in our Licensing segment.  The terminated toy manufacturing business no longer meets the definition of an operating segment, and its activities are now included with Corporate overhead in “All Other”.

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

Television Programs. We license our characters for use in television programs.  Several live-action and animated television shows based on our characters are in various stages of development including live-action television programming based on Moon Knight and animated programming based on Iron Man, X-Men, the Incredible Hulk, Black Panther and Marvel Super Hero Squad.

Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. The first two animated features, Ultimate Avengers and Ultimate Avengers 2, were released in 2006.  The animated features The Invincible Iron Man and Doctor Strange were released in 2007.  In 2008, we expect to release Next Avengers: Heroes of Tomorrow.

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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

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

Film Production Segment

The Film Production segment includes operations related to our self-produced feature films.  Those films are primarily financed with our $525 million film facility and our Iron Man and Hulk Facilities, which are described in Note 5. The first two films produced by the Film Production segment are Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which is scheduled to be released on June 13, 2008.

We expect to begin recognizing Film Production revenue in the second quarter of 2008.  We will amortize the related capitalized film inventory for each film in the proportion that the recognized revenue for that film bears to the film’s total estimated lifetime revenues.

Set forth below is certain operating information for our segments.

	Licensing (1)	Publishing	Film Production	All Other (2)(3)	Total
	(in thousands)
Three months ended March 31, 2008
Net sales	$84,573	$26,473	$–	$1,521	$112,567
Operating income (loss)	85,382	9,951	(1,994)	(5,807)	87,532

Three months ended March 31, 2007
Net sales	$119,677	$27,544	$–	$4,181	$151,402
Operating income (loss)	98,768	11,530	(3,067)	(6,174)	101,057

(1) In the first quarter of 2008, operating income included $19.0 million classified as other income from settlement payments received in connection with the early termination of two interactive licensing agreements.

(2)  Includes $1.5 million and $4.2 million of direct toy sales and $0.7 million and ($2.5) million of related operating income/(loss) associated with our toy manufacturing operations for the three-month periods ended March 31, 2008 and 2007, respectively.  The balance of operating loss is primarily unallocated corporate overhead.

(3)  During the first quarter of 2007, we recorded a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox Plan.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

7.    BENEFIT PLAN

In connection with the 1999 sale of a subsidiary, we retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of that subsidiary (the “Fleer/Skybox Plan”).  This plan has been amended to freeze the accumulation of benefits and to prohibit new participants.  We account for the Fleer/Skybox Plan in accordance with “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).

Assumptions used for the 2008 and 2007 expense include a discount rate of 5.88 % and 5.70%, and an expected rate of return on plan assets of 5.25% and 6.50%, respectively.

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Total cost for plan period:
Service cost	$–	$–
Interest cost	291	285
Expected return on plan assets	(257)	(243)
Amortization of:
Unrecognized net loss	50	54
Unrecognized prior service cost	(13)	(13)
Unrecognized net asset obligation	–	–
Net periodic pension cost	$71	$83

8.	INCOME TAXES

We calculate our interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to each significant, unusual, or extraordinary item that will be separately reported, or reported net of its related tax effect, is recognized in the interim period in which it occurs. In addition, the effect of changes in tax laws, rates or tax status is recognized in the interim period in which the change occurs.

The estimation of the annual effective tax rate at the end of each interim period requires estimates of, among other things, what our pre-tax income will be for the year, what portion of our income will be earned and taxed in foreign jurisdictions, what permanent and temporary differences we will record, and which of the deferred tax assets generated in the current year we will recover.  Each of those estimates requires significant judgment.  The estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

Our effective tax rates for the three-month periods ended March 31, 2008 (38.9%) and March 31, 2007 (38.8%) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the earnings of the Joint Venture.  Our 2007 first-quarter effective tax rate included a discrete charge of 2.7% for an adjustment of beginning-of-year deferred tax balances to correct certain state tax rates.

We are not responsible for the income taxes related to the minority share of the Joint Venture’s earnings.  The tax liability associated with the minority share of the Joint Venture’s earnings is therefore not reported in our income tax expense, even though all of the Joint Venture’s revenues and expenses are consolidated in our reported income before income tax expense. Joint Venture earnings therefore have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

We retain various state and local net operating loss carryforwards of $347 million, which will expire in various jurisdictions in the years 2008 through 2026.  As of March 31, 2008, there is a valuation allowance of $1.2 million against capital loss carryforwards and state and foreign net operating loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.

Unrecognized tax benefits totaled $57 million and $52 million at March 31, 2008 and December 31, 2007, respectively. The current quarter increase was the result of tax positions taken during the quarter in various jurisdictions in which we operate. Except for increases attributable to earnings in subsequent quarters, we do not expect our balance of unrecognized tax benefits to materially change over the next twelve months.

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

    10.     OTHER INCOME

During January 2008, we received settlement payments in connection with the early termination of two interactive license agreements.  We recorded $19.0 million of other income from these settlement payments.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2008
(unaudited)

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

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	A decrease in the level of media exposure or popularity of our characters
•	Financial difficulties of licensees
•	Changing consumer preferences
•	Movie and television-production delays and cancellations
•	Concentration of our toy licensing in one licensee
•	Uncertainties to do with the film production business, such as:
o	We might be unable to attract and retain creative talent
o	Our films might be less successful economically than we anticipate
o	Our films might be more expensive to make than we anticipate
o	Our film productions might be disrupted or delayed
o	We might be disadvantaged by changes or disruptions in the way films are distributed
o	We might lose potential sales because of piracy of films and related products
o	We will be primarily dependent on a single distributor for each film
o	We will depend on our studio distributors for revenue information related to the accounting for film-production activities
o	We might fail to meet the conditions set by the lenders for the funding of films
o	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four
o	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

The risk factors above are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Management Overview of Business Trends

We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production.  As of March 31, 2008, we no longer have an operating Toy segment.  During the first quarter of 2008, we substantially completed our exit from toy manufacturing activities due to diminishing sales.  We also completed a change in the focus of the support that we provide to Hasbro, which resulted in changes to our internal organizational structure and staff reductions.  These events altered our internal reporting of segment performance, with the result that we are now including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe on our Hasbro revenue) within our Licensing segment.  Those revenues and expenses were formerly included in our Toy segment.  Our remaining activities related to our terminated toy manufacturing business are now included with Corporate overhead in “All Other”.  We have restated prior-period segment information to conform to the current-year presentation.

The increased exposure of Marvel characters in movies and television shows can create revenue opportunities for us through increased sales of licensed merchandise.  Producing films ourselves provides us with more control of our film projects, gives us greater flexibility to coordinate the timing of licensing programs around Marvel-branded theatrical releases and provides us with the opportunity for a meaningful source of profits.  The operations of developing and producing our own theatrical releases are reported in our Film Production segment, the funding for which comes primarily from our $525 million film facility.  Our current plans are to self-produce all future films based on our characters that have not already been licensed to third parties.

Licensing

Our Licensing segment is responsible for the licensing, promotion and brand management for all of our characters worldwide. We pursue a strategy, where feasible, of concentrating our licensee relationships with fewer, larger licensees who demonstrate the financial and merchandising capability to manage our portfolio of both classic and movie properties.  A key focus is negotiating strong minimum guarantees while keeping royalty rates competitive.

Another strategy of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting our properties to appeal to new demographic profiles. Initiatives such as Marvel Super Hero Squad, Spider-Man and Friends, Marvel Heroes and Marvel Comics (our retro program) have all helped the licensing business expand beyond its traditional classic and event-driven properties.

Major entertainment events play an important role in driving sales of our licensed products.  In 2007, our Licensing segment revenue reflected the benefit of the May 2007 release of the movie Spider-Man 3. The Licensing segment’s 2007 initiatives were focused on merchandising our self-produced movies Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which is scheduled for release on June 13, 2008.  We expect that our 2008 Licensing segment revenue will benefit from the release of those movies, beginning in the second quarter of 2008, but not as significantly as 2007 Licensing segment revenue benefited from the release of Spider-Man 3.

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

As discussed above, beginning in 2008 we are including revenue earned from Hasbro, and related expenses, in our Licensing segment.

        Publishing

The Publishing segment is focused on expanding distribution channels such as the direct and mass market, and expanding its product lines to a younger demographic.  We continue to expand our advertising and promotions business with an increased emphasis on custom publishing.  In 2007, the single issue featuring the death of Captain America was the top-selling comic book of the year.  Also, the last two issues of Civil War, a limited edition comic book series with tie-ins to established comic book series, were the second and third top-selling comic books of 2007.  In the direct market and bookstores, a hardcover collected edition of the Dark Tower series was the best-seller in 2007.  The World War Hulk crossover series, featuring the Incredible Hulk, was published in mid 2007.  In April 2008, Marvel launched another major comic book crossover series, Secret Invasion, which involves many of the Marvel characters and features tie-ins to many other Marvel publications, similar to the Civil War series.  This series will run through the rest of the year.  The second volume of the Dark Tower series is also scheduled to be released in 2008.  We expect that the Dark Tower series and Secret Invasion will continue to generate momentum for the remainder of 2008 as well as the World War Hulk trade and hardcover collections which will be released later this year.

Film Production

On May 2, 2008, we released our first self-produced film, Iron Man, and we are scheduled to release The Incredible Hulk on June 13, 2008.  After the release of each film, we will begin to recognize revenue and to amortize our film inventory as described below.

Film Inventory

In general, we are responsible for all of the costs of developing and producing our feature films.  The film’s distributor is responsible for the out-of-pocket costs, charges and expenses (including contingent compensation and residual costs, to a defined limit) incurred in the distribution, manufacturing, printing and advertising, marketing, publicizing and promotion of the film in all media (referred to in the aggregate as distributor’s costs); those costs are not included in film inventory.  After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts, at which point we will begin to recognize revenue.  Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor.

In accordance with the AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), we capitalize all direct film production costs, such as labor costs, visual effects and set construction.  Those capitalized costs, along with capitalized production overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory.  Production overhead includes allocable costs, including cash and stock compensation and benefits, of individuals or departments with exclusive or significant responsibility for the production of films.  Capitalization of production overhead and interest costs commences upon completion of the requirements for funding the production under the film facility and ceases upon completion of the production. Because of the completion of the Iron Man and The Incredible Hulk productions in the second quarter of 2008, we will begin in that quarter to expense, rather than capitalize, our production overhead associated with personnel formerly dedicated to those productions and our interest costs related to those productions. Our Film Production SG&A expenses and our interest expense will therefore increase beginning in the second quarter of 2008.

In accordance with SOP 00-2, we also capitalize the costs of projects in development into film inventory.  Those costs consist primarily of script development.  In the event that a film does not begin pre-production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs related to these projects are expensed.

Once a film is released, in accordance with SOP 00-2, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period bears to the film’s then-estimated total revenue over a period not to exceed ten years (ultimate revenues).  Estimates of ultimate revenues for each film are regularly reviewed and revised as necessary based on the latest available information.  Reductions in those revenue estimates could result in the write-off, or the acceleration of the amortization, of film inventory in that reporting period; increases in those revenue estimates could result in lower amortization.

As of March 31, 2008, our Film Production segment had film inventory of $303.3 million, primarily for the Iron Man and The Incredible Hulk productions.  In addition, for the quarter ended March 31, 2008, the Film Production segment incurred $1.8 million in selling, general and administrative expenses, consisting primarily of non-capitalized employee compensation and the segment’s share of the expenses associated with our California office.

Revenue

The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.

Revenue from the theatrical distribution of our films in most territories will be recognized when and to the extent that our share of theatrical receipts, reported to us by the film’s distributor, exceed the distributor’s fee and the distributor’s costs.  There are five territories in which we have received minimum guaranties from local distributors.  In those territories, we will begin to recognize revenue when the film is available for exhibition in theaters.

Revenue from the sale of home video units will be recognized when video sales to retailers are reported by our distributors.  We will provide for future returns of home entertainment product at the time the products are sold, using an estimate of future returns of product.  Our estimate will be calculated by analyzing a combination of our distributors’ historical returns, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers.  Based on this information, a percentage of each sale will be reserved for possible returns, provided that the retailer has the right of return.  Generally, retailer payment terms are expected to be within 90 days from the end of the month in which the product will be shipped.  Actual returns will be charged against the reserve.

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

We recorded interest expense, net of interest capitalized, related to the film facility of $3.0 million and $2.8 million during the three-month periods ended March 31, 2008 and 2007, respectively.  Interest charges associated with borrowings to fund the productions are capitalized, rather than expensed, until the completion of production.  The production of Iron Man was completed at the end of the first quarter of 2008, and the production of The Incredible Hulk is expected to be completed in the second quarter of 2008.  Our interest expense will therefore increase significantly beginning in the second quarter of 2008, as we will begin to expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions. During the three-month periods ended March 31, 2008 and 2007, interest associated with film productions of $4.2 million and $0.6 million, respectively, was capitalized and included in film inventory in the accompanying consolidated balance sheet.

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

Critical Accounting Policies

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FSP 157-2 “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 became effective for the fiscal year beginning January 1, 2008.  We did not elect the fair value option for any items under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133” (“SFAS 161").  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the effect of this statement on our consolidated financial statements.

Results of Operations

Three-month period ended March 31, 2008 compared with the three-month period ended March 31, 2007

Net Sales

	Three Months ended March 31,
	2008	2007	% Change
	(dollars in millions)

Licensing	$84.6	$119.7	(29)%
Publishing	26.5	27.5	(4)%
All Other	1.5	4.2	(64)%
Total	$112.6	$151.4	(26)%

Our consolidated net sales of $112.6 million for the first quarter of 2008 were $38.8 million lower than net sales in the first quarter of 2007.  The decrease primarily reflects the benefits, in the prior-year period, of Spider-Man 3 (released in May 2007).

Licensing segment net sales decreased $35.1 million during the first quarter of 2008, reflecting a $27.2 million decrease in Joint Venture revenue (to $29.7 million, primarily overages) related to the May 2007 release of Spider-Man 3 and a $12.5 million decrease in our revenues from Hasbro as a result of decreased toy sales associated with Spider-Man 3.  These decreases were partially offset by a $10.8 million increase in Studio licensing revenue, primarily associated with the Spider-Man, Fantastic 4 and X-men movie properties.  The net sales decrease caused first-quarter 2008 Licensing segment net sales to decrease as a percentage of consolidated net sales from 79% in the 2007 quarter to 75% in the 2008 quarter.  Full-year 2008 revenues in our Licensing segment will be lower than 2007, both in dollars and as a percentage of net sales, primarily due to the decline in licensing associated with Spider-Man 3.

Net sales from the Publishing segment decreased $1.0 million to $26.5 million for the three months ended March 31, 2008, primarily reflecting decreases of $1.9 million in comic book sales, $0.4 million in custom publishing and $0.4 million in advertising, offset by an increase in sales of trade paperbacks and hard cover books of $1.5 million.  The decrease in comic book sales principally reflects strong first quarter 2007 sales of high profile titles Civil War and The Death of Captain America.  Custom publishing decreased due to the timing of a number of projects over the comparable periods.  Sales of trade paperbacks and hard cover books increased due to an increase in trade titles published and strong unit sales associated with Anita Blake: Vampire Hunter, Ultimate X-Men and Ultimate Spider-Man. Publishing segment net sales increased as a percentage of consolidated net sales from 18% in 2007 to 24% in 2008 as a result of the decrease in Licensing segment net sales. We expect that 2008 Publishing segment net sales will benefit from the second quarter release of Secret Invasion, a limited edition comic book series with tie-ins to established comic book series, as well as an X-Men summer event and World War Hulk trade paperbacks.

Net sales included in All Other represent our remaining direct toy manufacturing operations, from which we substantially completed our exit during the first quarter of 2008.  For the remainder of 2008, we expect to record an insignificant amount of sales as we sell our remaining inventory.

Cost of Revenues

	Three Months ended March 31,
	2008		2007
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	11.6	44%	11.6	42%
All Other	0.9	N/A	3.3	N/A
Total	$12.5	11%	$14.9	10%

Consolidated cost of revenues decreased $2.4 million to $12.5 million for the first quarter of 2008 compared with the first quarter of 2007, primarily reflecting the reduction of toy-production costs resulting from our cessation of the direct manufacture and sale of toys.  Our consolidated cost of revenues as a percentage of sales was 11% during the first quarter of 2008 and 10% in the comparable 2007 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs.  Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 42% during the three months ended March 31, 2007 to 44% during the three months ended March 31, 2008.  The increase primarily reflects the impact of rising costs of talent, and paper costs on lower unit sales of comic books.

Cost of revenues included in All Other primarily consists of our remaining toy production activities, including product and packaging manufacturing, shipping and buying agents’ commissions. For the remainder of 2008, we expect to have an insignificant amount of costs as we sell our remaining inventory.

Selling, General and Administrative Expenses

	Three Months ended March 31,
	2008		2007
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$18.0	21%	$20.7	17%
Publishing	4.9	18%	4.5	16%
Film Production	1.8	N/A	2.6	N/A
All Other	6.8	N/A	5.5	N/A
Total	$31.5	28%	$33.3	22%

Consolidated selling, general and administrative (“SG&A”) expenses of $31.5 million for the first quarter of 2008 were $1.8 million less than SG&A expenses in the prior-year period, primarily reflecting decreases in the Licensing and Film Production segments, which were partially offset by increases in the Publishing segment and All Other SG&A.  Consolidated SG&A as a percentage of net sales increased to 28%, from 22%, for the quarter ended March 31, 2008, primarily reflecting the decrease in Joint Venture licensing segment net sales.

Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios and talent for their share of license royalty income, which are variable expenses based on licensing revenues.  We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after contractually agreed-upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films.  Licensing segment SG&A expenses of $18.0 million for the three months ended March 31, 2008 were $2.7 million less than the prior-year period, principally reflecting a decrease in royalties owed to studios due to the decrease in our revenues from Hasbro noted above.  As a percentage of Licensing segment net sales, Licensing segment SG&A increased from 17% to 21%.  This resulted from the decrease in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs.  Publishing segment SG&A expenses increased $0.4 million during the three-month period ended March 31, 2008 over the comparable period in 2007, principally reflecting increased employee compensation as a result of increased headcount to service our online initiatives.

SG&A for our Film Production segment consists primarily of employee compensation and overhead expenses associated with film production activities in our California office.  Film Production SG&A expenses decreased $0.8 million from the first quarter of 2007 to the first quarter of 2008 due to the capitalization of production overhead costs related to The Incredible Hulk and Iron Man film productions.  Because we will begin to expense, rather than capitalize, production overhead associated with personnel formerly dedicated to the Iron Man and The Incredible Hulk productions, our Film Production SG&A expenses will increase beginning in the second quarter of 2008.

SG&A expenses included in All Other for the first quarter of 2008, primarily consisting of corporate overhead, increased $1.3 million compared with the first quarter of 2007, principally reflecting an increase in compensation expense.  This increase was offset by a decline in the SG&A of our direct toy manufacturing activities, which amounted to $0.4 million in the first quarter of 2008 and $1.9 million in the comparable period of 2007.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.4 million to $0.4 million in the first quarter of 2008 (from $1.8 million in the first quarter of 2007) due to the cessation of our production of toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income increased to $19.3 million in the first quarter of 2008 (from a $0.3 million expense in the first quarter of 2007).  In the first quarter of 2008, we received settlement payments from two interactive licensees in connection with the early termination of their agreements and recorded $19.0 million of other income from those settlement payments.  In the first quarter of 2007, other expense resulted from a decline of $0.4 million in the fair value of our interest rate cap associated with the film facility.

Operating Income

	Three Months ended March 31,
	2008		2007
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$85.4	101%	$98.8	83%
Publishing	9.9	37%	11.5	42%
Film Production	(2.0)	N/A	(3.0)	N/A
All Other	(5.8)	N/A	(6.2)	N/A
Total	$87.5	78%	$101.1	67%

Consolidated operating income decreased $13.6 million to $87.5 million for the first quarter of 2008, primarily reflecting the $35.1 million decrease in net sales from the Licensing segment, partially offset by the $19 million of settlement payments, associated with early contract terminations, noted above. This non-recurring income resulted in consolidated operating margins increasing from 67% during the first quarter of 2007 to 78% during the first quarter of 2008.

Operating income in the Licensing segment decreased $13.4 million, primarily as a result of significant decreases in Spider-Man 3 merchandise licensing revenue.  The operating margin in the Licensing segment during the first quarter of 2008 was 101% as a result of the $19.0 million of settlement payments noted above.  Without the impact of these settlements, the operating margin for the Licensing segment during the first quarter of 2008 would have been 78%, compared with an operating margin of 83% in the first quarter of 2007.  This decline is attributable to reduced Joint Venture sales.  The margins of Joint Venture merchandise licensing are higher than most other merchandise licensing in the Licensing segment because Sony Pictures’ share of the Joint Venture’s operating results is classified as minority interest expense, whereas other studios’ share of license royalty income is recorded within SG&A expense.

Operating income in the Publishing segment decreased $1.6 million and margins declined from 42% in the first quarter of 2007 to 37% in the comparable quarter of 2008, reflecting the large decrease in net sales volume of comic books, with a slight increase in operating costs.

For the first quarter of 2008, Film Production operating costs reflect the SG&A costs noted above, and include a $0.2 million charge for the decrease in the fair value of the interest rate cap associated with our film facility.  For the first quarter of 2007, Film Production operating costs reflect the SG&A costs noted above, and include a $0.4 million charge for the decrease in the fair value of the interest rate cap.

All Other operating costs represent corporate overhead expenses, partially offset by our toy manufacturing operations, which substantially ceased during the first quarter of 2008.

Interest Expense

	Three Months ended March 31,
	2008	2007
	(dollars in millions)

Interest incurred, film facilities	7.3	3.5
Less: Interest capitalized	(4.2)	(0.6)
Total	$3.1	$2.9

From first quarter of 2007 to first quarter of 2008, there was a $3.8 million increase in the amount of interest we incurred.  The increase was primarily the result of borrowings for the movie productions Iron Man (beginning in the first quarter of 2007) and The Incredible Hulk (beginning in the second quarter of 2007).  Because of the capitalization of interest on those borrowings, however, interest expense for the three months ended March 31, 2008 increased by only $0.2 million over the 2007 period.  The $0.2 million increase primarily reflects the interest incurred on the borrowings used to initiate the film facility.  Because we will begin to expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions, our interest expense will increase significantly beginning in the second quarter of 2008.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.5 million to $1.0 million in the first quarter of 2008 as compared to the first quarter of 2007, on higher average investment balances.

Income Taxes

Our effective tax rates for the three-month periods ended March 31, 2008 (38.9%) and March 31, 2007 (38.8%) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the earnings of the Joint Venture.   Our 2007 first-quarter effective tax rate included a discrete charge of 2.7% for an adjustment of beginning-of-year deferred tax balances to correct certain state tax rates.

We are not responsible for the income taxes related to the minority share of the Joint Venture’s earnings.  The tax liability associated with the minority share of the Joint Venture’s earnings is therefore not reported in our income tax expense, even though all of the Joint Venture’s entire revenues and expenses are consolidated in our reported income before income tax expense. Joint Venture earnings therefore have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.

Minority Interest

Minority interest expense, related to the Joint Venture, amounted to $7.0 million in the three-month period ended March 31, 2008 and $13.5 million in the comparable period of 2007.  This decrease of $6.5 million reflects the decreased operations from licensing associated with Spider-Man 3, which was released in May 2007.

Earnings per Share

Diluted earnings per share increased to $0.58 in the first quarter of 2008 from $0.54 in the first quarter of 2007 reflecting a 9% reduction in the weighted average number of shares outstanding due to the effect of treasury share repurchases (8.0 million shares acquired between April 1, 2007 and March 31, 2008), which was partially offset by a 3% decrease in net income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facilities and the HSBC line of credit, described below.  We anticipate that our primary uses for liquidity will be to conduct our business and to repurchase our common stock.

Net cash provided by operating activities increased $15.7 million to $40.0 million during the three months ended March 31, 2008, compared to $24.3 million during the comparable prior-year period. The increase was primarily due to a significant portion of net income in the first quarter of 2007 being generated through the release of deferred revenue, for which cash was received in prior periods.

Film-production expenditures appear on our statement of cash flows as cash used in operating activities, although the expenditures were funded by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.

Our working capital deficiency increased $28.2 million from $108.5 million at December 31, 2007 to $136.7 million at March 31, 2008.  This increase in the deficiency is primarily the result of an increase of $15.7 million in short-term borrowings to fund long-term film inventory in 2007 related to the Iron Man Facility and Hulk Facility (both of which are defined below), and an increase of $62.8 million in short-term film facility debt (described below), which represents the amount we estimate to be repayable over the next twelve months.  In addition, our income tax liability increased by $28.0 million.  These increases in the deficiency were offset by a $78.6 million increase in cash and investments (including restricted cash) generated from operations.

Net cash flows used in investing activities for the quarters ended March 31, 2008 and 2007 reflect the purchase of short-term investments using our excess cash.

Net cash provided by financing activities during the quarter ended March 31, 2008 reflects our borrowings used for our film production activities, reduced by stock repurchases of 0.4 million shares at a cost of $9.9 million.  During the first quarter of 2007, we repurchased 0.8 million shares of our common stock at a cost of $22.2 million.  The repurchases were financed through cash generated from operations.  At March 31, 2008, the remaining amount authorized and available for stock repurchases was $128.2 million.

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

If Ambac’s rating by either S&P or Moody’s were to fall below AAA, the interest rate for outstanding senior bank debt would increase by 1.30% and the fee payable on any unused senior bank debt capacity would increase by 0.30%.  If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%.  In addition, if we become more leveraged, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.  In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the potential increases in interest rates described above.  We do not believe the impact from these potential interest rate increases to be material.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.  The mezzanine debt was drawn on first and will remain outstanding for the life of the film facility.

As of March 31, 2008, MVL Film Finance LLC had $279.5 million in total outstanding borrowings through the film facility to fund the production of our Iron Man and The Incredible Hulk movies, and to finance transaction costs (and interest thereon) related to the development and closing of the facility.  We must maintain a minimum tangible net worth and comply with various administrative covenants. In addition, conditions to the initial funding of the fifth film to be produced under the film facility, and each film thereafter, are the satisfaction of an interim asset test and foreign pre-sales test, as defined in the film facility. We have maintained compliance with our covenants under the film facility since its inception.

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

In order to bridge the gap between Iron Man’s production expenditures and the distributors’ payment for reserved territories described above, we closed a $32.0 million bridge financing on February 27, 2007 with Comerica Bank (the “Iron Man Facility”).  The financing was closed through our wholly-owned consolidated subsidiary, Iron Works Productions LLC, and proceeds of the financing were used solely to fund the production of our Iron Man feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute the Iron Man film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute Iron Man in the Reserved Territories.  This facility, which expires on July 25, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.5 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of the Iron Man movie and our ownership of the intellectual property underlying the Iron Man movie.  As of March 31, 2008, the Iron Man Facility had $29.9 million in outstanding borrowings.

Similarly, in order to bridge the gap between The Incredible Hulk’s production expenditures and the distributors’ payment for reserved territories described above, we closed a $32.0 million financing on June 29, 2007 with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC, and proceeds of this financing are used solely to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility are non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consists of various affiliated film companies’ rights to distribute The Incredible Hulk film in the Reserved Territories and the contracts that MVL Productions LLC has entered into with third-party distributors to distribute The Incredible Hulk in the Reserved Territories.  This facility, which expires on September 30, 2008 or sooner if an event of default occurs, consists of $32.0 million in bank debt but contains a $2.3 million interest reserve that will prevent us from borrowing the full amount.  The rate for borrowings under this facility is the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contains customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  As of March 31, 2008, the Hulk Facility had $28.0 million in outstanding borrowings.

Upon delivery of the films to our foreign distributors, we collect the remaining minimum guarantees associated with the distribution rights for the Reserved Territories.  The proceeds from these minimum guarantees are used to repay the Iron Man and Hulk facilities.

During the period from April 1, 2008 through May 9, 2008, we borrowed an additional $12.7 million under the film facility and $2.4 million under the Hulk Facility, and paid down $19.3 million of the Iron Man Facility.

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  The facility contains covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum.  As of March 31, 2008, we had no borrowings outstanding under the HSBC Line of Credit.

We are in compliance with all of our covenants under the above debt arrangements.

Our capital expenditures for the three-month periods ended March 31, 2008 and 2007 were $0.1 million and $1.6 million, respectively.  We do not expect to have significant capital expenditures for the balance of 2008.

In connection with the production of The Incredible Hulk, we entered into forward currency contracts to mitigate our exposure to fluctuations in the value of the Canadian dollar.  As of March 31, 2008, we had $12.1 million of these contracts outstanding.  The average Canadian dollar to US dollar exchange rate of these outstanding contracts is $1.03.

We believe that our cash and cash equivalents, cash flows from operations, the film facilities, the HSBC line of credit and other sources of liquidity will be sufficient for us to conduct our business and make repurchases, if any, under our current stock repurchase program.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in London, England. In the normal course of business, these operations are exposed to fluctuations in currency values. Some of our international licenses are denominated in other currencies which subjects us to additional currency fluctuation risks.  Management believes that the impact of currency fluctuations do not represent a significant risk in the context of our current international operations.  Except as noted below, we do not generally enter into derivative financial instruments in the normal course of business to mitigate our risk in connection with fluctuations in currency value, nor are such instruments used for speculative purposes.

With respect to film production activities outside the United States, we attempt to mitigate the effect of currency fluctuations on our production costs through the use of forward currency contracts.  In connection with our Canadian production activities for The Incredible Hulk, we have entered into forward currency contracts, $12.1 million of which were outstanding at March 31, 2008, to mitigate our exposure to fluctuations in the value of the Canadian dollar.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs

2008
January	414,209	$24.01	414,209
February	–	$–	–
March	–	$–	–

Total	414,209	$24.01	414,209	$128.2 million(b)

(a)
This column represents the number of shares repurchased through a program announced on May 21, 2007, under which we were authorized to purchase up to $200 million worth of our common stock through December 31, 2007.  The authorization was extended in November 2007 and again in February 2008.  As announced on February 19, 2008, our current authorization is for $128.2 million (including $28.2 million remaining from the May 2007 authorization) and expires on March 1, 2010.

(b)	As of March 31, 2008.

ITEM 6. EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC. (Registrant)

By:	/s/ Kenneth P. West
Kenneth P. West
Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: May 12, 2008