Form 10-Q
period 2008-07-31
Marvel Entertainment, Inc.
filed 2008-08-07
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes |_|    No |☑|

At August 5, 2008, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 79,108,027, including 705,351 shares of restricted stock.

TOC

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited)

TOC

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$111,808	$30,153
Restricted cash	10,201	20,836
Short-term investments	–	21,016
Accounts receivable, net	43,502	28,679
Inventories	10,753	10,647
Income tax receivable	–	10,882
Deferred income taxes, net	38,757	21,256
Advances to joint venture partner	153	–
Prepaid expenses and other current assets	5,955	4,245
Total current assets	221,129	147,714

Fixed assets, net	2,123	2,612
Film inventory, net	291,251	264,817
Goodwill	346,152	346,152
Accounts receivable, non–current portion	1,037	1,300
Income tax receivable, non–current portion	5,906	4,998
Deferred income taxes, net	42,591	37,116
Deferred financing costs	8,301	11,400
Other assets	2,875	1,249
Total assets	$921,365	$817,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,238	$3,054
Accrued royalties	75,755	84,694
Accrued expenses and other current liabilities	34,915	37,012
Deferred revenue	86,558	88,617
Film facilities	127,859	42,264
Income tax payable	26,980	–
Minority interest to be distributed	–	556
Total current liabilities	353,305	256,197
Accrued royalties, non-current portion	10,659	10,273
Deferred revenue, non-current portion	67,025	58,166
Film facilities, non-current portion	133,868	246,862
Income tax payable, non-current portion	66,104	54,066
Other liabilities	9,000	10,291
Total liabilities	639,961	635,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 134,347,354 issued and 78,378,677 outstanding in 2008 and 133,179,310 issued and 77,624,842 outstanding in 2007	1,344	1,333
Additional paid-in capital	746,539	728,815
Retained earnings	441,492	349,590
Accumulated other comprehensive loss	(3,186)	(3,395)
Total stockholders’ equity before treasury stock	1,186,189	1,076,343
Treasury stock, at cost, 55,968,677 shares in 2008 and 55,554,468 shares in 2007	(904,785)	(894,840)
Total stockholders’ equity	281,404	181,503

Total liabilities and stockholders’ equity	$921,365	$817,358

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net sales	$156,859	$101,475	$269,426	$252,877

Costs and expenses:
Cost of revenues (excluding depreciation expense)	35,357	14,498	47,824	29,384
Selling, general and administrative	37,060	31,859	68,579	65,129
Depreciation and amortization	388	1,391	763	3,231
Total costs and expenses	72,805	47,748	117,166	97,744
Other income, net	1,104	2,309	20,430	1,960
Operating income	85,158	56,036	172,690	157,093
Interest expense	5,486	3,199	8,572	6,101
Interest income	963	879	1,942	1,346
Gain on repurchase of debt	2,333	–	2,333	–
Income before income tax expense and minority interest	82,968	53,716	168,393	152,338
Income tax expense	30,974	20,212	64,184	58,523
Minority interest in consolidated joint venture	5,323	4,417	12,307	17,886
Net income	$46,671	$29,087	$91,902	$75,929

Basic earnings per share	$0.60	$0.35	$1.18	$0.92
Weighted average number of basic shares outstanding	78,006	81,959	77,714	82,557

Diluted earnings per share	$0.59	$0.34	$1.17	$0.89
Weighted average number of diluted shares outstanding	78,645	84,906	78,436	85,485

Comprehensive income:
Net income	$46,671	$29,087	$91,902	$75,929
Other comprehensive income (loss)	64	240	209	(943)
Comprehensive income	$46,735	$29,327	$92,111	$74,986

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$91,902	$75,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	763	3,231
Amortization of film inventory	21,202	–
Gain on repurchase of debt	(2,333)	–
Amortization of deferred financing costs	2,490	2,491
Unrealized gain on interest rate cap and foreign currency forward contracts	(754)	(1,348)
Non-cash charge for stock-based compensation	3,305	4,411
Excess tax benefit from stock-based compensation	(8,367)	(1,954)
Loss on sale of equipment	5	–
Deferred income taxes	(26,177)	14,561
Minority interest in joint venture (net of distributions of $12,670 in 2008 and $3,759 in 2007)	(709)	14,127
Changes in operating assets and liabilities:
Accounts receivable	(14,560)	30,016
Inventories	(106)	(1,281)
Income tax receivable	9,350	16,851
Prepaid expenses and other current assets	(1,710)	3,264
Film inventory	(47,027)	(112,723)
Other assets	(872)	22
Deferred revenue	6,800	(15,740)
Income taxes payable	51,154	5,376
Accounts payable, accrued expenses and other current liabilities	(15,828)	(12,252)
Net cash provided by operating activities	68,528	24,981

Cash flows from investing activities:
Purchases of fixed assets	(279)	(1,562)
Expenditures for product and package design	–	(444)
Sales of short-term investments	66,055	144,553
Purchases of short-term investments	(45,039)	(174,931)
Change in restricted cash	10,635	(21,164)
Net cash provided by (used in) investing activities	31,372	(53,548)

Cash flows from financing activities:
Borrowings from film facilities	71,100	100,000
Repayments of film facilities	(96,166)	–
Borrowings from line of credit	–	2,000
Repayments of line of credit	–	(19,000)
Deferred financing costs	–	(395)
Purchases of treasury stock	(9,945)	(84,322)
Exercise of stock options	8,142	10,352
Excess tax benefit from stock-based compensation	8,367	1,954
Net cash (used in) provided by financing activities	(18,502)	10,589

Effect of exchange rates on cash	257	192
Net increase (decrease) in cash and cash equivalents	81,655	(17,786)
Cash and cash equivalents, at beginning of period	30,153	31,945
Cash and cash equivalents, at end of period	$111,808	$14,159

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six-month periods ended June 30, 2008 and the unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2008 are not necessarily indicative of those for the full year ending December 31, 2008.  The year-end 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.

We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production.  We no longer have an operating Toy segment.  During the first quarter of 2008, we substantially completed our exit from toy manufacturing activities.  We also completed a change in the focus of the support that we provide to Hasbro, Inc. (“Hasbro”), which resulted in changes to our internal organizational structure and staff reductions.  These events altered our internal reporting of segment performance, with the result that we are now including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe on our Hasbro revenue) within our Licensing segment.  Those revenues and expenses were formerly included in our Toy segment.  Our remaining activities related to our terminated toy manufacturing business are now included with Corporate overhead in “All Other”.  We have restated prior-period segment information to conform to the current-year presentation.

We are party to a joint venture with Sony Pictures Entertainment Inc., called Spider-Man Merchandising L.P. (the “Joint Venture”), for the purpose of pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony.  The Joint Venture is consolidated in our accompanying condensed consolidated financial statements as a result of our having control of all significant decisions relating to the ordinary course of business of the Joint Venture and our receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.

The consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all inter-company accounts and transactions are eliminated.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)

Interest paid during the period	$11,682	$3,658
Income taxes paid during the period	30,545	41,035
Treasury stock repurchases settled in July 2007	–	1,540
Income tax refund	–	19,000

Our film-production expenditures appear on our statement of cash flows as cash used in operating activities.  These expenditures are funded primarily by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

We endeavor to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth our financial assets and liabilities that were accounted for, at fair value, on a recurring basis as of June 30, 2008:

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

	Recurring Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Interest rate cap	$1,770	$–	$1,770	$–
Foreign currency exchange contracts	92	$–	92	–

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

Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (ARB) No. 51," (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We are currently evaluating the effect of this statement on our consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently believe that the adoption of this statement will not have a material impact on the Company’s financial statements.

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	June 30,	December 31,
	2008	2007
	(in thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$58,821	$44,799
Less allowances for:
Doubtful accounts	(632)	(1,101)
Sales discounts and returns	(14,687)	(15,019)
Total, net	$43,502	$28,679

Inventories consist of the following:
Work-in-process – Publishing	$5,251	$4,904
Finished goods – Publishing	5,502	5,264
Finished goods – Toys	–	479
Total	$10,753	$10,647

Film inventory, net, consist of the following:
Development	$3,753	$2,991
Production	–	261,826
Released, net of amortization	287,498	–
Total film inventory, net	$291,251	$264,817

Accrued royalties consist of the following:
Royalty obligations to licensors	$1,622	$2,378
Freelance talent	3,239	4,570
Studio and talent share of royalties	70,894	77,746
Total	$75,755	$84,694

Accrued expenses and other current liabilities consist of the following:
Inventory purchases	$1,696	$2,327
Bonuses	9,209	8,059
Litigation accruals	1,828	1,625
Licensing common marketing funds	7,865	7,498
Interest	4,084	5,639
Other accrued expenses	10,233	11,864
Total	$34,915	$37,012

Based on our current estimates, approximately $99.0 million of film inventory for our released films is expected to be amortized during the next twelve months using the individual-film-forecast computation method. In addition, based on our current estimates of ultimate revenue from our released feature films, we expect to amortize approximately 86% of unamortized film inventory of released films at June 30, 2008 within the next three years.

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

The total number of shares of common stock outstanding as of June 30, 2008 was 78,378,677, net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (1,188,991) and the vesting of all outstanding restricted shares (726,351), the total number outstanding would be 80,294,019.  During the three and six-month periods ended June 30, 2008, 943,048 and 959,048 shares of common stock, respectively, were issued through stock option exercises.

Options to purchase 0.2 million and 0.5 million shares of common stock were not included in the calculation of diluted net income per share for the three and six-month periods ended June 30, 2008, respectively, and 0.3 million shares of common stock were not included in the calculation of diluted net income per share for the three and six-month periods ended June 30, 2007, because the sum of the potential option exercise proceeds, including the unrecognized compensation expense and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5.	DEBT FINANCING

Film Facilities

Film Slate Facility Obligation

On September 1, 2005, we closed a $525 million financing, through our wholly-owned consolidated subsidiary, MVL Film Finance LLC, which enables us to produce our own slate of feature films.  Borrowings under the film facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC.  MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the film facility and the rights to completed films or films in production, as collateral for the borrowings.  The film facility expires on September 1, 2016, or sooner if the films produced under the facility fail to meet certain defined performance measures.  The film facility consisted of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating.  In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt, raising its rating to a level equivalent with Ambac’s own.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt.  The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac.

We must satisfy two tests as a condition to the initial funding of the fifth film to be produced under the film facility and each film thereafter.  One test is an interim asset test.  The other test requires us to have obtained a cumulative, minimum target budget percentage from our pre-sales of film distribution rights in the Reserved Territories, together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing.  In the second quarter of 2008, we amended the film facility to allow us to make up any shortfall under this second test with our own funds.

During the second quarter of 2008, we repurchased $46.7 million of the mezzanine debt for $44.4 million.  As a result, only $13.3 million of the initial mezzanine debt was outstanding at June 30, 2008.

The interest rate for outstanding senior bank debt is currently LIBOR (2.78% at June 30, 2008) or the commercial paper rate, as applicable, plus 2.935% in either case.  The film facility also requires us to pay a fee on any senior bank debt capacity that we are not using.  This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.

On June 5, 2008, Ambac’s rating was downgraded by S&P from AAA to AA.  The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity.  These increases are reflected in the rates noted above.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

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

We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for debt outstanding under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. The notional amount of debt associated with the interest rate cap agreement at June 30, 2008 was $280.0 million. The interest rate cap is recorded at fair value ($1.8 million) and included in other assets in the accompanying condensed consolidated balance sheet at June 30, 2008. Fair value of the interest rate cap at December 31, 2007 was $1.1 million.  Gains and losses from changes in the fair value of the interest rate cap are recorded within Other Income in the accompanying condensed consolidated statement of income.  The interest rate cap expires on October 15, 2014.

As of June 30, 2008, MVL Film Finance LLC had $253.9 million ($246.9 million as of December 31, 2007) in outstanding borrowings under the film facility.  Of these borrowings, $127.9 million are classified as current in the accompanying condensed consolidated balance sheets, which represents the amount we estimate to be repaid over the twelve-month period beginning on July 1, 2008.  Borrowings have been used to fund direct production costs of our Iron Man and The Incredible Hulk feature films, to fund the interest payments of the film facility, to fund the finance transaction costs related to the closing of the facility and to purchase the interest rate cap.

Iron Man Facility

On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the “Iron Man Facility”) through our wholly-owned consolidated subsidiary, Iron Works Productions LLC.  The proceeds of this financing were used solely to fund the production of our Iron Man feature film and were collateralized by minimum guarantees related to distributors’ rights to distribute Iron Man in the Reserved Territories.  During the second quarter of 2008, the Iron Man Facility was repaid in full using the funds received from these minimum guarantees.

Hulk Facility

On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC.  The proceeds of this financing were used solely to fund the production of our The Incredible Hulk feature film.  Borrowings under this facility were non-recourse to us and our affiliates other than with respect to the collateral pledged to this facility, which consisted of minimum guarantees related to distributors’ rights to distribute The Incredible Hulk in the Reserved Territories.  This facility consisted of $32.0 million in bank debt but contained a $2.3 million interest reserve that prevented us from borrowing the full amount.  The rate for borrowings under this facility was the bank’s prime rate or LIBOR plus 1%, at our election.  The facility contained customary event-of-default provisions and covenants regarding our film-related affiliates, the production of The Incredible Hulk movie and our ownership of the intellectual property underlying The Incredible Hulk movie.  During the second quarter of 2008, we repaid $22.8 million of the Hulk Facility using the funds received from the minimum guarantees.  As of June 30, 2008, our outstanding borrowings under the Hulk Facility amounted to $7.8 million. The Hulk Facility was fully repaid in July 2008.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

Corporate Line of Credit

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  The facility contains covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum.  As of June 30, 2008, we had no borrowings outstanding under the HSBC Line of Credit.

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

Studio Licensing

Feature Films. We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters.  We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men, Daredevil/Elektra, Ghost Rider, Namor the Submariner and The Punisher.  Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.  Our current plans are to self-produce, rather than license, all future films based on our characters that have not already been licensed to third parties.

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

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

Film Production Segment

The Film Production segment includes self-produced feature films.  Those films are primarily financed with our $525 million film facility, which is described in Note 5. The first two films produced by the Film Production segment were Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008.

We began recognizing Film Production revenue in the second quarter of 2008.  We amortize the related capitalized film inventory for each film in the proportion that the recognized revenue for that film bears to the film’s total estimated lifetime revenues.

Set forth below is certain operating information for our segments.

	Licensing (1)(2)	Publishing	Film Production	All Other (3)(4)	Total
	(in thousands)
Three months ended June 30, 2008
Net sales	$94,835	$31,785	$28,925	$1,314	$156,859
Operating income (loss)	77,527	11,683	2,141	(6,193)	85,158

Three months ended June 30, 2007
Net sales	$65,579	$32,945	$–	$2,951	$101,475
Operating income (loss)	50,233	14,684	(233)	(8,648)	56,036

Six months ended June 30, 2008
Net sales	$179,408	$58,258	$28,925	$2,835	$269,426
Operating income (loss)	162,909	21,634	147	(12,000)	172,690

Six months ended June 30, 2007
Net sales	$185,256	$60,489	$–	$7,132	$252,877
Operating income (loss)	149,001	26,214	(3,300)	(14,822)	157,093

(1)
In the first quarter of 2008, operating income included $19.0 million classified as Other Income from settlement payments received in connection with the early termination of two interactive licensing agreements.

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

(2)
During the second quarter of 2008, we recorded a credit of $8.3 million in SG&A expense to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products.

(3)
The amounts for the three months ended June 30, 2008 and 2007 include $1.3 million and $3.0 million of direct toy sales and $1.3 million of related operating income and $2.8 million of related operating loss, respectively, associated with our toy manufacturing operations.  The amounts for the six months ended June 30, 2008 and 2007 include $2.8 million and $7.1 million of direct toy sales and $2.0 million of related operating income and $5.4 million of related operating loss, respectively, associated with our toy manufacturing operations. The balance of “All Other” operating loss in the three and six-month periods is primarily unallocated corporate overhead.

(4)	During the first quarter of 2007, we recorded a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox Plan.

7.	BENEFIT PLAN

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

Assumptions used for the 2008 and 2007 expense include a discount rate of 5.88% and 5.70%, and an expected rate of return on plan assets of 5.25% and 6.50%, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Total cost for plan period:
Service cost	$–	$–	$–	$–
Interest cost	291	286	582	571
Expected return on plan assets	(257)	(244)	(514)	(487)
Amortization of:
Unrecognized net loss	51	54	101	108
Unrecognized prior service cost	(14)	(14)	(27)	(27)
Unrecognized net asset obligation	–	–	–	–
Net periodic pension cost	$71	$82	$142	$165

8.	INCOME TAXES

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

TOC
MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2008
(unaudited)

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

Our effective tax rates for the three and six-month periods ended June 30, 2008 (37.3% and 38.1%, respectively) and for the three and six-month periods ended June 30, 2007 (37.6% and 38.4%, respectively) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the earnings of the Joint Venture.  Our effective tax rate for the second quarter of 2007 included a 2% charge to revalue certain deferred tax assets attributable to a New York State law change that was enacted and reflected in our interim period, as a discrete item, during that quarter.

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

We retain various state and local net operating loss carryforwards of $335 million, which will expire in various jurisdictions in the years 2008 through 2026.  As of June 30, 2008, there is a valuation allowance of $1.2 million against capital loss carryforwards and state and foreign net operating loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.

Unrecognized tax benefits totaled $63 million and $52 million at June 30, 2008 and December 31, 2007, respectively. The increase for the six-month period ended June 30, 2008 was the result of tax positions taken during that period in various jurisdictions in which we operate. Except for increases attributable to earnings in subsequent quarters, we do not expect our balance of unrecognized tax benefits to materially change over the next twelve months.

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
June 30, 2008
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

11.	GAIN ON REPURCHASE OF DEBT

During the second quarter of 2008 we repurchased $46.7 million of the mezzanine debt related to the Film Slate Facility Obligation for $44.4 million, which resulted in a gain of $2.3 million.

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

TOC

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

Another strategy of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting our properties to appeal to new demographic profiles. Initiatives such as Marvel Super Hero Squad, Marvel Extreme, Marvel Heroes and Marvel Comics (our retro program) have all helped the licensing business expand beyond its traditional classic and event-driven properties.

Major entertainment events play an important role in driving sales of our licensed products.  In 2007, our Licensing segment revenue reflected the benefit of the May 2007 release of the movie Spider-Man 3. The Licensing segment’s 2007 initiatives were focused on merchandising our self-produced movies Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008.  Our 2008 Licensing segment revenue will benefit from the release of those movies, beginning in the second quarter of 2008, but not as significantly as 2007 Licensing segment revenue benefited from the release of Spider-Man 3.

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

TOC

Publishing

The Publishing segment is focused on expanding distribution channels such as the direct and mass market, and expanding its product lines to a younger demographic.  We continue to expand our advertising and promotions business with an increased emphasis on custom publishing.  In 2007, the single issue featuring the death of Captain America was the top-selling comic book of the year.  Also, the last two issues of Civil War, a limited-edition comic book series with tie-ins to established comic book series, were the second and third top-selling comic books of 2007.  In the direct market and bookstores, a hardcover collected edition of the Dark Tower series was the best-seller in 2007.  The World War Hulk crossover series, featuring the Incredible Hulk, was published in mid 2007.  In April 2008, Marvel launched another major comic book crossover series, Secret Invasion, which involves many of the Marvel characters and features tie-ins to many other Marvel publications, similar to the Civil War series.  This series will run through the rest of the year.  The second volume of the Dark Tower series is also scheduled to be released in 2008.  We expect that the Dark Tower and Secret Invasion series, and the World War Hulk trade and hardcover collections that were released in the second quarter of 2008, will continue to generate momentum for the remainder of 2008.

Film Production

In the second quarter of 2008, we released our first two self-produced films: Iron Man on May 2 and The Incredible Hulk on June 13. After the release of each film, we began to recognize revenue and to amortize our film inventory as described below.

Film Inventory

In general, we are responsible for all of the costs of developing and producing our feature films.  The film’s distributor is responsible for the out-of-pocket costs, charges and expenses (including contingent compensation and residual costs, to a defined limit) incurred in the distribution, manufacturing, printing and advertising, marketing, publicizing and promotion of the film in all media (referred to in the aggregate as the distributor’s costs).  The distributor’s costs are not included in film inventory.

In accordance with the AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), we capitalize all direct film production costs, such as labor costs, visual effects and set construction.  Those capitalized costs, along with capitalized production overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory.  Production overhead includes allocable costs, including cash and stock compensation and benefits, of individuals or departments with exclusive or significant responsibility for the production of films.  Capitalization of production overhead and interest costs commences upon completion of the requirements for funding the production under the film facility and ceases upon completion of the production.  Because of the completion of the Iron Man and The Incredible Hulk productions during the second quarter of 2008, we began in that quarter to expense, rather than capitalize, our production overhead associated with personnel formerly dedicated to those productions and our interest costs related to those productions.  Our Film Production SG&A expenses and our interest expense therefore began, in that quarter, to increase.

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

Once a film is released, in accordance with SOP 00-2 using the individual-film-forecast computation method, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period bears to the film’s then-estimated total revenue, net of the distributor’s costs, over a period not to exceed ten years (ultimate revenues).  Estimates of ultimate revenues for each film are regularly reviewed and revised as necessary based on the latest available information.  Reductions in those revenue estimates could result in the write-off, or the acceleration of the amortization, of film inventory in that reporting period; increases in those revenue estimates could result in reduced amortization in that period.

TOC

As of June 30, 2008, our Film Production segment had film inventory, net of amortization, of $291.3 million, primarily for the Iron Man and The Incredible Hulk productions.  For the three and six-months ended June 30, 2008, the Film Production segment incurred $21.2 million in cost of revenue, consisting of amortization of film inventory costs. In addition, for the three and six-months ended June 30, 2008, the Film Production segment incurred $6.3 million and $8.1 million, respectively, in selling, general and administrative expenses, consisting primarily of employee compensation and the segment’s share of the expenses associated with our California office.

Revenue

The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.

After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts.  Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor.  Our share of the film’s receipts, as described above, is recognized as revenue when reported to us by the distributor.  There are five territories in which we have received minimum guarantees from local distributors.  In those territories, we began to recognize revenue when the film was made available for exhibition in theaters.

Revenue from the sale of home video units is recognized when video sales to retailers are reported by our distributors.  We provide for future returns of home entertainment product at the time the products are sold, using an estimate of future returns of product.  Our estimate is calculated by analyzing a combination of our distributors’ historical returns, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers.  Based on this information, a percentage of each sale is reserved for possible returns, provided that the retailer has the right of return.  We periodically review our estimates using the latest information available.  Generally, retailer payment terms are expected to be within 90 days from the end of the month in which the product is shipped.  Actual returns are charged against the reserve.

Revenue from both free and pay television licensing agreements is recognized at the time the production is made available for exhibition in those markets.

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

TOC

Also included as collateral for the film facility are the theatrical film rights to many of the supporting characters that would be most closely associated with the featured characters and character families. For example, the theatrical film rights to The Incredible Hulk’s girlfriend, Betty Ross, and his nemesis, Abomination, are both pledged as collateral to the film facility.

We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility.  If the film’s initial funding conditions are met, we are able to borrow under the film facility an amount equal to our incremental overhead expenses related to that film, but not exceeding 2% of the film’s budget, plus development costs. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.

We recorded interest expense, net of interest capitalized, related to the film facility of $5.5 million and $8.6 million during the three and six-month periods ended June 30, 2008, respectively.  Interest charges associated with borrowings to fund the productions were capitalized, rather than expensed, until the completion of production.  The production of Iron Man and the production of The Incredible Hulk were completed in the second quarter of 2008.  In the second quarter of 2008, therefore, our interest expense began to increase significantly, as we began to expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions. During the three and six-month periods ended June 30, 2008, interest associated with film productions of $0.9 million and $5.1 million, respectively, was capitalized and included in film inventory in the accompanying condensed consolidated balance sheet.

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

Critical Accounting Policies

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FSP 157-2 “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FSP 157-2 “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

Recently Issued Accounting Standards

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

TOC

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161").  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the effect of this statement on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently believe that the adoption of this statement will not have a material impact on the Company’s financial statements.

Results of Operations

Three-month period ended June 30, 2008 compared with the three-month period ended June 30, 2007

Net Sales

	Three Months ended June 30,
	2008	2007	% Change
	(dollars in millions)

Licensing	$94.9	$65.6	45%
Publishing	31.8	32.9	(3)%
Film Production	28.9	–	N/A
All Other	1.3	3.0	(57)%
Total	$156.9	$101.5	55%

Our consolidated net sales of $156.9 million for the second quarter of 2008 were $55.4 million higher than net sales in the second quarter of 2007.  The increase primarily reflects a $29.3 million increase in Licensing segment net sales and $28.9 million recognized in Film Production segment net sales related to the theatrical releases, during the quarter, of Iron Man and The Incredible Hulk.  The second quarter of 2008 was the first quarter in which revenue was recognized in the Film Production segment.

TOC

Licensing segment net sales increased $29.3 million during the second quarter of 2008, reflecting increases of $23.0 million and $10.5 million, respectively, in domestic and foreign licensing revenue.  The increases in domestic and foreign licensing were primarily due to amounts that were previously recorded as deferred revenue until the second quarter of 2008, when most licensees were first permitted to begin selling merchandise relating to Iron Man and The Incredible Hulk.  These increases were partially offset by a $5.2 million decrease in Joint Venture merchandise revenue related to the May 2007 release of Spider-Man 3.  Full-year 2008 revenues in our Licensing segment will be lower than 2007 primarily due to the decline in licensing associated with Spider-Man 3.

Net sales from the Publishing segment decreased $1.1 million to $31.8 million for the three months ended June 30, 2008, primarily reflecting a decline in sales to the direct market channel of comic books and trade paperbacks related to limited-edition series events.  Net sales in the second quarter of 2008 benefited from the second quarter release of Secret Invasion, a limited-edition comic book series with tie-ins to established comic book series, as well as World War Hulk trade paperbacks.  Net sales in the second quarter of 2007 benefited from Civil War trade paperback sales and comic book sales of Dark Tower and The Death of Captain America.  Publishing segment net sales decreased as a percentage of consolidated net sales from 32% in 2007 to 20% in 2008 as a result of the increase in Licensing segment net sales and initial film production revenues.

Net sales from the Film Production segment were $28.9 million for the three months ended June 30, 2008, related to the theatrical releases of Iron Man and The Incredible Hulk.

Net sales included in All Other represent our remaining direct toy manufacturing operations, from which we substantially completed our exit during the first quarter of 2008.

Cost of Revenues

	Three Months ended June 30,
	2008		2007
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	14.1	44%	13.2	40%
Film Production	21.2	73%	–	N/A
All Other	0.1	8%	1.3	43%
Total	$35.4	23%	$14.5	14%

Consolidated cost of revenues increased $20.9 million to $35.4 million for the second quarter of 2008 compared with the second quarter of 2007, primarily reflecting the amortization of film inventory recorded in our Film Production segment.  This increase caused our consolidated cost of revenues as a percentage of sales to increase to 23% during the second quarter of 2008 compared with 14% in the comparable 2007 period.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs.  Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 40% during the three months ended June 30, 2007 to 44% during the three months ended June 30, 2008.  The increase primarily reflects the impact of rising costs of talent, and paper costs on lower unit sales of comic books.

Film Production segment cost of revenue consists of the amortization of film inventory as revenue is generated from the Iron Man and The Incredible Hulk feature films.

Cost of revenues included in All Other primarily consists of our remaining toy production activities, including product and packaging manufacturing, shipping and buying agents’ commissions.

TOC

Selling, General and Administrative Expenses

	Three Months ended June 30,
	2008		2007
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$17.1	18%	$15.2	23%
Publishing	6.0	19%	5.1	16%
Film Production	6.3	22%	2.0	N/A
All Other	7.7	N/A	9.6	N/A
Total	$37.1	24%	$31.9	31%

Consolidated selling, general and administrative (“SG&A”) expenses of $37.1 million for the second quarter of 2008 were $5.2 million higher than SG&A expenses in the prior-year period reflecting increases of SG&A in the Licensing, Publishing and Film Production segments.  These increases were partially offset by a credit of $8.3 million in the Licensing segment to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products, and by a decrease in All Other SG&A.  Consolidated SG&A as a percentage of net sales for the second quarter of 2008 decreased to 24% from 31% for the second quarter of 2007, primarily reflecting the increased revenue from the Film Production segment and the effect of the $8.3 million credit.

Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios and talent for their share of license royalty income, which are variable expenses based on licensing revenues.  We pay movie studio licensees up to 50% of merchandising-based royalty revenue, after contractually agreed-upon deductions, from the licensing of both “classic” and “movie” versions of characters featured in the films.  Licensing segment SG&A expenses of $17.1 million for the three months ended June 30, 2008 were $1.9 million higher than the prior-year period, principally reflecting a $3.0 million increase in foreign sales commissions attributable to our increase in foreign sales and a $4.9 million increase in royalties owed to movie studios as a result of a greater proportion of our sales being generated from non-Joint Venture activities.  Sony Pictures’ share of royalties from Joint Venture merchandise licensing sales is reflected as minority interest rather than SG&A.  In addition, other selling expenses increased $1.4 million.  These increases were substantially offset, in the second quarter of 2008, by the $8.3 million credit discussed above.  This credit, combined with the increase in Licensing segment net sales, caused Licensing segment SG&A to decrease from 23% to 18% as a percentage of Licensing segment net sales.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs.  Publishing segment SG&A expenses increased $0.9 million during the three-month period ended June 30, 2008 over the comparable period in 2007, principally reflecting increased employee compensation as a result of increased headcount.

SG&A for our Film Production segment consists primarily of employee compensation and overhead expenses associated with film production activities in our California office.  Film Production SG&A expenses increased $4.3 million from the three-month period ended June 30, 2007 to the comparable period in 2008 primarily due to higher compensation resulting from box office performance bonuses and increased employee compensation expense.

SG&A expenses included in All Other for the second quarter of 2008 decreased $1.9 million over the comparable period in 2007, principally reflecting a decline in the SG&A of our direct toy manufacturing activities, partially offset by an increase in corporate employee compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.0 million to $0.4 million in the second quarter of 2008, from $1.4 million in the second quarter of 2007, due to the cessation of our production of toys.

TOC

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other Income decreased $1.2 million to $1.1 million in the second quarter of 2008, from $2.3 million in the second quarter of 2007.

We entered into forward contracts for the Canadian dollar during the second quarter of 2007 to mitigate our risk of fluctuations in the Canadian dollar with respect to The Incredible Hulk production that was filmed in Canada.  Most of our Other Income or Expense in the periods presented consisted of increases and decreases, respectively, in the fair value of these forward contracts.  The remainder of Other Income resulted primarily from the mark-to-market valuation of our interest rate cap associated with the film facility.

Operating Income

	Three Months ended June 30,
	2008		2007
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$77.5	82%	$50.2	77%
Publishing	11.7	37%	14.7	45%
Film Production	2.2	8%	(0.3)	N/A
All Other	(6.2)	N/A	(8.6)	N/A
Total	$85.2	54%	$56.0	55%

Consolidated operating income increased $29.2 million over the prior-year period to $85.2 million for the second quarter of 2008, primarily reflecting the $29.3 million increase in net sales from the Licensing segment, which generates the highest margin.

Operating income in the Licensing segment increased $27.3 million and margins increased 5% in the second quarter of 2008 as compared to the prior-year period. This increase reflects the effects of the $29.3 million increase in licensing revenue during the second quarter of 2008 and the $8.3 million reduction in our estimate of royalties payable to actors.

Operating income in the Publishing segment decreased $3.0 million and margins declined from 45% in the second quarter of 2007 to 37% in the comparable quarter of 2008, reflecting the effects of lower sales, an increase in cost of sales as a percentage of net sales and an increase in SG&A expenses.

Operating income in the Film Production segment reflects a $7.7 million contribution from our self-produced films, after the amortization of film inventory.  This increase was substantially offset by the $4.3 million increase in SG&A expenses of the Film Production segment.

All Other operating costs represent corporate overhead expenses, partially offset by our toy manufacturing operations, which substantially ceased during the first quarter of 2008.

TOC

Interest Expense

	Three Months ended June 30,
	2008	2007
	(dollars in millions)

Interest incurred - film facilities	$6.4	$4.9
Less: Interest capitalized	(0.9)	(1.7)
Total	$5.5	$3.2

From the second quarter of 2007 to the second quarter of 2008, there was a $1.5 million increase in the amount of interest we incurred as a result of increased borrowings.  We capitalized $0.8 million less interest in the second quarter of 2008 than in the second quarter of 2007 as we began to expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions, which were completed during this period.  This resulted in a $2.3 million increase to interest expense for the second quarter of 2008 compared with the second quarter of 2007.  Interest expense will continue to be in excess of prior-year periods for the remainder of 2008 as interest costs on released films are expensed as incurred.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.1 million to $1.0 million in the second quarter of 2008 as compared to the second quarter of 2007, due to higher average cash and investment balances and was partially offset by a decrease in interest rates in the 2008 period.

Gain on Repurchase of Debt

During the second quarter of 2008 we repurchased $46.7 million of our mezzanine debt related to the film facility for $44.4 million, which resulted in a gain of $2.3 million.

Income Taxes

Our effective tax rates for the three-month periods ended June 30, 2008 (37.3%) and June 30, 2007 (37.6%) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the earnings of the Joint Venture.  Our 2007 second-quarter effective tax rate included a 2% charge to revalue certain deferred tax assets attributable to a New York State law change that was enacted and reflected in our interim period, as a discrete item, during that quarter.

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

Minority Interest

Minority interest related to the Joint Venture amounted to $5.3 million during the second quarter of 2008 compared to $4.4 million during the second quarter of 2007.  This $0.9 million increase reflects the effect of the reduction in our Joint Venture partner’s share of royalties payable to actors for use of their likeness in licensed products, offset by the decreased operations in the 2008 period from licensing associated with Spider-Man 3, which was released in May 2007.

TOC

Earnings per Share

Diluted earnings per share increased to $0.59 in the second quarter of 2008 from $0.34 in the second quarter of 2007, reflecting a 60% increase in net income and a 7% reduction in the weighted average number of shares outstanding due to the effect of treasury share repurchases.  We repurchased 5.7 million shares between July 1, 2007 and June 30, 2008.

Six-month period ended June 30, 2008 compared with the six-month period ended June 30, 2007

Net Sales

	Six Months ended June 30,
	2008	2007	% Change
	(dollars in millions)

Licensing	$179.4	$185.3	(3)%
Publishing	58.3	60.5	(4)%
Film Production	28.9	–	N/A
All Other	2.8	7.1	(61)%
Total	$269.4	$252.9	7%

Our consolidated net sales of $269.4 million for the six-month period ended June 30, 2008 were $16.5 million higher than net sales in the comparable period of 2007.  The increase primarily reflects the $28.9 million increase in Film Production net sales related to the theatrical releases during the 2008 period of Iron Man and The Incredible Hulk.  This increase was partially offset by the decline in licensing net sales and the decline in sales due to the effect of our exit from remaining direct toy manufacturing operations, which we substantially completed during the first quarter of 2008.

Licensing segment net sales decreased $5.9 million during the six-month period ended June 30, 2008, reflecting a $32.4 million decrease in Joint Venture revenue (to $42.7 million, primarily overages) related to the May 2007 release of Spider-Man 3.  This decrease was partially offset by increases of $7.8 million and $7.1 million, respectively, in domestic and foreign licensing revenue.  The increases in domestic and foreign licensing were primarily due to amounts that were previously recorded as deferred revenue until the second quarter of 2008, when most licensees were first permitted to begin selling merchandise relating to Iron Man and The Incredible Hulk, partially offset by a decrease in overages.  In addition, there was an $11.7 million increase in Studio licensing revenue primarily associated with Spider-Man movie properties.  Full-year 2008 revenues in our Licensing segment will be lower than 2007, primarily due to the decline in licensing associated with Spider-Man 3.

Net sales from the Publishing segment decreased $2.2 million to $58.3 million for the six-month period ended June 30, 2008, primarily reflecting a decrease in comic book sales and trade paperbacks related to limited-edition comic book series events.  Net sales in the first half of 2008 benefited from the second quarter release of Secret Invasion, a limited-edition comic book series with tie-ins to established comic book series, as well as World War Hulk trade paperbacks.  Net sales in the first half of 2007 benefited to a greater extent from Civil War trade paperback sales and comic book sales of Dark Tower and The Death of Captain America.  Publishing segment net sales decreased as a percentage of consolidated net sales from 24% in 2007 to 22% in 2008 primarily as a result of the initial film production revenues.

Net sales from the Film Production segment were $28.9 million for the six months ended June 30, 2008, related to the theatrical releases of Iron Man and The Incredible Hulk.

Net sales included in All Other represent our remaining direct toy manufacturing operations, from which we substantially completed our exit during the first quarter of 2008.

TOC

Cost of Revenues

	Six Months ended June 30,
	2008		2007
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	25.6	44%	24.7	41%
Film Production	21.2	73%	–	N/A
All Other	1.0	36%	4.7	66%
Total	$47.8	18%	$29.4	12%

Consolidated cost of revenues increased $18.4 million to $47.8 million for the six-month period ended June 30, 2008 compared with the six-month period ended June 30, 2007, primarily reflecting the amortization of film inventory in our Film Production segment.  This also caused our consolidated cost of revenues as a percentage of sales to increase to 18% during the six-month period ended June 30, 2008 compared with 12% for the prior-year period.

Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 41% during the six-month period ended June 30, 2007 to 44% during the six-month period ended June 30, 2008.  The increase primarily reflects the impact of rising costs of talent and paper costs on lower unit sales of comic books.

Film Production segment cost of revenue consists of the amortization of film inventory as revenue is generated from the Iron Man and The Incredible Hulk feature films.

Cost of revenues included in All Other primarily consists of our remaining toy production activities.

Selling, General and Administrative Expenses

	Six Months ended June 30,
	2008		2007
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$35.1	20%	$35.9	19%
Publishing	11.0	19%	9.5	16%
Film Production	8.1	28%	4.6	N/A
All Other	14.4	N/A	15.1	N/A
Total	$68.6	25%	$65.1	26%

Consolidated selling, general and administrative (“SG&A”) expenses of $68.6 million for the six-month period ended June 30, 2008 were $3.5 million higher than SG&A expenses in the prior-year period, primarily reflecting increases in the Publishing and Film Production segments, which were partially offset by a decrease in All Other SG&A.  Consolidated SG&A as a percentage of net sales decreased slightly to 25%, from 26%, for the six-month period ended June 30, 2008, primarily reflecting the increased revenue from the Film Production segment, which was partially offset by the decrease in Joint Venture Licensing segment net sales.

TOC

Licensing segment SG&A expenses of $35.1 million for the six months ended June 30, 2008 were $0.8 million less than in the prior-year period.  This small decrease principally reflects a $2.7 million increase in foreign sales commissions attributable to higher foreign sales and a $3.2 million increase in royalties owed to movie studios as a result of a greater proportion of our sales being generated from non-Joint Venture activities.  Sony Pictures’ share of royalties from Joint Venture merchandise licensing sales is reflected as minority interest rather than SG&A.  In addition, other selling expenses increased $1.9 million.  These increases were offset, in the 2008 period, by a credit of $8.3 million to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products.  As a percentage of Licensing segment net sales, Licensing segment SG&A increased slightly to 20% during the six- month period ended June 30, 2008 from 19% in the prior-year period.

Publishing segment SG&A expenses increased $1.5 million during the six-month period ended June 30, 2008 over the comparable period in 2007, principally reflecting increased employee compensation as a result of increased headcount.

Film Production SG&A expenses increased $3.5 million from the six-month period ended June 30, 2007 to the comparable period in 2008 primarily due to higher compensation resulting from box office performance bonuses and increased employee compensation expense.

SG&A expenses included in All Other for the six-month period ended June 30, 2008 decreased $0.7 million over the comparable period in 2007, principally reflecting a decline in the SG&A of our direct toy manufacturing activities, which amounted to $0.6 million in the first half of 2008 and $5.8 million in the first half of 2007. This $5.2 million decrease was substantially offset by a $3.4 million increase in corporate employee compensation expense and a $0.7 million increase in legal fees.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.4 million to $0.8 million in the first half of 2008, from $3.2 million in the first half of 2007, due to the cessation of our production of toys.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other Income increased $18.4 million to $20.4 million in the first half of 2008, from $2.0 million in the first half of 2007. In the first quarter of 2008, we received settlement payments from two interactive licensees in connection with the early termination of their agreements and recorded $19.0 million of Other Income from those settlement payments.

In the first half of 2007, Other Income primarily resulted from the mark-to-market valuation of our interest rate cap associated with the film facility and an increase in the fair value of forward contracts for the Canadian dollar.  Those forward contracts were entered into during the second quarter of 2007 to mitigate our risk of fluctuations in the Canadian dollar with respect to The Incredible Hulk production that was filmed in Canada.

TOC

Operating Income

	Six Months ended June 30,
	2008		2007
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$162.9	91%	$149.0	80%
Publishing	21.6	37%	26.2	43%
Film Production	0.2	1%	(3.3)	N/A
All Other	(12.0)	N/A	(14.8)	N/A
Total	$172.7	64%	$157.1	62%

Consolidated operating income increased $15.6 million to $172.7 million for the six-month period ended June 30, 2008, primarily reflecting the $19.0 million of settlement payments associated with early contract terminations.  This non-recurring income item resulted in consolidated operating margin increasing from 62% during the first half of 2007 to 64% during the first half of 2008.

Operating income in the Licensing segment increased $13.9 million, primarily as a result of the $19.0 million of settlement payments, which were partially offset by the $5.9 million reduction in Licensing segment net sales.  The operating margin in the Licensing segment during the first half of 2008 increased to 91%, compared with 80% in the prior-year period.  This increase is the result of the $19.0 million of settlement payments.  Without the impact of this non-recurring income item, the operating margin for the Licensing segment during the first half of 2008 would have been 80%, which is consistent with the operating margin in the first half of 2007.

Operating income in the Publishing segment decreased $4.6 million and margins declined from 43% in the first half 2007 to 37% in the first half of 2008, reflecting the decreases in net sales volume of comic books, trade paperbacks and hardcover books, with an increase in operating costs associated with other operating initiatives.

For the first half of 2008, operating income in the Film Production segment reflects a $7.7 million contribution from our self-produced films, after the amortization of film inventory.  This was substantially offset by the $3.5 million increase in SG&A expenses of the Film Production segment.  For the first half of 2007, the Film Production operating costs reflect the SG&A costs noted above, and were partially offset by a $0.6 million increase in the fair value of the interest rate cap associated with our film facility, and a $0.7 million increase in the fair value of forward contracts for the Canadian dollar entered into during the second quarter of 2007 in connection with our The Incredible Hulk production.

All Other operating costs primarily represent corporate overhead expenses, partially offset by our toy manufacturing operations, which substantially ceased during the first quarter of 2008.

TOC

Interest Expense

	Six Months ended June 30,
	2008	2007
	(dollars in millions)

Interest incurred - film facilities	$13.7	$8.4
Less: Interest capitalized	(5.1)	(2.3)
Total	$8.6	$6.1

From the first half of 2007 to the first half of 2008, there was a $5.3 million increase in the amount of interest we incurred as a result of increased borrowings.  We capitalized $2.8 million more interest in the first half of 2008 than in the first half of 2007, on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions.  These activities resulted in a $2.5 million increase to interest expense for the second quarter of 2008 compared with the comparable prior-year period.  Because these productions were completed during the second quarter of 2008, interest expense will continue to be in excess of the prior-year period for the remainder of 2008, as interest on borrowings for completed films are expensed as incurred.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.6 million to $1.9 million in the six-month period ended June 30, 2008 as compared to the comparable period in 2007, due to higher average cash and investment balances partially offset by a decrease in interest rates in the 2008 period.

Gain on Repurchase of Debt

During the 2008 period, we repurchased $46.7 million of our mezzanine debt related to the film facility for $44.4 million, which resulted in a gain of $2.3 million.

Income Taxes

Our effective tax rate for the six-month periods ended June 30, 2008 (38.1%) and June 30, 2007 (38.4%) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the earnings of the Joint Venture.  Our 2007 six-month period effective rate included a 2% charge to revalue certain deferred tax assets attributable to a New York State law change that was enacted and reflected in our interim period, as a discrete item, during that period.

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

Minority Interest

Minority interest related to the Joint Venture amounted to $12.3 million in the six-month period ended June 30, 2008 and $17.9 million in the comparable period of 2007.  This $5.6 million decrease reflects the decreased operations from licensing associated with Spider-Man 3, which was released in May 2007, offset by the effect of the reduction in our Joint Venture partner’s share of royalties payable to actors for use of their likeness in licensed products.

TOC

Earnings per Share

Diluted earnings per share increased to $1.17 in the first half of 2008 from $0.89 in the first half of 2007 reflecting a 21% increase in net income and an 8% reduction in the weighted average number of shares outstanding due to the effect of treasury share repurchases.  We repurchased 5.7 million shares between July 1, 2007 and June 30, 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facilities and the HSBC line of credit, described below.  We anticipate that our primary uses for liquidity will be to conduct our business and to repurchase our common stock.

Net cash provided by operating activities increased $43.5 million to $68.5 million during the six months ended June 30, 2008, compared to $25.0 million during the comparable prior-year period.  The increase was primarily due to the receipt of $54.8 million in foreign territory minimum guarantees and due to $66.0 million decrease in our film production expenditures over the comparable prior-year period, associated with our Iron Man and The Incredible Hulk feature films released during the second quarter of 2008.  In addition, in the first quarter of 2008, we received $19.0 million, classified as Other Income in the accompanying condensed consolidated financial statements, from settlement payments received in connection with the early termination of two interactive licensing agreements.

Film-production expenditures appear on our statement of cash flows as cash used in operating activities, although the expenditures are funded by draw-downs from our film facilities, which appear on our statement of cash flows as cash provided by financing activities.

Our working capital deficiency increased $23.7 million from $108.5 million at December 31, 2007 to $132.2 million at June 30, 2008. This increase in the deficiency is primarily the result of an increase of $85.6 million in short-term borrowings to fund long-term film inventory related to the Iron Man and The Incredible Hulk films.  Short-term borrowings principally represent the amount of the credit facility (described below) we estimate to be repaid ($120.0 million) over the twelve-month period beginning on July 1, 2008.  Our current income tax obligations also increased by $37.9 million.  These increases in current liabilities were offset by a $50.0 million increase in cash and investments (including restricted cash) and a $14.8 million increase to current accounts receivable, all generated from operations.

Net cash flows provided by investing activities for the six month period ended June 30, 2008 reflect the sale of short-term investments, the proceeds from which are now held in cash equivalents.  Net cash flows used in investing activities for the six-month periods ended June 30, 2007 reflect the purchase of short-term investments using our excess cash.

Net cash used in financing activities during the six-month period ended June 30, 2008 reflects repayments of our film facility borrowings, including our repurchase of $46.7 million of long-term mezzanine debt for $44.4 million, partially offset by borrowings used for our film production activities during the first half of the year.  In addition, we used cash to repurchase 0.4 million shares of our common stock at a cost of $9.9 million.  During the first six months of 2007, we repurchased 3.2 million shares of our common stock at a cost of $85.9 million, including $1.5 million which was settled in the first week of July 2007.  Repurchases were financed through cash generated from operations.  At June 30, 2008, the remaining amount authorized and available for stock repurchases was $128.2 million.

MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on our characters.  The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating.  In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt, raising its rating to a level equivalent with Ambac’s own.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt.  The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac. As noted

TOC

above, during the second quarter of 2008, we repurchased $46.7 million of the mezzanine debt for $44.4 million and as a result, only $13.3 million of the initial mezzanine debt was outstanding at June 30, 2008.

The interest rate for outstanding senior bank debt is currently LIBOR or the commercial paper rate, as applicable, plus 2.935% in either case.  The film facility also requires us to pay a fee on any senior bank debt capacity that we are not using.  This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.

On June 5, 2008, Ambac’s rating was downgraded by S&P from AAA to AA.  The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity.  These increases are reflected in the rates noted above.

If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%.  In addition, if we become more leveraged, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.  In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in interest rates described above.  We do not believe the actual or potential impact from these increases to be material.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.

As of June 30, 2008, MVL Film Finance LLC had $253.9 million in total outstanding borrowings through the film facility to fund the production of our Iron Man and The Incredible Hulk movies, and to finance transaction costs, and interest thereon, related to the development and closing of the facility.

We generate pre-sale proceeds in the form of minimum guarantees owed to us by distributors who buy the right to distribute our self-produced films in the territories of Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”).  As contemplated by the film facility, we used Iron Man’s and The Incredible Hulk’s pre-sale proceeds toward funding the production of those films.  Most of the payments from our foreign distributors, however, were not due to us until after delivery of the completed films.  In 2007, therefore, we entered into two $32.0 million credit facilities: one to fund our production of Iron Man and one to fund our production of The Incredible Hulk.  Each facility was to be repaid with our Reserved Territory pre-sale proceeds for the respective film.  During the second quarter of 2008, we repaid the Iron Man facility in full and we repaid $22.8 million of the Hulk facility.  We repaid the remainder of the Hulk facility in July 2008.

Under the film facility, we must maintain a minimum tangible net worth and comply with various administrative covenants.  We have maintained compliance with those provisions of the film facility since its inception.  In addition, two tests must be satisfied as a condition to the initial funding of the fifth film to be produced under the film facility and each film thereafter.  One test is an interim asset test.  The other test requires us to have obtained a cumulative, minimum target budget percentage from our pre-sales of film distribution rights in the Reserved Territories, together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing.  In the second quarter of 2008, we amended the film facility to allow us to make up any shortfall under the second test with our own funds.  The amendment is described in Part II, Item 5 of this report.

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit expires on March 31, 2010.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  The facility contains covenants regarding our net income, leverage ratio and free cash flow.  The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum.  As of June 30, 2008, we had no borrowings outstanding under the HSBC Line of Credit.

TOC

We are in compliance with all of our covenants under the above debt arrangements.

Our capital expenditures for the six-month periods ended June 30, 2008 and 2007 were $0.3 million and $2.0 million, respectively.  We do not expect to have significant capital expenditures for the balance of 2008.

In connection with the production of The Incredible Hulk, we entered into forward currency contracts to mitigate our exposure to fluctuations in the value of the Canadian dollar.  As of June 30, 2008, we had a $12.4 million forward currency contract outstanding.  The average Canadian dollar to US dollar exchange rate of this outstanding contract is $1.01.

We believe that our cash and cash equivalents, cash flows from operations, the film facilities, and the HSBC line of credit will be sufficient for us to conduct our business and make repurchases, if any, under our current stock repurchase program.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we hold cash denominated in various currencies, which subject us to currency rate fluctuation risk.  Further, our international licenses are denominated in various currencies which also subject us to currency rate fluctuation risk.  Management believes that the impact of currency rate fluctuations do not represent a significant risk in the context of our current international operations.  Except as noted below, we do not generally enter into derivative financial instruments in the normal course of business to mitigate our risk in connection with fluctuations in currency value, nor are such instruments used for speculative purposes.

With respect to film production activities outside the United States, we attempt to mitigate the effect of currency fluctuations on our production costs through the use of forward currency contracts.  In connection with our Canadian production activities for The Incredible Hulk, we have entered into a forward currency contract to mitigate our exposure to fluctuations in the value of the Canadian dollar.  At June 30, 2008, a $12.4 million forward currency contract was outstanding.

In connection with our film facility, to mitigate our exposure to rising interest rates based on LIBOR, we entered into an interest rate cap to cover a majority of the notional amount of anticipated borrowings under this facility, to mitigate our exposure to rising interest rates based on LIBOR.  We do not generally enter into any other types of derivative financial instruments in the normal course of business to mitigate our interest rate risk, nor are such instruments used for speculative purposes.

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

In connection with the risk factor describing our exposure to a union strike, however, it should be noted that a strike by Hollywood actors has been reported as a possibility for 2008.  If that strike were to occur, it could cause a significant disruption to our film-production activities, and could hurt our associated licensing programs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

All matters submitted to a vote of our security holders during the quarter ended June 30, 2008 were submitted at our 2008 Annual Meeting of Stockholders, which was held on May 6, 2008. The matters were as follows:

1.         A proposal to elect two Class I directors to serve a term of three years and until the election and qualification of their respective successors. This proposal carried. With respect to the election of Sid Ganis, 72,786,858 votes were cast in favor and 895,072 votes were withheld; with respect to the election of James F. Halpin, 72,728,898 votes were cast in favor and 953,032 votes were withheld.

2.         A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2008. This proposal carried, receiving 73,544,733 votes in favor and 107,642 votes against; there were 29,955 abstentions.

ITEM 5.  OTHER INFORMATION

On June 2, 2008, our subsidiaries Marvel Studios, Inc., MVL Productions LLC and MVL Film Finance LLC amended their agreement with Ambac Assurance Corporation concerning the Film Facility.  The amendment is titled “Amendment No. 5 to Transaction Documents” and is effective as of May 30, 2008.

The Film Facility requires us to pre-sell the distribution rights for each of our self-produced films in Australia and New Zealand, Japan, Germany, France and Spain.  Obtaining a cumulative, minimum target budget percentage from those pre-sales, together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing, is a condition to the initial funding for our fifth film and for each film thereafter.

Amendment No. 5 provides, among other things, that, in the event that the sources mentioned above (pre-sales, proceeds from rebates, etc.) do not provide funds at least equal to the cumulative, minimum target budget percentage, we may make up the shortfall with our own funds and thereby satisfy the condition.  The above description of the terms of Amendment No. 5 is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

TOC

ITEM 6.  EXHIBITS

10.1
Amendment No. 5 to Transaction Documents dated as of May 30, 2008 by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party.

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

Dated: August 7, 2008