Form 10-Q
period 2008-09-30
Marvel Entertainment, Inc.
filed 2008-11-06
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13638
MARVEL ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3711775

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

417 Fifth Avenue, New York, NY	10016

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At November 4, 2008, the number of outstanding shares of the registrant’s common stock, par value $.01 per share, was 79,104,381, including 700,625 shares of restricted stock.

(i)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
(Unaudited)

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$125,805	$30,153
Restricted cash	19,566	20,836
Short-term investments	—	21,016
Accounts receivable, net	33,573	28,679
Inventories	11,499	10,647
Income tax receivable	—	10,882
Deferred income taxes, net	34,386	21,256
Prepaid expenses and other current assets	5,047	4,245

Total current assets	229,876	147,714

Fixed assets, net	1,884	2,612
Film inventory, net	246,389	264,817
Goodwill	346,152	346,152
Accounts receivable, non-current portion	1,321	1,300
Income tax receivable, non-current portion	5,906	4,998
Deferred income taxes, net	37,591	37,116
Deferred financing costs	7,055	11,400
Advances to joint venture partner	542	—
Other assets	4,848	1,249

Total assets	$881,564	$817,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,917	$3,054
Accrued royalties	74,324	84,694
Accrued expenses and other current liabilities	38,510	37,012
Deferred revenue	75,493	88,617
Film facilities	158,700	42,264
Income tax payable	24,510	—
Minority interest to be distributed	—	556

Total current liabilities	373,454	256,197
Accrued royalties, non-current portion	9,973	10,273
Deferred revenue, non-current portion	66,205	58,166
Film facilities, non-current portion	23,601	246,862
Income tax payable, non-current portion	66,917	54,066
Other liabilities	8,488	10,291

Total liabilities	548,638	635,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 134,376,983 issued and 78,408,306 outstanding in 2008 and 133,179,310 issued and 77,624,842 outstanding in 2007	1,344	1,333
Additional paid-in capital	748,764	728,815
Retained earnings	492,118	349,590
Accumulated other comprehensive loss	(4,515)	(3,395)

Total stockholders’ equity before treasury stock	1,237,711	1,076,343
Treasury stock, at cost, 55,968,677 shares in 2008 and 55,554,468 shares in 2007	(904,785)	(894,840)

Total stockholders’ equity	332,926	181,503

Total liabilities and stockholders’ equity	$881,564	$817,358

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net sales	$182,499	$123,642	$451,925	$376,519

Costs and expenses:
Cost of revenues (excluding depreciation expense)	60,351	17,527	108,175	46,911
Selling, general and administrative	35,596	39,501	104,175	104,630
Depreciation and amortization	401	1,438	1,164	4,669

Total costs and expenses	96,348	58,466	213,514	156,210
Other income, net	2,051	533	22,481	2,493

Operating income	88,202	65,709	260,892	222,802
Interest expense	5,656	3,721	14,228	9,822
Interest income	870	633	2,812	1,979
Gain (loss) on repurchase of debt	(417)	—	1,916	—

Income before income tax expense and minority interest	82,999	62,621	251,392	214,959
Income tax expense	30,239	21,067	94,423	79,590
Minority interest in consolidated joint venture	2,134	5,286	14,441	23,172

Net income	$50,626	$36,268	$142,528	$112,197

Basic and diluted net income per share:
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	78,403	77,691	77,946	80,917
Effect of dilutive stock options and restricted stock	514	2,830	652	2,902

Weighted average shares for diluted earnings per share	78,917	80,521	78,598	83,819

Net income per share:
Basic	$0.65	$0.47	$1.83	$1.39

Diluted	$0.64	$0.45	$1.81	$1.34

Comprehensive income:
Net income	$50,626	$36,268	$142,528	$112,197
Other comprehensive income (loss)	(1,329)	163	(1,120)	(780)

Comprehensive income	$49,297	$36,431	$141,408	$111,417

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$142,528	$112,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,164	4,669
Amortization of film inventory	65,599	—
Gain on repurchase of debt	(1,916)	—
Amortization of deferred financing costs	3,736	3,735
Unrealized gain on interest rate cap and foreign currency forward contracts	(253)	(713)
Non-cash charge for stock-based compensation	4,743	6,297
Excess tax benefit from stock-based compensation	(8,478)	(1,930)
Impairment of long-term assets	1,663	—
Deferred income taxes	(16,592)	7,137
Minority interest in joint venture (net of distributions of $15,135 in 2008 and $13,435 in 2007)	(1,098)	9,737
Changes in operating assets and liabilities:
Accounts receivable	(4,915)	29,782
Inventories	(852)	148
Income tax receivable	—	39,412
Prepaid expenses and other current assets	(802)	3,070
Film inventory	(48,220)	(185,915)
Other assets	(3,346)	(49)
Deferred revenue	(5,085)	(20,366)
Income taxes payable	59,251	10,405
Accounts payable, accrued expenses and other current liabilities	(14,954)	(1,318)

Net cash provided by operating activities	172,173	16,298

Cash flows from investing activities:
Purchases of fixed assets	(441)	(1,882)
Expenditures for product and package design	—	(490)
Sales of short-term investments	66,055	277,154
Purchases of short-term investments	(45,039)	(287,157)
Change in restricted cash	1,270	(15,476)

Net cash provided by (used in) investing activities	21,845	(27,851)

Cash flows from financing activities:
Borrowings from film facilities	75,600	208,078
Repayments of film facilities	(180,509)	—
Borrowings from line of credit	—	2,000
Repayments of line of credit	—	(19,000)
Deferred financing costs	—	(609)
Purchases of treasury stock	(9,945)	(211,954)
Exercise of stock options	8,285	10,614
Excess tax benefit from stock-based compensation	8,478	1,930

Net cash used in financing activities	(98,091)	(8,941)

Effect of exchange rates on cash	(275)	154

Net increase (decrease) in cash and cash equivalents	95,652	(20,340)
Cash and cash equivalents, at beginning of period	30,153	31,945

Cash and cash equivalents, at end of period	$125,805	$11,605

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
1. BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine-month periods ended September 30, 2008 and the unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2008 are not necessarily indicative of those for the full year ending December 31, 2008. The year-end 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries (as defined in our Form 10-K) and the Joint Venture. Upon consolidation, all inter-company accounts and transactions are eliminated.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)

Interest paid during the period	$17,207	$6,758
Income taxes paid during the period	52,186	65,078
Income tax refund	—	42,057
Our film-production expenditures, including expenditures funded by draw-downs from our film facilities, appear on our condensed consolidated statements of cash flows as cash used in operating activities. Those draw-downs appear on our condensed consolidated statements of cash flows as cash provided by financing activities.
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements. In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements.
The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We do not expect SFAS 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on our consolidated financial position and results of operations.
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for, at fair value, on a recurring basis as of September 30, 2008:

	Recurring Fair Value Measurements Using
	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Interest rate cap	$1,361	$—	$1,361	$—
We are exposed to market risks from changes in interest rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments. The interest rate cap is valued using broker quotations, or market transactions either in the listed or over-the counter markets. As such, these derivative instruments are classified within level 2.
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
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51,” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	September 30,	December 31,
	2008	2007
	(in thousands)

Accounts receivable, net, consist of the following:
Accounts receivable	$48,581	$44,799
Less allowances for:
Doubtful accounts	(474)	(1,101)
Sales discounts and returns	(14,534)	(15,019)

Total, net	$33,573	$28,679

Inventories consist of the following:
Work-in-process — Publishing	$6,188	$4,904
Finished goods — Publishing	5,311	5,264
Finished goods — Toys	—	479

Total	$11,499	$10,647

Film inventory, net, consist of the following:
Theatrical Films
Released, net of amortization	$240,869	$—
In production	—	261,826
In development or pre-production	3,691	2,991

Total	$244,560	$264,817

Television productions
In development or pre-production	1,829	—

Total film inventory, net	$246,389	$264,817

Accrued royalties consist of the following:
Royalty obligations to licensors	$1,556	$2,378
Freelance talent	3,058	4,570
Studio and talent share of royalties	69,710	77,746

Total	$74,324	$84,694

Accrued expenses and other current liabilities consist of the following:
Inventory purchases	$2,428	$2,327
Bonuses	11,366	8,059
Legal fees and litigation accruals	2,018	1,625
Licensing common marketing funds	8,454	7,498
Interest	4,612	5,639
Other accrued expenses	9,632	11,864

Total	$38,510	$37,012

Based on our current estimates, approximately $154.1 million of film inventory for our released films is expected to be amortized during the twelve-month period beginning on October 1, 2008 using the individual-film-forecast computation method. In addition, based on our current estimates of ultimate revenue from our released feature films, we expect to amortize approximately 88% of unamortized film inventory of released films at September 30, 2008 during the three-year period beginning October 1, 2008.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
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
The total number of shares of common stock outstanding as of September 30, 2008 was 78,408,306, net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (1,179,493) and the vesting of all outstanding restricted shares (700,625), the total number outstanding would be 80,288,424. During the three and nine-month periods ended September 30, 2008, 8,498 and 967,546 shares of common stock, respectively, were issued through stock option exercises.
Options to purchase 0.2 million and 0.7 million shares of common stock were not included in the calculation of diluted net income per share for the three and nine-month periods ended September 30, 2008, respectively, and 0.5 million and 1.2 million shares of common stock were not included in the calculation of diluted net income per share for the three and nine-month periods ended September 30, 2007, respectively, because the sum of the potential option exercise proceeds, including the unrecognized compensation expense and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.
5. DEBT FINANCING
Film Facilities
Film Slate Facility Obligation
Borrowings under our $525 million film facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the film facility and the rights to completed films or films in production, as collateral for the borrowings. The film facility expires on September 1, 2016, or sooner if the films produced under the facility fail to meet certain defined performance measures. The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt. In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt. The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac.
On June 5, 2008, Ambac’s rating was downgraded by S&P from AAA to AA. The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity. These increases are reflected in the rates noted below. Any further downgrades of Ambac’s rating, such as the one by Moody’s on November 5, 2008 (to Baa1), do not affect our rate of interest or fees under the film facility.
The interest rate for outstanding senior bank debt is currently LIBOR (4.05% at September 30, 2008) or the commercial paper rate, as applicable, plus 2.935% in either case. The film facility also requires us to pay a fee on any senior bank debt capacity that we are not using. This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%. In addition, if we become more leveraged, without considering the film facility, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.
We must satisfy two tests as a condition to the initial funding of the fifth film to be produced under the film facility and each film thereafter. One test is an interim asset test. The other test requires us to have obtained a cumulative, minimum budget percentage (33%) from our pre-sales of film distribution rights in the Reserved Territories, together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing. In the third quarter of 2008, we amended the film facility to require us to fund 33% of the budget of each film in lieu of pre-selling the film distribution rights in the Reserved Territories. Distribution in the Reserved Territories will instead be handled by Paramount. We have the right to fund any cumulative shortfall under the second test with our own funds.
During the nine months ended September 30, 2008, we repurchased all $60.0 million of the mezzanine debt for $58.1 million. As a result, as of September 30, 2008, we had no mezzanine debt outstanding.
The film facility requires the maintenance of minimum tangible net worth and compliance with various administrative covenants.
We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for debt outstanding under the film facility up to certain stipulated notional amounts which vary over the term of the film facility. The notional amount of debt associated with the interest rate cap agreement at September 30, 2008 was $280.0 million. The interest rate cap is recorded at fair value ($1.4 million) at September 30, 2008 and included in other assets in the accompanying condensed consolidated balance sheet. Fair value of the interest rate cap at December 31, 2007 was $1.1 million. Gains and losses from changes in the fair value of the interest rate cap are recorded within Other Income in the accompanying condensed consolidated statement of income. The interest rate cap expires on October 15, 2014.
As of September 30, 2008, MVL Film Finance LLC had $182.3 million ($246.9 million as of December 31, 2007) in outstanding borrowings under the film facility. Of these borrowings, $158.7 million are classified as current in the accompanying condensed consolidated balance sheets, which represents the amount we estimate to be repaid over the twelve-month period beginning on October 1, 2008. Borrowings have been used to fund direct production costs of our Iron Man and The Incredible Hulk feature films, to fund the interest payments of the film facility, to fund the finance transaction costs related to the closing of the facility and to purchase the interest rate cap.
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
Hulk Facility
On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC. The proceeds of this financing were used solely to fund the production of our The Incredible Hulk feature film and were collateralized by minimum guarantees related to distributors’ rights to distribute The Incredible Hulk in the Reserved Territories. In July 2008, the Hulk Facility was repaid in full using the funds received from these minimum guarantees.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
Corporate Line of Credit
We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit. The HSBC Line of Credit expires on March 31, 2010. Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock. The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization. The facility contains covenants regarding our net income, leverage ratio and free cash flow. The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our license with Hasbro and (c) all treasury stock repurchased after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum. As of September 30, 2008, we had no borrowings outstanding under the HSBC Line of Credit.
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
Studio Licensing
Feature Films. We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters. We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men, Daredevil/Elektra, Ghost Rider, Namor the Submariner and The Punisher. Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue. Our current plans are to self-produce, rather than license, all future films based on our characters that have not been licensed to third parties.
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
Destination-Based Entertainment
We license our characters for use at theme parks, shopping malls and special events. For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. We have also licensed our characters for the development of a major theme park in Dubai and two theme parks in South Korea.
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
During 2008, we also began to self-finance and produce animated television series that we will distribute ourselves. We expect that our first self-produced animated series will begin to air in fall 2009. Costs associated with the development, pre-production and production of these projects have been capitalized.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
Set forth below is certain operating information of our segments.

	Licensing		Film	All Other
	(1)(2)(3)	Publishing	Production	(4)(5)(6)	Total
	(in thousands)
Three months ended September 30, 2008
Net sales	$58,071	$34,064	$90,180	$184	$182,499
Operating income (loss)	42,477	12,700	40,422	(7,397)	88,202

Three months ended September 30, 2007
Net sales	$82,256	$34,867	$—	$6,519	$123,642
Operating income (loss)	58,953	15,042	(1,157)	(7,129)	65,709

Nine months ended September 30, 2008
Net sales	$237,479	$92,322	$119,105	$3,019	$451,925
Operating income (loss)	205,386	34,334	40,569	(19,397)	260,892

Nine months ended September 30, 2007
Net sales	$267,512	$95,356	$—	$13,651	$376,519
Operating income (loss)	207,954	41,256	(4,457)	(21,951)	222,802

(1)	In the first quarter of 2008, operating income included $19.0 million classified as Other Income from settlement payments received in connection with the early termination of two interactive licensing agreements.

(2)	During the second quarter of 2008, we recorded a credit of $8.3 million in SG&A expense to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products.

(3)	During the three-month period ended September 30, 2007, we recorded unusually high amounts ($16.8 million) received in settlements of audit claims and recorded a non-recurring charge of $4.7 million related to a contractual obligation.

(4)	The amounts for the three months ended September 30, 2008 and 2007 include $0.2 million and $6.5 million of direct toy sales and $0.3 million and $0.1 million of related operating income, respectively, associated with our toy manufacturing operations. The amounts for the nine months ended September 30, 2008 and 2007 include $3.0 million and $13.7 million of direct toy sales and $2.2 million of related operating income and $5.2 million of related operating loss, respectively, associated with our toy manufacturing operations. The balance of “All Other” operating loss in the three and nine-month periods is primarily unallocated corporate overhead.

(5)	During the three-month period ended September 30, 2007, we recorded a charge of $0.7 million and reduced revenue by $0.4 million in connection with an anticipated recall of approximately 175,000 units of Curious George toys produced by us in 2005.

(6)	During the first quarter of 2007, we recorded a $1.9 million non-recurring credit associated with pension accounting for the Fleer/Skybox Plan.
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
Assumptions used for the 2008 and 2007 expense include a discount rate of 5.88% and 5.70%, and an expected long-term rate of return on plan assets of 5.25% and 6.50%, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Total cost for plan period:
Service cost	$—	$—	$—	$—
Interest cost	291	285	872	856
Expected return on plan assets	(257)	(244)	(770)	(731)
Amortization of:
Unrecognized net loss	50	54	151	162
Unrecognized prior service cost	(13)	(13)	(40)	(40)
Unrecognized net asset obligation	—	—	—	—

Net periodic pension cost	$71	$82	$213	$247

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
Our effective tax rates for the three and nine-month periods ended September 30, 2008 (36.4% and 37.6%, respectively) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the minority share of the Joint Venture. Our effective tax rate for the three-month period ended September 30, 2007 (33.6%) was lower than the statutory rate due primarily to the benefit associated with the minority share of the Joint Venture and a discrete tax benefit of 2.7%, primarily from a reduction of deferred tax liabilities related to our Hong Kong subsidiary, offset by state and local taxes. Our effective tax rate for the nine-month period ended September 30, 2007 (37.0%) was higher than the statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture.
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
We retain various state and local net operating loss carryforwards of $312 million, which will expire in various jurisdictions in the years 2008 through 2026. As of September 30, 2008, there is a valuation allowance of $1.2 million against capital loss carryforwards and certain state and foreign net operating loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
Unrecognized tax benefits totaled $65 million and $52 million at September 30, 2008 and December 31, 2007, respectively. The increase for the nine-month period ended September 30, 2008 resulted from current tax positions claimed in various jurisdictions in which we operate. Management believes it is reasonably possible that the balance of unrecognized tax benefits may decrease by approximately $10 to $12 million over the twelve-month period beginning October 1, 2008 due to expiring statutes of limitations for the assessment of additional tax liabilities and resolution of various federal, state & local, and foreign tax examinations. The amount of any cash payments to settle these examinations is not expected to be material to the financial statements and has been fully reserved.
In October 2008, we settled a state tax examination. See discussion of Subsequent Event at Note 12.
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
On March 15, 2007, Stan Lee Media, Inc. (“SLM”) sued us in the United States District Court for the Southern District of New York. The complaint alleged that SLM is the owner of intellectual property rights in characters co-created by Stan Lee between 1941 and 1968 (the “Characters”) while Mr. Lee was employed by our predecessors. SLM alleged that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in those characters to a predecessor of SLM. Mr. Lee has denied that any such transfer took place. Mr. Lee has a lawsuit pending in the United States District Court for the Central District of California against the individuals acting as the management of SLM, which claims that any characters Mr. Lee co-created for us or our predecessors were owned and continue to be owned by us and that those individuals acting as the management as SLM have no authority to take any actions in the name of SLM. The complaint in SLM’s lawsuit against us sought a declaration of SLM’s rights in the Characters, an accounting of the profits we have made based on the Characters, the imposition of a constructive trust, and damages. We believe those claims are meritless. On June 27, 2008, a court in Colorado, where SLM is incorporated, barred the SLM board from acting in any capacity on behalf of SLM. Because SLM then did not have a board of directors to direct its lawsuit against us, on September 11, 2008 SLM’s lawsuit was dismissed by the New York court. That dismissal was without prejudice to SLM’s ability to refile its lawsuit if it obtains a new board of directors. On September 30, 2008, an entity purporting to own SLM stock filed an application in Colorado seeking a court order to call a stockholders meeting for the purpose of electing a new board of directors for SLM.
On March 30, 2007, Gary Friedrich and Gary Friedrich Enterprises, Inc. (“Friedrich”) started a lawsuit in the United States District Court for the Southern District of Illinois against us, and numerous other defendants including Sony Pictures Entertainment, Inc., Columbia Pictures Industries, Inc., Hasbro, Inc. and Take-Two Interactive Software, Inc. That suit has been transferred to the Southern District of New York. The complaint alleges that Friedrich is the owner of intellectual property rights in the character Ghost Rider and that we and other defendants have exploited the Ghost Rider character in a motion picture and merchandise without Friedrich’s consent. Friedrich has asserted numerous claims including copyright infringement, negligence, waste, state law misappropriation, conversion, trespass to chattels, unjust enrichment, tortious interference with right of publicity, and for an accounting. We believe Friedrich’s claims to be without merit.
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2008
(unaudited)
Lease Commitment
On September 23, 2008, we entered into a non-cancellable operating lease for the rental of sound stages where we intend to film our next four self-produced films, and for Marvel Studios’ new production and corporate office space, located in Manhattan Beach, California. The lease has various commencement dates between October 2008 and January 2009 and has an initial term of three years, with four successive one-year extension options. We anticipate making aggregate rental payments under this lease of approximately $14 million over the three-year period beginning January 1, 2009.
10. OTHER INCOME
During January 2008, we received settlement payments in connection with the early termination of two interactive license agreements. We recorded $19.0 million of income from these licensing settlement payments.
11. GAIN ON REPURCHASE OF DEBT
During the nine-month period ended September 30, 2008, we repurchased all $60.0 million of the mezzanine debt related to the Film Slate Facility Obligation for $58.1 million, which resulted in a gain of $1.9 million.
12. SUBSEQUENT EVENT
In October 2008, we settled a state tax examination. This settlement will result in a $3.6 million benefit to income tax expense in the fourth quarter of 2008, after adjustments for the related impact on deferred tax assets .

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
The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:
•	A decrease in the level of media exposure or popularity of our characters

•	Financial difficulties of licensees

•	Changing consumer preferences

•	Movie and television-production delays and cancellations

•	Concentration of our toy licensing in one licensee

•	Uncertainties to do with the film production business, such as:
•	We might be unable to attract and retain creative talent

•	Our films might be less successful economically than we anticipate

•	Our films might be more expensive to make than we anticipate

•	Our film productions might be disrupted or delayed

•	We might be disadvantaged by changes or disruptions in the way films are distributed

•	We might lose potential sales because of piracy of films and related products

•	We will be primarily dependent on a single distributor for each film

•	We will depend on our studio distributors for revenue information related to the accounting for film-production activities

•	We might fail to meet the conditions set by the lenders for the funding of films

•	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four

•	Accounting related to the production of our films may result in significant fluctuations in our reported income or loss

•	If one of the banks in our film facility’s lending consortium were to default in making a required funding and if we were unable to arrange for a replacement bank, the amount available to us under the film facility would drop by the amount of the defaulting bank’s commitment and our film productions could be disrupted as a result.
The risk factors above are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Management Overview of Business Trends
We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production. We no longer have an operating Toy segment. During the first quarter of 2008, we substantially completed our exit from toy manufacturing activities as planned. We also completed a change in the focus of the support that we provide to Hasbro, which resulted in changes to our internal organizational structure and staff reductions. These events altered our internal reporting of segment performance, with the result that we are now including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe on our Hasbro revenue) within our Licensing segment. Those revenues and expenses were formerly included in our Toy segment. Our remaining activities related to our terminated toy manufacturing business are now included with Corporate overhead in “All Other”. We have reclassified prior-period segment information to conform to the current-year presentation.

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
Major entertainment events play an important role in driving sales of our licensed products. In 2007, our Licensing segment revenue reflected the benefit of the May 2007 release of the movie Spider-Man 3. The Licensing segment’s 2007 initiatives were focused on merchandising our self-produced movies Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008. Our 2008 Licensing segment revenue is benefitting from the release of those movies, beginning in the second quarter of 2008, but not as significantly as 2007 Licensing segment revenue benefited from the release of Spider-Man 3.
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

Publishing
The Publishing segment is focused on expanding distribution channels such as the direct and mass market, and expanding its presence in the book markets and to a broader demographic. In 2007, the single issue featuring the death of Captain America was the top-selling comic book of the year. Also, the last two issues of Civil War, a limited-edition comic book series with tie-ins to established comic book series, were the second and third top-selling comic books of 2007. In the direct market and bookstores, a hardcover collected edition of the Dark Tower series was the best-seller in 2007. The World War Hulk crossover series, featuring the Incredible Hulk, was published in mid 2007. In April 2008, Marvel launched another major comic book crossover series, Secret Invasion, which involves many of the Marvel characters and features tie-ins to many other Marvel publications, similar to the Civil War series. This series will run through the end of 2008. The third volume of the Dark Tower series and the first volume of The Stand series were released in October 2008. We expect that the Dark Tower, Secret Invasion and The Stand series, and hardcover collections that were released in the third quarter of 2008, will continue to generate momentum for the remainder of 2008. Additionally, the Publishing segment has been developing and investing in digital media as seen with the launch of the Marvel Digital Comics Unlimited subscription service.
Film Production
In the second quarter of 2008, we released our first two self-produced films: Iron Man on May 2 and The Incredible Hulk on June 13. We are currently developing four films for release in 2010 and 2011: Iron Man 2, Thor, The First Avenger: Captain America and The Avengers. The scheduled release dates of those films are, respectively, May 7, 2010, July 16, 2010, May 16, 2011 and July 15, 2011. After the release of each film, we begin to recognize revenue and to amortize our film inventory as described below.
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
Once a film is released, in accordance with SOP 00-2 using the individual-film-forecast computation method, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period bears to the film’s then-estimated total revenue, net of the distributor’s costs, over a period not to exceed ten years (ultimate revenues). Estimates of ultimate revenues for each film are regularly reviewed and revised as necessary based on the latest available information. Reductions in those revenue estimates could result in the write- off, or the acceleration of the amortization, of film inventory in that reporting period; increases in those revenue estimates could result in reduced amortization in that period.

As of September 30, 2008, our Film Production segment had film inventory, net of amortization, of $246.4 million, primarily for the Iron Man and The Incredible Hulk productions. For the three and nine-months ended September 30, 2008, the Film Production segment incurred $45.2 million and $66.4 million in cost of revenue, respectively, consisting of amortization of film inventory costs. In addition, for the three and nine-months ended September 30, 2008, the Film Production segment incurred $4.5 million and $12.6 million, respectively, in selling, general and administrative expenses, consisting primarily of employee compensation and the segment’s share of the expenses associated with our California office.
Film Revenue
The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.
After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts. Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor. Our share of the film’s receipts, as described above, is recognized as revenue when reported due to us by the distributor. There are five territories in which we have received minimum guarantees from local distributors. In those territories, we began to recognize revenue when the film was made available for exhibition in theaters.
Revenue from the sale of home video units is recognized when our distributors report as due to us the video sale proceeds that they have collected from retailers. We provide for future mark-downs and returns of home entertainment product at the time the related revenue is recognized, using estimates. Our estimates are calculated by analyzing a combination of our distributors’ historical returns and mark-down practices, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers. We periodically review our estimates using the latest information available.
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
We are currently developing a movie based on the character Thor and expect to obtain the consent of the film facility lenders to finance and produce that film through the film facility, in which case we will pledge the theatrical film rights to Thor and various related characters as collateral to secure the film facility.
We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility. If the film’s initial funding conditions are met under the film facility, we are able to borrow our development and pre-production costs and an amount equal to our incremental overhead expenses related to that film, but not exceeding 2% of the film’s budget. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.
We recorded interest expense, net of interest capitalized, related to the film facility of $5.7 million and $14.2 million, respectively, during the three and nine-month periods ended September 30, 2008. Interest charges associated with borrowings to fund the productions were capitalized, rather than expensed, until the completion of production. The production of Iron Man and the production of The Incredible Hulk were completed in the second quarter of 2008. Starting in the second quarter of 2008, therefore, our interest expense began to increase significantly, as we began to expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions. No interest associated with film productions was capitalized during the three-month period ended September 30, 2008. During the nine-month period ended September 30, 2008, interest associated with film productions of $5.1 million was capitalized and included in film inventory in the accompanying condensed consolidated balance sheet.
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
Critical Accounting Policies
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157”, deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements. In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements.
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.
Results of Operations
Three-month period ended September 30, 2008 compared with the three-month period ended September 30, 2007
Net Sales

	Three Months ended September 30,
	2008	2007	% Change
	(dollars in millions)
Licensing	$58.1	$82.2	(29)%
Publishing	34.0	34.9	(3)%
Film Production	90.2	—	N/A
All Other	0.2	6.5	(97)%

Total	$182.5	$123.6	48%

Our consolidated net sales of $182.5 million for the third quarter of 2008 were $58.9 million higher than net sales in the third quarter of 2007. The increase primarily reflects $90.2 million of revenue recognized in Film Production segment related to the theatrical releases of Iron Man and The Incredible Hulk in the second quarter of 2008. This increase is partially offset by a $24.1 million decrease in Licensing segment net sales due to decreases in Joint Venture merchandise revenue related to the May 2007 release of Spider-Man 3 and in settlement revenue from licensing audit claims.
Licensing segment net sales decreased $24.1 million during the third quarter of 2008, reflecting a $16.1 million decrease in Joint Venture merchandise revenue (to $8.1 million, primarily overages) related to the release of Spider-Man 3 and a $15.7 million decrease in licensing audit claims, resulting from an unusually high amount of settlement revenue in the third quarter of 2007. These decreases were partially offset by a $2.1 million increase in Studio licensing revenue, primarily associated with the Spider-Man, Fantastic 4 and X-men movie properties. Full-year 2008 revenues in our Licensing segment will be lower than 2007 primarily due to the strength in 2007 of licensing associated with Spider-Man 3.

Net sales from the Publishing segment decreased $0.9 million to $34.0 million for the three months ended September 30, 2008, primarily relating to a $1.6 million decrease in custom publishing, and a $0.6 million decrease in trade paperbacks as compared to the same period in 2007. These decreases were offset by a $1.2 million increase in our sales of comic books, primarily in the direct market, which benefited from the second-quarter release of Secret Invasion, a limited-edition comic book series with tie-ins to established comic book series.
Net sales from the Film Production segment were $90.2 million for the three months ended September 30, 2008, related to the theatrical releases of Iron Man and The Incredible Hulk.
Net sales included in All Other represent our former direct toy manufacturing operations, which we substantially exited during the first quarter of 2008.
Cost of Revenues

	Three Months ended September 30,
	2008		2007
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$—	N/A	$—	N/A
Publishing	15.2	45%	14.4	41%
Film Production	45.2	50%	—	N/A
All Other	—	N/A	3.1	48%

Total	$60.4	33%	$17.5	14%

Consolidated cost of revenues increased $42.9 million to $60.4 million for the third quarter of 2008 compared with the third quarter of 2007, primarily reflecting the amortization of film inventory recorded in our Film Production segment. This increase caused our consolidated cost of revenues as a percentage of sales to increase to 33% during the third quarter of 2008 compared with 14% in the comparable 2007 period.
Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 41% during the three months ended September 30, 2007 to 45% during the three months ended September 30, 2008. The increase primarily reflects the impact of rising costs of talent and paper.
Film Production segment cost of revenue during the 2008 period consisted of the amortization of film inventory as revenue was generated from the Iron Man and The Incredible Hulk feature films.
Cost of revenues included in All Other during the 2007 period primarily consisted of our former toy production activities, including product and packaging manufacturing, shipping and buying agents’ commissions.

Selling, General and Administrative Expenses

	Three Months ended September 30,
	2008		2007
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$17.3	30%	$23.1	28%
Publishing	6.2	18%	5.4	15%
Film Production	4.5	5%	1.6	N/A
All Other	7.6	N/A	9.4	N/A

Total	$35.6	20%	$39.5	32%

Consolidated selling, general and administrative (“SG&A”) expenses of $35.6 million for the third quarter of 2008 were $3.9 million lower than SG&A expenses in the prior-year period reflecting decreases of SG&A expenses in the Licensing segment and All Other SG&A. These decreases are partially offset by increases in SG&A of the Film Production and Publishing segments. Consolidated SG&A as a percentage of net sales for the third quarter of 2008 decreased to 20% from 32% for the third quarter of 2007, primarily reflecting the increased revenue from the Film Production segment.
Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios and talent for their share of license royalty income, which are variable expenses based on licensing revenues. We pay movie studio licensees up to 50% of merchandising-based royalty revenue, after contractually agreed-upon deductions, from the licensing of both “classic” and “movie” versions of characters featured in licensed films. Licensing segment SG&A expenses of $17.3 million for the three months ended September 30, 2008 were $5.8 million lower than the prior-year period, which included a non-recurring charge of $4.7 million related to a contractual obligation. In addition, professional fees decreased by $1.1 million, which related to the unusually high amount of audit settlements in the third quarter of 2007. The combined effect of the decrease in licensing net sales and the decrease in licensing SG&A expenses caused Licensing segment SG&A to increase from 28% to 30% as a percentage of Licensing segment net sales.
Publishing segment SG&A expenses consist primarily of payroll, distribution fees and miscellaneous overhead costs. Publishing segment SG&A expenses increased $0.8 million during the three-month period ended September 30, 2008 over the comparable period in 2007, principally reflecting increased employee compensation from increased headcount related to our digital media initiatives.
SG&A for our Film Production segment consists primarily of employee compensation and overhead expenses associated with film production activities in our California office, as well as certain film related costs. Film Production SG&A expenses increased $2.9 million from the three-month period ended September 30, 2007 to the comparable period in 2008 principally due to a $1.7 million write-off of costs associated with an abandoned script. The remaining SG&A increase is primarily due to higher employee compensation expense.
SG&A expenses included in All Other for the third quarter of 2008 decreased $1.8 million from the comparable period in 2007, principally reflecting a decline resulting from our exit from direct toy manufacturing activities, partially offset by an increase in employee compensation expense.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.0 million to $0.4 million in the third quarter of 2008, from $1.4 million in the third quarter of 2007, due to the cessation of our production of toys.
We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income
Other Income increased $1.6 million to $2.1 million in the third quarter of 2008, from $0.5 million in the third quarter of 2007.
During September 2008, we received settlement payments of $2.0 million from a licensee in connection with a contractual violation, which was partially offset by a $0.4 million charge for the mark-to-market valuation of our interest rate cap, associated with the film facility.
In the third quarter of 2007, other income primarily resulted from a $1.2 million appreciation in the fair value of forward contracts for the Canadian dollar, entered into during the second quarter of 2007 (settled in 2008) to mitigate our risk of fluctuations in the Canadian dollar with respect to the Canadian filming of The Incredible Hulk production. This increase was partially offset by a $0.7 million charge for the mark-to-market valuation of our interest rate cap associated with the film facility.
Operating Income

	Three Months ended September 30,
	2008		2007
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$42.5	73%	$59.0	72%
Publishing	12.7	37%	15.0	43%
Film Production	40.4	45%	(1.2)	N/A
All Other	(7.4)	N/A	(7.1)	N/A

Total	$88.2	48%	$65.7	53%

Consolidated operating income increased $22.5 million over the prior-year period to $88.2 million for the third quarter of 2008, primarily reflecting a $45.0 million contribution from the gross profit of the Film Production segment, related to the theatrical releases of Iron Man and The Incredible Hulk. This increase is partially offset by a $24.1 million decrease in net sales from the Licensing segment, which generates the highest margin.
Operating income in the Licensing segment decreased $16.5 million; however, margins remained consistent at 73% in the third quarter of 2008 as compared to 72% in the prior-year period. This decrease reflects the effects of the decrease in licensing revenue during the third quarter of 2008 because of lower Joint Venture merchandise revenue and lower audit claim settlement revenue.
Operating income in the Publishing segment decreased $2.3 million and margins declined from 43% in the third quarter of 2007 to 37% in the comparable quarter of 2008, reflecting the effects of lower sales and an increase in cost of sales and SG&A expense related to higher talent and paper costs as well as $0.9 of incremental costs related to our digital media initiatives.
Operating income in the Film Production segment reflects a $45.0 million contribution from the gross profit of our self-produced films, after the amortization of film inventory. This increase was partially offset by the $2.9 million increase in SG&A expenses of the Film Production segment.
All Other operating costs represent corporate overhead expenses, partially offset by our toy manufacturing operations, which substantially ceased during the first quarter of 2008.

Interest Expense

	Three Months ended September 30,
	2008	2007
	(dollars in millions)

Interest incurred — film facilities	$5.7	$6.4
Less: Interest capitalized	—	(2.7)

Total	$5.7	$3.7

From the third quarter of 2007 to the third quarter of 2008, there was a $0.7 million decrease in interest incurred due to decreased outstanding borrowings, partly resulting from the repurchase of the mezzanine debt, which bore the highest rate of interest. In the second quarter of 2008, we began to expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions. We capitalized no interest in the third quarter of 2008 as compared to $2.7 million in the third quarter of 2007. This resulted in a $2.0 million increase to interest expense for the third quarter of 2008 compared with the third quarter of 2007. Interest expense will continue to be in excess of the prior-year period for the remainder of 2008 as interest on borrowings for our two films released in 2008 are expensed as incurred.
Interest Income
Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income increased $0.2 million to $0.9 million in the third quarter of 2008 as compared to the third quarter of 2007, due to higher average cash and investment balances partially offset by a decrease in interest rates in the 2008 period.
Loss on Repurchase of Debt
During the third quarter of 2008, we repurchased the remaining $13.3 million of our mezzanine debt related to the film facility for $13.7 million, which resulted in a loss of $0.4 million.
Income Taxes
Our effective tax rate for the three-month period ended September 30, 2008 (36.4%) was higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the minority share of the Joint Venture. Our effective tax rate for the three-month period ended September 30, 2007 (33.6%) was lower than the statutory rate due primarily to the benefit associated with the minority share of the Joint Venture and a discrete tax benefit of 2.7%, primarily from a reduction of deferred tax liabilities related to our Hong Kong subsidiary, offset by state and local taxes.
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
Minority Interest
Minority interest related to the Joint Venture amounted to $2.1 million during the third quarter of 2008 compared to $5.3 million during the third quarter of 2007. The $3.2 million decrease reflects decreased operations in the 2008 period from licensing associated with Spider-Man 3, which was released in May 2007.

Earnings per Share
Diluted earnings per share increased to $0.64 in the third quarter of 2008 from $0.45 in the third quarter of 2007, reflecting a 39% increase in net income and a 2% reduction in the weighted average number of shares outstanding due to the effect of restricted stock vesting and treasury share repurchases. We repurchased 0.4 million shares between October 1, 2007 and September 30, 2008.
Nine-month period ended September 30, 2008 compared with the nine-month period ended September 30, 2007
Net Sales

	Nine Months ended September 30,
	2008	2007	% Change
	(dollars in millions)

Licensing	$237.5	$267.5	(11)%
Publishing	92.3	95.4	(3)%
Film Production	119.1	—	N/A
All Other	3.0	13.6	(78)%

Total	$451.9	$376.5	20%

Our consolidated net sales of $451.9 million for the nine-month period ended September 30, 2008 were $75.4 million higher than net sales in the comparable period of 2007. The increase primarily reflects the $119.1 million increase in Film Production net sales related to the theatrical releases during the 2008 period of Iron Man and The Incredible Hulk. This increase was partially offset by a decline in licensing net sales and, within All Other, a decline in sales due to our exit from direct toy manufacturing operations.
Licensing segment net sales decreased $30.0 million during the nine-month period ended September 30, 2008, reflecting a $48.5 million decrease in Joint Venture revenue (to $50.9 million, primarily overages) related to the release of Spider-Man 3 and a $15.7 million decrease in licensing audit claims, resulting from an unusually high amount of settlement revenue in the third quarter of 2007. These decreases were partially offset by increases of $10.7 million and $9.7 million, respectively, in domestic and foreign licensing revenue, excluding the Joint Venture. The increases in domestic and foreign licensing were primarily due to amounts that were previously recorded as deferred revenue until the second quarter of 2008, when most licensees were first permitted to begin selling merchandise relating to Iron Man and The Incredible Hulk, partially offset by a decrease in overages. Full-year 2008 revenues in our Licensing segment will be lower than 2007, primarily due to the decline in licensing associated with Spider-Man 3.
Net sales from the Publishing segment decreased $3.1 million to $92.3 million for the nine-month period ended September 30, 2008, primarily reflecting a decrease in trade paperbacks and comic book sales related to limited-edition comic book series events and a decrease in our custom comic book arrangements. Net sales for the nine-month period ended September 30, 2008 benefited from the second-quarter release of Secret Invasion, a limited-edition comic book series with tie-ins to established comic book series, as well as World War Hulk trade paperbacks. Net sales for the nine-month period ended September 30, 2007 benefited to a greater extent from Civil War trade paperback sales and comic book sales of Dark Tower and The Death of Captain America. Publishing segment net sales decreased as a percentage of consolidated net sales from 25% in 2007 to 20% in 2008, primarily because of film production revenues in 2008 (none in 2007).
Net sales from the Film Production segment were $119.1 million for the nine months ended September 30, 2008, related to the theatrical releases of Iron Man and The Incredible Hulk.
Net sales included in All Other represent our former direct toy manufacturing operations, which we substantially exited during the first quarter of 2008.

Cost of Revenues

	Nine Months ended September 30,
	2008		2007
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$—	N/A	$—	N/A
Publishing	40.8	44%	39.2	41%
Film Production	66.4	56%	—	N/A
All Other	1.0	33%	7.7	57%

Total	$108.2	24%	$46.9	12%

Consolidated cost of revenues increased $61.3 million to $108.2 million for the nine-month period ended September 30, 2008 compared with the nine-month period ended September 30, 2007, primarily reflecting the amortization of film inventory in our Film Production segment. This also caused our consolidated cost of revenues as a percentage of sales to increase to 24% during the nine-month period ended September 30, 2008 compared with 12% for the prior-year period.
Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 41% during the nine-month period ended September 30, 2007 to 44% during the nine-month period ended September 30, 2008. The increase primarily reflects the impact of rising costs of talent and paper.
Film Production segment cost of revenue during the 2008 period consisted of the amortization of film inventory as revenue was generated from the Iron Man and The Incredible Hulk feature films.
Cost of revenues included in All Other primarily consists of our former toy production activities.
Selling, General and Administrative Expenses

	Nine Months ended September 30,
	2008		2007
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$52.4	22%	$58.9	22%
Publishing	17.2	19%	14.9	16%
Film Production	12.6	11%	6.2	N/A
All Other	22.0	N/A	24.6	N/A

Total	$104.2	23%	$104.6	28%

Consolidated selling, general and administrative (“SG&A”) expenses of $104.2 million for the nine-month period ended September 30, 2008 were $0.4 million lower than SG&A expenses in the prior-year period, primarily reflecting decreases in SG&A expenses in the Licensing segment and All Other SG&A expenses, which were partially offset by increases in SG&A expenses in the Film Production and Publishing segments. Consolidated SG&A as a percentage of net sales during the nine months ended September 30, 2008 decreased to 23%, from 28% during the prior-year period, primarily reflecting increased revenue from the Film Production segment, which was partially offset by a decrease in Joint Venture Licensing segment net sales.

Licensing segment SG&A expenses of $52.4 million for the nine months ended September 30, 2008 were $6.5 million less than in the prior-year period. This decrease reflects a $5.2 million decrease in compensation-related expense primarily due to a non-recurring charge during the third quarter of 2007. Also contributing to the decrease is a credit recorded in the 2008 period of $8.3 million to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likenesses in licensed products. These decreases were offset by increases of $2.7 million in foreign sales commissions and $2.3 million in royalties owed to movie studios, both attributable to higher foreign sales. As a percentage of Licensing segment net sales, Licensing segment SG&A remained consistent at 22% during the nine-month periods ended September 30, 2008 and 2007.
Publishing segment SG&A expenses increased $2.3 million during the nine-month period ended September 30, 2008 over the comparable period in 2007, principally reflecting increased consulting costs and employee compensation from increased headcount related to our digital media initiatives.
Film Production SG&A expenses increased $6.4 million from the nine-month period ended September 30, 2007 to the comparable period in 2008 partially due to higher compensation resulting from box office performance bonuses and increased employee compensation expense. SG&A in 2008 also includes a $1.7 million write-off of costs associated with an abandoned script.
SG&A expenses included in All Other for the nine-month period ended September 30, 2008 decreased $2.6 million over the comparable period in 2007, principally reflecting a decline in the SG&A of our former direct toy manufacturing activities, which amounted to $0.6 million in the nine-month period ended September 30, 2008 and $8.2 million in the nine-month period ended September 30, 2007. This $7.6 million decrease was partially offset by a $3.7 million increase in employee compensation expense and a $0.6 million increase in legal fees.
Depreciation and Amortization
Depreciation and amortization expense decreased $3.5 million to $1.2 million in the nine-month period ended September 30, 2008, from $4.7 million in the nine-month period ended September 30, 2007, due to the cessation of our production of toys.
We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.
Other Income
Other Income increased $20.0 million to $22.5 million in the nine-month period ended September 30, 2008, from $2.5 million in the nine-month period ended September 30, 2007. In the 2008 period, we received settlement payments from two interactive licensees in connection with the early termination of their agreements, which resulted in $19.0 million of income, and settlement payments of $2.0 million from a licensee in connection with a contractual violation.

Operating Income

	Nine Months ended September 30,
	2008		2007
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$205.4	86%	$208.0	78%
Publishing	34.3	37%	41.3	43%
Film Production	40.6	34%	(4.5)	N/A
All Other	(19.4)	N/A	(22.0)	N/A

Total	$260.9	58%	$222.8	59%

Consolidated operating income increased $38.1 million to $260.9 million for the nine-month period ended September 30, 2008, primarily reflecting a $52.7 million contribution from the gross profit of the Film Production segment, related to the theatrical releases of Iron Man and The Incredible Hulk and the benefit of $21.0 million of licensing settlement payments. These increases were partially offset by a $30.0 million decrease in net sales from the Licensing segment, which generates the highest margin. The consolidated operating margin as a percentage of net sales was 58% during the nine-month period ended September 30, 2008, which is consistent with 59% in the comparable 2007 period.
Operating income in the Licensing segment decreased $2.6 million, primarily because of the $30.0 million reduction in Licensing segment net sales, partially offset by the $21.0 million in licensing settlement payments. The operating margin in the Licensing segment during the nine-month period ended September 30, 2008 increased to 86%, compared with 78% in the prior-year period. This increase is the result of the $21.0 million of licensing settlement payments. Without the impact of these non-recurring items, the operating margin for the Licensing segment during the nine-month period ended September 30, 2008 would have been 78%, which is consistent with the operating margin in the comparable 2007 period.
Operating income in the Publishing segment decreased $7.0 million, and margins declined from 43% in the nine-month period ended September 30, 2007 to 37% in the 2008 comparable period, reflecting decreases in net sales volume of comic books, trade paperbacks and hardcover books, combined with an increase in operating costs associated with talent costs, paper costs, and the net costs ($1.8 million) related to our digital media initiatives.
For the nine-month period ended September 30, 2008, operating income in the Film Production segment reflects a $52.7 million gross profit contribution from our self-produced films. This was partially offset by $12.6 million in SG&A expenses of the Film Production segment. For the nine-month period ended September 30, 2007, the Film Production operating costs reflect the SG&A costs noted above, and were partially offset by a $2.0 million increase in the fair value of forward contracts for the Canadian dollar entered into during the second quarter of 2007 in connection with our The Incredible Hulk production.
All Other operating costs primarily represent corporate overhead expenses, partially offset by our toy manufacturing operations, which substantially ceased during the first quarter of 2008.

Interest Expense

	Nine Months ended September 30,
	2008	2007
	(dollars in millions)

Interest incurred — film facilities	$19.3	$14.7
Interest incurred — HSBC line of credit	—	0.1

Total Interest Incurred	19.3	14.8
Less: Interest capitalized	(5.1)	(5.0)

Total	$14.2	$9.8

From the nine-month period ended September 30, 2007 to the comparable 2008 period, there was a $4.5 million increase in the amount of interest we incurred as a result of increased outstanding borrowings. We capitalized $0.1 million more interest in the nine-month period ended September 30, 2008 than in the comparable prior-year period, on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions. These activities resulted in a $4.4 million increase to interest expense for the nine-month period ended September 30, 2008, compared with the comparable prior-year period. Because these productions were completed during the second quarter of 2008, interest expense will continue to be in excess of the prior-year period for the remainder of 2008, as interest on borrowings for completed films is expensed as incurred.
Interest Income
Interest income reflects amounts earned on cash equivalents and short-term investments. Interest income increased $0.8 million to $2.8 million in the nine-month period ended September 30, 2008 as compared to the comparable period in 2007, due to higher average cash and investment balances partially offset by a decrease in interest rates.
Gain on Repurchase of Debt
During the nine-month period ended September 30, 2008, we repurchased all $60.0 million of our mezzanine debt related to the film facility for $58.1 million, which resulted in a net gain of $1.9 million.
Income Taxes
Our effective tax rate for the nine-month period ended September 30, 2008 (37.6%) was higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit, explained below, associated with the minority share of the Joint Venture. Our effective tax rate for the nine-month period ended September 30, 2007 (37.0%) was higher than the statutory rate due primarily to state and local taxes partially offset by the benefit associated with the minority share of the Joint Venture.
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
Minority Interest
Minority interest related to the Joint Venture amounted to $14.4 million in the nine-month period ended September 30, 2008 and $23.2 million in the comparable period of 2007. This $8.8 million decrease reflects decreased operations in the 2008 period from licensing associated with Spider-Man 3, which was released in May 2007.

Earnings per Share
Diluted earnings per share increased to $1.81 in the nine-month period ended September 30, 2008 from $1.34 in the comparable 2007 period reflecting a 27% increase in net income and a 6% reduction in the weighted average number of shares outstanding due to the effect of restricted stock vesting and treasury share repurchases. We repurchased 0.4 million shares between October 1, 2007 and September 30, 2008.
Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facilities and the HSBC line of credit, described below. We anticipate that our primary uses for liquidity will be to conduct our business, including an obligation assumed in the third quarter of 2008 to fund 33% of the budget of each of our self-produced films, and to repurchase our common stock.
Net cash provided by operating activities increased $155.9 million to $172.2 million during the nine months ended September 30, 2008, compared to $16.3 million during the comparable prior-year period. The increase is principally the result of a $137.7 million reduction in film expenditures over the comparable prior-year period. Our film-production expenditures, including expenditures funded by draw-downs from our film facilities, appear on our condensed consolidated statements of cash flows as cash used in operating activities. Those draw-downs appear on our condensed consolidated statements of cash flows as cash provided by financing activities.
Our working capital deficiency increased $35.1 million from $108.5 million at December 31, 2007 to $143.6 million at September 30, 2008, primarily reflecting an increase of $116.4 million in short-term borrowings to fund long-term film inventory related to the Iron Man and The Incredible Hulk films. Short-term borrowings principally represent the amount of the credit facility (described below) that we estimate to be repaid over the twelve-month period beginning on October 1, 2008. Our current income tax obligations also increased by $35.4 million. These increases in current liabilities were offset by a $94.4 million increase in cash and investments (including restricted cash).
Net cash flows provided by investing activities for the nine month period ended September 30, 2008 reflect the sale of short-term investments, the proceeds of which are now held as cash equivalents. Net cash flows used in investing activities for the nine-month period ended September 30, 2007 reflect the purchase of short-term investments using our excess cash.
Net cash used in financing activities during the nine-month period ended September 30, 2008 reflects repayments of our film facility borrowings, including our repurchase of all $60.0 million of long-term mezzanine debt for $58.1 million, partially offset by borrowings used for our film production activities during that period. In addition, we repurchased 0.4 million shares of our common stock at a cost of $9.9 million. During the nine-month period ended September 30, 2007, we repurchased 8.5 million shares of our common stock at a cost of $212.0 million. Repurchases were financed through cash generated from operations. At September 30, 2008, the remaining amount authorized and available for stock repurchases was $128.2 million.
MVL Film Finance LLC maintains a $525 million credit facility for the purpose of producing theatrical motion pictures based on our characters. The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt an investment grade rating. In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt. In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt. The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac. As noted above, during the 2008 period, we repurchased all of the mezzanine debt.
On June 5, 2008, Ambac’s rating was downgraded by S&P from AAA to AA. The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity. These increases are reflected in the rates noted below. Any further downgrades of Ambac’s rating, such as the one by Moody’s on November 5, 2008 (to Baa1), do not affect our rate of interest or fees under the film facility.

The interest rate for outstanding senior bank debt is currently LIBOR (4.05% at September 30, 2008) or the commercial paper rate, as applicable, plus 2.935% in either case. At November 6, 2008, LIBOR was 2.39%.
The film facility also requires us to pay a fee on any senior bank debt capacity that we are not using. This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.
If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%. In addition, if we become more leveraged, without considering the film facility, the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%. In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in interest rates described above. We do not believe the actual or potential impact from these increases to be material.
For our first two films, we generated pre-sale proceeds in the form of minimum guarantees owed to us by distributors who bought the right to distribute our self-produced films in the territories of Japan, Germany, France, Spain, Australia and New Zealand (the “Reserved Territories”). As contemplated by the film facility, we used Iron Man‘s and The Incredible Hulk‘s pre-sale proceeds toward funding the production of those films. Most of the payments from our foreign distributors, however, were not due to us until after delivery of the completed films. In 2007, therefore, we entered into two $32.0 million credit facilities: one to fund our production of Iron Man and one to fund our production of The Incredible Hulk. Each facility was to be repaid with our Reserved Territory pre-sale proceeds for the respective film. During the second quarter of 2008, we repaid the Iron Man facility in full and we repaid $22.8 million of the Hulk facility. We repaid the remainder of the Hulk facility in July 2008.
Under the film facility, we must maintain a minimum tangible net worth and comply with various administrative covenants. We have maintained compliance with those provisions of the film facility since its inception.
In the third quarter of 2008, in connection with our new distribution agreement with Paramount Pictures Corporation and Viacom Overseas Holdings C.V. (collectively, “Paramount”), we amended the film facility to remove the requirement that we pre-sell the rights to distribute our films in the Reserved Territories. Distribution in the Reserved Territories will instead be handled by Paramount. The amendment to the film facility requires us to fund 33% of the budget of each film distributed under the new Paramount agreement. The film facility will provide the remaining 67% of the budget (reduced by the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing). After deduction of Paramount’s distribution fees and expenses in the Reserved Territories, we will be entitled to recoup our 33% contribution from all film proceeds in the Reserved Territories. Our recoupment will be crossed among all films distributed under the new distribution agreement with Paramount and among all Reserved Territories. After recoupment of our 33% contribution, all additional film proceeds in the Reserved Territories will be used to pay down borrowings under the film facility. The film facility continues to require that, in order to receive an initial funding for our fifth film and each film thereafter, we obtain 33% of the cumulative budget of our films in the form of pre-sales of distribution rights in the Reserved Territories, together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing (the “Pre-Sale Test”) and satisfy an interim asset test. Our 33% contribution, which will begin with our third film, will count towards the Pre-Sale Test. The pre-sales (and government rebates, tax incentives, etc.) for our first two films, Iron Man and The Incredible Hulk, were approximately $17 million less, in the aggregate, than the 33% that will be required under the Pre-Sale Test. Because we will now fund 33% of the budget of each of our films, when the Pre-Sale test is first applied (that is, when we request an initial funding of our fifth film), the shortfall under the Pre-Sale test will be $17 million reduced by the proceeds of any government rebate, subsidy, tax incentive or co-financing received in respect of our third and fourth films. We may elect to make up any shortfall with our own funds.

If one of the banks in our film facility’s lending consortium were to default in making a required funding and if we were unable to arrange for a replacement bank, the amount available to us under the film facility would drop by the amount of the defaulting bank’s commitment and our film productions could be disrupted as a result.
We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit. The HSBC Line of Credit expires on March 31, 2010. Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock. The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization. The facility contains covenants regarding our net income, leverage ratio and free cash flow. The HSBC Line of Credit is secured by a first priority perfected lien in (a) our accounts receivable, (b) our rights under our license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our choice, at LIBOR plus 1.25% per annum. As of September 30, 2008, we had no borrowings outstanding under the HSBC Line of Credit.
We are in compliance with all of our covenants associated with the above debt arrangements.
Our capital expenditures for the nine-month periods ended September 30, 2008 and 2007 were $0.4 million and $1.9 million, respectively. We do not expect to have significant capital expenditures through the end of 2008.
On September 23, 2008, we entered into a non-cancellable operating lease for the rental of sound stages where we intend to film our next four self-produced films, and for Marvel Studios’ new production and corporate office space, located in Manhattan Beach, California. The lease has various commencement dates between October 2008 and January 2009 and has an initial term of three years, with four successive one-year extension options. We anticipate making aggregate rental payments under this lease of approximately $14 million over the three-year period beginning January 1, 2009.
We believe that our cash and cash equivalents, cash flows from operations, the film facilities, and the HSBC line of credit will be sufficient for us to conduct our business, including the funding of 33% of the budget of each of our self-produced films, and to make repurchases, if any, under our current stock repurchase program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we hold cash denominated in various currencies, which subjects us to currency rate fluctuation risk. Most of our international licenses are denominated in U.S. dollars, which insulates us from currency rate fluctuation risk where the minimum payments under the license are concerned. Any overages under those licenses, however, are affected by currency fluctuations: the overages are worth less to us if the local currency weakens against the dollar and vice versa. Further, our international licenses that are denominated in foreign currencies subject us to currency rate fluctuation risk with respect to both minimum payments and overages. Management believes that the impact of currency rate fluctuations do not represent a significant risk in the context of our current international operations.
In connection with our film facility, to mitigate our exposure to rising interest rates based on LIBOR, we entered into an interest rate cap to cover a majority of the notional amount of anticipated borrowings under this facility. We do not generally enter into any other types of derivative financial instruments in the normal course of business to mitigate our interest rate risk, nor are such instruments used for speculative purposes. In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in our film facility interest rates because of downgrades by S&P or Moody’s, as described above in Item 2: Liquidity. We do not believe the impact of these actual or potential increases to be material.

The current volatility and disruption to the capital and credit markets are causing contraction in the availability of business and consumer credit and seem likely to lead to a global recession. This current decrease and any future decrease in economic activity in the United States or other regions in the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. These economic conditions could reduce the performance of our theatrical and home entertainment releases and the ability of licensees to produce and sell our licensed consumer products, thereby reducing our revenues and earnings, and could cause our licensees to be unable or to refuse to make required payments to us under their license agreements.
Additional information relating to our outstanding financial instruments is included in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 except that the current disruption in international financial markets may present the risk, mentioned in Part I, Item 2 above, that one or more of the banks in our film facility’s lending consortium would default in making a required funding, in which case, if we were unable to arrange for a replacement bank, the amount available to us under the film facility would drop by the amount of the defaulting bank’s commitment and our film productions could be disrupted as a result.
In connection with the risk factor describing our exposure to a union strike, it should be noted that, as of early November 2008, a strike by Hollywood actors was still reported as a possibility in light of the Screen Actors Guild and the Alliance of Motion Picture and Television Producers not yet having reached a successor agreement to their TV/theatrical agreement that expired on June 30, 2008. If that strike were to occur, it could cause a significant disruption to our film-production activities, and could hurt our associated licensing programs.
It should also be noted, in connection with the risks we face through exposure to financial difficulties of our licensees and our risk of changing consumer preferences, that the current volatility and disruption to the capital and credit markets are causing contraction in the availability of business and consumer credit and seem likely to lead to a global recession. This current decrease and any future decrease in economic activity in the United States or other regions in the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. These economic conditions could reduce the performance of our theatrical and home entertainment releases and the ability of licensees to produce and sell our licensed consumer products, thereby reducing our revenues and earnings, and could cause our licensees to be unable or to refuse to make required payments to us under their license agreements.
ITEM 5. OTHER INFORMATION
In September 2008, we signed a lease (the “Manhattan Beach Studios Lease”) with an affiliate of The Carlyle Group for the sound stages where we intend to film our next four self-produced films, and for Marvel Studios’ new corporate and production offices, all at Carlyle’s Raleigh Studios facility in Manhattan Beach, California. The lease also provides that we will use, at discounted rates, equipment provided by Carlyle’s equipment provider in shooting the films we make at the Raleigh Studios facility. The Manhattan Beach Studios Lease was entered into on September 23, 2008 by our subsidiary MVL Productions LLC, as tenant, and CRP MB Studios, L.L.C., a Delaware limited liability company, as landlord. The lease has an initial term of three years, with four successive one-year extension options. Aggregate rental payments under the lease are expected to be approximately $14 million over the three-year period beginning January 1, 2009. The lease includes five sound stages totaling 95,000 square feet plus 47,000 square feet of related production offices and 14,000 square feet of corporate office space.
The above description of the terms of the Manhattan Beach Studios Lease is qualified in its entirety by reference to the full text of the Manhattan Beach Studios Lease, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Lease, dated as of September 22, 2008, between MVL Productions LLC, as tenant, and CRP MB Studios, L.L.C., as landlord.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Kenneth P. West Kenneth P. West Chief Financial Officer (duly authorized officer and principal financial officer)
Dated: November 6, 2008