Form 10-K
period 2008-12-31
Marvel Entertainment, Inc.
filed 2009-02-27
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1.588 billion based on a price of $32.14 per share, the closing sales price for the Registrant’s common stock as reported in the New York Stock Exchange Composite Transaction Tape on that date.
As of February 24, 2009, there were 78,800,177 outstanding shares of the Registrant’s common stock, including 674,680 shares of restricted stock.
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
General
Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters. Our library of characters is one of the oldest and most recognizable collections of characters in the entertainment industry, and includes Spider-Man, Iron Man, The Incredible Hulk, Captain America, Thor, The Avengers, Ghost Rider, The Fantastic Four, X-Men (including Wolverine), Blade, Daredevil, The Punisher, Namor the Sub-Mariner, Nick Fury, Silver Surfer and Ant-Man.
We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production.
The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the “Film Facility”) to fund the production of our films. This expansion resulted in the creation of a new segment, the Film Production segment, during 2006. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were, and still are, included in the Licensing segment. The operations of developing and producing our own theatrical releases are reported in our Film Production segment.
We are party to a joint venture with Sony Pictures Entertainment Inc., called Spider-Man Merchandising L.P. (the “Joint Venture”), for pursuing licensing opportunities, relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony. The Joint Venture is consolidated in our financial statements as a result of our having control of all significant decisions relating to the ordinary course of business of the Joint Venture and our receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.
Our Licensing, Publishing and Film Production segments are described below. For further information about our segments, see Note 11 to our consolidated financial statements.
Licensing
Our Licensing segment, which includes the operations of the Joint Venture, licenses our characters for use in a wide variety of products and media, the most significant of which are described below. In addition, as part of our efforts to build demand for our licensed consumer products, the Licensing segment has begun producing animated television programming featuring Marvel characters. The animated programming is expected to begin airing in 2009. By controlling the content and distribution of the animation, we hope to increase our consumer products licensing activities more than is possible through animation whose content and distribution is under the control of our animation licensees.
Consumer Products
We license our characters for use in a wide variety of consumer products, including toys, apparel, interactive games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.

Studio Licensing
Feature Films. We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters. We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men (including Wolverine), Daredevil/Elektra, Ghost Rider, Namor the Sub-Mariner and The Punisher. Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue. We intend to self-produce, rather than license, all future films based on our characters that have not been licensed to third parties.
Television Programs. We license our characters for use in television programs. Several television shows based on our characters are in various stages of development, including animated programming based on Iron Man, X-Men (including Wolverine), the Incredible Hulk and Black Panther. Since January 2009, the new animated series “Wolverine and the X-Men” has been airing on Nicktoons Network.
Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. To date, six titles have been produced and distributed under this arrangement.
Destination-Based Entertainment
We license our characters for use at theme parks, shopping malls and special events. For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. We have also licensed our characters for the development of theme parks in Dubai and in South Korea.
Promotions
We license our characters for use in short-term promotions of other companies’ products and services.
Publications
Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of coloring and activity books.
Publishing
The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 Marvel Characters. Our titles include Spider-Man, X-Men, Fantastic Four, Iron Man, the Incredible Hulk, Captain America, the Avengers, and Thor. In addition to revenues from the sale of comic books and trade paperbacks, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics and digital media activities.

Our digital media activities have had a small but growing impact on our Publishing segment revenues, mostly through online advertising and comic subscription sales. Our website, www.marvel.com, has also proven to be an effective means to market various Marvel products and events. In 2007, we launched a digital comic subscription service and we currently have over 5,000 previously published Marvel comic books available for viewing online in a proprietary viewer. We have added more content to our website, including videos, casual games, news and character biographies. In early 2008, we launched a separate website, www.marvelkids.com, featuring Marvel characters and content for children aged 6-11. During 2008, we expanded our distribution of digital media content through arrangements with third-party websites such as YouTube and iTunes. We expect continued growth and diversification in Marvel Online revenues as we continue to increase our online presence. We are planning on further development in the digital space in 2009 with a broader offering in casual games, video and digital comics as well as further expansion of our distribution arrangements through third-party websites.
The Publishing segment’s approach to our characters is to present a contemporary drama suggestive of real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract new and retain old readers in each succeeding generation. Our characters exist in the “Marvel Universe,” a fictitious universe that provides a unifying historical and contextual background for the characters and storylines. The “Marvel Universe” concept permits us to use the popularity of our better-known characters to more fully develop existing but lesser-known characters. In this manner, formerly lesser-known characters such as Ghost Rider, Black Panther and Wolverine have been developed and are now popular characters in their own right and are featured in their own comic books. The “Marvel Universe” concept also allows us to use our more popular characters to make “guest appearances” in the comic books of lesser-known characters to attempt to increase the circulation of a particular issue or series.
Customers, Marketing and Distribution
Our comic book and trade paperback publications are distributed through three channels: (i) to comic book specialty stores on a non-returnable basis (the “direct market”), (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the “mass market”) and (iii) on a subscription sales basis.
In 2008, the Publishing segment continued to be the domestic comic industry leader, with 41% of the dollar share and 46% of the unit share of the direct market channel. Approximately 69% of the Publishing segment’s net sales in 2008 were derived from sales to the direct market. We distribute our publications to the direct market through Diamond Comic Distributors, Inc., an unaffiliated entity. We print periodicals to order for the direct market, thus minimizing the cost of printing and marketing excess inventory.
For the year ended December 31, 2008, approximately 17% of the Publishing segment’s net sales were derived from sales to the mass market.
In addition to revenues from the sale of comic books and trade paperbacks to the direct market and the mass market, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics and digital media. For the year ended December 31, 2008, approximately, 14% of the Publishing segment’s net sales were derived from these sources. In most of our comic publications, three cover pages and ten interior pages are allocated for advertising. We permit advertisers to advertise in a broad range of our comic book publications or to advertise in specific groups of titles whose readership’s age is suited to the advertiser.
Film Production
Until we began producing our own films, our growth strategy was to increase exposure of our characters by licensing them to third parties for development as movies and television shows. The increased exposure creates revenue opportunities for us through increased sales of toys and other licensed merchandise. Our self-produced movies, the first two of which were released in 2008, represent an expansion of that strategy that also increases our level of control in developing and launching character brands. Our self-produced movies also offer us an opportunity to participate in the films’ financial performance to a greater extent than we could as a licensor.

As a film development company, MVL Productions LLC, a wholly-owned consolidated subsidiary of ours, engages in a broad range of pre-production services. Those services include developing film concepts and screenplays, preparing budgets and production schedules, obtaining production insurance and completion bonds and forming special-purpose, bankruptcy-remote subsidiaries to produce each film as a work-made-for-hire for MVL Film Finance LLC. MVL Productions LLC has also entered into a studio distribution agreement with Paramount Pictures Corporation and, solely with respect to The Incredible Hulk theatrical release, with Universal Pictures, a division of Universal City Studios, LLP.
MVL Productions LLC’s studio distribution agreement with Paramount requires Paramount to distribute five of our future films and to provide advertising and marketing efforts for each film. Included in Paramount’s distribution rights are exclusive theatrical and non-theatrical (e.g., exhibition on airplanes, schools and military installations), home video, pay television and international television distribution rights. Excluded are all distribution rights with respect to free television distribution in the United States and Canada. As compensation for its services under the studio distribution agreement, after remitting to us 5% of the film’s gross receipts (that is, the producer fee payable to Marvel), Paramount is permitted to recoup its distribution costs and expenses (including print and advertising costs and payments of residuals and participation costs owed to talent) for each film from the gross receipts of each film and to receive its distribution fee before we receive our share of gross receipts.
Paramount distributes Iron Man and Universal Studios distributes The Incredible Hulk on terms similar to those described above, except that the Reserved Territories, as defined below, are excluded.
Our Film Production segment includes our self-produced feature films. Those films are financed primarily with our $525 million film facility, which is described below. The first two films produced by the Film Production segment were Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008. We are currently developing four films for release in 2010 and 2011: Iron Man 2, Thor, The First Avenger: Captain America and The Avengers. The scheduled release dates of those films are, respectively, May 7, 2010, July 16, 2010, May 6, 2011 and July 15, 2011.
The film facility enables us to independently finance the development and production costs of up to ten feature films, including films that may feature the following Marvel characters, whose theatrical film rights are pledged as collateral to secure the film facility:
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
We are currently developing a movie based on the character Thor and expect to obtain the consent of the film facility lenders to finance and produce that film through the film facility, in which case we will pledge the theatrical film rights to Thor and various related characters as additional collateral to secure the film facility.

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
We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility. If the film’s initial funding conditions are met under the film facility, we are able to borrow up to 67% of our budgeted production costs including an amount equal to our incremental overhead expenses related to that film, but not exceeding 2% of the film’s budget. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility. Beginning with our third film, upon meeting the film’s initial funding conditions, we will be responsible to immediately fund 33% of that film’s budget using our own funds.
In connection with the film facility, we have formed the following wholly-owned subsidiaries: Assembled Productions LLC, MVL Rights LLC, MVL Productions LLC, Incredible Productions LLC, Iron Works Productions LLC, Iron Works Productions II LLC, MVL Iron Works Productions Canada, Inc., Vita-Ray Productions LLC, MVL Incredible Productions Canada, Inc. and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets of MVL Film Finance LLC have been pledged as collateral to secure our film facility debt. The assets of the other Film Slate Subsidiaries, other than MVL Productions LLC, are not available to satisfy debts or other obligations of any of our other subsidiaries or any other persons.
Terms of the Film Facility
Financing Available; Rate of Interest; Borrowings Outstanding
MVL Film Finance LLC maintains a $525 million credit facility for producing theatrical motion pictures based on our characters. MVL Film Finance LLC’s ability to borrow under the film facility expires on September 1, 2012. The film facility expires on September 1, 2016, subject to extension by up to ten months under certain circumstances. The expiration date and final date for borrowings under the film facility occur sooner if the films produced under the facility fail to meet certain defined performance measures. The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt and, as discussed below, was repurchased by us. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt investment grade ratings. In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt. In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt, but in no event less than $3.4 million per year. The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac (assuming the minimum has been reached). During the second and third quarters of 2008, our wholly-owned subsidiary, MVL International C.V., repurchased all $60 million of the mezzanine debt for $58.1 million. The mezzanine debt remains outstanding and MVL International C.V. receives the interest payments made by MVL Film Finance LLC with respect to this debt. The interest expense and interest income related to the mezzanine debt are therefore eliminated in our consolidated results and our consolidated financial position does not include the mezzanine debt.
All future interest payable under the film facility must now be paid from the films’ net collections, rather than from any of our other sources of cash. Effective December 31, 2008, the film facility requires us to maintain a liquidity reserve of $25 million, included in restricted cash, to cover future interest payments in the event that the films’ net collections are not sufficient to make these payments. If we do not release a film in 2010, 2011 and 2012 or our sixth film under the facility by August 26, 2012, the liquidity reserve requirement will be increased to $45 million.
The film facility also requires us to maintain an interest reserve equal to the subsequent quarter’s estimated interest. As of December 31, 2008, this reserve was $6.4 million, and is included in restricted cash.

The interest rate for outstanding senior bank debt is LIBOR (1.43% at December 31, 2008) or the commercial paper rate, as applicable, plus 2.935%. The LIBOR rate on our outstanding senior bank debt resets to the quoted LIBOR rate two business days preceding the commencement of each calendar quarter. The commercial paper rate resets periodically depending on how often our lenders issue commercial paper to fund their portion of our outstanding debt. The weighted average interest rate of our senior bank debt was 5.78% at December 31, 2008. The interest rate for the mezzanine debt is LIBOR plus 7.0%. As noted above, we have repurchased the mezzanine debt and, accordingly, interest expense, from the dates of repurchase, related to the mezzanine debt is no longer reflected in our consolidated operating results.
The film facility requires us to pay a fee on any senior bank debt capacity that we are not using. This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.
In June 2008, Ambac’s rating was downgraded by S&P from AAA to AA. The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity. These increases are reflected in the rates noted above. Any further downgrades of Ambac’s rating, such as the one by Moody’s on November 5, 2008 (to Baa1), do not affect our rate of interest or fees under the film facility.
If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%. In addition, if the ratio of our indebtedness, excluding the film facility, to our total capital, defined as our consolidated equity plus indebtedness excluding film facility indebtedness, were to exceed 0.4 to 1.0, then the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%. In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in interest rates described above. We do not believe the actual or potential impact from these rate increases to be material.
Proceeds derived from our films must be used to pay amounts due under the film facility. Although the principal under our film facility is not due until September 1, 2016 at the earliest, interest and facility fees are due on a quarterly basis. The excess funds remaining after payment of all amounts due under the film facility are deposited into a “borrower-blocked” account. Amounts in the borrower-blocked account are applied to fund required reserves (discussed above) and pay amounts that become due under the film facility (such as interest and Ambac fees). If the reserves are fully funded and all amounts due have been paid, additional amounts may, at Marvel’s discretion, be retained in the borrower-blocked account, used to fund future production costs or used to repay film facility debt. Upon our completion of three films, amounts in the borrower blocked account may also, at our discretion, be distributed to us on an unrestricted basis, provided that these funds exceed certain thresholds.
During the year ended December 31, 2008, in addition to the repurchase of the mezzanine debt, we funded the required reserves described above and repaid $62.8 million of film facility debt, using a combination of net collections from our films and our own funds.
The film facility requires the maintenance of a minimum tangible net worth, a prospective cash coverage test, an historical cash coverage test and an asset coverage ratio, each measured quarterly, and compliance with various administrative covenants. We have maintained compliance with all required provisions of the film facility since its inception.
We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for debt outstanding under the film facility up to certain stipulated notional amounts, which vary over the term of the film facility. The notional amount of debt associated with the interest rate cap agreement at December 31, 2008 was $300 million. The interest rate cap is recorded at its fair value of $0.1 million at December 31, 2008 and is included in other assets in the accompanying consolidated balance sheets. Fair value of the interest rate cap at December 31, 2007 was $1.1 million. Gains and losses from changes in the fair value of the interest rate cap are recorded within Other Income in the accompanying consolidated statements of net income. The interest rate cap expires on October 15, 2014.

As of December 31, 2008, MVL Film Finance LLC had $213.0 million in outstanding senior bank debt under the film facility. Of these borrowings, $204.8 million are classified as current in the accompanying consolidated balance sheets, which represents the amount we estimate to be repaid over the twelve-month period beginning on January 1, 2009. Borrowings have been used to fund direct production costs of our Iron Man and The Incredible Hulk feature films, to fund the interest payments and liquidity reserve of the film facility, to fund the finance transaction costs related to the closing of the facility and to purchase the interest rate cap. We repaid $127.6 million of our film facility debt in early 2009, using a combination of net collections from Iron Man and our own funds. We expect to borrow approximately $150 million under our film facility during 2009.
Limitations on Recourse under Film Facility
The borrowings under the film facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC. In other words, only MVL Film Finance LLC, and not our other affiliated companies, will be responsible for paying back amounts borrowed under the film facility. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the film facility and the rights to completed films or films in production, as collateral for the borrowings. While the borrowings are non-recourse to us, we have agreed to instruct our subsidiaries involved in the film facility to maintain operational covenants. If those covenants are not maintained, we may be liable for any actual damages caused by the failure, although our liability would be subject to limitations, including the exclusion of consequential damages.
Use of Funds
Funds under the film facility may be used for the production of up to ten films featuring characters included in the film facility. Funds may be used to produce more than one film based on a single character or character family, so even if ten films are produced using the funds from the film facility, not all characters and character families included in the facility will necessarily be the subject of a film financed under the facility.
Initial Funding Conditions
For any film included in the film facility, an initial funding may be made only if certain conditions are met. The conditions include obtaining a satisfactory completion bond and production insurance for the film, and compliance with representations, warranties and covenants. To obtain a completion bond, we will need to have in place the main operational pieces to producing a film, including approved production, cash flow and delivery schedules, an approved budget, an approved screenplay and the key members of the production crew, including the director. As a condition to the initial funding of the fifth film to be produced under the film facility and each film thereafter, we will have to satisfy an interim asset test, which is the asset coverage ratio, discussed above, calculated at the time of this initial funding request. Until recently, we would also have been required, before the fifth film’s funding, either to obtain a cumulative, minimum budget percentage (33%) from our pre-sales of film distribution rights in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”), together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing, or to fund that budget percentage with our own cash (the “Pre-Sales Test”). The Pre-Sale Test has now been effectively subsumed by other terms of the film facility, as explained below. Future distribution in the Reserved Territories will be handled by Paramount, with limited exceptions.
The film facility requires us to fund 33% of the budget of each film distributed under the distribution agreement with Paramount that we entered into in the third quarter of 2008. The film facility will provide up to 67% of the budget (reduced by the proceeds of any co-financing). After deduction of Paramount’s distribution fees and expenses in the Reserved Territories, we will be entitled to recoup our 33% contribution from all film proceeds from the Reserved Territories. Our recoupment will be crossed among all films distributed under the distribution agreement with Paramount and among all Reserved Territories. After recoupment of our 33% contribution, all additional film proceeds from the Reserved Territories will be used to pay down borrowings under the film facility.

In January 2009, we repaid $16.3 of film facility borrowings with our own cash. That payment, combined with the pre-sales of distribution rights in the Reserved Territories and other co-financing proceeds for Iron Man and The Incredible Hulk, equals 33% of those films’ budgets. Because of the requirement that we fund 33% of future films, we therefore expect to be in compliance, without any further action on our part, with the Pre-Sale Test when it is first applied (upon funding of the fifth film) and at all relevant times thereafter.
Unrestricted Proceeds of the Film Facility
In connection with each film released under the film facility, we are entitled to retain a producer fee of five percent of any gross receipts and of any amounts received in connection with the sale of the Reserved Territories or other co-financing sources. We will also retain, after the payment of miscellaneous third party agency fees and participations, all film-related merchandising revenues, such as revenues from toy sales and product licensing based on the movies. These merchandising revenues and the producer fee are neither pledged as collateral nor subject to cash restrictions under the film facility. We have agreed, however, to make available to the film facility the proceeds of our producer fee on Iron Man 2, which are available to reimburse the film facility for amounts expended by the facility on Iron Man 2 in excess of the maximum budget cap under the facility.
Restricted Proceeds of the Film Facility
MVL Film Finance LLC will receive and retain funds from revenue streams such as our share of box office receipts, home video sales and television. Any sums remaining after payments of residuals and participations to talent, distribution fees and expenses (including marketing costs), interest expense and production costs will be placed into a blocked account maintained by MVL Film Finance LLC. Sums in that account may be used only for the production of films and repayment of indebtedness under the film facility. After the release of the third film, funds may be withdrawn from the blocked account for our general corporate purposes if we have met conditions including compliance with financial coverage tests and a minimum balance requirement. After three films, funds may be withdrawn for general purposes only if the balance in the blocked account is at least $350 million. For each film thereafter until film nine, the balance requirement is reduced by $50 million.
Ability to Refinance or Discontinue Film Facility
The film facility allows MVL Film Finance LLC to either refinance or simply discontinue the financing at any time without penalty by prepaying all outstanding indebtedness.
Former Toy Segment
We no longer have a Toy segment. During early 2008, we completed our exit from toy manufacturing activities. We also completed a change in the focus of the support that we provide to Hasbro, Inc., which resulted in changes to our internal organizational structure and staff reductions. These events altered our internal reporting of segment performance, with the result that we are including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe to third parties, such as movie studios, on our Hasbro revenue) within our Licensing segment. Those revenues and expenses were formerly included in our Toy segment. Our remaining activities related to our terminated toy manufacturing business are included with Corporate overhead in “All Other”. We have reclassified prior-period segment information to conform to the current-year presentation.

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
The Publishing segment competes with numerous publishers in the United States. Some of the Publishing segment’s competitors, such as DC Comics, are part of integrated entertainment companies and have greater financial and other resources than we do. The Publishing segment also faces competition from other entertainment media, such as movies and television.
The Film Production segment competes with other film producers, including major studios such as Twentieth Century Fox and Sony Pictures (which also produce films licensed by our Licensing segment). Many of these producers are part of integrated entertainment companies and have greater financial and other resources than we do. Paramount and Universal (with respect solely to The Incredible Hulk), who have agreed to distribute the Film Production segment’s films, are also competitors of the Film Production segment in their capacity as film producers.
Employees
As of December 31, 2008, Marvel employed approximately 300 people. We also contract for creative work on an as-needed basis with over 700 active freelance writers and artists. Our employees are not subject to any collective bargaining agreements. In addition, we utilize the services of personnel employed by payroll services companies on a project-by-project basis in connection with our film production activities. We believe that our relationship with our employees is good.

Financial Information about Geographic Areas
The following table sets forth revenues from external customers by geographic area:
Revenue by Geographic Area
(in millions)

	2008		2007		2006
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing (1)	$170.3	$122.5	$217.0	$126.6	$88.3	$44.1
Publishing	111.7	13.7	113.4	12.3	96.7	11.8
Film Production	157.9	96.7	—	—	—	—
All Other (2)	2.6	0.8	14.6	1.9	77.8	33.1

Total	$442.5	$233.7	$345.0	$140.8	$262.8	$89.0

(1)	Includes U.S. revenue derived from the Joint Venture of $20.8 million, $70.8 million and $3.4 million for 2008, 2007, and 2006, respectively. Includes foreign revenue derived from the Joint Venture of $36.5 million, $51.2 million and $0.7 million for 2008, 2007, and 2006, respectively.

(2)	Represents toy sales, associated with our toy manufacturing operations, which ceased during early 2008.
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
Certification with the New York Stock Exchange
On May 30, 2008, our chief executive officer filed, with the New York Stock Exchange, the CEO certification regarding our compliance with the exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.

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
Risk Factors
Exposure to economic downturn. Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. There is evidence that this is affecting demand for some of our products and our licensees’ products, and a continued decline in economic activity could adversely affect demand for any of our businesses, thus reducing our revenue. A sustained decline in economic conditions could negatively impact the performance of our theatrical and home entertainment releases, the royalties we receive on sales of licensed consumer products and the sales of our trade paperbacks, comic books and advertising. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us, which could also harm our business.
Exposure to tightening of credit markets. U.S. and global credit markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. If these conditions continue or worsen, our costs of borrowing may increase, our existing corporate and/or film facility lenders might violate their commitments to lend, and we might be unable to obtain other financing. Our licensees and publishing retailers may also have increased cost of borrowings and more difficulties in obtaining financing for their operations. Our $100 million corporate line of credit is scheduled to expire on March 31, 2010. While we expect to be able to extend this line of credit, and have used it only on occasion, our inability to extend or replace this line of credit could harm our business.
Dependence on a single distributor to the direct market. Sales of our publications to the direct market represent most of our Publishing segment’s net sales. We distribute our publications to the direct market solely through Diamond Comic Distributors, Inc. Diamond handles the vast majority of all publishers’ direct market distribution. If Diamond were to fail to perform under our distribution agreement or if it were to experience financial difficulties, our distribution to the direct market could be severely disrupted and we might be unable to find an adequate replacement distributor.
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

Changing consumer preferences. Our products (and those of our licensees) are subject to changing consumer preferences. In particular, products based on feature films are, in general, successfully marketed for only a limited period of time following the film’s release. Existing product lines might not retain their current popularity or new products developed by us or our licensees might not meet with the same success as current products. Our licensees and we might not accurately anticipate future trends or be able to successfully develop, produce and market products to take advantage of market opportunities presented by those trends. Part of our strategy (and the strategy of many of our licensees) is to make products based on the anticipated success of feature film releases and TV broadcasts. If these releases and broadcasts are not successful, these products may not be sold profitably or even at all. In addition, demand for Marvel-branded merchandise could decrease in the event of safety problems in products produced and sold by our licensees.
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
Concentration of toy licensing in one licensee. Most of our toy licensing revenue is generated under a license with Hasbro. Disruption to our relationship with Hasbro or financial difficulties of Hasbro could adversely affect our licensing revenues. In addition, the retail toy business is highly concentrated, and an adverse change in the relationship between Hasbro and one or more of its major customers could have a material adverse effect on us. The bankruptcy or other lack of success of one or more significant toy retailers could materially decrease our earnings under the Hasbro license. The current economic turmoil increases the likelihood of those retailers’ suffering financial difficulties.
Uncertainties in the film production business. We have only recently entered into the film-production business, with the release in 2008 of our first two self-produced films. We have to make significant up-front investments in film development costs and will not be able to borrow those amounts from the film facility if for some reason the film in development does not meet the lenders’ conditions for funding. If the lenders’ conditions are met, repayment of their loan will depend on the films’ financial success and, with respect to all of our future self-produced films, we will be responsible for funding 33% of the budget ourselves. Should proceeds from the films be insufficient to repay the loan, we could lose the film rights to some important Marvel characters. In addition, our accompanying consolidated statements of net income (also known as our “income statement” or “profit and loss statement”) will reflect any losses suffered by the film facility even if we do not have to fund those losses, and as a result, the volatility of our consolidated financial results could increase. Among the factors that might cause the developments described above, or other material adverse developments concerning our film-production operations, are the following:
•	We might be unable to attract and retain creative talent. The success of our film-production activities depends to a degree on our ability to hire, retain and motivate top creative talent. Making movies is an activity that requires the services of individuals, such as actors, directors and producers, who have unusual creative talents. Individuals with those talents may be more difficult to identify, hire and retain than are individuals with general business management skills. We have to hire and retain creative talent to assist us in making our movies. If we experience difficulty in hiring, retaining or motivating creative talent, the production of our films could be delayed or the success of our films could be adversely affected.
•	We will be exposed to changes in fortune on the part of key talent. We may find ourselves partially dependent on key talent (actors, writers, directors) in our most successful movie franchises. A key actor’s incapacitation or damaged reputation, for instance, could impair our ability to profit from that actor’s performance in future films.

•	Our films might be less successful economically than we anticipate. We cannot predict the economic success of any of our films because the revenue derived from the distribution of a film depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a film also depends upon the public’s acceptance of competing films, critical reviews, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized recording, transmission and distribution of films, general economic conditions, weather conditions and other tangible and intangible factors, none of which can be predicted with certainty. We expect to release a limited number of films per year as part of the film facility. The commercial failure of just one of those films could have a material adverse effect on our results of operations in both the year of release and in the future.
•	Our films might be more expensive to make than we anticipate. We expect that the film facility will provide the capital required to produce our films. Expenses associated with producing the films could increase beyond the facility’s limit, however, because of a range of things such as an escalation in compensation rates of talent and crews working on the films or in the number of personnel required to work on films, or because of creative problems or difficulties with technology, special effects and equipment. In addition, unexpected circumstances sometimes cause film productions to exceed budget.
•	Our film productions might be disrupted or delayed. Our movies productions are subject to long and inflexible schedules. Disruptions or delays to those schedules, by a union strike (such as the one currently threatened by the Screen Actors Guild for the spring of 2009) or by any other event, could cause us to incur additional costs, miss an anticipated release date or go for long periods without releasing a movie, and could hurt our associated licensing and toy programs.
•	We might be disadvantaged by changes or disruptions in the way films are distributed. The manner in which consumers access film content has undergone rapid and dramatic changes. Some ancillary means of distribution, such as the DVD market, have gained importance, while others have faded. We cannot assure that new distribution channels will be as profitable for the film industry as are today’s channels or that we will successfully exploit any new channels. We can also not assure that current distribution channels, such as the DVD market, will maintain their profitability. In addition, films and related products are distributed internationally and are subject to risks inherent in international trade including war and acts of terrorism, instability of foreign governments or economies, fluctuating foreign exchange rates and changes in laws and policies affecting the trade of movies and related products.
•	We might lose potential sales because of piracy of films and related products. With technological advances, the piracy of films and related products has increased. Unauthorized and pirated copies of our films will reduce the revenue generated by those films and related products.
•	We will be primarily dependent on a single distributor for each film. If our studio distributor (Paramount or, in the case of The Incredible Hulk and its sequels, Universal) were to fail to perform under its distribution agreement or if it were to experience financial difficulties, our ability to distribute our films and to receive proceeds from our films could be impaired.
•	We will depend on our studio distributors for revenue and certain expense information related to the accounting for film-production activities. Because of Paramount’s and Universal’s role as distributor and paymaster of the film facility films, we will depend on them to have internal controls over financial reporting related to the films they distribute and to provide us with timely and accurate financial and other information related to our films. Paramount’s and Universal’s internal controls might not remain sufficient to allow us to meet our internal control obligations. We may be unable to effectively create compensating controls to detect and prevent errors or irregularities in Paramount’s and Universal’s accounting to us and others.

•	We might fail to meet the conditions set by the lenders for the funding of films. An initial funding of films by the film facility will be made only if the lenders’ conditions are met. Those conditions include our obtaining a completion bond and production insurance. To obtain a completion bond we will need to have in place the main operational pieces to producing a film, including approved schedules for production, cash flow and delivery, an approved budget, an approved screenplay and the key members of the production crew, including the director and producer. We might not be able to satisfy those conditions and obtain a completion bond. In addition, there are very few companies that provide completion bonds in the amounts that we will require, and if the one company with which we have so far made arrangements were to exit the business, we might be unable to obtain a completion bond under any circumstances. If the lenders’ conditions are not met, the film in question will not be funded and we will be forced to absorb the up-front film development costs, which could be material, by using our own funds.
•	We might fail to meet the tests imposed by the lenders for the funding of films beyond the first four. In order for more than four films to be funded by the film facility, we will have to pass an interim asset test. If the interim asset test is not passed, the film facility may be cut short and, because fewer films will be available to repay the lenders, our risk of losing film rights to some of our characters will increase.
•	Cash flows from our films might be insufficient to pay our interest costs under the film facility. Future interest on film facility borrowings must be paid from the films’ net collections, rather than from any of our other sources of cash. If cash flow from the films were to dip, even temporarily, below the point required to pay interest under the facility, and below the interest and liquidity reserves that are required to be maintained ($31.4 million at December 31, 2008), then we would be in default and we could be barred by the film facility lenders from making any future borrowings under the facility.
•	The film facility’s lenders might default. If one or more of the banks in our film facility’s lending consortium were to default in making a required funding and if we were unable to arrange for a replacement bank, the amount available to us under the film facility would drop by the amount of the defaulting bank’s unused commitment and our film productions could be disrupted as a result.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Marvel has the following principal properties:

Facility	Location	Square Feet	Owned/Leased
Office (1)	New York, New York	65,253	Leased
Office (2)	Beverly Hills, California	18,418	Leased
Office (3)	London, England	1,700	Leased
Office (2)	Manhattan Beach, California	156,537	Leased

(1)	Used by our Publishing and corporate offices.

(2)	Used by our Licensing and Film Production segments.

(3)	Used by our Licensing segment.
Our Licensing segment also leases office space in West Palm Beach, Florida and in the Netherlands.
ITEM 3. LEGAL PROCEEDINGS
The information required by Part I, Item 3 is incorporated herein by reference to the information appearing under the caption “Commitments and Contingencies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II hereof. The caption can be found on page 43, below.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2008, no matters were submitted to a vote of Marvel’s security holders.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

Fiscal Year	High	Low

2008
First Quarter	$28.73	$23.62
Second Quarter	$36.82	$26.36
Third Quarter	$36.65	$30.32
Fourth Quarter	$34.34	$23.70

2007
First Quarter	$30.91	$26.44
Second Quarter	$30.00	$25.48
Third Quarter	$26.81	$22.03
Fourth Quarter	$29.08	$22.75
As of February 24, 2009, the number of holders of record of our common stock was approximately 4,000.
We have not declared any dividends on our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of
			shares	Approximate dollar
			purchased as	value of shares that
		Average	part of publicly	may yet be
	Total number of shares	price paid	announced plans	purchased under the
Period	purchased(a)	per share	or programs(b)	plans or programs

October 2008	8,299	$26.25	8,299
November 2008	18,500	23.74	12,200
December 2008	—	N/A	—

Total	26,799	$24.52	20,499	$127.7 million	(c)

(a)	This column’s figures include 6,300 shares purchased by the Fleer/Skybox defined benefit pension plan, as described in Note 10 to the accompanying consolidated financial statements.

(b)	This column represents the number of shares repurchased through our common stock repurchase program announced on February 19, 2008.

(c)	As of December 31, 2008.

Performance Graph
The following graph compares the cumulative total stockholder return on shares of our common stock with that of the New York Stock Exchange Composite Index and the Amex Media (Communications) Index.
The comparison assumes that, immediately after the close of business on December 31, 2003, $100 was invested in shares of our common stock and in the stocks included in the NYSE Composite Index and the Amex Media (Communications) Index, and that all dividends were reinvested. These indexes, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.
Value of $100 Invested Over Period Presented:

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Marvel Entertainment, Inc.	$100.00	$105.53	$84.40	$138.66	$137.63	$158.45
NYSE Composite	$100.00	$114.97	$125.73	$151.46	$164.89	$100.16
AMEX Media (Communications)	$100.00	$83.67	$89.73	$95.05	$66.47	$13.62

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data, derived from our audited financial statements, for the five-year period ended December 31, 2008. We have not declared dividends on our common stock during any of the periods presented below.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statements of Net Income Data:
Net sales	$676,177	$485,807	$351,798	$390,507	$513,468
Operating income	367,974	274,429	112,560	171,167	224,413
Income before income tax expense and minority interest	354,498	263,232	98,800	171,048	206,872
Net Income	205,535	139,823	58,704	102,819	124,877
Net Income per common share	2.63	1.75	0.71	1.03	1.17
Diluted net income per common share	2.61	1.70	0.67	0.97	1.10

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance sheet data:
Working capital (deficit)	$(26,333)	$(108,483)	$(58,559)	$2,532	$142,231
Total assets	937,584	817,358	623,865	573,546	714,814
Borrowings	213,001	246,862	50,200	25,800	—
Other non-current debt	—	—	—	—	—
Stockholders’ equity	396,691	181,503	254,891	360,600	546,500
Treasury stock	905,293	894,940	682,886	395,536	91,001

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes thereto, and the other financial information included elsewhere in this Report.
Set forth below is a discussion of our financial condition and our results of operations for the three fiscal years in the period ended December 31, 2008.
Overview
Management Overview of Business Trends
We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production. During early 2008, we completed our exit from toy manufacturing activities as planned. We also completed a change in the focus of the support that we provide to Hasbro, which resulted in changes to our internal organizational structure and staff reductions. As a result of these events, we no longer have a Toy segment and have altered our internal reporting of segment performance, with the result that we are including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe to third parties, such as movie studios, on our Hasbro revenue) within our Licensing segment. Those revenues and expenses were formerly included in our Toy segment. Our remaining activities related to our terminated toy manufacturing business are included with Corporate overhead in “All Other”. We have reclassified prior-period segment information to conform to the current-year presentation. As a result of these changes, segment information for the years ended December 31, 2007 and 2006 has been reclassified as follows:

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Previously		As	Previously		As
	Reported	Adjustment	Reclassified	Reported	Adjustment	Reclassified
	(in millions)
Net Sales
Licensing	$272.7	$70.9	$343.6	$127.2	$5.2	$132.4
Toys	87.4	(87.4)	—	116.1	(116.1)	—
All Other	—	16.5	16.5	—	110.9	110.9

Cost of Revenues
Toys	8.7	(8.7)	—	56.4	(56.4)	—
All Other	—	8.7	8.7	—	56.4	56.4

Selling, General and Administrative
Licensing	75.7	11.6	87.3	49.2	0.7	49.9
Toys	20.8	(20.8)	—	28.0	(28.0)	—
All Other	22.0	9.2	31.2	22.7	27.3	50.0

Operating Income(Loss)
Licensing	196.1	59.4	255.5	77.6	4.5	82.1
Toys	54.7	(54.7)	—	21.1	(21.1)	—
All Other	(22.4)	(4.7)	(27.1)	(22.7)	16.6	(6.1)

The increased exposure of Marvel characters in movies and television shows can create revenue opportunities for us through increased sales of licensed merchandise. Producing films ourselves provides us with more control of our film projects, gives us greater flexibility to coordinate the timing of licensing programs around Marvel-branded theatrical releases and provides us with the opportunity for a meaningful source of profits. The operations of developing and producing our own theatrical releases are reported in our Film Production segment, the funding for which comes primarily from our $525 million film facility. We intend to self-produce all future films based on our characters that have not already been licensed to third parties.
Our operating results were stronger in 2008 than in 2007, due largely to the 2008 release of our first two self-produced films, Iron Man and The Incredible Hulk. As discussed below, we will not release any self-produced films in 2009 and our only licensed film scheduled for release in 2009 is X-Men Origins: Wolverine. As a result, we expect our operating results to be lower in 2009 than in 2008 or 2007, when Spider-Man 3 was released. Our next self-produced films, Iron Man 2 and Thor, are scheduled for release in 2010.
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
Another strategy of the Licensing segment’s consumer products program is to create new revenue opportunities by further segmenting our properties to appeal to new demographic profiles. Initiatives such as Marvel Super Hero Squad, Marvel Extreme, Marvel Heroes and Marvel Comics (the retro depiction of our characters) have all helped the licensing business expand beyond its traditional classic and event-driven properties.
Major entertainment events play an important role in driving sales of our licensed products. In 2007, our Licensing segment revenue reflected the benefit of the May 2007 release of the movie Spider-Man 3. The Licensing segment’s 2007 initiatives were focused on merchandising our self-produced movies: Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008. Our 2008 Licensing segment revenue benefited from the release of those movies, but not as significantly as 2007 Licensing segment revenue benefited from the release of Spider-Man 3. We expect that our 2009 Licensing segment revenue will be lower than in 2008 as there will only be one major entertainment event in 2009, X-Men Origins: Wolverine, expected to be domestically released on May 1, 2009 by Twentieth Century Fox. In addition, although we have many licensees that are large companies, the majority of our consumer product licensees are small to medium sized companies, located throughout the world, that rely on access to credit to produce and distribute their products. As a result of world-wide tightening of credit markets, some of our licensees may have difficulties producing and distributing goods. In addition, due to the lessening of consumer demand resulting from the global recessionary environment, some of our licensees may have difficulties obtaining sufficient sales orders. These macro-economic factors (see “Item 1A — Risk Factors”) are another reason for our expectation that 2009 Licensing segment revenue will be lower than in 2008. We believe the negative impact of these macro-economic factors on the Licensing segment may be partially mitigated as a result of the non-durable nature of the products sold by most of our licensees and the low prices at which the majority of these products are sold.
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
As discussed above, beginning in 2008 we are including revenues earned from Hasbro, and related expenses, in our Licensing segment.
Publishing
The Publishing segment is focused on strengthening its Super Hero graphic fiction presence in its primary distribution channels such as the direct and mass market, and expanding its reach to a broader demographic by providing all ages and new reader products in the book market and online. In 2008, Marvel launched a major comic book crossover series, Secret Invasion, which involves many of the Marvel characters and features tie-ins to many other Marvel publications, similar to the Civil War series that was a top-selling comic book in 2007. Secret Invasion ran from April through December 2008. The third volume of the Dark Tower series and the first volume of The Stand series were released in October 2008. The momentum of these efforts will take us into and through the Dark Reign and Ultimatum publishing events that will occur in the first half of 2009, which will be supplemented with a variety of Wolverine product to be distributed around the X-Men Origins: Wolverine movie expected to be domestically released on May 1, 2009 by Twentieth Century Fox. We will also see the first collections for The Stand and the Ender’s Game series along with the continued publication of the Dark Tower. However, due to the macro-economic factors discussed above, we believe that Publishing segment revenue in 2009 will be lower than in 2008 as consumer spending will be down, retailers look to reduce inventory and advertising budgets remain constrained. The current economic climate may also lead to a reduction in the number of large book retailers and direct-market retailers. Direct-market retailers are generally small business entities, many of which rely on access to credit that may be more difficult to obtain.
The Publishing segment has continued its development and investment in digital media, resulting in increased content on our Marvel Digital Comics Unlimited service, where we currently have over 5,000 previously published Marvel comic books available for viewing online in a proprietary viewer. We have also added more content to our websites, including videos, casual games, news and character biographies. In early 2008, we launched a separate website, www.marvelkids.com, featuring Marvel characters and content developed for children ages 6-11. During 2008, we also expanded our distribution of digital media content through arrangements with third-party websites such as YouTube and iTunes. We expect continued growth and diversification in Marvel Online revenues as we continue to increase our online presence. However, our expectations for online revenue growth, expected in large part to be achieved through increased advertising revenues, have been reduced because of the macro-economic factors discussed above, which have had a negative impact on industry-wide online advertising. For the years ended December 31, 2008, 2007 and 2006, the revenue of our digital media group was $2.5 million, $1.0 million and $0.3 million, respectively, and the expenses of our digital media group were $4.5 million, $1.6 million and $0.1 million, respectively.
Film Production
In 2008, we released our first two self-produced films: Iron Man on May 2 and The Incredible Hulk on June 13. We are currently developing four films for release in 2010 and 2011: Iron Man 2, Thor, The First Avenger: Captain America and The Avengers. The scheduled release dates of those films are, respectively, May 7, 2010, July 16, 2010, May 6, 2011 and July 15, 2011. After the release of each film, we begin to recognize revenue and to amortize our film inventory as described below.

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
We account for our film inventory under the guidance provided by AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). We capitalize all direct film production costs, such as labor costs, visual effects and set construction. Those capitalized costs, along with capitalized production overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory. Production overhead includes allocable costs, including cash and stock compensation and benefits, of individuals or departments with exclusive or significant responsibility for the production of films. Capitalization of production overhead and interest costs commences upon completion of the requirements for funding the production under the film facility and ceases upon completion of the production.
We also capitalize the costs of projects in development into film inventory. Those costs consist primarily of script development. In the event that a film does not begin pre-production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs related to these projects are expensed. During 2008 and 2007, $1.7 and $1.3 million, respectively, of film development costs were written off and included in selling, general and administrative expenses in the accompanying consolidated statements of net income.
Once a film is released, using the individual-film-forecast computation method, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period bears to the film’s then-estimated total revenue, net of the distributor’s costs, over a period not to exceed ten years (ultimate revenues). Estimates of ultimate revenues for each film are regularly reviewed and revised as necessary based on the latest available information. Reductions in those revenue estimates could result in the write-off, or the acceleration of the amortization, of film inventory in that reporting period; increases in those revenue estimates could result in reduced amortization in that period.
As of December 31, 2008, our Film Production segment had film inventory of $181.6 million, primarily for the Iron Man and The Incredible Hulk productions.
Film Revenue
The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.
After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts. Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor. Our share of the film’s receipts, as described above, is recognized as revenue when reported due to us by the distributor. We received minimum guarantees from local distributors in five territories in connection with the release of Iron Man and The Incredible Hulk. In those territories, we began to recognize revenue when the film was made available for exhibition in theaters.
Revenue from the sale of home video units is recognized when our distributors report as due to us the home video sale proceeds that they have collected from retailers. We provide for future mark-downs and returns of home entertainment product at the time the related revenue is recognized, using estimates. Our estimates are calculated by analyzing a combination of our distributors’ historical returns and mark-down practices, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers. We periodically review our estimates using the latest information available.

Revenue from both free and pay television licensing agreements is recognized at the time the production is made available for exhibition in those markets.
Film Facility
The film facility enables us to independently finance the development and production costs of up to ten feature films, including films that may feature the following Marvel characters, whose theatrical film rights are pledged as collateral to secure the film facility.
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
We are currently developing a movie based on the character Thor and expect to obtain the consent of the film facility lenders to finance and produce that film through the film facility, in which case we will pledge the theatrical film rights to Thor and various related characters as additional collateral to secure the film facility.
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
We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility. If the film’s initial funding conditions are met under the film facility, we are able to borrow up to 67% of our budgeted production costs including an amount equal to our incremental overhead expenses related to that film, but not exceeding 2% of the film’s budget. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility. Beginning with our third film, upon meeting the film’s initial funding conditions, we will be responsible to immediately fund 33% of that film’s budget using our own funds.
We recorded interest expense related to the film facility, net of interest capitalized, of $19.0 million, $13.7 million and $12.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. Interest charges associated with borrowings to fund the productions were capitalized, rather than expensed, until the completion of production. The productions of Iron Man and The Incredible Hulk were completed in the second quarter of 2008. Starting in the second quarter of 2008, therefore, our interest expense began to increase significantly, as we began to expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions. In 2008, 2007 and 2006, we capitalized interest costs of $5.1 million, $8.4 million and $0.2 million, respectively and those amounts were included in film inventory.

Our Results of Operations
Year ended December 31, 2008 compared with the year ended December 31, 2007
Net Sales

	Years ended December 31,
	2008	2007	% Change
	(dollars in millions)

Licensing	$292.8	$343.6	(15%)
Publishing	125.4	125.7	—
Film Production	254.6	—	N/A
All Other	3.4	16.5	(79%)

Total	$676.2	$485.8	39%

	Years ended December 31,
	2008	2007

Sales Mix by Segment:
Licensing	43%	71%
Publishing	19%	26%
Film Production	38%	—
All Other	—	3%

Net Sales	100%	100%

Our consolidated net sales of $676.2 million for 2008 were $190.4 million higher than net sales in 2007. The increase primarily reflects the $254.6 million increase in Film Production net sales related to the theatrical releases during 2008 of Iron Man and The Incredible Hulk. This increase was partially offset by a 15% decline in licensing net sales and, within All Other, a decline in sales due to our exit from toy manufacturing operations.
Licensing segment net sales decreased $50.8 million during 2008, reflecting a $64.6 million decrease in Joint Venture revenue (to $57.4 million, primarily overages) related to the May 2007 release of Spider-Man 3 and a $14.8 million decrease in licensing audit claim settlements, resulting from an unusually high amount of settlement revenue in 2007. These decreases were partially offset by increases of $13.0 million and $11.1 million, respectively, in domestic and foreign licensing revenue, excluding the Joint Venture. The increases in domestic and foreign licensing were primarily due to amounts that were previously recorded as deferred revenue until the second quarter of 2008, when most licensees were first permitted to begin selling merchandise relating to Iron Man and The Incredible Hulk, partially offset by a decrease in overages that primarily resulted from increased licensing contract renewal activity. The increase in Film Production revenue and the significant decrease in Joint Venture revenue caused 2008 Licensing segment net sales to decrease as a percentage of consolidated net sales from 71% in 2007 to 43% in 2008.

Net sales from the Publishing segment were consistent from 2007 to 2008 with a decrease of $0.3 million to $125.4 million in 2008. This decrease reflects a $2.2 million reduction in our custom comic book sales due to a decrease in the scale and number of projects, a $1.3 million reduction in advertising revenue, resulting from decreased spending of advertising dollars by larger corporate advertisers and a $0.6 million reduction in sales of trade paperbacks. These reductions were offset by an increase of $0.8 million in our online comic subscription revenue and a $0.7 million increase in our online advertisement sales, both due to the growth of our digital media business in 2008, and by a $2.4 million increase in our comic book sales related to limited-edition comic book series events. Comic book sales in 2008 benefited from strong unit sales of Secret Invasion, a limited-edition comic book series. Comic book sales in 2007 benefited from strong unit sales of the final two comic-book issues of the Civil War series; The Death of Captain America; the Stephen King series, Dark Tower: The Gunslinger Born; and the World War Hulk series. Publishing segment net sales decreased as a percentage of consolidated net sales from 26% in 2007 to 19% in 2008, primarily because of film production revenues in 2008.
Net sales from the Film Production segment were $254.6 million in 2008, related to the theatrical releases of Iron Man and The Incredible Hulk. There were no Film Production segment revenues in 2007.
Net sales included in All Other represent our former toy manufacturing operations, which we exited in 2008.
Cost of Revenues

	Years ended December 31,
	2008		2007
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$—	N/A	$—	N/A
Publishing	55.2	44%	52.2	42%
Film Production	135.3	53%	—	N/A
All Other	1.0	29%	8.7	53%

Total	$191.5	28%	$60.9	13%

Consolidated cost of revenues increased $130.6 million to $191.5 million during 2008 compared with 2007, primarily reflecting the amortization of film inventory in our Film Production segment. This increase was partially offset by the reduction of toy-production costs resulting from our exit from the toy business. Consequently, our consolidated cost of revenues as a percentage of sales increased to 28% during 2008, as compared to 13% in 2007.
Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs. The $3.0 million increase in Publishing segment cost of revenues is primarily associated with the increase in comic titles published (1,128 in 2008 vs. 974 in 2007). Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 42% in 2007 to 44% in 2008, primarily reflecting the impact of rising costs of talent combined with a reduction in the size of print runs and, to a lesser extent, an increase in paper costs.
Film Production segment cost of revenues during the 2008 period consisted of the amortization of film inventory as revenue was generated from the Iron Man and The Incredible Hulk feature films.
Cost of revenues included in All Other primarily consists of our former toy production activities.

Selling, General and Administrative Expenses

	Years ended December 31,
	2008		2007
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$70.9	24%	$87.3	25%
Publishing	22.8	18%	19.9	16%
Film Production	15.7	6%	8.7	N/A
All Other	29.1	N/A	31.2	N/A

Total	$138.5	20%	$147.1	30%

Consolidated selling, general and administrative (“SG&A”) expenses of $138.5 million in 2008 were $8.6 million lower than SG&A expenses in 2007, primarily reflecting decreases in SG&A expenses in the Licensing segment, which were partially offset by increases in SG&A expenses in the Film Production and Publishing segments. Consolidated SG&A as a percentage of net sales during 2008 decreased to 20%, from 30% in 2007, primarily reflecting increased revenue from the Film Production segment and the impact of items in the Licensing segment.
Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios and talent for their share of license royalty income, which are variable expenses based on licensing revenues. We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed-upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films. Licensing segment SG&A expenses of $70.9 million for 2008 were $16.4 million less than in 2007. The decrease was primarily because of changes in information that we received from Sony Pictures. In particular, on the basis of information that Sony Pictures provided late in 2007, we accrued an expense of $11.5 million in that year for royalties payable to actors starring in the Spider-Man movies for the use of their likenesses in licensed products. That accrual increased our 2007 Licensing segment SG&A. Sony Pictures then retracted that information and replaced it with new information in 2008, and on the basis of the new information we reduced the accrual by $8.3 million. That reduction decreased our 2008 Licensing segment SG&A. The accrual and the reduction together produced a $19.8 million downward effect on our year-over-year change in Licensing segment SG&A. Another downward effect was created by a $4.7 million non-recurring charge recorded in 2007 related to a contractual obligation. These decreases were partially offset by increases of $2.6 million in foreign sales commissions attributable to higher commission-based foreign revenues, $2.6 million in royalties primarily owed to movie studios and $2.5 million in promotions and other selling expenses. The increase in royalties is primarily due to the change in sales-mix resulting in an increase in non-Joint Venture net sales and a decrease in Joint Venture Licensing segment net sales, of which Sony Pictures’ share of royalty income is reflected as minority interest expense rather than SG&A, whereas other studios’ shares of license royalty income is recorded within SG&A expense. As a percentage of Licensing segment net sales, Licensing segment SG&A was consistent at 24% during 2008 compared with 25% in 2007.
Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other miscellaneous overhead costs. Publishing segment SG&A expenses increased $2.9 million during 2008 over 2007, principally due to increased employee compensation of $1.9 million as a result of increased headcount to service the growth of our digital media business. In addition, this increase also reflects an increase of $0.6 million in the consulting and hosting fees related to the digital media web infrastructure.

SG&A expenses for our Film Production segment consist primarily of employee compensation and the allocated expenses associated with our California office. The costs of marketing and promoting our films are borne by our distributors. Film Production SG&A expenses increased $7.0 million during 2008 over 2007, partially due to $5.1 million of higher compensation resulting primarily from bonuses tied to the successful release of Iron Man and The Incredible Hulk, and increased employee headcount. SG&A in 2008 also reflects an increase of $0.7 million in the advertisement and promotion costs utilized to increase awareness of the Iron Man character.
SG&A expenses included in All Other for 2008 decreased $2.1 million over 2007, principally reflecting a decline in the SG&A of our former toy manufacturing activities, which amounted to $0.7 million in 2008 and $9.2 million in 2007. This $8.5 million decrease was partially offset by a $4.5 million increase in employee compensation expense.
Depreciation and Amortization
Depreciation and amortization expense decreased $4.4 million to $1.6 million in 2008 (from $6.0 million in 2007) as a result of decreased tooling costs due to the cessation of our toy production activities.
We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.
Other Income
Other income increased $20.8 million to $23.4 million in 2008 (from $2.6 million in 2007). During 2008, we received settlement payments from two interactive licensees in connection with the early termination of their agreements, which resulted in $19.0 million of income, and settlement payments of $2.0 million from a licensee in connection with a contractual violation.
Operating Income

	Years ended December 31,
	2008		2007
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$242.3	83%	$255.5	74%
Publishing	47.3	38%	53.5	43%
Film Production	102.7	40%	(7.5)	N/A
All Other	(24.3)	N/A	(27.1)	N/A

Total	$368.0	54%	$274.4	56%

Consolidated operating income increased $93.6 million to $368.0 million during 2008, primarily reflecting a $119.3 million contribution from the gross profit of the Film Production segment related to the theatrical releases of Iron Man and The Incredible Hulk and the benefits of $21.0 million of licensing settlement payments and decreases in SG&A expenses. These increases were partially offset by a $50.8 million decrease in net sales from the Licensing segment, which generates the highest margin, which resulted in our consolidated operating margin declining from 56% in 2007 to 54% in 2008.

Operating income in the Licensing segment decreased $13.2 million, primarily because of the $50.8 million reduction in Licensing segment net sales resulting from the decrease in Joint Venture revenue related to the May 2007 release of Spider-Man 3, partially offset by the $21.0 million in licensing settlement payments and the decrease in SG&A discussed above. The operating margin in the Licensing segment during 2008 increased to 83%, compared with 74% in 2007, primarily resulting from the licensing settlement payments and the non-recurring SG&A items.
Operating income in the Publishing segment decreased $6.2 million, and margins declined from 43% during 2007 to 38% during 2008, primarily due to a $2.9 million increase in expenses related to our digital media initiatives in 2008 compared with 2007. In addition, there was a decrease in 2008 in net sales of custom comic books and advertising, both of which have high margins, combined with an increase in cost of sales associated with talent costs and paper costs.
In 2008, operating income in the Film Production segment reflects a $119.3 million gross profit contribution from our self-produced films. This was partially offset by $15.7 million in SG&A expenses of the Film Production segment. During 2007, the Film Production operating loss reflects the SG&A costs noted above and a charge of $0.9 million for the decrease in the fair value of the interest rate cap associated with our film facility, offset by a $2.1 million increase in the fair value of forward contracts for the Canadian dollar. The forward contracts were entered into during 2007 in connection with the production of The Incredible Hulk.
All Other operating costs primarily represent corporate overhead expenses, partially offset by our toy manufacturing operations, which ceased during early 2008.
Interest Expense

	Years ended December 31,
	2008	2007
	(dollars in millions)

Interest incurred, HSBC line of credit	$—	$0.1
Interest incurred, film facilities	24.1	22.1

Total Interest incurred	24.1	22.2
Less: Interest capitalized	(5.1)	(8.4)

Total	$19.0	$13.8

From 2007 to 2008, there was an increase in the amount of interest we incurred as a result of increased outstanding borrowings associated with the Iron Man and The Incredible Hulk productions. In addition, we capitalized less interest in 2008 than in 2007 because of the completion, early in 2008, of these productions. The result was a $5.2 million increase in interest expense in 2008 compared to 2007. We expect that our 2009 interest expense will be lower than in 2008 as our average outstanding borrowings decrease and we once again begin to capitalize interest.
Interest Income
Interest income reflects amounts earned on cash equivalents and short-term investments. Interest income increased $1.0 million to $3.6 million in 2008 as compared to 2007, due to higher average cash and investment balances partially offset by a decrease in interest rates.
Gain on Repurchase of Debt
During 2008, our subsidiary, MVL International C.V repurchased all $60.0 million of our mezzanine debt related to the film facility for $58.1 million, which resulted in a net gain of $1.9 million.

Income Taxes
Our annual effective tax rate differs from the federal statutory rate due to the effects of state and local taxes and elimination of the minority share of Joint Venture earnings from reported income before income tax expense. Our effective tax rates for the years ended December 31, 2008 and 2007 were both 37.6%. While the rates are consistent from year to year, there were offsetting components. The principal offsetting items were a decrease in state taxes (2.1%) partially offset by a reduction in the benefit from Joint Venture income (1.7%).
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
We retain various state and local net operating loss carryforwards of $316 million, which will expire in various jurisdictions in the years 2009 through 2026. As of December 31, 2008, there is a valuation allowance of $0.3 million against capital loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. We are no longer subject to tax examinations by taxing authorities in any jurisdiction for 2002 and prior tax years. The Internal Revenue Service (“IRS”) is examining our 2003 through 2006 tax years. As of December 31, 2008, the IRS has proposed certain adjustments, which are fully reserved for and, if accepted, would not result in a material change to our financial position. We are also under examination by various state and local jurisdictions.
Minority Interest
Minority interest related to the Joint Venture amounted to $15.8 million in 2008 and $24.5 million in 2007. This $8.7 million decrease reflects decreased operations in 2008 from licensing associated with Spider-Man 3, which was released in May 2007.
Earnings per Share
Diluted earnings per share increased to $2.61 in 2008 from $1.70 in 2007 reflecting a 47% increase in net income and a 5% reduction in the weighted average number of shares outstanding due to treasury share repurchases. We repurchased 0.4 million shares during 2008.
Year ended December 31, 2007 compared with the year ended December 31, 2006
Net Sales

	Years ended December 31,
	2007	2006	% Change
	(dollars in millions)

Licensing	$343.6	$132.4	160%
Publishing	125.7	108.5	16%
All Other	16.5	110.9	(85)%

Total	$485.8	$351.8	38%

	Years ended December 31,
	2007	2006

Sales Mix by Segment:
Licensing	71%	38%
Publishing	26%	31%
All Other	3%	31%

Net Sales	100%	100%

Our consolidated net sales of $485.8 million for 2007 were $134.0 million higher than net sales in 2006. This was principally due to the160% increase in Licensing segment net sales, which was mostly attributable to revenue related to Spider-Man 3 merchandising through the joint venture with Sony Pictures, called Spider-Man Merchandising L.P. (the “Joint Venture”). In addition, Publishing segment net sales increased 16%. These increases were partially offset by an 85% decline in sales within All Other due to our exit from toy manufacturing operations.
Licensing segment net sales increased $211.2 million during 2007, mostly due to a $117.9 million increase in Joint Venture revenue related to the May 2007 release of Spider-Man 3. There was no merchandise licensing revenue recorded for Spider-Man 3 until the first quarter of 2007, when licensees were first permitted to begin exploiting merchandise relating to Spider-Man 3. In addition, $70.9 million of royalty and service fee revenue was recorded in 2007, associated with Hasbro’s sales to retailers, compared to $5.2 million in 2006, which represents the initial sales under the Hasbro license agreement during the fourth quarter of 2006. Licensing segment net sales also benefited during 2007 from $18.3 million received in settlements of audit claims, an unusually high amount, and a $4.0 million increase in overages revenue. Studio licensing revenue increased $5.8 million, principally due to revenues associated with the Spider-Man movie properties. The significant increase in Joint Venture revenue and royalty and service revenue from Hasbro caused 2007 Licensing segment net sales to increase as a percentage of consolidated net sales from 38% in 2006 to 71% in 2007.
Net sales from the Publishing segment increased $17.2 million to $125.7 million in 2007, primarily due to an increase of $10.0 million in sales of trade paperbacks and hard cover books and an increase of $3.9 million in comic book sales. The increase in trade paperbacks and hard covers is attributable to an increase in the sale of Civil War and Dark Tower trade paperbacks. The growth also reflects an increase in trade titles published. Comic book sales in 2007 benefited from strong unit sales of the final two comic-book issues of the Civil War series; The Death of Captain America; the Stephen King series, Dark Tower: The Gunslinger Born; and the World War Hulk series. Custom publishing also increased $2.3 million due to an increase in the scale and number of projects. Although Publishing segment net sales increased from 2006 to 2007, because of the larger relative increases in Licensing segment net sales, Publishing segment net sales decreased as a percentage of consolidated net sales from 31% in 2006 to 26% in 2007.
Net sales included in All Other represent our former toy manufacturing operations. Net sales related to these operations in 2007 were principally sales of licensed-in properties manufactured by us, and in 2006, were principally sales of Marvel character-based toys manufactured by us.

Cost of Revenues

	Years ended December 31,
	2007		2006
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$—	N/A	$—	N/A
Publishing	52.2	42%	47.2	44%
All Other	8.7	53%	56.4	51%

Total	$60.9	13%	$103.6	29%

Consolidated cost of revenues decreased $42.7 million to $60.9 million during 2007 compared with 2006, primarily due to the reduction of toy-production costs resulting from our cessation of the manufacture and sale of Marvel-branded toys. Consequently, our consolidated cost of revenues as a percentage of sales decreased to 13% during 2007, as compared to 29% in 2006.
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
Cost of revenues included in All Other primarily consisted of our former toy production activities. These cost of revenues consisted of product and package manufacturing, shipping and buying agents’ commissions. The most significant portion of these cost of revenues was product and package manufacturing. The decrease in these cost of revenues from $56.4 million in 2006 to $8.7 million in 2007 reflected the elimination of manufacturing costs to produce Marvel-branded toys.
Selling, General and Administrative Expenses

	Years ended December 31,
	2007		2006
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$87.3	25%	$49.9	38%
Publishing	19.9	16%	17.2	16%
Film Production	8.7	N/A	6.0	N/A
All Other	31.2	N/A	50.0	N/A

Total	$147.1	30%	$123.1	35%

Consolidated SG&A expenses of $147.1 million in 2007 were $24.0 million greater than SG&A expenses in 2006, primarily due to increases in the Licensing segment. Consolidated SG&A as a percentage of net sales decreased to 30% in 2007 from 35% during 2006, primarily due to the significant increase in Joint Venture Licensing segment net sales.

Licensing segment SG&A expenses in 2007 reflected increases of $10.0 million in royalties payable to movie studios, $7.2 million in agents’ foreign sales commissions and $11.8 million in royalties payable to actors for use of their likeness in licensed products. There were also increases in connection with licensing promotion expense related to the Joint Venture and increased professional fees as we pursued audits of our licensees. In addition, during 2007, we recorded a non-recurring charge of $4.7 million related to a contractual obligation. As a percentage of Licensing segment net sales, Licensing segment SG&A decreased significantly from 38% to 25%. This resulted from the significant increase in licensing revenue derived from the activities of the Joint Venture, of which Sony Pictures’ share is reflected as minority interest expense rather than SG&A.
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
SG&A expenses included in All Other for 2007 decreased $18.8 million over 2006, principally reflecting a $18.1 million decline in the SG&A of our former toy manufacturing activities, from $27.3 million in 2006 to $9.2 million in 2007. This decrease was principally the result of the establishment of additional reserves in 2006 for estimated uncollectible amounts due from Toy Biz Worldwide, Ltd. (“TBW”) in the amount of $2.6 million, which were reduced by $1.4 million in 2007 upon settling with TBW. This caused a decrease of $4.0 million in SG&A in 2007 compared with the prior year. As a result of the shift to Hasbro , SG&A of our former toy manufacturing activities also declined due to decreases in general selling expenses of $3.1 million, royalties payable to studios of $3.7 million and payroll of $5.3 million. Decreases related to corporate overhead were primarily due to a non-recurring credit in 2007 associated with pension accounting for the Fleer/Skybox International Retirement Plan and a $0.4 million decrease in consulting and payroll related expenses. This was partially offset by a $1.8 million increase in legal fees.
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
Other Income
Other income increased $0.8 million to $2.6 million in 2007 (from $1.8 million in 2006). During 2007, other income primarily resulted from $2.1 million in realized gains generated from forward contracts entered into during 2007 to mitigate our risk of fluctuations in the Canadian dollar related to the Canadian filming of The Incredible Hulk. Other income also benefited from $0.6 million in sales of fully depreciated tooling used by our former Toy segment. These increases were partially offset by a $0.9 million decrease in the fair value of the interest rate cap associated with the film facility.
During 2006, other income consisted principally of $1.6 million of non-recurring income resulting from payments received for our agreement to vacate leased property earlier than provided for in a lease and our agreement to allow our tenant to vacate property earlier than provided for in its lease and $0.8 million in sales of fully depreciated tooling used by our former Toy segment. These increases were offset by a $1.5 million decrease in the fair value of the interest rate cap associated with the film facility.

Operating Income

	Years ended December 31,
	2007		2006
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$255.5	74%	$82.1	62%
Publishing	53.5	43%	44.1	41%
Film Production	(7.5)	N/A	(7.5)	N/A
All Other	(27.1)	N/A	(6.1)	N/A

Total	$274.4	56%	$112.6	32%

Consolidated operating income increased $161.8 million to $274.4 million during 2007, primarily due to a $211.2 million increase in net sales from the Licensing segment, which generates the highest margins. This increase was partially offset by an 85% decline in sales within All Other due to our exit from toy manufacturing operations. This also caused consolidated operating margins to increase significantly, from 32% during 2006 to 56% during 2007.
Operating income in the Licensing segment increased $173.4 million, which caused operating margins to increase from 62% to 74%, primarily due to the increase in merchandise licensing revenue from the Joint Venture. The margins of Joint Venture merchandise licensing are higher than most other merchandise licensing because Sony Pictures’ share of the Joint Venture’s operating results is classified as minority interest expense, whereas other studios’ shares of license royalty income is recorded within SG&A expense.
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
All Other operating costs primarily represent corporate overhead expenses, and the operating loss of our former toy manufacturing operations of $4.7 million in 2007 and the operating income for these operations of $16.6 million in 2006. The $21.0 million increase in operating costs is the result of the $21.3 million decrease in the operating income of our former toy manufacturing operations.
Interest Expense

	Years ended December 31,
	2007	2006
	(dollars in millions)

Interest incurred, HSBC line of credit	$0.1	$2.4
Interest incurred, film facilities	22.1	13.0

Total Interest incurred	22.2	15.4
Less: Interest capitalized	(8.4)	(0.2)

Total	$13.8	$15.2

From 2006 to 2007, there was a $6.8 million increase for interest we incurred. The increase was primarily the result of borrowings for the movie productions Iron Man (beginning in the first quarter of 2007) and The Incredible Hulk (beginning in the second quarter of 2007), offset by a decrease in our short-term borrowings under our HSBC line of credit to finance repurchases of our common stock. During 2007, $8.4 million of interest cost related to movie production borrowings was capitalized into film inventory, an increase of $8.2 million over the 2006 amount. This led to a $1.4 million net reduction in interest expense from 2006 to 2007.
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
As of December 31, 2007, we retained various state and local net operating loss carryforwards of $354 million. As of December 31, 2007, there was a valuation allowance of $1.2 million against capital loss carryforwards and state and foreign net operating loss carryforwards.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facilities and the HSBC line of credit, described below. We anticipate that our primary uses for liquidity will be to conduct our business, including our obligation to fund 33% of the budget of each of our prospective self-produced films commencing with Iron Man 2 and Thor in 2009, and to repurchase our common stock.
During 2008, our cash and cash equivalents increased by $75.2 million as a result of the $181.3 million of net cash provided by operating activities, which represents an increase of $187.9 million over the $6.6 million of cash used in operating activities during 2007. The increase is principally the result of strong cash collections from our Licensing segment and a $197.9 million reduction in film expenditures in 2008 over 2007. Our film-production expenditures, including expenditures funded by draw-downs from our film facilities, appear on our accompanying consolidated statements of cash flows as cash used in operating activities. The related draw-downs appear on our accompanying consolidated statements of cash flows as cash provided by financing activities.

Our working capital deficiency decreased $82.2 million from $108.5 million at December 31, 2007 to $26.3 million at December 31, 2008, primarily reflecting a $115.8 million increase in accounts receivable, which primarily relates to fourth quarter Iron Man revenue that we received from our distributor in February 2009, and the $181.3 million of cash generated through operations noted above. These improvements in working capital were partially offset by the repurchase of $60 million of long-term mezzanine debt using cash from operations and a $162.5 million increase in short-term borrowings principally representing the amount of borrowings under our film facility that we estimate to be repaid over the twelve-month period beginning on January 1, 2009.
Net cash flows used in investing activities for the year ended December 31, 2008 reflects the use of restricted cash to fund production expenses and distribute cash to our Joint Venture partner, and the purchase of short-term investments using cash from operations. Cash equivalents at December 31, 2008 consist principally of U.S. Treasury Bills and short-term bank CD’s (covered by the U.S. Government’s Temporary Liquidity Guarantee Program). Net cash flows used in investing activities for the year ended December 31, 2007 reflect the purchase of short-term investments using our excess cash and the use of restricted cash to fund production expenses and obligations under the film facility.
Net cash used in financing activities during the year ended December 31, 2008 reflects $180.5 million in repayments of our film facility borrowings, including our repurchase of all $60.0 million of long-term mezzanine debt for $58.1 million using cash from operations, partially offset by $106.3 million in borrowings under our film facility during that period. In addition, we repurchased 0.4 million shares of our common stock at a cost of $10.5 million. During the year ended December 31, 2007, we repurchased 8.5 million shares of our common stock at a cost of $212.0 million. Repurchases were financed through cash generated from operations. At December 31, 2008, the remaining amount authorized and available for stock repurchases was $127.7 million.
MVL Film Finance LLC maintains a $525 million credit facility for producing theatrical motion pictures based on our characters. MVL Film Finance LLC’s ability to borrow under the film facility expires on September 1, 2012. The film facility expires on September 1, 2016, subject to extension by up to ten months under certain circumstances. The expiration date and final date for borrowings under the film facility occur sooner if the films produced under the facility fail to meet certain defined performance measures. The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt and, as discussed below, was repurchased by us. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt investment grade ratings. In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt. In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt, but in no event less than $3.4 million per year. The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac (assuming the minimum has been reached). During 2008, our wholly-owned subsidiary, MVL International C.V. repurchased all $60 million of the mezzanine debt for $58.1 million. The mezzanine debt remains outstanding and MVL International C.V. receives the interest payments made by MVL Film Finance LLC with respect to this debt. The interest expense and interest income related to the mezzanine debt are therefore eliminated in our consolidated results and our consolidated financial position does not include the mezzanine debt.
All future interest payable under the film facility must now be paid from the films’ net collections, rather than from any of our other sources of cash. Effective December 31, 2008, the film facility requires us to maintain a liquidity reserve of $25 million, included in restricted cash, to cover future interest payments in the event that the films’ net collections are not sufficient to make these payments. If we do not release a film in 2010, 2011 and 2012 or our sixth film under the facility by August 26, 2012, the liquidity reserve requirement will be increased to $45 million.
The film facility also requires us to maintain an interest reserve equal to the subsequent quarter’s estimated interest. As of December 31, 2008, this reserve was $6.4 million, and is included in restricted cash.
In February 2009, we repaid $109 million of our film facility debt using net collections from Iron Man.

The interest rate for the mezzanine debt is LIBOR plus 7.0%. As noted above, we repurchased the mezzanine debt and, accordingly, interest expense, from the dates of repurchase, related to the mezzanine debt is not reflected in our consolidated operating results.
The interest rate for outstanding senior bank debt is currently LIBOR (1.43% at December 31, 2008) or the commercial paper rate, as applicable, plus 2.935%. The LIBOR rate on our outstanding senior bank debt resets to the quoted LIBOR rate two business days preceding the commencement of each calendar quarter. The commercial paper rate resets periodically depending on how often our lenders issue commercial paper to fund their portion of our outstanding debt. The weighted average interest rate of our senior bank debt was 5.78% at December 31, 2008.
The film facility requires us to pay a fee on any senior bank debt capacity that we are not using. This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.
In June 2008, Ambac’s rating was downgraded by S&P from AAA to AA. The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity. These increases are reflected in the rates noted above. Any further downgrades of Ambac’s rating, such as the one by Moody’s on November 5, 2008 (to Baa1), do not affect our rate of interest or fees under the film facility.
If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%. In addition, if the ratio of our indebtedness, excluding the film facility, to our total capital, defined as our consolidated equity plus indebtedness excluding film facility indebtedness, were to exceed 0.4 to 1.0, then the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%. In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in interest rates described above. We do not believe the actual or potential impact from these rate increases to be material.
The film facility requires the maintenance of a minimum tangible net worth, a prospective cash coverage test, an historical cash coverage test and an asset coverage ratio, each measured quarterly, and compliance with various administrative covenants. We have maintained compliance with all required provisions of the film facility since its inception.
Until recently, we would also have been required, before our fifth film’s funding, either to obtain a cumulative, minimum budget percentage (33%) from our pre-sales of film distribution rights in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”), together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing, or to fund that budget percentage with our own cash (the “Pre-Sales Test”). The Pre-Sale Test has now been effectively subsumed by other terms of the film facility, as explained below. Future distribution in the Reserved Territories will be handled by Paramount, with limited exceptions.
The film facility requires us to fund 33% of the budget of each film distributed under the distribution agreement with Paramount that we entered into in the third quarter of 2008. The film facility will provide up to 67% of the budget (reduced by the proceeds of any co-financing). After deduction of Paramount’s distribution fees and expenses in the Reserved Territories, we will be entitled to recoup our 33% contribution from all film proceeds from the Reserved Territories. Our recoupment will be crossed among all films distributed under the distribution agreement with Paramount and among all Reserved Territories. After recoupment of our 33% contribution, all additional film proceeds from the Reserved Territories will be used to pay down borrowings under the film facility.
In January 2009, we repaid $16.3 of film facility borrowings with our own cash. That payment, combined with the pre-sales of distribution rights in the Reserved Territories and other co-financing proceeds for Iron Man and The Incredible Hulk, equals 33% of those films’ budgets. Because of the requirement that we fund 33% of future films, we therefore expect to be in compliance, without any further action on our part, with the Pre-Sale Test when it is first applied (upon funding of the fifth film) and at all relevant times thereafter.

In the first quarter of 2009, we amended the film facility to allow us, at our option, to utilize a lower cost completion bond structure. In order to take advantage of this lower cost completion bond structure for a picture, we will need to escrow approximately $26 million ($31.5 million for Iron Man 2) for the duration of production. Upon completion of the film, the escrowed funds will be returned to us. However, the amount of escrowed funds returned to us will be reduced to the extent that the cost of the film exceeds 110% of its budget.
If one of the banks in our film facility’s lending consortium were to default in making a required funding and if we were unable to arrange for a replacement bank, the amount available to us under the film facility would drop by the amount of the defaulting bank’s unused commitment and our film productions could be disrupted as a result.
We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit. The HSBC Line of Credit expires on March 31, 2010. Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock. The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization. We are in compliance with the covenants of the facility, which include net income, leverage and free cash flow, as of December 31, 2008 and continue to be in compliance. The HSBC Line of Credit is secured by a lien in (a) our accounts receivable, (b) our rights under our license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum. As of December 31, 2008, we had no borrowings outstanding under the HSBC Line of Credit.
Our capital expenditures for the years ended December 31, 2008 and 2007 were $2.4 million and $2.7 million, respectively. We do not expect to have significant capital expenditures in 2009. Capital expenditures do not include film costs that we capitalize into film inventory.
In September 2008, we entered into a lease for the rental of sound stages where we intend to film our next four self-produced films, and for Marvel Studios’ new production and corporate office space, located in Manhattan Beach, California. The lease has an initial term of three years, with four successive one-year extension options. We anticipate making aggregate rental payments under this lease of approximately $14 million over the three-year period beginning January 1, 2009.
In February 2009, we repurchased 0.3 million shares of our common stock for $6.5 million.
We believe that our cash and cash equivalents, cash flows from operations, the film facilities, and the HSBC line of credit will be sufficient for us to conduct our business, including our obligation to fund 33% of the budget of each of our prospective self-produced films, and to make repurchases, if any, under our current stock repurchase program.
The following table sets forth our contractual obligations as of December 31, 2008:

	Payments Due By Period
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
(Amounts in thousands)
Animated television production obligations	$15,870	$15,359	$511	$—	$—
Long-term debt obligations*	$213,001	$204,800	$8,201	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	21,242	7,381	13,452	409	—
Licensed-in toy royalty obligations	1,200	1,200	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	6,710	1,000	2,000	1,850	1,860
Expected pension benefit payments	15,303	1,365	2,866	3,026	8,046

Total	$273,326	$231,105	$27,030	$5,285	$9,906

*	Scheduled repayment based on the minimum expected term of the film facility. Such amount may be repaid earlier depending on the success of theatrical releases under the film facility.

Our balance sheet includes $59.3 million of non-current tax reserves (including estimated interest and penalties of $5.5 million) for uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). However, it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next twelve months.
We believe that our financial condition is strong and that our cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, our operating cash flow and access to the capital markets can be affected by macroeconomic factors outside of our control. See “Item 1A — Risk Factors”. In addition to macroeconomic factors, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain financial covenants in our debt arrangements discussed above.
Critical Accounting Policies and Estimates
General
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used by us in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. Our estimates include amounts related to the estimate of ultimate revenues for each of our films, the realizability of film inventory, valuation allowances for deferred income tax assets, reserves for uncertain tax positions, character allocation in computing studio share of royalties payable, the reserve for uncollected minimum royalty guarantees, provisions for returns, pension plan assumptions, the realizability of goodwill, the realizability of inventories, other sales allowances and doubtful accounts, depreciation and amortization periods for equipment, litigation related accruals, and forfeiture rates related to employee stock compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Book Sales, Sales Returns and Customer Allowances
Trade paperback and hardcover book sales, returnable comic books and custom publishing, are recorded when title and risk of ownership have passed to the buyer. Provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. We regularly review and revise, when considered necessary, our estimates of sales returns based primarily upon actual returns, and estimated sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to us. Return rates for returnable comic book sales, traditionally sold at newsstands and bookstores, are typically higher than those related to trade paperback and hardcover book sales.

Comic book revenues — non-returnable and other
Sales of comic books to the direct market, our largest channel of comic book distribution, are made on a non-returnable basis and related revenues are recognized in the period the comic books are made available for sale (on-sale date established by us). Revenue from advertising in our comic books is also recognized in the period that the comic books are made available for sale. Subscription revenues related to our comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered.
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
As discussed above, beginning in 2008, revenues earned from Hasbro, and related expenses, are included in our Licensing segment.
Revenues related to the licensing of animation are recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.
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

Excess and Obsolete Inventory
We write down excess and obsolete inventory to its estimated realizable value based upon assumptions about future product demand, consumer trends, the success of related feature films, the availability of alternate distribution channels and overall market conditions. If actual product demands, consumer trends and market conditions are less favorable than those projected by us, additional inventory write-downs could be required.
Fixed Assets
Fixed assets are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization is computed using the straight-line method generally over a three to five-year life for furniture and fixtures and office equipment, and over the shorter of the life of the underlying lease or estimated useful life for leasehold improvements. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally 3 years. For software developed for internal use, all external direct costs for materials and services are capitalized in accordance with AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Total capitalized internal use software costs were $5.5 million and $3.5 million at December 31, 2008 and 2007, respectively. Accumulated depreciation and amortization for fixed assets was $4.7 million and $3.2 million at December 31, 2008 and 2007, respectively, of which $3.0 million and $2.0 million related to internal use software. Amortization expense for internal use software was $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
We account for our film inventory under the guidance provided by AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). We capitalize all direct film production costs, such as labor costs, visual effects and set construction. Those capitalized costs, along with capitalized production overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory. Production overhead includes allocable costs, including cash and stock compensation and benefits, of individuals or departments with exclusive or significant responsibility for the production of films. Capitalization of production overhead and interest costs commences upon completion of the requirements for funding the production under the film facility and ceases upon completion of the production. In 2008, 2007 and 2006, we capitalized interest costs of $5.1 million, $8.4 million and $0.2 million, respectively and those amounts were included in film inventory.
We also capitalize the costs of projects in development into film inventory. Those costs consist primarily of script development. In the event that a film does not begin pre-production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs related to these projects are expensed. During 2008 and 2007, $1.7 and $1.3 million, respectively, of film development costs were written off and included in selling, general and administrative expenses in the accompanying consolidated statements of net income.

Once a film is released, using the individual-film-forecast computation method, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period bears to the film’s then-estimated total revenue, net of the distributor’s costs, over a period not to exceed ten years (ultimate revenues). Estimates of ultimate revenues for each film are regularly reviewed and revised as necessary based on the latest available information. Reductions in those revenue estimates could result in the write-off, or the acceleration of the amortization, of film inventory in that reporting period; increases in those revenue estimates could result in reduced amortization in that period.
As of December 31, 2008, our Film Production segment had film inventory, net of amortization, of $181.6 million, primarily for the Iron Man and The Incredible Hulk productions.
Film Revenue
The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.
After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts. Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor. Our share of the film’s receipts, as described above, is recognized as revenue when reported due to us by the distributor. We have also received minimum guarantees from local distributors in five territories. In those territories, we began to recognize revenue when the film was made available for exhibition in theaters.
Revenue from the sale of home video units is recognized when our distributors report as due to us the home video sale proceeds that they have collected from retailers. We provide for future mark-downs and returns of home entertainment product at the time the related revenue is recognized, using estimates. Our estimates are calculated by analyzing a combination of our distributors’ historical returns and mark-down practices, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers. We periodically review our estimates using the latest information available.
Revenue from both free and pay television licensing agreements is recognized at the time the production is made available for exhibition in those markets.
Goodwill
We have significant goodwill on our balance sheet, which resulted from the acquisition of Marvel Entertainment Group, Inc. in 1998. Goodwill is accounted for under the guidance provided by Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, goodwill is allocated to various operating segments (see Note 11).
To determine if there is potential goodwill impairment, SFAS 142 requires us to compare the fair value of each of our reporting units (which are our operating segments) to its carrying amount on an annual basis. To determine the fair value of our reporting units, we generally use a present value technique (forecasted discounted cash flow) corroborated by market multiples when available and as appropriate. If the fair value of our reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. As of December 31, 2008, our goodwill was not impaired.
Long-Lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Studio and Talent Share of Royalties
We share merchandise licensing revenues with movie studio licensees for Marvel characters portrayed in theatrical releases. Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by us, and in some instances with adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under multi-character licensing agreements, we make an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios. This estimate is subsequently adjusted based on actual royalties reported to us by our licensees. We also share merchandise licensing revenue with talent for the use of their likeness in licensed products. We accrue our obligation to talent based upon the talent’s contractual participation rate. In the case of licensed films, we depend on the licensee to provide that information to us. In 2008, 2007 and 2006, we provided for $27.2 million, $42.8 million and $23.6 million, respectively, for the share of royalties due to movie studios and talent. The 2008 expense reflects an $8.3 million reduction to our estimate of royalties payable to talent.
Accounting for Joint Venture
The operations of the Joint Venture have been consolidated in our consolidated financial statements, including revenues of $57.4 million, $122.0 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Joint Venture distributes to us and to Sony Pictures all cash received, proportionate to each party’s interest, on at least a quarterly basis. At December 31, 2008, advances to joint venture partner of $0.9 million reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on Spider-Man 4 licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon. These advances or payments due are classified as current or non-current consistent with the classification of deferred revenue related to such advances, which is based on when the underlying deferred revenue is scheduled to be recognized. At December 31, 2007, we had $0.6 million in minority interest distributions due to Sony Pictures.
Pension
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 also eliminates the option to use an early measurement date effective for fiscal years ending after December 15, 2008. We adopted the recognition provisions of SFAS 158 effective December 31, 2006 and early adopted the measurement provision in the first quarter of 2007. The impact of this adoption was minimal as a result of our already reporting our unfunded obligation related to the Fleer/Skybox Plan (as defined in Note 10), a frozen plan, as a liability in the statement of financial position.
Accounting for Stock-Based Compensation
We account for stock-based compensation cost under the provisions SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, to be reflected in the statement of cash flows as a financing activity rather than an operating activity. In connection with the implementation of SFAS No. 123R, we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period.

We did not grant any stock option awards during 2008, 2007 or 2006. As of December 31, 2007, all of our issued stock options have vested and, accordingly, we have no remaining unrecognized compensation cost related to nonvested stock option awards. During the years ended December 31, 2007 and 2006, we recognized $2.3 million and $5.9 million, respectively, of compensation expense associated with previously granted stock options, which was classified in selling, general and administrative expense. The charge for the years ended December 31, 2007 and 2006, net of income tax benefit of $0.9 million and $2.3 million, respectively, has reduced basic and diluted earnings per share by $0.02 and $0.04, respectively. The tax benefit realized from stock-based compensation totaled $8.7 million, $2.5 million and $64.8 million (due to higher than usual stock option exercises) for the years ended December 31, 2008, 2007 and 2006, respectively.
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
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing model does not necessarily provide a reliable measure of the fair value of our employee stock options.
Commitments and Contingencies
Legal Matters
On January 26, 2009, in the United States District Court for the Southern District of New York, four purported shareholders of Stan Lee Media, Inc. (“SLM”), individually and on behalf of all SLM shareholders, filed a derivative action against Marvel, Isaac Perlmutter (our President and Chief Executive Officer), Avi Arad (a former officer and director), Stan Lee, Joan C. Lee, Joan Lee and Arthur Lieberman. The complaint alleges that SLM is the owner of rights in characters co-created by Mr. Lee while he was employed by our predecessors, the Marvel name and trademark, and Mr. Lee’s name and likeness (collectively, the “Intellectual Property”). The plaintiffs allege that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in the Intellectual Property to a predecessor of SLM. Mr. Lee has denied that he had any ownership interest in the Intellectual Property and that any transfer of those rights to SLM ever took place. The complaint in the plaintiffs’ lawsuit also alleges that all defendants committed fraud, were involved in a conspiracy to deprive SLM of its ownership of the Intellectual Property, wrongfully failed to disclose the terms of a 2005 settlement of litigation brought against Marvel by Mr. Lee and wrongfully exploited claimed rights of SLM in the Intellectual Property. The relief sought by the complaint includes a declaration of SLM’s rights in the Intellectual Property, compensatory and punitive damages of $750 million based on alleged breaches of fiduciary duty, unspecified damages for fraud, inducing a breach of fiduciary duty and civil conspiracy, an accounting of profits and the imposition of a constructive trust, unspecified treble damages for violations of SLM’s Lanham Act rights, SLM’s rights of publicity and for unfair business practices. We believe all claims in the complaint are without merit.
On March 30, 2007, in the United States District Court for the Southern District of Illinois, Gary Friedrich and Gary Friedrich Enterprises, Inc. (“Friedrich”) filed a lawsuit against us, and numerous other defendants including Sony Pictures Entertainment, Inc., Columbia Pictures Industries, Inc., Hasbro, Inc. and Take-Two Interactive Software, Inc. That suit has been transferred to the Southern District of New York. The complaint alleges that Friedrich is the owner of intellectual property rights in the character Ghost Rider and that we and other defendants have exploited the Ghost Rider character in a motion picture and merchandise without Friedrich’s consent. Friedrich has asserted numerous claims including copyright infringement, negligence, waste, state law misappropriation, conversion, trespass to chattels, unjust enrichment, tortious interference with right of publicity, and for an accounting. We believe Friedrich’s claims to be without merit.

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
We regularly evaluate our litigation claims to provide assurance that all losses and disclosures are provided for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). Our evaluation of legal matters involves considerable judgment by us. We engage internal and outside legal counsel to assist in the evaluation of these matters. Accruals for estimated losses, if any, are determined in accordance with the guidance provided by SFAS 5.
Income Taxes
We use the liability method of accounting for income taxes as prescribed by Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109). Under this method, income tax expense is based on reported income before income taxes, and deferred income taxes are recorded as a result of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes, measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.
Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are not permanently reinvested.
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
On January 1, 2007, we adopted the provisions of FIN 48, which clarifies accounting for uncertain income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions we determine to be more likely than not of being sustainable upon examination, based on the technical merits of the positions, under the presumption that the taxing authorities have full knowledge of all relevant facts (see Note 8). The determination of which tax positions are more likely than not sustainable requires us to use significant judgments and estimates, which may or may not be borne out by actual results.

Recent Accounting Standards Adopted in 2008
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FSP FAS No. 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements. In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 for reporting as of December 31, 2008 did not have a material impact on our consolidated financial statements.
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
Recent Accounting Standards Not Yet Adopted
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on disclosures in our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we hold bank deposits denominated in various currencies, which subjects us to currency rate fluctuation risk. A substantial portion of our international licenses are denominated in U.S. dollars, which insulates us from currency rate fluctuation risk on the minimum payments under those licenses. Currency fluctuations do affect, however, the value in U.S. dollars of sales of underlying licensed products in local currencies and therefore affect the rate at which minimum guarantees are earned out and the extent to which we receive overages on those licenses. Further, our international licenses that are denominated in foreign currencies subject us to currency rate fluctuation risk with respect to both minimum payments and overages. We believe that the impact of currency rate fluctuations do not represent a significant risk in the context of our current international operations.
In connection with our film facility, to mitigate our exposure to rising interest rates based on LIBOR, we entered into an interest rate cap to cover a majority of the notional amount of anticipated borrowings under this facility. We do not generally enter into any other types of derivative financial instruments in the normal course of business to mitigate our interest rate risk, nor are such instruments used for speculative purposes. In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in our film facility interest rates because of downgrades by S&P or Moody’s. We do not believe the impact of these actual or potential increases to be material.
The current volatility and disruption to the capital and credit markets are causing contraction in the availability of business and consumer credit and has lead to a global recession. This current decrease and any future decreases in economic activity in the United States or other regions in the world in which we do business could significantly and adversely affect our future results of operations and financial condition in a number of ways. These economic conditions could reduce the performance of our theatrical and home entertainment releases and the ability of licensees to produce and sell our licensed consumer products and reduce demand for our publications, thereby reducing our revenues and earnings, and could cause our licensees to be unable or to refuse to make required payments to us under their license agreements.
Additional information relating to our outstanding financial instruments is included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item, the reports of the independent registered public accounting firm on those financial statements and the related required financial statement schedule appear on pages F-2 and following. See the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 13 to the December 31, 2008 Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Marvel’s management has evaluated, with the participation of Marvel’s chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of 2008, the fiscal year covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that those controls and procedures were effective as of the end of 2008.

Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
(1) Marvel’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Marvel, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
(2) The framework used by management to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Securities Exchange Act of 1934 is the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
(3) Marvel management’s assessment is that our internal control over financial reporting was effective as of December 31, 2008, the fiscal year covered by this report.
(4) PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements and financial statement schedule included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report included in this annual report.
Attestation Report of the Independent Registered Public Accounting Firm
The report of PricewaterhouseCoopers LLP referred to immediately above is provided on page F-2 below.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified by Marvel that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 5, 2008, our subsidiaries Marvel Studios, Inc., MVL Productions LLC and MVL Film Finance LLC entered into Amendment No. 7 to Transaction Documents by and among such subsidiaries and Ambac Assurance Corporation, in its capacity as Control Party (“Amendment No. 7”). Amendment No. 7 reduces, effective December 31, 2008, the funding requirement for a liquidity reserve that we are required to keep for the film facility from $45 million to $25 million. In the event that we do not release a film in 2010, 2011 and 2012 or our sixth film under the film facility by August 26, 2012, the liquidity reserve will be increased to $45 million. The above description of the terms of Amendment No. 7 is qualified in its entirety by reference to the full text of Amendment No. 7, which is filed as Exhibit 10.33 to this Annual Report on Form 10-K and is incorporated herein by reference.

On February 17, 2009, the Company and its subsidiaries Marvel Studios, Inc., MVL Productions LLC and MVL Film Finance LLC entered into Amendment No. 8 to Transaction Documents by and among the Company, such subsidiaries, Ambac Assurance Corporation, in its capacity as Control Party and HSBC Bank USA, National Association, it its capacity as Collateral Agent and Collection Account Bank (“Amendment No. 8”). Amendment No. 8 permits Marvel to set a budget for Iron Man 2 that exceeds the maximum budget under our film facility. The film facility will fund the same percentage (i.e., 67%) of any amounts in excess of the cap and will be reimbursed for any such additional amounts out of Marvel’s 5% producer fee on Iron Man 2. Amendment No. 8 also allows Marvel, at its option, to utilize a lower cost completion bond structure. In order to take advantage of this lower cost completion bond structure for a picture, Marvel will need to escrow funds for the duration of production. The escrowed funds on a picture would be at risk in the event that: (i) the picture is abandoned after over $100 million has been expended; or (ii) spending on the picture exceeds 110% of its budget. In addition, Amendment No. 8 technically amends the permitted investments for funds in the film facility’s accounts. The above description of the terms of Amendment No. 8 is qualified in its entirety by reference to the full text of Amendment No. 8, which is filed as Exhibit 10.34 to this Annual Report on Form 10-K and is incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated in this annual report by reference to the information appearing under the captions “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which we intend to file not later than April 30, 2009, with the Securities and Exchange Commission.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated in this annual report by reference to the information appearing under the caption “Executive Compensation” in our definitive proxy statement, which we intend to file not later than April 30, 2009, with the Securities and Exchange Commission.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated in this annual report by reference to the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement, which we intend to file not later than April 30, 2009, with the Securities and Exchange Commission.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated in this annual report by reference to the information appearing under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our definitive proxy statement, which we intend to file not later than April 30, 2009, with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated in this annual report by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement, which we intend to file not later than April 30, 2009, with the Securities and Exchange Commission.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
All financial statements and financial statement schedules filed with this report are listed on page F-1. All required exhibits are listed on the Exhibit Index immediately below.
EXHIBIT INDEX

Exhibit No.

3	(i)
Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3(i) of the Company’s Current Report on Form 8-K dated February 23, 2006 and filed with the Securities and Exchange Commission on March 1, 2006.)

3	(ii)
Amended and Restated Bylaws, as amended through the date hereof. (Incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated October 23, 2008 and filed with the Securities and Exchange Commission on October 29, 2008.)

4.1		Article V of the Restated Certificate of Incorporation (see Exhibit 3(i), above), defining the rights of holders of Common Stock.

4.2
Rights Agreement, dated as of August 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent, defining the rights of holders of Preferred Share Purchase Rights. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 22, 2000 and filed with the Securities and Exchange Commission on September 12, 2000.)

4.3
Amendment to Rights Agreement, dated as of November 30, 2001, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)

4.4
Amendment No. 2 to Rights Agreement, dated as of October 7, 2002, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 4, 2002 and filed with the Securities and Exchange Commission on October 7, 2002.)

10.1		1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)*

10.2		2005 Stock Incentive Plan, as amended. (Filed herewith.)*

10.3
Form of Stock Option Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.4
Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*

10.5
Form of Performance-Based Restricted Stock Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 4, 2005.)*

Exhibit No.

10.6
Form of Performance-Based Phantom Stock Agreement under the Company’s 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

10.7	2005 Cash Incentive Compensation Plan, as amended. (Filed herewith.)*

10.8
Form of Performance-Based Award Letter under the Company’s 2005 Cash Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)*

10.9
Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.10
Registration Rights Agreement, dated as of October 1, 1998, by and among the Company, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust — 1997, and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K/A dated and filed with the Securities and Exchange Commission on October 16, 1998.)*

10.11
Registration Rights Agreement, dated as of December 8, 1998, by and among the Company, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.12
Warrant Shares Registration Right Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.13
Agreement of Sublease dated as of August 5, 2004, by and between CIBC World Markets Corp. and the Company. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 9, 2005.)

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

10.16
Lease, dated as of September 22, 2008, between MVL Productions LLC, as tenant, and CRP MB Studios, L.L.C., as landlord. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.17
Credit Agreement, dated as of November 9, 2005 among Marvel Entertainment, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the Securities and Exchange Commission on November 9, 2005.)

Exhibit No.

10.18
Amendment No. 1 and Reaffirmation Agreement dated as of January 18, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)

10.19
Amendment No. 2 and Reaffirmation Agreement dated as of June 28, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)

10.20
Amendment No. 3 and Reaffirmation Agreement dated as of June 30, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Securities and Exchange Commission on August 8, 2006.)

10.21
Amendment No. 4 and Reaffirmation Agreement dated as of May 7, 2007 to Credit Agreement dated as of November 9, 2005, between Marvel Entertainment, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed with the Securities and Exchange Commission on May 9, 2007.)

10.22
Amendment No. 5 and Reaffirmation Agreement dated as of August 21, 2007 by and among the Registrant, Marvel Characters, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007 and filed with the Securities and Exchange Commission on August 27, 2007.)

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

10.25
Credit and Security Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, as Borrower, the Financial Institutions and Conduit Lenders identified therein, as Lenders, HSBC Bank USA, National Association, as the Collateral Agent and General Electric Capital Corporation, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.26
Insurance and Indemnity Agreement, dated as of August 31, 2005, by and between the Company, MVL Film Finance LLC, MVL Productions LLC, MVL Rights LLC, Marvel Studios, Inc., the Collateral Agent and Ambac Assurance Corporation. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.27
Amendment No. 1 dated as of September 29, 2006 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc., Marvel Characters, Inc., MVL Rights LLC, Ambac Assurance Corporation and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006.)

Exhibit No.

10.28
Amendment No. 2 dated as of February 21, 2007 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc., Marvel Characters, Inc., MVL Rights LLC, Ambac Assurance Corporation and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.29
Amendment No. 3 to Transaction Documents dated as of April 13, 2007 by and among HSBC Bank USA, National Association, in its capacity as Collateral Agent, Ambac Assurance Corporation, in its capacity as Control Party, MVL Productions LLC, Marvel Studios, Inc. and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2007 and filed with the Securities and Exchange Commission on April 19, 2007.)

10.30
Amendment No. 4 dated as of January 15, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.31
Amendment No. 5 dated as of May 30, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.32
Amendment No. 6 dated as of September 17, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. , Marvel Entertainment, Inc , Ambac Assurance Corporation, in its capacity as Control Party and HSBC Bank USA, National Association, in its capacities as Collateral Agent and Collection Account Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 25, 2008 and filed with the Securities and Exchange Commission on September 29, 2008.)

10.33
Amendment No. 7 dated as of December 5, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party. (Filed herewith.)

10.34
Amendment No. 8 dated as of February 17, 2009 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, the Company, Marvel Studios, Inc., HSBC Bank USA, N.A., in its capacities as Collateral Agent and Collection Account Bank, and Ambac Assurance Corporation, in its capacity as Control Party. (Filed herewith.)

10.35
Master Development and Distribution Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, MVL Productions LLC and Marvel Studios, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.36
Assignment Agreement, dated as of August 31, 2005, by and between Marvel Characters, Inc. and MVL Rights LLC. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.37
Exclusive Cross License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.38
Hulk Exclusive Cross License Agreement dated as of September 29, 2006 by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006.)

Exhibit No.

10.39
Iron Man Exclusive Cross License Agreement dated as of September 29, 2006 by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006.)

10.40
Exclusive License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.41
Letter Agreement, dated as of August 31, 2005, by Marvel and agreed and acknowledged by Marvel Studios, Inc., MVL Rights LLC, MVL Productions LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.42
Assignment Agreement dated as of August 30, 2005, by and between Marvel, Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.)

10.43
License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)

10.44
Amendment dated as of February 8, 2006 to License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand, and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)

10.45
Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

10.46
Employment Agreement dated May 31, 2007 between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.47
Amendment No. 1, dated as of August 6, 2007, to Employment Agreement between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.48
Amendment No. 2, dated March 19, 2008, to Employment Agreement between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2008 and filed with the Securities and Exchange Commission on March 25, 2008.)*

10.49
Amended and Restated Employment Agreement, dated March 21, 2008, by and between the Company and John Turitzin. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 19, 2008 and filed with the Securities and Exchange Commission on March 25, 2008.)*

10.50
Amended and Restated Employment Agreement, dated May 2, 2008, by and between the Company and David Maisel. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 2, 2008 and filed with the Securities and Exchange Commission on May 8, 2008.)*

10.51
Employment Agreement dated June 20, 2007 between the Company and Kenneth P. West. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

Exhibit No.

10.52
Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.53
Amendment to Employment Agreement with Isaac Perlmutter dated as of May 1, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.54
Second Amendment to Employment Agreement with Isaac Perlmutter dated as of October 15, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.55
Third Amendment to Employment Agreement with Isaac Perlmutter dated as of May 8, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)*

10.56
Share Disposition Agreement, dated as of May 20, 2007 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.57
Share Disposition Agreement, dated as of February 13, 2008 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 19, 2008 and filed with the Securities and Exchange Commission on February 25, 2008.)*

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
February 27, 2009

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

Signature	Title	Date

/s/ Isaac Perlmutter Isaac Perlmutter	Chief Executive Officer and Vice Chairman of the Board of Directors (principal executive officer)	February 27, 2009

/s/ Kenneth P. West Kenneth P. West	Chief Financial Officer (principal financial officer)	February 27, 2009

/s/ Mark D. Plotkin Mark D. Plotkin	Chief Accounting Officer (principal accounting officer)	February 27, 2009

/s/ Morton E. Handel	Chairman of the Board of Directors	February 27, 2009
Morton E. Handel

/s/ F. Peter Cuneo	Vice Chairman of the Board of Directors	February 27, 2009
F. Peter Cuneo

/s/ James W. Breyer	Director	February 27, 2009
James W. Breyer

/s/ Laurence N. Charney	Director	February 27, 2009
Laurence N. Charney

/s/ Sid Ganis	Director	February 27, 2009
Sid Ganis

/s/ James F. Halpin	Director	February 27, 2009
James F. Halpin

/s/ Richard Solar	Director	February 27, 2009
Richard Solar

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Marvel Entertainment, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of net income, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Marvel Entertainment, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2009

MARVEL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,335	$30,153
Restricted cash	43,647	20,836
Short-term investments	32,975	21,016
Accounts receivable, net	144,487	28,679
Inventories, net	11,362	10,647
Income tax receivable	2,029	10,882
Deferred income taxes, net	34,072	21,256
Prepaid expenses and other current assets	5,135	4,245

Total current assets	379,042	147,714

Fixed assets, net	3,432	2,612
Film inventory	181,564	264,817
Goodwill	346,152	346,152
Accounts receivable, non-current portion	1,321	1,300
Income tax receivable, non-current portion	5,906	4,998
Deferred income taxes, net	13,032	37,116
Deferred financing costs	5,810	11,400
Advances to joint venture partner	870	—
Other assets	455	1,249

Total assets	$937,584	$817,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,025	$3,054
Accrued royalties	76,580	84,694
Accrued expenses and other current liabilities	40,635	37,012
Deferred revenue	81,335	88,617
Film facilities	204,800	42,264
Minority interest to be distributed	—	556

Total current liabilities	405,375	256,197
Accrued royalties, non-current portion	10,499	10,273
Deferred revenue, non-current portion	48,939	58,166
Film facilities, non-current portion	8,201	246,862
Income tax payable, non-current portion	59,267	54,066
Other liabilities	8,612	10,291

Total liabilities	540,893	635,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 134,397,258 issued and 78,408,082 outstanding in 2008 and 133,179,310 issued and 77,624,842 outstanding in 2007	1,344	1,333
Additional paid-in capital	750,132	728,815
Retained earnings	555,125	349,590
Accumulated other comprehensive loss	(4,617)	(3,395)

Total stockholders’ equity before treasury stock	1,301,984	1,076,343
Treasury stock, at cost, 55,989,176 shares in 2008 and 55,554,468 shares in 2007	(905,293)	(894,840)

Total stockholders’ equity	396,691	181,503

Total liabilities and stockholders’ equity	$937,584	$817,358

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Net sales	$676,177	$485,807	$351,798

Costs and expenses:
Cost of revenues (excluding depreciation expense)	191,519	60,933	103,584
Selling, general and administrative	138,506	147,118	123,130
Depreciation and amortization	1,559	5,970	14,322

Total costs and expenses	331,584	214,021	241,036
Other income, net	23,381	2,643	1,798

Operating income	367,974	274,429	112,560
Interest expense	18,984	13,756	15,225
Interest income	3,592	2,559	1,465
Gain on repurchase of debt	1,916	—	—

Income before income tax expense and minority interest	354,498	263,232	98,800
Income tax expense	(133,180)	(98,908)	(39,071)
Minority interest in consolidated joint venture	(15,783)	(24,501)	(1,025)

Net income	$205,535	$139,823	$58,704

Basic and diluted net earnings per share:
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	78,062	79,751	82,161
Effect of dilutive stock options, warrants and restricted stock	602	2,716	5,069

Weighted average shares for diluted earnings per share	78,664	82,467	87,230
Earnings per share:
Basic	$2.63	$1.75	$0.71

Diluted	$2.61	$1.70	$0.67

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated Other
	Common	Common	Deferred	Additional		Comprehensive Loss
	Stock	Stock	Stock	Paid-In	Retained	Foreign	Pension	Treasury
	Shares	Amount	Compensation	Capital	Earnings	Currency	Liability	Stock	Total
	(in thousands)

Balance at December 31, 2005	90,206	$1,217	$(6,242)	$594,873	$169,762	$45	$(3,519)	$(395,536)	$360,600

Impact of adoption of SFAS 123R	(502)	(4)	6,242	(6,238)	—	—	—	—	—
Employee stock options exercised	7,075	70	—	46,812	—	—	—	—	46,882
Tax benefit of stock options exercised, net	—	—	—	64,802	—	—	—	—	64,802
Restricted stock vesting	152	1	—	(1)	—	—	—	—	—
Common stock retired	(46)	—	—	(828)	—	—	—	—	(828)
Treasury stock, at cost	(15,558)	—	—	—	—	—	—	(287,350)	(287,350)
Compensatory stock expense	—	—	—	11,040	—	—	—	—	11,040
Net income	—	—	—	—	58,704	—	—	—	58,704
Other comprehensive income	—	—	—	—	—	147	894	—	1,041

Comprehensive income	—	—	—	—	—	—	—	—	59,745

Balance at December 31, 2006	81,327	1,284	—	710,460	228,466	192	(2,625)	(682,886)	254,891

Impact of adoption of FIN 48	—	—	—	265	(18,699)	—	—	—	(18,434)
Employee stock options exercised	676	8	—	12,052	—	—	—	—	12,060
Tax benefit of stock options exercised, net	—	—	—	(604)	—	—	—	—	(604)
Restricted stock vesting	4,109	41	—	(41)	—	—	—	—	—
Common stock retired	(47)	—	—	(1,243)	—	—	—	—	(1,243)
Treasury stock, at cost	(8,460)	—	—	—	—	—	—	(211,954)	(211,954)
Compensatory stock expense	—	—	—	7,926	—	—	—	—	7,926
Warrants issued for services	20	—	—	—	—	—	—	—	—
Net income	—	—	—	—	139,823	—	—	—	139,823
Other comprehensive income (loss)	—	—	—	—	—	150	(1,112)	—	(962)

Comprehensive income	—	—	—	—	—	—	—	—	138,861

Balance at December 31, 2007	77,625	1,333	—	728,815	349,590	342	(3,737)	(894,840)	181,503

Employee stock options exercised	982	8	—	8,564	—	—	—	—	8,572
Tax benefit of stock options exercised, net	—	—	—	8,734	—	—	—	—	8,734
Restricted stock vesting	320	3	—	(3)	—	—	—	—	—
Common stock retired	(84)	—		(2,170)	—	—	—	—	(2,170)
Treasury stock, at cost	(435)	—	—	—	—	—	—	(10,453)	(10,453)
Compensatory stock expense	—	—	—	6,192	—	—	—	—	6,192
Net income	—	—	—	—	205,535	—	—	—	205,535
Other comprehensive loss	—	—	—	—	—	(1,154)	(68)	—	(1,222)

Comprehensive income	—	—	—	—	—	—	—	—	204,313

Balance at December 31, 2008	78,408	$1,344	$—	$750,132	$555,125	$(812)	$(3,805)	$(905,293)	$396,691

See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Cash flows from operating activities:
Net income	$205,535	$139,823	$58,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,559	5,970	14,322
Amortization of film inventory	135,339	—	—
Gain on repurchase of debt	(1,916)	—	—
Amortization of deferred financing costs	4,981	4,980	4,980
Unrealized loss on interest rate cap and foreign currency forward contracts	1,008	915	1,504
Non-cash charge for stock based compensation	6,192	7,926	11,040
Excess tax benefit from stock-based compensation	(8,734)	(2,454)	(45,569)
Gain on sales of equipment	—	—	(133)
Impairment of long term assets	1,663	1,301	962
Deferred income taxes	11,500	1,161	(300)
Minority interest of joint venture (net of distributions of $16,743 in 2008 and $14,751 in 2007)	(960)	9,750	(5,046)
Changes in operating assets and liabilities:
Accounts receivable	(115,829)	42,292	7,127
Inventories	(715)	(423)	(1,047)
Income tax receivable	—	30,963	—
Prepaid expenses and other current assets	(890)	2,986	(2,446)
Film inventory	(53,135)	(251,045)	(15,055)
Other assets	(214)	(46)	172
Deferred revenue	(16,509)	(28,956)	140,087
Income taxes payable	21,151	17,820	(1,296)
Accounts payable, accrued expenses and other current liabilities	(8,738)	10,431	(9,831)

Net cash provided by (used in) operating activities	181,288	(6,606)	158,175

Cash flow (used in) provided by investing activities:
Purchases of fixed assets	(2,384)	(2,169)	(10,034)
Expenditures for product and package design	—	(490)	(6,252)
Proceeds from sales of equipment	—	—	1,876
Sales of short-term investments	66,055	333,380	80,671
Purchases of short-term investments	(78,014)	(354,396)	(65,532)
Change in restricted cash	(22,811)	(12,309)	(144)

Net cash (used in) provided by investing activities	(37,154)	(35,984)	585

Cash flow (used in) provided by financing activities:
Borrowings from film facilities	106,300	255,926	7,400
Repayments of film facilities	(180,509)	—	—
Borrowings from line of credit	—	2,000	169,200
Repayments of line of credit	—	(19,000)	(152,200)
Deferred financing costs	—	(609)	—
Purchase of treasury stock	(10,453)	(211,954)	(287,350)
Exercise of stock options	8,572	12,060	46,882
Excess tax benefit from stock-based compensation	8,734	2,454	64,802

Net cash (used in) provided by financing activities	(67,356)	40,877	(151,266)

Effect of exchange rates on cash	(1,596)	(79)	224

Net increase (decrease) in cash and cash equivalents	75,182	(1,792)	7,718
Cash and cash equivalents, at beginning of year	30,153	31,945	24,227

Cash and cash equivalents, at end of year	$105,335	$30,153	$31,945

Supplemental disclosure of cash flow information:
Interest paid	$18,028	$4,564	$10,009
Income taxes paid	100,862	91,476	38,174
Income tax refund	—	42,064	12,180
See Notes to Consolidated Financial Statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
1. Description of Business and Basis of Presentation
Marvel Entertainment, Inc. and its subsidiaries are one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.
We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production. We no longer have a Toy segment. During early 2008, we completed our exit from toy manufacturing activities. We also completed a change in the focus of the support that we provide to Hasbro, Inc. (“Hasbro”), which resulted in changes to our internal organizational structure and staff reductions. These events altered our internal reporting of segment performance, with the result that we are including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe to third parties, such as movie studios, on our Hasbro revenue) within our Licensing segment. Those revenues and expenses were formerly included in our Toy segment. Our remaining activities related to our terminated toy manufacturing business are included with Corporate overhead in “All Other”. We have reclassified prior-period segment information to conform to the current-year presentation.
The expansion of our studio operations to include feature films that we produce ourselves began in late 2005 with our entering into a $525 million film facility (the “Film Facility”) to fund the production of our films. This expansion resulted in the creation of a new segment, the Film Production segment, during 2006. Previously, Marvel Studios’ operations related solely to the licensing of our characters to third-party motion picture and television producers. Those licensing activities were, and still are, included in the Licensing segment. The operations of developing and producing our own theatrical releases are reported in our Film Production segment.
In connection with the film facility, we have formed the following wholly-owned subsidiaries: Assembled Productions LLC, MVL Rights LLC, MVL Productions LLC, Incredible Productions LLC, Iron Works Productions LLC, Iron Works Productions II LLC, MVL Iron Works Productions Canada, Inc., Vita-Ray Productions LLC, MVL Incredible Productions Canada, Inc. and MVL Film Finance LLC (collectively, the “Film Slate Subsidiaries”). The assets of MVL Film Finance LLC have been pledged as collateral to secure our film facility debt. The assets of the other Film Slate Subsidiaries, other than MVL Productions LLC, are not available to satisfy debts or other obligations of any of our other subsidiaries or any other persons.
We are party to a joint venture with Sony Pictures Entertainment Inc., called Spider-Man Merchandising L.P. (the “Joint Venture”), for pursuing licensing opportunities, relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony. The Joint Venture is consolidated in our consolidated financial statements as a result of our having control of all significant decisions relating to the ordinary course of business of the Joint Venture and our receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries and the Joint Venture. Upon consolidation, all inter-company accounts and transactions are eliminated.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal areas of judgment in our consolidated financial statements relate to the estimate of ultimate revenues for each of our films, the realizability of film inventory, valuation allowances for deferred income tax assets, reserves for uncertain tax positions, character allocation in computing studio share of royalties payable, the reserve for uncollected minimum royalty guarantees, provisions for returns, pension plan assumptions, the realizability of goodwill, the realizability of inventories, other sales allowances and doubtful accounts, depreciation and amortization periods for equipment, litigation related accruals, and forfeiture rates related to employee stock compensation. Actual results could differ from these estimates.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits. Cash equivalents at December 31, 2008 consist principally of U.S. Treasury Bills (with an original maturity of three months or less) and short-term bank CD’s (covered by the U.S. Government’s Temporary Liquidity Guarantee Program). Cash equivalents at December 31, 2007 consisted principally of U.S. Treasury Bills (with an original maturity of three months or less).
Restricted Cash
Restricted cash primarily consists of cash that has been pledged to secure the film facility and is not available for our general corporate purposes (see Note 5).
Restricted cash also includes cash balances of the Joint Venture that are not freely available to either Sony Pictures or us until distributed. Distributions are made no less than on a quarterly basis.
Accounting for Joint Venture
The operations of the Joint Venture have been consolidated in our consolidated financial statements, including revenues of $57.4 million, $122.0 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Joint Venture distributes to us and to Sony Pictures all cash received, proportionate to each party’s interest, on at least a quarterly basis. At December 31, 2008, advances to joint venture partner of $0.9 million reflects distributions made to Sony Pictures in connection with cash received by the Joint Venture from minimum royalty advances on licensing contracts for which the Joint Venture has not yet recognized revenue and earnings thereon. These advances or payments due are classified as current or non-current consistent with the classification of deferred revenue related to such advances, which is based on when the underlying deferred revenue is scheduled to be recognized. At December 31, 2007, we had $0.6 million in minority interest distributions due to Sony Pictures.
Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market (see Note 3).

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
Fixed Assets
Fixed assets are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization is computed using the straight-line method generally over a three to five-year life for furniture and fixtures and office equipment, and over the shorter of the life of the underlying lease or estimated useful life for leasehold improvements. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which is generally 3 years. For software developed for internal use, all external direct costs for materials and services are capitalized in accordance with AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Total capitalized internal use software costs were $5.5 million and $3.5 million at December 31, 2008 and 2007, respectively. Accumulated depreciation and amortization for fixed assets was $4.7 million and $3.2 million at December 31, 2008 and 2007, respectively, of which $3.0 million and $2.0 million related to internal use software. Amortization expense for internal use software was $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Goodwill
We have significant goodwill on our balance sheet, which resulted from the acquisition of Marvel Entertainment Group, Inc. in 1998. Goodwill is accounted for under the guidance provided by Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, goodwill is allocated to various operating segments (see Note 11).
To determine if there is potential goodwill impairment, SFAS 142 requires us to compare the fair value of each of our reporting units (which are our operating segments) to its carrying amount on an annual basis. To determine the fair value of our reporting units, we generally use a present value technique (forecasted discounted cash flow) corroborated by market multiples when available and as appropriate. If the fair value of our reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. As of December 31, 2008, our goodwill was not impaired.
Long-Lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.
Film Production Operations
As a film development company, MVL Productions LLC, a wholly-owned consolidated subsidiary of ours, engages in a broad range of pre-production services. Those services include developing film concepts and screenplays, preparing budgets and production schedules, obtaining production insurance and completion bonds and forming special-purpose, bankruptcy-remote subsidiaries to produce each film as a work-made-for-hire for MVL Film Finance LLC. MVL Productions LLC has also entered into a studio distribution agreement with Paramount Pictures Corporation and, solely with respect to The Incredible Hulk theatrical release, with Universal Pictures, a division of Universal City Studios, LLP.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
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
We account for our film inventory under the guidance provided by AICPA Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). We capitalize all direct film production costs, such as labor costs, visual effects and set construction. Those capitalized costs, along with capitalized production overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory. Production overhead includes allocable costs, including cash and stock compensation and benefits, of individuals or departments with exclusive or significant responsibility for the production of films. Capitalization of production overhead and interest costs commences upon completion of the requirements for funding the production under the film facility and ceases upon completion of the production. In 2008, 2007 and 2006, we capitalized interest costs of $5.1 million, $8.4 million and $0.2 million, respectively.
We also capitalize the costs of projects in development into film inventory. Those costs consist primarily of script development. In the event that a film does not begin pre-production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs related to these projects are expensed. During 2008 and 2007, $1.7 and $1.3 million, respectively, of film development costs were written off and included in selling, general and administrative expenses in the accompanying consolidated statements of net income.
Once a film is released, using the individual-film-forecast computation method, the amount of film inventory relating to that film is amortized and included in each period’s costs of revenue in the proportion that the film’s revenue during the period bears to the film’s then-estimated total revenue, net of the distributor’s costs, over a period not to exceed ten years (ultimate revenues). Estimates of ultimate revenues for each film are regularly reviewed and revised as necessary based on the latest available information. Reductions in those revenue estimates could result in the write-off, or the acceleration of the amortization, of film inventory in that reporting period; increases in those revenue estimates could result in reduced amortization in that period.
As of December 31, 2008, film inventory, net of amortization, primarily relates to the Iron Man and The Incredible Hulk productions.
Film Revenue
The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.
After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts. Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor. Our share of the film’s receipts, as described above, is recognized as revenue when reported due to us by the distributor, and as noted above, will not occur until the distributor has recovered their costs. We have also received minimum guarantees from local distributors in five territories. In those territories, we began to recognize revenue when the film was made available for exhibition in theaters.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
Revenue from the sale of home video units is recognized when our distributors report as due to us the home video sale proceeds that they have collected from retailers. We provide for future mark-downs and returns of home entertainment product at the time the related revenue is recognized, using estimates. Our estimates are calculated by analyzing a combination of our distributors’ historical returns and mark-down practices, our distributors’ estimates of returns of our home video units, current economic trends, projections of consumer demand for our home video units and point-of-sale data available from retailers. We periodically review our estimates using the latest information available.
As of December 31, 2008, we recorded a receivable of $119.5 million due from a distributor, primarily related to net collected revenue from the Iron Man film. This receivable was collected in full on February 17, 2009.
Revenue from both free and pay television licensing agreements is recognized at the time the production is made available for exhibition in those markets.
Deferred Financing Costs
Deferred financing costs relate to our film facility (see Note 4) and are being amortized over the minimum expected term of the facility, which approximates 4.5 years. Amortization for each of the years ended December 31, 2008, 2007 and 2006 was $5.0 million.
Treasury Shares
We account for treasury shares using the cost method. During the year ended December 31, 2008, we repurchased 0.4 million shares of our common stock at a cost of $10.5 million. During 2007, we repurchased 8.5 million shares of our common stock at a cost of $212.0 million under two stock repurchase programs. As of December 31, 2008, 31.4 million of our shares held in treasury are pledged as collateral under the HSBC Line of Credit, as defined in Note 4 below.
Comprehensive Income
We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which established standards for reporting and display of comprehensive income or loss and its components. Comprehensive income or loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For us, comprehensive income represents net income adjusted for the unrecognized loss related to the minimum pension liability of a former subsidiary and cumulative foreign currency translation adjustments associated with our foreign subsidiary. In accordance with SFAS 130, we have chosen to disclose comprehensive income in our accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Other comprehensive loss is reflected net of income tax benefit (expense) of ($0.1) million in 2008, $0.7 million in 2007 and ($0.2) million in 2006.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
Revenue Recognition
Book Sales, Sales Returns and Customer Allowances
Trade paperback and hardcover book sales, returnable comic books and custom publishing, are recorded when title and risk of ownership have passed to the buyer. Provisions for future returns and other sales allowances are established based upon historical experience, adjusting for current economic and other factors affecting the customer. We regularly review and revise, when considered necessary, our estimates of sales returns based primarily upon actual returns, and estimated sell-through at the retail level. No provision for sales returns is provided when the terms of the underlying sales do not permit the customer to return product to us. Return rates for returnable comic book sales, traditionally sold at newsstands and bookstores, are typically higher than those related to trade paperback and hardcover book sales.
Comic book revenues — non-returnable and other
Sales of comic books to the direct market, our largest channel of comic book distribution, are made on a non-returnable basis and related revenues are recognized in the period the comic books are made available for sale (on-sale date established by us). Revenue from advertising in our comic books is also recognized in the period that the comic books are made available for sale. Subscription revenues related to our comic book business are generally collected in advance for a one-year subscription and are recognized as income on a pro rata basis over the subscription period as the comic books are delivered. Online advertising revenue is recognized in the period the advertisements are delivered. Subscription revenues related to our digital comic book business are generally collected in advance and are recognized as income on a pro rata basis over the subscription period, which ranges from one month to one year.
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
As discussed in Note 1, beginning in 2008 we are including revenues earned from Hasbro, and related expenses, in our Licensing segment.
Revenues related to the licensing of animation are recognized when persuasive evidence of a sale or licensing arrangement with a customer exists, when an episode is delivered in accordance with the terms of the arrangement, when the license period of the arrangement has begun and the customer can begin its exhibition, when the arrangement fee is fixed or determinable, and when collection of the arrangement fee is reasonably assured.
Advertising Costs
Advertising production and media costs are expensed when the advertisement is first run. For the years ended December 31, 2008, 2007, and 2006, advertising expenses were $1.4 million, $1.7 million and $3.0 million, respectively. As noted above, advertising costs for our self-produced films are borne by our distributors.
Studio and Talent Share of Royalties
We share merchandise licensing revenues with movie studio licensees for Marvel characters portrayed in theatrical releases. Typically, the studio is paid up to 50% of the total license income derived from licensing for a specific character, in most cases net of a distribution fee retained by us, and in some instances with adjustments for characters that have generated sales prior to the theatrical release. In accounting for amounts payable to studios under multi-character licensing agreements, we make an initial estimate of how minimum guarantees recognized as revenue will be shared among the various studios. This estimate is subsequently adjusted based on actual royalties reported to us by our licensees. We also share merchandise licensing revenue with talent for the use of their likeness in licensed products. We accrue our obligation to talent based upon the talent’s contractual participation rate. In the case of licensed films, we depend on the licensee to provide that information to us. In 2008, 2007 and 2006, we provided $27.2 million, $42.8 million and $23.6 million, respectively, for the share of royalties due to movie studios and talent. The 2008 expense reflects an $8.3 million reduction to our estimate of royalties payable to talent.
Income Taxes
We use the liability method of accounting for income taxes as prescribed by Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, income tax expense is based on reported income before income taxes, and deferred income taxes are recorded as a result of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes, measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.
Income tax expense includes U.S. federal, state and local, and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are not permanently reinvested.
We consider future taxable income and potential tax planning strategies in assessing the potential need for valuation allowances against our deferred tax assets. If actual results differ from estimates or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate in future periods.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions which we have determined to be more likely than not sustainable upon examination, based on the technical merits of the positions under the presumption that the taxing authorities have full knowledge of all relevant facts (see Note 9). The determination of which tax positions are more likely than not sustainable requires us to use significant judgments and estimates, which may or may not be borne out by actual results.
Foreign Currency Translation
The financial position and results of all of our foreign operations are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows of foreign subsidiaries are translated at the average rate of exchange prevailing during the period.
Pension
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 also eliminates the option to use an early measurement date effective for fiscal years ending after December 15, 2008. We adopted the recognition provisions of SFAS 158 effective December 31, 2006, and early adopted the measurement provision in the first quarter of 2007. The impact of this adoption was minimal as a result of our already reporting our unfunded obligation related to the Fleer/Skybox Plan (as defined in Note 10), a frozen plan, as a liability in the statement of financial position.
Stock-Based Compensation
We account for stock-based compensation cost under the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock to be reflected in the statement of cash flows as a financing activity rather than an operating activity. In connection with the implementation of SFAS No. 123R, we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period.
We did not grant any stock option awards during 2008, 2007 or 2006. As of December 31, 2007, all of our issued stock options have vested and, accordingly, we have no remaining unrecognized compensation cost related to nonvested stock option awards and therefore, there was no compensation expense related to previously granted stock options in 2008. During the years ended December 31, 2007 and 2006, we recognized $2.3 million and $5.9 million, respectively, of compensation expense associated with previously granted stock options, which was classified in selling, general and administrative expense. The charge for the years ended December 31, 2007 and 2006, net of income tax benefit of $0.9 million and $2.3 million, respectively, has reduced basic and diluted earnings per share by $0.02 and $0.04, respectively. The tax benefit realized from stock-based compensation totals $8.7 million, $2.5 million and $64.8 million (due to higher than usual stock option exercises) for the years ended December 31, 2008, 2007 and 2006, respectively.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
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
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing model does not necessarily provide a reliable measure of the fair value of our employee stock options.
Concentration of Risk
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
We distribute our comic books to the direct market through Diamond Comic Distributors, Inc., which handles the vast majority of all publishers’ direct market distribution. Termination of this distribution agreement, or Diamond’s inability to perform under it, could significantly disrupt our publishing operations.
In the third quarter of 2008, we entered into a distribution agreement with Paramount Pictures Corporation and Viacom Overseas Holdings C.V. (collectively, “Paramount”). Pursuant to this, Paramount has agreed to distribute our next four self-produced feature films. Termination of this distribution agreement could significantly disrupt our film production operations.
Earnings Per Share
In accordance with SFAS No. 128 “Earnings Per Share”, basic income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the periods. The computation of diluted income per share is similar to the computation of basic income per share, except the number of shares is increased assuming the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasury stock method, unless the effect is anti-dilutive. For the years ended December 31, 2008, 2007 and 2006, 333,333, 375,000 and 948,508 of stock options, respectively, with exercise prices greater than the average fair market price for the period, were anti-dilutive and not included in the diluted earnings per share calculations because of their anti-dilutive effect. In addition, a warrant, issued in 2005, to purchase 260,417 shares of our common stock with an exercise price greater than the average fair market price for a period, was anti-dilutive and not included in the diluted earnings per share calculations because of its anti-dilutive effect during the first three quarters of 2006. In the fourth quarter of 2006 through the third quarter of 2007, this warrant was in the money, and included in the diluted earnings per share calculation. In September 2007, these warrants were exercised in a cashless exercise that resulted in the issuance of 19,830 shares of common stock.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
2. Summary of Significant Accounting Policies (continued)
Recent Accounting Standards Adopted in 2008
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FSP FAS No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements. In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 for reporting as of December 31, 2008 did not have a material impact on our consolidated financial statements.
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
Recent Accounting Standards Not Yet Adopted
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on disclosures in our consolidated financial statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
3. Details of Certain Balance Sheet Accounts

	December 31,
	2008	2007
	(in thousands)
Accounts receivable, net, consists of the following:
Licensing:
Accounts receivable	$9,434	$13,330
Less allowances for doubtful accounts	(278)	(626)

Total licensing	9,156	12,704

Publishing:
Accounts receivable	30,474	29,345
Less allowances for:
Doubtful accounts	(266)	(175)
Allowance for returns	(14,460)	(15,019)

Total publishing	15,748	14,151

Film Production
Accounts receivable (See Note 2)	119,459	—

All Other:
Accounts receivable	124	2,124
Less allowances for doubtful accounts	—	(300)

Total All Other	124	1,824

Total	$144,487	$28,679

Inventories, net, consists of the following:
Publishing:
Finished goods	$5,734	$5,264
Editorial and raw materials	5,628	4,904

Total publishing	11,362	10,168

All Other:
Finished goods	—	479

Total	$11,362	$10,647

Accounts receivable — licensing, non-current portion are due as follows:
2009	$—	$1,370
2010	1,381	—
Discounting	(60)	(70)

Total	$1,321	$1,300

Film inventory, net, consist of the following:
Theatrical Films
Released, net of amortization	$172,224	$—
In Production	—	261,826
In development or pre-production	7,257	2,991

Total	179,481	264,817

Animated television productions
In development or pre-production	2,083	—

Total film inventory, net	$181,564	$264,817

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
3. Details of Certain Balance Sheet Accounts (continued)

	December 31,
	2008	2007
	(in thousands)
Accrued royalties consists of the following:
Merchandise royalty obligations	$1,556	$2,796
Freelance talent	4,005	4,570
Studio and talent share of royalties	71,019	77,328

Total	$76,580	$84,694

Accrued expenses and other current liabilities consist of the following:
Inventory purchases	$2,030	$2,327
Bonuses	12,860	8,059
Legal fees and litigation accruals	2,111	1,625
Licensing common marketing fund	9,441	7,498
Interest	3,675	5,639
Other accrued expenses	10,518	11,864

Total	$40,635	$37,012

Based on our current estimates, approximately $93.3 million of film inventory for our released films is expected to be amortized during the twelve-month period beginning on January 1, 2009 using the individual-film-forecast computation method. In addition, based on our current estimates of ultimate revenue from our released feature films, we expect to amortize approximately 84% of unamortized film inventory of released films at December 31, 2008 during the three-year period beginning January 1, 2009.
4. Debt Financing
Our debt facilities, used in connection with our film-production activities, and our general corporate credit line are described below.
Film Facilities
Film Facility
MVL Film Finance LLC maintains a $525 million credit facility for producing theatrical motion pictures based on some of our specified characters. MVL Film Finance LLC’s ability to borrow under the film facility expires on September 1, 2012. The film facility expires on September 1, 2016, subject to extension by up to ten months under certain circumstances. The expiration date and final date for borrowings under the film facility occur sooner if the films produced under the facility fail to meet certain defined performance measures. The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt and, as discussed below, was repurchased by us. Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt investment grade ratings. In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt. In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt but in no event less than $3.4 million per year. The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac (assuming the minimum has been reached).

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
4. Debt Financing (continued)
During 2008, our wholly-owned subsidiary, MVL International C.V. repurchased all $60 million of the mezzanine debt for $58.1 million, which resulted in a gain of $1.9 million that is included in other income in the accompanying consolidated statement of net income. The mezzanine debt remains outstanding and MVL International C.V. receives the interest payments made by MVL Film Finance LLC with respect to this debt. The interest expense and interest income related to the mezzanine debt are therefore eliminated in our consolidated results and our consolidated financial position does not include the mezzanine debt.
All future interest payable under the film facility must now be paid from the films’ net collections, rather than from any of our other sources of cash. Effective December 31, 2008, the film facility requires us to maintain a liquidity reserve of $25 million, included in restricted cash, to cover future interest payments in the event that the films’ net collections are not sufficient to make these payments. If we do not release a film in 2010, 2011 and 2012 or our sixth film under the facility by August 26, 2012, the liquidity reserve requirement will be increased to $45 million.
The film facility also requires us to maintain an interest reserve equal to the subsequent quarter’s estimated interest. As of December 31, 2008, this reserve was $6.4 million and is included in restricted cash.
The interest rate for outstanding senior bank debt is currently LIBOR (1.43% at December 31, 2008) or the commercial paper rate, as applicable, plus 2.935%. The LIBOR rate on our outstanding senior bank debt resets to the quoted LIBOR rate two business days preceding the commencement of each calendar quarter. The commercial paper rate resets periodically depending on how often our lenders issue commercial paper to fund their portion of our outstanding debt. The weighted average interest rate of our senior bank debt was 5.78% at December 31, 2008. The interest rate for the mezzanine debt is LIBOR plus 7.0%. As noted above, we have repurchased the mezzanine debt and, accordingly, interest expense, from the dates of repurchase, related to the mezzanine debt is no longer reflected in our consolidated operating results.
The film facility requires us to pay a fee on any senior bank debt capacity that we are not using. This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.
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
If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%. In addition, if the ratio of our indebtedness, excluding the film facility, to our total capital, defined as our consolidated equity plus indebtedness excluding film facility indebtedness, were to exceed 0.4 to 1.0, then the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%. In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in interest rates described above. We do not believe the actual or potential impact from these rate increases to be material.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
4. Debt Financing (continued)
Proceeds from our films must be used to pay amounts due under the film facility. Although the principal under our film facility is not due until September 1, 2016, at the earliest, interest and facility fees are due on a quarterly basis. The excess funds remaining after payment of all amounts due under the film facility are deposited into a “borrower-blocked” account. Amounts in the borrower-blocked account are applied to fund required reserves (discussed above) and pay amounts that become due under the film facility (such as interest and Ambac fees). If the reserves are fully funded and all amounts due have been paid, additional amounts may, at Marvel’s discretion, either be retained in the borrower-blocked account, used to fund future production costs, or used to repay film facility debt. Upon our completion of three films, amounts in the borrower blocked account may also, at our discretion, be distributed to us on an unrestricted basis, provided that these funds exceed certain thresholds. During the year ended December 31, 2008, in addition to the repurchase of the mezzanine debt, we funded the required reserves described above and repaid $62.8 million of film facility debt, using a combination of net collections from our films and our own funds.
The borrowings under the film facility are non-recourse to us and our affiliates, other than MVL Film Finance LLC. In other words, only MVL Film Finance LLC, and not our other affiliated companies, will be responsible for paying back amounts borrowed under the film facility. MVL Film Finance LLC has pledged all of its assets, principally consisting of the theatrical film rights to the characters included in the film facility and the rights to completed films or films in production, as collateral for the borrowings. The film facility requires the maintenance of a minimum tangible net worth, a prospective cash coverage test, an historical cash coverage test and an asset coverage ratio, each measured quarterly, and compliance with various administrative covenants. We have maintained compliance with all required provisions of the film facility since its inception.
For any film included in the film facility, an initial funding may be made only if certain conditions are met. The conditions include obtaining a satisfactory completion bond and production insurance for the film, and compliance with representations, warranties and covenants. To obtain a completion bond, we will need to have in place the main operational pieces to producing a film, including approved production, cash flow and delivery schedules, an approved budget, an approved screenplay and the key members of the production crew, including the director. As a condition to the initial funding of the fifth film to be produced under the film facility and each film thereafter, we will have to satisfy an interim asset, which is the asset coverage ratio, discussed above, calculated at the time of this initial funding request. Until recently, we would also have been required, before the fifth film’s funding, either to obtain a cumulative, minimum budget percentage (33%) from our pre-sales of film distribution rights in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”), together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing, or to fund that budget percentage with our own cash (the “Pre-Sales Test”). The Pre-Sale Test has now been effectively subsumed by other terms of the film facility, as explained below. Future distribution in the Reserved Territories will be handled by Paramount, with limited exceptions.
The film facility requires us to fund 33% of the budget of each film distributed under the distribution agreement with Paramount that we entered into in the third quarter of 2008. The film facility will provide up to 67% of the budget (reduced by the proceeds of any co-financing). After deduction of Paramount’s distribution fees and expenses in the Reserved Territories, we will be entitled to recoup our 33% contribution from all film proceeds from the Reserved Territories. Our recoupment will be crossed among all films distributed under the new distribution agreement with Paramount and among all Reserved Territories. After recoupment of our 33% contribution, all additional film proceeds from the Reserved Territories will be used to pay down borrowings under the film facility.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
4. Debt Financing (continued)
In January 2009, we repaid $16.3 of film facility borrowings with our own cash. That payment, combined with the pre-sales of distribution rights in the Reserved Territories and other co-financing proceeds for Iron Man and The Incredible Hulk, equals 33% of those films’ budgets. Because of the requirement that we fund 33% of future films, we therefore expect to be in compliance, without any further action on our part, with the Pre-Sale Test when it is first applied (upon funding of the fifth film) and at all relevant times thereafter.
We entered into an interest rate cap agreement in connection with the film facility whereby LIBOR is capped at 6.0% for debt outstanding under the film facility up to certain stipulated notional amounts, which vary over the term of the film facility. The notional amount of debt associated with the interest rate cap agreement at December 31, 2008 was $300 million. The interest rate cap is recorded at its fair value of $0.1 million at December 31, 2008 and is included in other assets in the accompanying consolidated balance sheets. Fair value of the interest rate cap at December 31, 2007 was $1.1 million. Gains and losses from changes in the fair value of the interest rate cap are recorded within Other Income in the accompanying consolidated statements of net income. The interest rate cap expires on October 15, 2014.
As of December 31, 2008, MVL Film Finance LLC had $213.0 million ($246.9 million as of December 31, 2007) in outstanding senior bank debt under the film facility. Of these borrowings, $204.8 million are classified as current in the accompanying consolidated balance sheets, which represents the amount we estimate to be repaid over the twelve-month period beginning on January 1, 2009. Borrowings have been used to fund direct production costs of our Iron Man and The Incredible Hulk feature films, to fund the interest payments and liquidity reserve of the film facility, to fund the finance transaction costs related to the closing of the facility and to purchase the interest rate cap. We repaid $127.6 million of our film facility debt in early 2009, using a combination of net collections from Iron Man and our own funds. We expect to borrow approximately $150 million under our film facility during 2009.
Iron Man Facility
On February 27, 2007, we closed a $32.0 million financing with Comerica Bank (the “Iron Man Facility”) through our wholly-owned consolidated subsidiary, Iron Works Productions LLC. The proceeds of this financing were used solely to fund the production of our Iron Man feature film and were collateralized by minimum guarantees related to distributors’ rights to distribute Iron Man in the Reserved Territories. During 2008, the Iron Man Facility was repaid in full using the funds received from these minimum guarantees.
Hulk Facility
On June 29, 2007, we closed a $32.0 million financing with HSBC Bank USA, National Association (the “Hulk Facility”) through our wholly-owned consolidated subsidiary, Incredible Productions LLC. The proceeds of this financing were used solely to fund the production of our The Incredible Hulk feature film and were collateralized by minimum guarantees related to distributors’ rights to distribute The Incredible Hulk in the Reserved Territories. During 2008, the Hulk Facility was repaid in full using the funds received from these minimum guarantees.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
4. Debt Financing (continued)
Corporate Line of Credit
We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit. The HSBC Line of Credit expires on March 31, 2010. Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock. During the quarter ended September 30, 2007, the HSBC Line of Credit was amended to replace the minimum net worth covenant with a net income covenant and a minimum market capitalization requirement. The HSBC Line of Credit, as amended, contains customary event-of-default provisions and a default provision based on our market capitalization. We continue to be in compliance with the covenants of the facility, which include net income, leverage and free cash flow. The HSBC Line of Credit is secured by a lien in (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum. As of December 31, 2008, we had no borrowings outstanding under the HSBC Line of Credit.
5. Stock-Based Compensation
On April 28, 2005, our stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”). Since that date, new awards can no longer be made under our 1998 Stock Incentive Plan (the “1998 Plan”) (together with the 2005 Plan, the “Plans”), but all outstanding awards under the 1998 Plan continue in accordance with their terms. The 2005 Plan authorizes a range of awards including stock options, stock appreciation rights, restricted stock, other awards based on common stock, dividend equivalents, performance shares or other stock-based performance awards, and shares issuable in lieu of rights to cash compensation. Eligible recipients of awards under the 2005 Plan include officers, employees, consultants and directors. Under the 2005 Plan, 4.0 million shares plus the approximately 2.6 million shares unused (out of 24 million authorized) under the 1998 Plan at the time of the 2005 Plan’s inception, along with shares subject to awards under the 1998 Plan that are not delivered to the award’s recipient (e.g., because the recipient’s employment ends before the award vests), may be the subject of future awards. Under the 2005 Plan, no more than 2.0 million shares plus any unused portion of the preceding year’s limit may be the subject of awards to any one person during a calendar year as “performance-based” compensation intended to qualify under Section 162(m) of the Internal Revenue Code. During any five-year period, no more than 250,000 shares may be the subject of awards under the 2005 Plan to any one non-employee director. Options granted under the 2005 Plan may not be “repriced” (as defined in the rules of the New York Stock Exchange) without stockholder approval. Our practice has been to provide newly issued shares upon exercise of stock options and for granting of restricted stock.
Information with respect to options issued under the Plans is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2008	2,204,539	$14.83
Canceled	(88,475)	16.05
Exercised	(982,046)	8.73

Outstanding at December 31, 2008	1,134,018	$20.01

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
5. Stock-Based Compensation (continued)
Stock options outstanding at December 31, 2008 are summarized as follows:

	Outstanding and	Weighted Average	Weighted
	Exercisable	Remaining	Average
	Options at	Contractual Life —	Exercise
Range of Exercise Prices	December 31, 2008	(Years)	Price

$1.67 – $3.29	33,038	2.51	$2.01
$3.73 – $6.61	203,130	3.76	$5.10
$11.23 – $17.32	286,100	2.95	$15.45
$19.41 – $21.50	111,750	4.91	$19.45
$25.00 – $35.00	500,000	0.34	$30.00
At December 31, 2008, 2007 and 2006, there were 1,134,018, 2,204,539 and 2,668,810 exercisable options with a weighted average exercise price of $20.01, $14.83 and $15.26, respectively.
Options granted under the 1998 Plan generally vested in three equal annual installments beginning twelve months after the date of grant. No options have been granted during 2008, 2006 or 2007 under the 2005 Plan. At December 31, 2008, the weighted average remaining contractual life of the options outstanding is 2.12 years, and all of the options are fully vested.
The aggregate intrinsic value of outstanding and vested stock options as of December 31, 2008 was $12.9 million, of which all were vested. The intrinsic value of options exercised during the year ended December 31, 2008 was $23.5 million. The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $7.7 million and $173.3 million, respectively.
Restricted Stock
Restricted stock grants generally vest over a three or four-year period. The aggregate market value of restricted stock at the dates of issuance was $9.4 million, $9.6 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is being recognized over the vesting period (the period over which restrictions lapse). In addition, when recognizing compensation expense associated with our restricted stock, we estimate forfeitures, based on historical trends, and adjust estimates of forfeitures when they are expected to differ. At December 31, 2008, we estimate that 8% of restricted stock grants will be forfeited within the first year of the date granted, an additional 5% within the second year of the date granted and insignificant amount after the second year of the date granted.
For the years ended December 31, 2008, 2007 and 2006, we recognized $6.2 million, $5.5 million and $4.3 million, respectively, of compensation expense associated with restricted stock, which was classified in selling, general and administrative expense.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
5. Stock-Based Compensation (continued)
The following table summarizes the status of our restricted shares during the year ended December 31, 2008:

		Weighted
		Average
		Fair Value at
	Shares	Grant Date

Outstanding at January 1, 2008	672,968	$22.30
Granted during 2008	379,901	24.25
Vested during 2008	(311,270)	20.84
Forfeited during 2008	(35,602)	21.25

Outstanding at December 31, 2008	705,997	$24.34

The total remaining unrecognized compensation cost related to restricted stock awards is $10.4 million as of December 31, 2008. The weighted average period over which this cost is expected to be recognized is 2.3 years. The total fair value of restricted stock vested during the year ended December 31, 2008 was $6.5 million.
As of December 31, 2008, we had reserved a total of 7.0 million shares of our common stock for issuance under the Plans, including 4.0 million shares that are available for future grants under the 2005 Plan.
Stock Units
Each of our stock units provides its holder with the right to receive a share of our common stock as soon as we reasonably anticipate that our U.S. federal income tax deduction for the compensation resulting from the issuance of the stock will not be limited or eliminated by application of Section 162(m) of the Internal Revenue Code. The units were granted in exchange for restricted shares of our common stock, and were subject to forfeiture until the vesting date of the stock exchanged. All of the units are vested. As of December 31, 2008, 35,966 stock units remain outstanding and subject to settlement.
6. Fair Value Measurements
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
6. Fair Value Measurements (continued)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for, at fair value, on a recurring basis as of December 31, 2008:

	Recurring Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Investment securities	$32,975	$32,975	$—	$—
Interest rate cap	100	—	100	—
At December 31, 2008, we held $33.0 million of short-term investment securities, which consists of US Treasury Bills with an original maturity of more than three months. Our short-term investments are classified as available-for-sale securities.
We are exposed to market risks from changes in interest rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest rate fluctuations using derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments. The interest rate cap is valued using broker quotations, or market transactions either in the listed or over-the counter markets. As such, these derivative instruments are classified within level 2. Gains and losses from changes in the fair value of the interest rate cap are recorded within other income in the accompanying consolidated statements of net income.
The estimated fair value of certain of our financial instruments, including cash and cash equivalents, current portion of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to their short term maturities. The non-current portion of accounts receivable have been discounted to their net present value, which approximates fair value. The carrying value of our film facility debt approximates its fair value because the interest rates applicable to such debt are based on floating rates identified by reference to market rates.
7. Sales to Major Customers
Credit is extended based on an evaluation of the customer’s financial condition and generally, collateral is not required. Credit losses are provided for in the financial statements and have been consistently within our expectations.
During the years ended December 31, 2008 and 2007, Hasbro accounted for 16% and 21%, respectively, of Licensing segment net sales.
We distribute our comic books and trade paperbacks to the direct market through Diamond. During the years ended December 31, 2008, 2007 and 2006, net sales made through Diamond to the direct market accounted for 69%, 68% and 70%, respectively, of Publishing segment net sales. Diamond also distributes our trade paperbacks to mass bookstore merchandisers. Total net sales made through Diamond during the years ended December 31, 2008, 2007 and 2006 accounted for 81%, 81% and 80%, respectively, of Publishing segment net sales and 15%, 21% and 25%, respectively, of our consolidated net sales. Diamond also accounted for 7% and 34% of total consolidated accounts receivable at December 31, 2008 and 2007, respectively.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
8. Income Taxes
The provision (benefit) for income taxes is based upon income (loss) before taxes as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
United States	$350,554	$266,363	$88,327
Foreign jurisdictions	3,944	(3,131)	10,473

Total	$354,498	$263,232	$98,800

The provision (benefit) for income taxes is summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$100,785	$76,253	$33,016
State and local	14,989	17,518	803
Foreign (1)	5,906	3,976	5,552

	121,680	97,747	39,371

Deferred:
Federal	4,581	(3,562)	(2,663)
State and local	6,958	4,815	2,381
Foreign	(39)	(92)	(18)

	11,500	1,161	(300)

Income tax expense	$133,180	$98,908	$39,071

(1)	Current foreign taxes include foreign withholding taxes in the amount of $5.4 million, $4.4 million, and $3.1 million for 2008, 2007, and 2006, respectively.
The differences between the statutory federal income tax rate and the effective tax rate are attributable to the following:

	Years ended December 31,
	2008	2007	2006
Federal income tax provision computed at the statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	4.0%	6.1%	3.2%
Joint venture minority interest	(1.6)%	(3.3)%	(0.4)%
Foreign taxes	—	0.2%	0.7%
Other	0.2%	(0.4)%	1.0%

Total provision for income taxes	37.6%	37.6%	39.5%

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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
8. Income Taxes (continued)
We retain various state and local net operating loss carryforwards of $316 million, which will expire in various jurisdictions in the years 2009 through 2026. The tax benefit on $93 million of this amount will be recorded as additional paid-in capital when realized, consistent with SFAS 123R, as it is attributable to tax deductions from exercises of stock options. As of December 31, 2008, there is a valuation allowance of $0.3 million against capital loss carryforwards, as we believe it is more likely than not that such assets will not be realized in the future.
For financial statement purposes, we record income taxes using the liability approach of SFAS 109, which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years. Deferred taxes result from temporary differences between the recognition of income and expenses for financial reporting purposes and on income tax returns. The significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Accounts receivable	$204	$398
Inventory	1,147	867
Depreciation/ amortization	180	103
Sales reserves	3,504	4,202
Employment reserves	4,613	5,767
Minimum pension liability	1,744	1,932
Other reserves	1,109	1,084
Loss carryforwards	8,564	12,448
Deferred revenue	26,600	18,260
Federal benefit of reserves	20,258	14,545
Tax credits	887	—

Total gross deferred tax assets	68,810	59,606
Less valuation allowance	(322)	(1,234)

Net deferred tax assets	68,488	58,372

Deferred tax liabilities:
Unremitted foreign earnings	(186)	—
Film revenue	(21,198)	—

Total gross deferred tax liabilities	(21,384)	—

Net deferred tax assets	$47,104	$58,372

We adopted the provisions of FIN 48 on January 1, 2007 and, as a result, we recognized an increase in reserves for uncertain tax positions of approximately $26 million, including interest (net of tax benefit) and penalties, resulting in a total liability for unrecognized tax benefits (“UTBs”) under FIN 48 of $36 million. The increase in reserves for uncertain tax positions was partially offset by deferred tax assets established to recognize the correlative impact of federal, state and local, and foreign uncertain tax positions. As a result of FIN 48’s adoption, we recorded a net reduction of approximately $19 million to our January 1, 2007 retained earnings balance.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
8. Income Taxes (continued)
A reconciliation of the beginning and ending amounts of UTBs is as follows:

	December 31,
	2008	2007
	(in thousands)

Balance at January 1	$51,900	$36,000
Additions based on tax positions related to the current year	13,000	14,500
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	3,300	1,600
Reductions for tax positions of prior years	(9,400)	—
Settlements with taxing authorities	(1,100)	—
Expirations of statutes of limitations	(600)	(200)

Balance at December 31	$57,100	$51,900

If the December 31, 2008 total amount of UTBs were recognized in the future, the effective tax rate in future periods would be favorably affected by $38.7 million.
The $13.0 million increase to UTBs for the year ended December 31, 2008 resulted from current tax positions claimed in various jurisdictions in which we operate. UTBs decreased by $10.0 million in the current year due to the resolution of certain state and local and foreign tax examinations, and expiring statutes of limitations for the assessment of additional tax liabilities. UTBs also decreased by $1.1 million in the current year due to the settlement of a state tax examination in October 2008. Except for increases attributable to earnings in subsequent periods, we do not expect the remaining UTBs to significantly increase or decrease over the next twelve months.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. We are no longer subject to examination by U.S. federal, state and local, or foreign tax authorities for years through 2002. New York State has completed examinations of our tax returns through 2007 with no material adjustments. Federal income tax returns for 2003 through 2006 are currently under examination by the Internal Revenue Service (“IRS”). As of December 31, 2008, the IRS has proposed certain adjustments, which are fully reserved for and, if we were to agree to them, would not result in a material change to our financial position.
We record interest and penalties that may be incurred on UTBs as part of income tax expense. During the years ended December 31, 2008 and 2007, interest and penalties totaled $2.8 million and $1.2 million, respectively. At December 31, 2008, we maintained $5.2 million of accrued interest and $0.3 million of accrued penalties on UTBs. At December 31, 2007, we maintained $2.4 million of accrued interest and $0.3 million of accrued penalties on UTBs.
9. Commitments and Contingencies
We have commitments under various operating leases, primarily for office space, certain of which extend through January 31, 2012.
Rent expense related to non-cancelable operating leases amounted to $2.1 million, $2.2 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
9. Commitments and Contingencies (continued)
Future minimum rental payments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

Year ending December 31:
2009	$7,381
2010	7,425
2011	6,027
2012	409

Total	$21,242

Legal Matters
On January 26, 2009, in the United States District Court for the Southern District of New York, four purported shareholders of Stan Lee Media, Inc. (“SLM”), individually and on behalf of all SLM shareholders, filed a derivative action against Marvel, Isaac Perlmutter (our President and Chief Executive Officer), Avi Arad (a former officer and director), Stan Lee, Joan C. Lee, Joan Lee and Arthur Lieberman. The complaint alleges that SLM is the owner of rights in characters co-created by Mr. Lee while he was employed by our predecessors, the Marvel name and trademark, and Mr. Lee’s name and likeness (collectively, the “Intellectual Property”). The plaintiffs allege that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in the Intellectual Property to a predecessor of SLM. Mr. Lee has denied that he had any ownership interest in the Intellectual Property and that any transfer of those rights to SLM ever took place. The complaint in the plaintiffs’ lawsuit also alleges that all defendants committed fraud, were involved in a conspiracy to deprive SLM of its ownership of the Intellectual Property, wrongfully failed to disclose the terms of a 2005 settlement of litigation brought against Marvel by Mr. Lee and wrongfully exploited claimed rights of SLM in the Intellectual Property. The relief sought by the complaint includes a declaration of SLM’s rights in the Intellectual Property, compensatory and punitive damages of $750 million based on alleged breaches of fiduciary duty, unspecified damages for fraud, inducing a breach of fiduciary duty and civil conspiracy, an accounting of profits and the imposition of a constructive trust, unspecified treble damages for violations of SLM’s Lanham Act rights, SLM’s rights of publicity and for unfair business practices. We believe all claims in the complaint are without merit.
On March 30, 2007, in the United States District Court for the Southern District of Illinois, Gary Friedrich and Gary Friedrich Enterprises, Inc. (“Friedrich”) filed a lawsuit against us, and numerous other defendants including Sony Pictures Entertainment, Inc., Columbia Pictures Industries, Inc., Hasbro, Inc. and Take-Two Interactive Software, Inc. That suit has been transferred to the Southern District of New York. The complaint alleges that Friedrich is the owner of intellectual property rights in the character Ghost Rider and that we and other defendants have exploited the Ghost Rider character in a motion picture and merchandise without Friedrich’s consent. Friedrich has asserted numerous claims including copyright infringement, negligence, waste, state law misappropriation, conversion, trespass to chattels, unjust enrichment, tortious interference with right of publicity, and for an accounting. We believe Friedrich’s claims to be without merit.
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
9. Commitments and Contingencies (continued)
We regularly evaluate our litigation claims to provide assurance that all losses and disclosures are provided for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). Our evaluation of legal matters involves considerable judgment by us. We engage internal and outside legal counsel to assist in the evaluation of these matters. Accruals for estimated losses, if any, are determined in accordance with the guidance provided by SFAS 5.
10. Benefit Plans
We have a 401(k) plan covering substantially all of our employees. We may make discretionary contributions to this plan. No contributions were made during any of the years ended December 31, 2008, 2007 and 2006.
In addition, in connection with the 1999 sale of the assets of our Fleer and Skybox International subsidiaries, we retained certain liabilities related to the Fleer/Skybox International Retirement Plan (the “Qualified Plan”) and the Skybox Nonqualified Defined Benefit Plan (the “Nonqualifed Plan”), both of which are defined benefit pension plans for employees of those subsidiaries (collectively, the “Fleer/Skybox Plan”). These plans have been amended to freeze the accumulation of benefits and to prohibit new participants. Based on our assumptions, the accumulated benefit obligation was $20.8 million at December 31, 2008 ($20.4 million at December 31, 2007) which exceeded assets by $4.2 million at December 31, 2008 ($4.6 million at December 31, 2007). The Nonqualified Plan is unfunded and has a net liability of $1.0 million at December 31, 2008 and 2007. The current liability, which equals $0.1 million, relates only to the Nonqualified Plan and represents the benefits expected to be paid in the next 12 months from the Nonqualified Plan. The remainder of the Nonqualified Plan’s liability is non-current. The Qualified Plan is underfunded and has a net liability of $3.2 million ($3.6 million at December 31, 2007). Because the Qualified Plan’s assets are sufficient to cover the expected benefits to be paid from this plan in the next twelve months, its liabilities are non-current.
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
Plan administrative expenses for the years ended December 31, 2008, 2007 and 2006 were not significant. Pension costs are funded based on the recommendations of independent actuaries, and amounted to $1.1 million, $1.4 million and $1.0 million during 2008, 2007 and 2006, respectively. We expect contributions for our pension plan in 2009 to be approximately $0.7 million. Expected benefit payments are based on the same assumptions used to measure the year-end benefit obligations.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
10. Benefit Plans (continued)
We target approximately 85% of our pension plan assets to be invested in a combination of commercial paper, a stable return fund and an intermediate government securities fund, based on the risk tolerance characteristic of the plan, which may be adjusted in the future to achieve our overall investment objective. The balance of the plan assets are invested in various common stocks, including, from time to time, our shares. We develop our expected long-term rate of return assumption based on the historical experience of our portfolio and the review of projected returns by asset class. The discount rate, determined at each measurement date, is based on the Moody’s Aa Corporate Bond Index yield, a commonly used index for determining pension obligations. This index is an average of the Utilities and Industrial bond indices. The plan provides for the payment of benefits at any time.
Our plan asset allocations (at the measurement dates) and target allocations are summarized as follows:

	Percentage of	Percentage of	Percentage of
	Plan Assets	Plan Assets	Plan Assets	% Target
	at September 30,	at December 31,	at December 31,	Allocation in
	2006	2007	2008	2009

Equity securities	25%	11%	1%	15%
Debt securities	75%	89%	99%	85%

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
10. Benefit Plans (continued)
The following table reconciles the projected benefit obligation, plan assets, funded status, and net pension liability for the Fleer/Skybox Plan. The 2008 and 2007 column includes the twelve months period from January 1 to December 31. The remeasure column includes the three-month period from October 1, 2006 to December 31, 2006, which reflects the change in measurement date from September 30 to December 31. The 2006 column includes the twelve month period from October 1, 2005 to September 30, 2006.

	2008	2007	Remeasure	2006
	(in thousands)

Accumulated Benefit Obligation, End of Period	$20,818	$20,432	$20,645	$20,680

Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$20,432	$20,645	$20,680	$21,711
Service cost	—	—	—	—
Interest cost	1,162	1,152	285	1,141
Plan amendments	—	—	—	—
Assumption changes	—	—	—	—
Actuarial (gain)/loss	580	(31)	—	(595)
Benefits paid	(1,356)	(1,334)	(320)	(1,577)

Projected benefit obligation, end of period	$20,818	$20,432	$20,645	$20,680

Change in plan assets
Plan assets at fair value, beginning of period	$15,840	$14,891	$14,777	$14,414
Actual return on plan assets	1,049	837	212	976
Company contributions	1,089	1,446	222	964
Benefits paid	(1,356)	(1,334)	(320)	(1,577)

Plan assets at fair value, end of period	$16,622	$15,840	$14,891	$14,777

Funded status	$(4,196)	$(4,592)	$(5,754)	$(5,903)
Contributions between measurement date and fiscal year-end	—	—	—	223

Net pension (liability) at end of period	$(4,196)	$(4,592)	$(5,754)	$(5,680)

Amounts recognized in the statement of financial position
Non-current assets	$—	$—	$—	$—
Current liabilities	(105)	(105)	(103)	(103)
Non-current liabilities	(4,091)	(4,487)	(5,651)	(5,577)

Net pension (liability) at end of period	$(4,196)	$(4,592)	$(5,754)	$(5,680)

Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$—	$—
Prior service cost (credit)	(312)	(365)	(419)	(433)
Net actuarial loss	6,871	6,722	6,833	6,860

	$6,559	$6,357	$6,414	$6,427

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
10. Benefit Plans (continued)
The components of net periodic pension costs and the significant assumptions used are summarized below:

	2008	2007	2006
	(dollars in thousands)

Total cost for plan year
Service cost	$—	$—	$—
Interest cost	1,162	1,152	1,141
Expected return on plan assets	(828)	(972)	(922)
Amortization of:
Unrecognized net loss	210	215	244
Unrecognized prior service cost	(54)	(54)	(54)
Unrecognized net asset obligation	—	—	—

Net periodic pension cost	$490	$341	$409

Measurement date	12/31/2008	12/31/2007	9/30/2006

Assumptions used for annual expense:
Discount rate	5.88%	5.70%	5.40%
Expected return on plan assets	5.25%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

Assumptions used for year-end disclosure:
Discount rate	5.62%	5.88%	5.70%
Rate of consumption increase	N/A	N/A	N/A
We expect to contribute $0.7 million to the plan in 2009.
Annual expected benefit payments are as follows (in thousands):

2009	$1,365
2010	1,426
2011	1,440
2012	1,499
2013	1,527
2014-2018	8,046
The estimated net actuarial loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year are $0.2 million and ($0.1 million), respectively. There is no transition obligation to be amortized in 2009.
The amortization of any prior service cost and gains and losses is determined using a straight-line amortization of the cost over the expected lifetime of inactive participants in the plan, since the plan has mostly inactive participants.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
11. Segment Information
We operate our businesses in three segments: Licensing, Publishing and Film Production.

			Film
	Licensing	Publishing	Production	All Other	Total
	(in thousands)
Year ended December 31, 2008
Net sales	$292,817	$125,389	$254,571	$3,400	$676,177
Operating income (loss)	242,262	47,315	102,656	(24,259)	367,974

Total capital expenditures(1)	1	1,533	206	644	2,384
Total identifiable assets	363,954	74,319	365,414	133,897	937,584

Year ended December 31, 2007
Net sales	$343,655	$125,657	$—	$16,495	$485,807
Operating income (loss)	255,505	53,524	(7,537)	(27,063)	274,429

Total capital expenditures(1)	142	—	220	2,297	2,659
Total identifiable assets	351,788	71,409	278,887	115,274	817,358

Year ended December 31, 2006
Net sales	$132,448	$108,464	$—	$110,886	$351,798
Operating income (loss)	82,014	44,077	(7,464)	(6,067)	112,560

Total capital expenditures(1)	1,492	—	—	14,794	16,286
Total identifiable assets	366,454	69,710	39,006	148,695	623,865

(1)	Excludes film costs capitalized into film inventory
During early 2008, we completed our exit from toy manufacturing activities as planned. We also completed a change in the focus of the support that we provide to Hasbro, which resulted in changes to our internal organizational structure and staff reductions. These events altered our internal reporting of segment performance, with the result that we are including revenues earned from Hasbro (associated with toys manufactured and sold by Hasbro) and related expenses (associated with royalties that we owe on our Hasbro revenue) within our Licensing segment. Those revenues and expenses were formerly included in our Toy segment. Our remaining activities related to our terminated toy manufacturing business are included with Corporate overhead in “All Other”. We have reclassified prior-period segment information to conform to the current-year presentation. As a result of these changes, segment information for the years ended December 31, 2007 and 2006 has been reclassified as follows:

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Previously		As	Previously		As
	Reported	Adjustment	Reclassified	Reported	Adjustment	Reclassified
	(in thousands)
Net Sales
Licensing	$272,722	$70,933	$343,655	$127,261	$5,187	$132,448
Toys	87,428	(87,428)	—	116,073	(116,073)	—
All Other	—	16,495	16,495	—	110,886	110,886

Cost of Revenues
Toys	8,680	(8,680)	—	56,384	(56,384)	—
All Other	—	8,680	8,680	—	56,384	56,384

Selling, General and Administrative
Licensing	75,736	11,564	87,300	49,288	714	50,002
Toys	20,806	(20,806)	—	27,979	(27,979)	—
All Other	21,994	9,242	31,236	22,698	27,265	49,963

Operating Income(Loss)
Licensing	196,136	59,369	255,505	77,541	4,473	82,014
Toys	54,725	(54,725)	—	21,098	(21,098)	—
All Other	(22,419)	(4,644)	(27,063)	(22,692)	16,625	(6,067)

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
11. Segment Information (continued)
Licensing Segment
Our Licensing segment, which includes the operations of the Joint Venture, licenses our characters for use in a wide variety of products and media, the most significant of which are described below. In addition, as part of our efforts to build demand for our licensed consumer products, the Licensing segment has begun producing animated television programming featuring Marvel characters. The animated programming is expected to begin airing in 2009. By controlling the content and distribution of the animation, we hope to increase our consumer products licensing activities more than is possible through animation whose content and distribution is under the control of our animation licensees. Identifiable assets for the Licensing segment as of December 31, 2008 and 2007 include goodwill of $298.4 million.
Consumer Products
We license our characters for use in a wide variety of consumer products, including toys, apparel, interactive games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.
Studio Licensing
Feature Films. We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters. We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men (including Wolverine), Daredevil/Elektra, Ghost Rider, Namor the Sub-Mariner and The Punisher. Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue. We intend to self-produce, rather than license, all future films based on our characters that have not been licensed to third parties.
Television Programs. We license our characters for use in television programs. Several television shows based on our characters are in various stages of development including animated programming based on Iron Man, X-Men (including Wolverine), the Incredible Hulk and Black Panther. Since January 2009, the new animated series “Wolverine and the X-Men” has been airing on Nicktoons Network.
Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to ten feature-length animated films for distribution directly to the home video market. To date, six titles have been distributed under this arrangement.
Destination-Based Entertainment
We license our characters for use at theme parks, shopping malls and special events. For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan. We have also licensed our characters for the development of theme parks in Dubai and in South Korea.
Promotions
We license our characters for use in short-term promotions of other companies’ products and services.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
11. Segment Information (continued)
Publications
Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of coloring and activity books.
Publishing Segment
The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000. Our titles include Spider-Man, X-Men, Fantastic Four, Iron Man, the Incredible Hulk, Captain America, the Avengers, and Thor. In addition to revenues from the sale of comic books and trade paperbacks, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics and digital media activities. Our digital media activities have had a small but growing impact on our Publishing segment revenues, mostly through online advertising and digital comic subscription sales. We expect continued growth and diversification in Marvel Online revenues as we continue to increase our online presence. Identifiable assets for the Publishing segment as of December 31, 2008 and 2007 include goodwill of $42.5 million.
Film Production Segment
Until we began producing our own films, our growth strategy was to increase exposure of our characters by licensing them to third parties for development as movies and television shows. The increased exposure creates revenue opportunities for us through increased sales of toys and other licensed merchandise. Our self-produced movies, the first two of which were released in 2008, represent an expansion of that strategy that also increases our level of control in developing and launching character brands. Our self-produced movies also offer us an opportunity to participate in the films’ financial performance to a greater extent than we could as a licensor.
Our Film Production segment includes our self-produced feature films. Those films are financed primarily with our $525 million film facility. The first two films produced by the Film Production segment were Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008. We are currently developing four films for release in 2010 and 2011: Iron Man 2, Thor, The First Avenger: Captain America and The Avengers. The scheduled release dates of those films are, respectively, May 7, 2010, July 16, 2010, May 6, 2011 and July 15, 2011. Identifiable assets for the Film Production segment as of December 31, 2008 and 2007 include goodwill of $5.3 million.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
11. Segment Information (continued)
Revenue by Geographic Area
(in thousands)

	2008		2007		2006
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Licensing (1)	$170,336	$122,482	$217,077	$126,579	$88,336	$44,112
Publishing	111,737	13,651	113,399	12,258	96,722	11,742
Film Production	157,900	96,671	—	—	—	—
All Other (2)	2,562	838	14,557	1,937	77,790	33,096

Total	$442,535	$233,642	$345,033	$140,774	$262,848	$88,950

(1)	Includes U.S. revenue derived from the Joint Venture of $20.8 million, $70.8 million and $3.4 million for 2008, 2007, and 2006, respectively. Includes foreign revenue derived from the Joint Venture of $36.5 million, $51.2 million and $0.7 million for 2008, 2007, and 2006, respectively.

(2)	Represents toy sales, associated with our toy manufacturing operations, which ceased during early 2008.
12. Other Income
During January 2008, we received settlement payments in connection with the early termination of two interactive license agreements. We recorded $19.0 million of other income from these settlement payments.
13. Subsequent Event
On February 17, 2009, we amended the film facility to allow us, at our option, to utilize a lower cost completion bond structure. In order to take advantage of this lower cost completion bond structure for a picture, we will need to escrow approximately $26 million ($31.5 million on Iron Man 2) for the duration of production. Upon completion of the film, the escrowed funds will be returned to us. However, the amount of escrowed funds returned to us will be reduced to the extent that the cost of the film exceeds 110% of its budget.
In February 2009, we repurchased 0.3 million shares of our common stock for $6.5 million.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
14. Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

	2008				2007
Quarter Ended	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(1)	(2)			(5)		(4)	(3)
	(in thousands, except per share data)

Net sales	$112,567	$156,859	$182,499	$224,252	$151,402	$101,475	$123,642	$109,288
Net income	45,231	46,671	50,626	63,007	46,842	29,087	36,268	27,626
Basic net income per common share	$0.58	$0.60	$0.65	$0.80	$0.56	$0.35	$0.47	$0.36
Dilutive net income per common share	$0.58	$0.59	$0.64	$0.80	$0.54	$0.34	$0.45	$0.35

(1)	The quarterly financial data for the quarter ended March 31, 2008 includes settlement payments of $19.0 million, included in other income, received in connection with the early termination of two interactive licensing agreements and are reflected in net income.

(2)	The quarterly financial data for the quarter ended June 30, 2008 includes a credit of $8.3 million in selling, general and administrative expense to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products.

(3)	Quarterly financial data for the quarter ended December 31, 2007 includes out-of-period adjustments of $2.8 million in additional selling, general and administrative expense to correct the estimated amount of royalties payable to actors for the use of their likeness in products over the period 2004 to 2006. The quarterly financial data also includes $1.9 million in additional selling, general and administrative expense to correct the estimated amount of royalties payable to actors for the use of their likeness in products in the first and third quarters of 2007. We do not believe these adjustments are material to this quarter or any previously reported periods.

(4)	The quarterly financial data for the quarter ended September 30, 2007 includes unusually high amounts ($16.8 million) received in settlements of licensing audit claims that are reflected in net sales. The quarterly financial data also includes a discrete tax benefit of $1.7 million, primarily due to a reduction of deferred tax liabilities related to our Hong Kong subsidiary, which we do not believe is material to this quarter or any previously reported periods.

(5)	The quarterly financial data for the quarter ended March 31, 2007 includes an adjustment to beginning of the year deferred tax assets, which resulted in a discrete income tax charge of $2.6 million, a $3.1 million decrease to additional paid-in-capital and a $4.4 million increase to goodwill. The adjustment to additional paid-in-capital is presented on the accompanying statement of stockholders’ equity and comprehensive income within tax benefit of stock options exercised, net. The net income for the quarter ended March 31, 2007 also includes an adjustment to record a $1.9 million non-recurring credit to selling, general and administrative expenses associated with pension accounting for the Fleer/Skybox Plan. Diluted net income per common share in the first quarter of 2007 incorporates a correction to our weighted average number of diluted shares outstanding that was announced on May 24, 2007. We do not believe that any of these adjustments are material to this quarter or any previously reported periods.
The income per common share computation for each quarter and year are separate calculations. Accordingly, the sum of the quarterly income per common share amounts may not equal the net income per common share for the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At	Charged to		Charged to		Balance at
	Beginning of	Sales or Costs		Other	Deductions	End of
Description	Period	and Expenses		Accounts	(3)	Period
	(in thousands)
Year Ended December 31, 2008
Allowances included in Accounts Receivable, Net:
Doubtful accounts-current	$1,101	$(522	)(2)	$—	$35	$544
Doubtful accounts-non-current	—	—		—	—	—
Advertising, markdowns, volume discounts and other	15,019	20,329	(1)	—	20,888	14,460

Valuation allowances against deferred taxes	1,234	—		—	912	322

Year Ended December 31, 2007
Allowances included in Accounts Receivable, Net:
Doubtful accounts-current	2,107	(453	)(2)	—	553	1,101
Doubtful accounts-non-current	—	—		—	—	—
Advertising, markdowns, volume discounts and other	18,504	21,414	(1)	(1,981)	22,918	15,019

Valuation allowances against deferred taxes	1,067	167		—	—	1,234

Year Ended December 31, 2006
Allowances included in Accounts Receivable, Net:
Doubtful accounts-current	3,993	(1,877	)(2)	—	9	2,107
Doubtful accounts-non-current	—	—		—	—	—
Advertising, markdowns, volume discounts and other	12,216	23,366	(1)	—	17,078	18,504

Valuation allowances against deferred taxes	2,610	150		(1,693)	—	1,067

(1)	Charged to sales.

(2)	Charged to (recovery of) costs and expenses.

(3)	Allowances utilized and/or paid.