Form 10-Q
period 2009-03-31
Marvel Entertainment, Inc.
filed 2009-05-08
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 5, 2009, the number of outstanding shares of the registrant’s common stock, par value $.01 per share, was 78,457,930, including 495,312 shares of restricted stock.

(i)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
(Unaudited)

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$83,305	$105,335
Restricted cash	9,419	12,272
Short-term investments	—	32,975
Accounts receivable, net	73,874	144,487
Inventories, net	12,452	11,362
Income tax receivable	—	2,029
Deferred income taxes, net	32,436	34,072
Prepaid expenses and other current assets	5,814	5,135

Total current assets	217,300	347,667

Fixed assets, net	3,870	3,432
Film inventory, net	133,653	181,564
Goodwill	346,152	346,152
Accounts receivable, non-current portion	6,559	1,321
Income tax receivable, non-current portion	5,906	5,906
Deferred income taxes, net	18,963	13,032
Deferred financing costs	4,566	5,810
Restricted cash, non-current portion	121,835	31,375
Other assets	3,287	455

Total assets	$862,091	$936,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,588	$2,025
Accrued royalties	90,784	76,580
Accrued expenses and other current liabilities	31,481	40,635
Deferred revenue	57,635	81,335
Income tax payable	16,940	—
Film facility	61,901	204,800

Total current liabilities	260,329	405,375
Accrued royalties, non-current portion	715	10,499
Deferred revenue, non-current portion	104,156	48,939
Film facility, non-current portion	—	8,201
Income tax payable, non-current portion	64,347	59,267
Other liabilities	8,395	8,612

Total liabilities	437,942	540,893

Commitments and contingencies

Marvel Entertainment, Inc. stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 134,616,383 issued and 77,932,972 outstanding in 2009 and 134,397,258 issued and 78,408,082 outstanding in 2008	1,346	1,344
Additional paid-in capital	750,416	750,132
Retained earnings	599,606	555,125
Accumulated other comprehensive loss	(4,523)	(4,617)

Total Marvel Entertainment, Inc. stockholders’ equity before treasury stock	1,346,845	1,301,984
Treasury stock, at cost, 56,683,411 shares in 2009 and 55,989,176 shares in 2008	(921,700)	(905,293)

Total Marvel Entertainment, Inc. stockholders’ equity	425,145	396,691
Noncontrolling interest in consolidated Joint Venture	(996)	(870)

Total equity	424,149	395,821

Total liabilities and equity	$862,091	$936,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net sales	$196,964	$112,567

Costs and expenses:
Cost of revenues (excluding depreciation expense)	84,020	12,467
Selling, general and administrative	39,171	31,519
Depreciation and amortization	273	375

Total costs and expenses	123,464	44,361
Other income, net	121	19,326

Operating income	73,621	87,532
Interest expense	3,654	3,086
Interest income	168	979

Income before income tax expense	70,135	85,425
Income tax expense	24,491	33,210

Net income	45,644	52,215
Noncontrolling interest in consolidated Joint Venture	(1,163)	(6,984)

Net income attributable to Marvel Entertainment, Inc.	$44,481	$45,231

Basic and diluted earnings per share:
Net income attributable to Marvel Entertainment, Inc.	$44,481	$45,231

Weighted average shares outstanding:
Weighted average shares for basic earnings per share	78,287	77,423
Effect of dilutive stock options and restricted stock	371	803

Weighted average shares for diluted earnings per share	78,658	78,226

Earnings per share, attributable to Marvel Entertainment, Inc.:
Basic	$0.57	$0.58

Diluted	$0.57	$0.58

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME

					Accumulated Other			Noncontrolling
	Common	Common	Additional		Comprehensive Loss			Interests in
	Stock	Stock	Paid-In	Retained	Foreign	Pension	Treasury	Consolidated	Total
	Shares	Amount	Capital	Earnings	Currency	Liability	Stock	Joint Venture	Equity
	(in thousands)
Balance at December 31, 2008	78,408	$1,344	$750,132	$555,125	$(812)	$(3,805)	$(905,293)	$(870)	$395,821
Employee stock options exercised	12	—	161	—	—	—	—	—	161
Tax benefit of stock options exercised, net	—	—	622	—	—	—	—	—	622
Restricted stock vesting	278	2	(2)	—	—	—	—	—	—
Common stock retired	(71)	—	(2,073)	—	—	—	—	—	(2,073)
Treasury stock, at cost	(694)	—	—	—	—	—	(16,407)	—	(16,407)
Compensatory stock expense	—	—	1,576	—	—	—	—	—	1,576
Distributions to the noncontrolling interest in consolidated Joint Venture (including non-cash distributions of $20 related to foreign tax credits)	—	—	—	—	—	—	—	(1,289)	(1,289)
Net income	—	—	—	44,481	—	—	—	1,163	45,644
Other comprehensive income	—	—	—	—	17	77	—	—	94

Comprehensive income*	—	—	—	—	—	—	—	—	45,738

Balance at March 31, 2009	77,933	$1,346	$750,416	$599,606	$(795)	$(3,728)	$(921,700)	$(996)	$424,149

*	Comprehensive income attributable to Marvel Entertainment, Inc. stockholders was $44,575

					Accumulated Other			Noncontrolling
	Common	Common	Additional		Comprehensive Loss			Interests in
	Stock	Stock	Paid-In	Retained	Foreign	Pension	Treasury	Consolidated	Total
	Shares	Amount	Capital	Earnings	Currency	Liability	Stock	Joint Venture	Equity
	(in thousands)
Balance at December 31, 2007	77,625	$1,333	$728,815	$349,590	$342	$(3,737)	$(894,840)	$556	$182,059
Employee stock options exercised	16	—	156	—	—	—	—	—	156
Tax benefit of stock options exercised, net	—	—	690	—	—	—	—	—	690
Restricted stock vesting	290	1	(1)	—	—	—	—	—	—
Common stock retired	(81)	—	(2,079)	—	—	—	—	—	(2,079)
Treasury stock, at cost	(414)	—	—	—	—	—	(9,945)	—	(9,945)
Compensatory stock expense	—	—	1,571	—	—	—	—	—	1,571
Distributions to the noncontrolling interest in consolidated Joint Venture (including non-cash distributions of $216 related to foreign tax credits)	—	—	—	—	—	—	—	(7,495)	(7,495)
Net income	—	—	—	45,231	—	—	—	6,984	52,215
Other comprehensive income	—	—	—	—	101	44	—	—	145

Comprehensive income**	—	—	—	—	—	—	—	—	52,360

Balance at March 31, 2008	77,436	$1,334	$729,152	$394,821	$443	$(3,693)	$(904,785)	$45	$217,317

**	Comprehensive income attributable to Marvel Entertainment, Inc. stockholders was $45,376
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$45,644	$52,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	375
Amortization of film inventory	71,051	—
Amortization of deferred financing costs	1,244	1,245
Unrealized (gain) loss on interest rate cap and foreign currency forward contracts	(20)	198
Non-cash charge for stock-based compensation	1,576	1,571
Excess tax benefit from stock-based compensation	(622)	(690)
Loss on sale of equipment	—	5
Impairment of long-term assets	99	—
Deferred income taxes	(3,949)	(4,057)
Changes in operating assets and liabilities:
Accounts receivable	65,375	9,156
Inventories	(1,090)	(661)
Prepaid expenses and other current assets	(679)	(1,771)
Film inventory	(23,140)	(38,505)
Other assets	(2,812)	56
Deferred revenue	31,517	5,408
Income taxes payable	24,257	35,353
Accounts payable, accrued expenses and other current liabilities	(7,351)	(13,262)

Net cash provided by operating activities	201,373	46,636

Cash flows from investing activities:
Purchases of fixed assets	(810)	(142)
Sales of short-term investments	32,983	4,031
Purchases of short-term investments	(8)	(44,869)
Change in restricted cash	(87,607)	(2,365)

Net cash used in investing activities	(55,442)	(43,345)

Cash flows from financing activities:
Borrowings from film facilities	1,000	48,274
Repayments of film facility	(152,100)	—
Distributions to the noncontrolling interest in consolidated Joint Venture	(1,269)	(7,279)
Purchase of treasury stock	(16,407)	(9,945)
Exercise of stock options	161	156
Excess tax benefit from stock-based compensation	622	690

Net cash (used in) provided by financing activities	(167,993)	31,896

Effect of exchange rates on cash	32	207

Net (decrease) increase in cash and cash equivalents	(22,030)	35,394
Cash and cash equivalents, at beginning of period	105,335	30,153

Cash and cash equivalents, at end of period	$83,305	$65,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
1. BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included. The unaudited Condensed Consolidated Statements of Income, Equity and Comprehensive Income and Cash Flows for the three-month period ended March 31, 2009 are not necessarily indicative of those for the full year ending December 31, 2009. The year-end 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Certain reclassifications have been made to prior periods to conform to the current period presentation. Specifically, we have made adjustments as a result of the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) (see Note 2), and as the result of revising the presentation of certain restricted cash balances from current assets to non-current assets (see Note 6).
2. SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation
Marvel Entertainment, Inc. and its subsidiaries constitute one of the world’s most prominent character-based entertainment companies, with a proprietary library of over 5,000 characters.
We operate in three integrated and complementary operating segments: Licensing, Publishing and Film Production.
We are party to a joint venture with Sony Pictures Entertainment Inc., called Spider-Man Merchandising L.P. (the “Joint Venture”), for pursuing licensing opportunities relating to characters based upon movies or television shows featuring Spider-Man and produced by Sony. The Joint Venture is consolidated in our financial statements as a result of our having control of all significant decisions relating to the ordinary course of business of the Joint Venture and our receiving the majority of the financial interest of the Joint Venture. The operations of the Joint Venture are included in our Licensing segment.
The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries (as defined in our Form 10-K) and the Joint Venture. Upon consolidation, all inter-company accounts and transactions are eliminated.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)
Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Interest paid during the period	$3,631	$5,496
Income taxes paid during the period	3,946	2,171
Income tax refund	45	—
Our film-production expenditures, including expenditures funded by draw-downs from our film facility, appear on our condensed consolidated statements of cash flows as cash used in operating activities. Those draw-downs appear on our condensed consolidated statements of cash flows as cash provided by financing activities. Likewise, cash collections from our film productions are reflected in cash provided by operating activities; however, the related increase in restricted cash funded by these collections is reflected as cash used in our investing activities.
Recent Accounting Standards Adopted in 2009
In December 2007, the FASB issued SFAS No. 160, which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the company and to the noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 160. The implementation of this statement did not have a material impact on our consolidated financial statements or results of operations. The 2008 financial information has been revised so that the basis of presentation is consistent with the 2009 financial information.
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of FSP FAS 157-2. On January 1, 2008, we adopted the provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The implementation of this statement did not have a material impact on our consolidated financial statements or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 141R. The implementation of this statement did not have any impact on our consolidated financial statements or results of operations.
In March 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141R, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 was effective as of January 1, 2009. The implementation of FSP FAS 141(R)-1 did not have any impact on our consolidated financial statements or results of operations. However, any business combinations entered into in the future may impact our consolidated financial statements as a result of the potential earnings volatility due to the changes described above.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)
Recent Accounting Standards Not Yet Adopted
In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact FSP FAS 132(R)-1 may have on our consolidated financial statements.
3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	March 31,	December 31,
	2009	2008
	(in thousands)
Accounts receivable, net, consists of the following:
Licensing:
Accounts receivable	$8,843	$9,434
Less allowances for doubtful accounts	(74)	(278)

Total licensing	8,769	9,156

Publishing:
Accounts receivable	25,565	30,474
Less allowance for:
Doubtful accounts	(231)	(266)
Allowance for returns	(13,048)	(14,460)

Total publishing	12,286	15,748

Film Production
Accounts receivable	52,797	119,459

All Other:
Accounts receivable	22	124

Total	$73,874	$144,487

Inventories, net, consists of the following:
Finished goods	$5,387	$5,734
Editorial and raw materials	7,065	5,628

Total	$12,452	$11,362

Accounts receivable , non-current portion, are due as follows:
2010	$5,551	$—
2011	1,140	1,381
Discounting	(132)	(60)

Total	$6,559	$1,321

Film inventory, net, consists of the following:
Theatrical Films:
Released, net of amortization	$101,443	$172,224
In development or pre-production	25,332	7,257

Total theatrical films	126,775	179,481

Animated television productions:
In production	6,852	—
In development or pre-production	26	2,083

Total animated television productions	6,878	2,083

Total	$133,653	$181,564

Accrued royalties consists of the following:
Merchandise royalty obligations	$3,077	$1,556
Freelance talent	3,588	4,005
Studio and talent share of royalties	84,119	71,019

Total	$90,784	$76,580

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)

	March 31,	December 31,
	2009	2008
	(in thousands)
Accrued expenses and other current liabilities consists of the following:
Inventory purchases	$1,771	$2,030
Bonuses	4,597	12,860
Legal fees and litigation accruals	2,517	2,111
Licensing common marketing funds	10,603	9,441
Interest	2,438	3,675
Other accrued expenses	9,555	10,518

Total	$31,481	$40,635

4. EARNINGS PER SHARE
In accordance with SFAS No. 128, “Earnings Per Share”, basic net income per share is computed by dividing the net income for the period attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and potential common shares, if dilutive, outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation as required under SFAS No. 123(R) “Share-Based Payment”.
The total number of shares of our common stock outstanding as of March 31, 2009 was 77,932,972, net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (2,386,122) and the vesting of all outstanding restricted shares (495,312), the total number outstanding would be 80,814,406. During the three-month period ended March 31, 2009, 12,250 shares of common stock were issued through stock option exercises.
Options to purchase 0.3 million shares of common stock were not included in the calculation of diluted earnings per share for each of the three-month periods ended March 31, 2009 and 2008, because the sum of the potential option exercise proceeds, including the unrecognized compensation expense and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.
5. DEBT FINANCING
Film Facility
MVL Film Finance LLC, a wholly owned bankruptcy-remote subsidiary of ours, maintains a $525 million credit facility for producing theatrical motion pictures based on our characters. MVL Film Finance LLC’s ability to borrow under the film facility expires on September 1, 2012. The film facility expires on September 1, 2016, subject to extension by up to ten months under certain circumstances. The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt and was repurchased by us during 2008. Ambac Assurance Corporation has insured repayment of the senior bank debt. In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of senior bank debt, but in no event less than $3.4 million per year. The weighted average interest rate of our senior bank debt was 3.95% at March 31, 2009, inclusive of the percentage fee owed to Ambac (assuming the minimum has been reached). In addition, our fees on unused senior bank debt are 0.90%.
Interest payable under the film facility must be paid from the films’ net collections, rather than from any of our other sources of cash. The film facility requires us to maintain a liquidity reserve of $25 million, included in non-current restricted cash, to cover future interest payments in the event that the films’ net collections are not sufficient to make these payments.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)
The film facility also requires us to maintain an interest reserve equal to the subsequent quarter’s estimated interest. As of March 31, 2009, this reserve was $3.1 million, and is included in non-current restricted cash.
The film facility also requires us to fund 33% of the budget of each film distributed under our 2008 distribution agreement with Paramount. The film facility will provide up to 67% of the budget (reduced by the proceeds of any co-financing). During the first quarter of 2009, we funded 33% of the Iron Man 2 budget and included that amount in non-current restricted cash as of March 31, 2009.
In the first quarter of 2009, we amended the film facility to allow us, at our option, to utilize a lower cost completion bond structure. In order to take advantage of this lower cost completion bond structure for a picture, we funded into escrow approximately $31.5 million for Iron Man 2 for the duration of production. This amount is included in non-current restricted cash as of March 31, 2009.
Our films’ net collections may only be used to service debt under the film facility or to fund production costs of other films produced under the film facility, and are therefore included in restricted cash (see Note 6). During the quarter, we repaid $152.1 million of film facility debt using net collections from the Iron Man and The Incredible Hulk productions.
Corporate Line of Credit
We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit. The HSBC Line of Credit, as amended, expires on March 31, 2011. Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock. In March 2009, the HSBC Line of Credit was amended to provide for an unused commitment fee of 0.45% commencing April 1, 2009. The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization. We continue to be in compliance with the covenants of the facility, which address net income, leverage and free cash flow. The HSBC Line of Credit is secured by a lien on (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum. As of March 31, 2009, 32.1 million of our shares held in treasury are pledged as collateral under the HSBC Line of Credit. As of March 31, 2009, we had no borrowings outstanding under the HSBC Line of Credit.
6. RESTRICTED CASH
Cash that has been contractually restricted as to usage or withdrawal is included in the caption “Restricted cash”. Restricted cash attributable to our Film Production segment includes our net film collections, borrowings under the film facility and any other funds designated to be used for film inventory costs, for debt service, for various reserves required under the film facility and for certain amounts required under our completion bond arrangements. Restricted cash in the Film Production segment increased from $39.6 million as of December 31, 2008 to $127.3 million as of March 31, 2009. Restricted cash in the Licensing segment includes cash balances of the Joint Venture that are not freely available to either Sony Pictures or to us until distributed. Distributions are made no less frequently than quarterly.
Restricted cash not expected to be released within one year of the balance sheet date and restricted cash designated to be used for film inventory costs is classified as a non-current asset in the accompanying condensed consolidated balance sheets. $31.4 million of restricted cash included in current assets as of December 31, 2008 is now classified as non-current assets in the accompanying condensed consolidated balance sheets to conform to the current period presentation.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)
7. FAIR VALUE MEASUREMENTS
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3: Unobservable inputs for the asset or liability
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our assets measured at fair value on a recurring basis as of March 31, 2009:

	Recurring Fair Value Measurements Using
	Total Fair
	Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Interest rate cap	$120	—	$120	—

We are exposed to market risks from changes in interest rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest rate fluctuations using derivative financial instruments. We use derivative financial instruments to manage risk and not for trading or other speculative purposes. We do not use leveraged derivative financial instruments. The interest rate cap is valued using broker quotations, or market transactions either in the listed or over-the counter markets. These derivative instruments are therefore classified within level 2. Gains and losses from changes in the fair value of the interest rate cap are recorded within other income in the accompanying condensed consolidated statements of income.
The estimated fair value of certain of our financial instruments, including cash equivalents, current portion of accounts receivable, accounts payable and accrued expenses, approximate their carrying amounts due to their short-term maturities. The non-current portion of accounts receivable has been discounted to its net present value, which approximates fair value. The carrying value of our film facility debt approximates its fair value because the interest rates applicable to that debt are based on floating rates identified by reference to market rates.
Non-Financial Instruments
The majority of the our non-financial instruments, which include goodwill, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.
We account for film production costs in accordance with the guidance in SOP 00-2, which requires that upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, an entity should determine the fair value of the film and write off the amount by which the unamortized capitalized costs exceed the film’s fair value. Some of these events or changes in circumstance include: (i) an adverse change in the expected performance of a film prior to its release, (ii) actual costs substantially in excess of budgeted costs, (iii) substantial delays in completion or release schedules, (iv) changes in release plans, (v) insufficient funding or resources to complete the film and to market it effectively and (vi) the failure of actual performance subsequent to release to meet that which had been expected prior to release. When required to determine the fair value of our films, we estimate the timing of ultimate cash to be received and apply a discounted cash flow methodology.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)
8. SEGMENT INFORMATION
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
Studio Licensing
Feature Films. We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters. We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men (including Wolverine), Daredevil/Elektra, Ghost Rider, Namor the Sub-Mariner and The Punisher. In May 2009, the X-Men Origins: Wolverine movie was released. Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.
We intend to self-produce, rather than license, all future films based on our characters that have not been licensed to third parties.
Television Programs. We license our characters for use in television programs. Several television shows based on our characters are in various stages of development including animated programming based on Iron Man, X-Men (including Wolverine), the Incredible Hulk and Black Panther. Since January 2009, the new animated series “Wolverine and the X-Men” has been airing on Nicktoons Network. In addition, as part of our efforts to build demand for our licensed consumer products, the Licensing segment has begun to self-produce animated television programming featuring Marvel characters. By controlling the content and distribution of self-produced animation, we hope to increase our consumer products licensing activities more than is possible through animation whose content and distribution is under the control of animation licensees.
Made-for-DVD Animated Feature Films. We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to eight feature-length animated films for distribution directly to the home video market. To date, six titles have been distributed under this arrangement.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
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
Publishing Segment
The Publishing segment creates and publishes comic books and trade paperbacks principally in North America. Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000. Our titles include Spider-Man, X-Men, Fantastic Four, Iron Man, the Incredible Hulk, Captain America, the Avengers, and Thor. In addition to revenues from the sale of comic books and trade paperbacks, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics and digital media activities. Our digital media activities have had a small but growing impact on our Publishing segment revenues, mostly through online advertising and digital comic subscription sales. We expect continued moderate growth and diversification in Marvel digital media revenues as we continue to increase our online presence.
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
Our Film Production segment includes our self-produced feature films. Those films are financed primarily with our $525 million film facility. The first two films produced by the Film Production segment were Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008. We are currently in production on one film, Iron Man 2, scheduled to be released May 7, 2010, and we are in pre-production on another film, Thor, scheduled to be released May 20, 2011. In addition, we are developing two other films, The First Avenger: Captain America and The Avengers, scheduled to be released on July 22, 2011 and May 4, 2012, respectively.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)
Set forth below is certain operating information for our segments.

	Licensing (1)	Publishing	Film Production(2)	All Other	Total
	(in thousands)
Three months ended March 31, 2009
Net sales	$80,817	$25,822	$90,325	$—	$196,964
Operating income (loss)	58,855	6,988	15,572	(7,794)	73,621

Three months ended March 31, 2008
Net sales	$84,573	$26,473	$—	$1,521	$112,567
Operating income (loss)	85,382	9,951	(1,994)	(5,807)	87,532

(1)	In the first quarter of 2008, operating income included $19.0 million classified as other income from settlement payments received in connection with the early termination of two interactive licensing agreements.

(2)	In the first quarter of 2009, net sales and operating income reflects the activity in the Film Production segment principally related to home video revenues from the Iron Man and The Incredible Hulk movies. Revenue was first recognized in the Film Production segment in the second quarter of 2008.
9. BENEFIT PLAN
In connection with the 1999 sale of a subsidiary, we retained certain liabilities related to the Fleer/Skybox International Retirement Plan, a defined benefit pension plan for employees of that subsidiary (the “Fleer/Skybox Plan”). This plan has been amended to freeze the accumulation of benefits and to prohibit new participants. We account for the Fleer/Skybox Plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.
Assumptions used for the 2009 and 2008 expense include a discount rate of 5.62 % and 5.88%, and an expected rate of return on plan assets of 4.82% and 5.25%, respectively.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Total cost for plan period:
Service cost	$—	$—
Interest cost	283	291
Expected return on plan assets	(197)	(257)
Amortization of:
Unrecognized net loss	53	50
Unrecognized prior service cost	(13)	(13)
Unrecognized net asset obligation	—	—

Net periodic pension cost	$126	$71

10. INCOME TAXES
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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
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
Our effective tax rate for the three-month period ended March 31, 2009 (34.9%) was lower than the federal statutory rate due primarily to a benefit from the reversal of tax reserves and by the benefit, explained below, associated with the earnings of the Joint Venture, offset by state and local taxes. Our effective tax rate for the three-month period ended March 31, 2008 (38.9%) was higher than the federal statutory rate due primarily to state and local taxes, partially offset by the benefit associated with the earnings of the Joint Venture.
We are not responsible for the income taxes related to the noncontrolling interest in the Joint Venture’s earnings. The tax liability associated with the noncontrolling interest in the Joint Venture’s earnings is therefore not reported in our income tax expense, even though all of the Joint Venture’s revenues and expenses are consolidated in our reported income before income tax expense. Joint Venture earnings therefore have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.
We retain various state and local net operating loss carryforwards of $314.0 million, which will expire in various jurisdictions in the years 2009 through 2026. As of March 31, 2009, there is a valuation allowance of $0.3 million against capital loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.
Unrecognized tax benefits totaled $58.7 million and $57.0 million at March 31, 2009 and December 31, 2008, respectively. The current quarter increase was the result of tax positions taken during the quarter in various jurisdictions in which we operate. Except for increases attributable to earnings in subsequent quarters, we do not expect our balance of unrecognized tax benefits to materially change over the next twelve months.
11. COMMITMENTS AND CONTINGENCIES
Legal Matters
On January 26, 2009, in the United States District Court for the Southern District of New York, four purported shareholders of Stan Lee Media, Inc. (“SLM”), individually and on behalf of all SLM shareholders, filed a derivative action against several Marvel entities, Isaac Perlmutter (our President and Chief Executive Officer), Avi Arad (a former officer and director), Stan Lee, Joan C. Lee, Joan Lee and Arthur Lieberman. On April 28, 2009 two of the original four plaintiffs filed an amended complaint, which supersedes the original complaint and alleges only derivative claims on behalf of SLM. The amended complaint eliminated all claims against Mr. Perlmutter, Mr. Arad, Joan C. Lee and Joan Lee. The amended complaint alleges that SLM is the owner of certain vaguely defined rights and property (the “Rights and Property”) which may or may not include rights in characters co-created by Mr. Lee while he was employed by our predecessors and the Marvel name and trademark (collectively, the “Marvel Intellectual Property”). The plaintiffs allege that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in the Marvel Intellectual Property to a predecessor of SLM. Mr. Lee has denied that he had any ownership interest in the Marvel Intellectual Property and that any transfer of those rights to SLM ever took place. The amended complaint alleges claims against us for violations of section 43(a) of the Lanham Act, tortious interference with a contract between Mr. Lee and an alleged predecessor of SLM, and aiding and abetting alleged breaches by Mr. Lee of fiduciary duties owed to SLM. The relief sought against us in the amended complaint includes damages in an amount to be determined at trial and the imposition of a constructive trust on and an accounting for the profits derived from our exploitation of the Rights and Property. We believe all claims in the amended complaint against us are without merit.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2009
(unaudited)
On January 2, 2009, in the New York State Supreme Court, New York County, Marvel and the Joint Venture filed separate actions against MGA Entertainment, Inc. (“MGA”). Those lawsuits alleged that MGA owed several million dollars in unpaid royalties and had otherwise breached license agreements between the parties. On or about March 2, 2009, MGA filed a separate action against Marvel and Isaac Perlmutter and served counterclaims against the Joint Venture, Marvel and Mr. Perlmutter. MGA’s action and counterclaims assert causes of action for breach of contract, breach of the covenant of good faith and fair dealing, malicious prosecution, abuse of process, and intentional infliction of economic harm. MGA is seeking damages in excess of $100 million. We believe all of MGA’s claims in the actions are without merit.
On March 30, 2007, in the United States District Court for the Southern District of Illinois, Gary Friedrich and Gary Friedrich Enterprises, Inc. (“Friedrich”) filed a lawsuit against us and numerous other defendants including Sony Pictures Entertainment, Inc., Columbia Pictures Industries, Inc., Hasbro, Inc. and Take-Two Interactive Software, Inc. That suit has been transferred to the Southern District of New York. The complaint alleges that Friedrich is the owner of intellectual property rights in the character Ghost Rider and that we and other defendants have exploited the Ghost Rider character in a motion picture and merchandise without Friedrich’s consent. Friedrich has asserted numerous claims including copyright infringement, negligence, waste, state law misappropriation, conversion, trespass to chattels, unjust enrichment, tortious interference with right of publicity, and for an accounting. We believe Friedrich’s claims to be without merit.
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
The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:
•	Exposure to a continuing economic downturn
•	Exposure to a sustained tightening of credit markets
•	Dependence on a single distributor to the direct comic book market
•	Financial difficulties of licensees
•	A decrease in the level of media exposure or popularity of our characters
•	Changing consumer preferences
•	Movie- and television-production delays and cancellations
•	Concentration of our toy licensing in one licensee
•	Uncertainties to do with the film production business, such as:
•	We might be unable to attract and retain creative talent
•	Our key talent might become incapacitated or suffer reputational damage.
•	Our films might be less successful economically than we anticipate
•	Our films might be more expensive to make than we anticipate
•	Our film productions might be disrupted or delayed
•	We might be disadvantaged by changes or disruptions in the way films are distributed
•	We might lose potential sales because of piracy of films and related products
•	We will be primarily dependent on a single distributor for each film
•	We will depend on our studio distributors for information related to the accounting for film-production activities
•	We might fail to meet the conditions imposed by the lenders for the funding of individual films
•	We might be unable to obtain financing to make more than four films if an interim asset test related to the economic performance of the film slate is not satisfied
•	Cash flows from our films might be insufficient to pay our interest costs under the film facility
•	The film facility’s lenders might default
The risk factors above are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Major entertainment events play an important role in driving sales of our licensed products. In 2008, our Licensing segment revenue reflected the benefit from the release of our self-produced movies Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008. We expect that our 2009 Licensing segment revenue will be lower than in 2008 as there will only be one major entertainment event in 2009, X-Men Origins: Wolverine, domestically released May 1, 2009 by Twentieth Century Fox. In addition, although we have many licensees that are large companies, the majority of our consumer product licensees are small to medium sized companies, located throughout the world, that rely on access to credit to produce and distribute their products. As a result of world-wide tightening of credit markets, some of our licensees may have difficulties producing and distributing goods. In addition, due to the lessening of consumer demand resulting from the global recessionary environment, some of our licensees may have difficulty obtaining sufficient sales orders. These macro-economic factors are another reason for our expectation that 2009 Licensing segment revenue will be lower than in 2008. We believe the negative impact of these macro-economic factors on the Licensing segment may be partially mitigated as a result of the non-durable nature of the products sold by most of our licensees and the low prices at which the majority of these products are sold.
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

Publishing
The Publishing segment is focused on strengthening its Super Hero graphic fiction presence in its primary distribution channels such as the direct and mass market, and expanding its reach to a broader demographic by providing all-ages and new reader products in the book market and online. In 2008, Marvel launched a major comic book crossover series, Secret Invasion, which involves many of the Marvel characters and features tie-ins to many other Marvel publications. Secret Invasion ran from April through December 2008. The third volume of the Dark Tower series and the first volume of The Stand series were released in October 2008. The momentum of these efforts was followed up with the Dark Reign and Ultimatum publishing events that began in December 2008 and will continue through the remainder of 2009. In addition, a variety of Wolverine products will be released in the second quarter of 2009 and distributed around the X-Men Origins: Wolverine film domestically released May 1, 2009 by Twentieth Century Fox. We also released the first collection for The Stand in the first quarter of 2009 and the first collection for the Ender’s Game series is scheduled to release in the third quarter of 2009. In addition, the third collection of the Dark Tower is set to be released in the second quarter of 2009. However, due to the macro-economic factors discussed above, we believe that Publishing segment revenue in 2009 will be lower than in 2008 as customer’s advertising budgets remain constrained and consumer spending is expected to be down. The current economic climate may also lead to a reduction in the number of retail store fronts in the book market and the direct-market.
The Publishing segment has continued its development and investment in digital media, resulting in increased content on our Marvel Digital Comics Unlimited service, where we currently have over 5,000 previously published Marvel comic books available for viewing online in a proprietary viewer. We have also added more content to our website, including videos, casual games, news and character biographies. We also maintain a separate website, www.marvelkids.com, featuring Marvel characters and content developed for children ages 6-11. We also distribute our digital media content through arrangements with third-party websites such as YouTube and iTunes. We expect continued moderate growth and diversification in digital media revenues as we continue to increase our online presence. However, our expectations for digital media revenue growth, expected in large part to be achieved through increased advertising revenues, have been reduced because of the macro-economic factors discussed above, which have had a negative impact on industry-wide online advertising.
Film Production
In 2008, we released our first two self-produced films: Iron Man on May 2 and The Incredible Hulk on June 13. We are currently in production on one film, Iron Man 2, scheduled to be released May 7, 2010, and we are in pre-production on another film, Thor, scheduled to be released May 20, 2011. In addition, we are developing two other films, The First Avenger: Captain America and The Avengers, scheduled to be released on July 22, 2011 and May 4, 2012, respectively. After the release of each of our films, we begin to recognize revenue and to amortize our film inventory as described below.
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

The capitalized costs of projects in development consist primarily of script development. In the event that a film does not begin pre-production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs related to these projects are expensed.
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
As of March 31, 2009, our Film Production segment had unamortized film inventory of $133.7 million, primarily for Iron Man and The Incredible Hulk, which were completed and released during 2008, and Iron Man 2, which began production in the first quarter of 2009.
Film Revenue
The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.
After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts. Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor. Our share of the film’s receipts, as described above, is recognized as revenue when reported due to us by the distributor. We received minimum guarantees from local distributors in five territories in connection with the release of Iron Man and The Incredible Hulk. In those territories, revenue is recognized when the film becomes available for exhibition in the respective media.
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
We are currently in pre-production of a movie based on the character Thor and expect to obtain the consent of the film facility lenders to finance and produce that film through the film facility, in which case we will pledge the theatrical film rights to Thor and various related characters as additional collateral to secure the film facility.
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
We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility. If the film’s initial funding conditions are met under the film facility, we are able to borrow up to 67% of our budgeted production costs including an amount equal to our incremental overhead expenses related to that film, but not exceeding 2% of the film’s budget. If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility. Beginning with our third film (Iron Man 2), upon meeting the film’s initial funding conditions, we are required to fund 33% of that film’s budget using non-film production operating cash. For Iron Man 2, this amount was funded and included in non-current restricted cash as of March 31, 2009. In 2008, we entered into a studio distribution agreement with Paramount Pictures Corporation under which Paramount has agreed to distribute five of our future films (extendable to six under certain circumstances) and to provide advertising and marketing efforts for each film.
Critical Accounting Policies
Recent Accounting Standards Adopted in 2009
In December 2007, the FASB issued SFAS No. 160, which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the company and to the noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 160. The implementation of this statement did not have a material impact on our consolidated financial statements or results of operations. The 2008 financial information has been revised so that the basis of presentation is consistent with the 2009 financial information.
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of FSP FAS 157-2. On January 1, 2008, we adopted the provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The implementation of this statement did not have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 141R. The implementation of this statement did not have any impact on our consolidated financial statements or results of operations.
In March 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141R, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 was effective as of January 1, 2009. The implementation of FSP FAS 141(R)-1 did not have any impact on our consolidated financial statements or results of operations. However, any business combinations entered into in the future may impact our consolidated financial statements as a result of the potential earnings volatility due to the changes described above.
Recent Accounting Standards Not Yet Adopted
In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact FSP FAS 132(R)-1 may have on our consolidated financial statements.
Results of Operations
Three-month period ended March 31, 2009 compared with the three-month period ended March 31, 2008
Net Sales

	Three Months ended March 31,
	2009	2008	% Change
	(dollars in millions)

Licensing	$80.8	$84.6	(4)%
Publishing	25.8	26.5	(3)%
Film Production	90.4	—	N/A
All Other	—	1.5	N/A

Total	$197.0	$112.6	75%

Our consolidated net sales of $197.0 million for the first quarter of 2009 were $84.4 million higher than net sales in the first quarter of 2008. The increase primarily reflects home video revenues in the Film Production segment from the Iron Man and The Incredible Hulk movies. Revenue was first recognized in the Film Production segment in the second quarter of 2008.

Licensing segment net sales decreased $3.8 million during the first quarter of 2009, reflecting a $24.5 million decrease in Joint Venture revenue (to $5.2 million) related to the May 2007 release of Spider-Man 3 and a $9.6 million decrease in Studio licensing revenue, primarily associated with reduced proceeds from Spider-Man, Fantastic 4 and X-Men movie properties. These decreases were partially offset by a $23.7 million increase in domestic licensing revenue and a $6.7 million increase in foreign licensing revenue, primarily resulting from an increase in the collection of minimum guarantees. In the first quarter of 2009, Licensing segment net sales included $7.1 million of royalty and service fee revenues from Hasbro ($8.3 million recorded during the first quarter of 2008). The significant increase in Film Production segment revenue caused first-quarter 2009 Licensing segment net sales to decrease as a percentage of consolidated net sales from 75% in the 2008 quarter to 41% in the 2009 quarter. Full-year 2009 revenues in our Licensing segment will be lower than in 2008, primarily due to the decline in licensing associated with the Iron Man, The Incredible Hulk and Spider-Man 3 movies.
Net sales from the Publishing segment decreased $0.7 million to $25.8 million for the three months ended March 31, 2009, primarily reflecting a decrease in trade paperback book sales of $0.8 million and a decrease of $0.3 million in advertising partially offset by an increase of $0.4 million in comic book sales. Publishing segment net sales decreased as a percentage of consolidated net sales from 24% in 2008 to 13% in 2009 as a result of the significant increase in the Film Production segment net sales.
Net sales from the Film Production segment were $90.4 million in the first quarter of 2009, related to the theatrical releases of Iron Man and The Incredible Hulk. There were no Film Production segment revenues in the first quarter of 2008 as these films were released in the second quarter of 2008.
Net sales included in All Other represent our toy manufacturing operations, which we exited in the first quarter of 2008.
Cost of Revenues

	Three Months ended March 31,
	2009		2008
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$—	N/A	$—	N/A
Publishing	13.0	50%	11.6	44%
Film Production	71.0	79%	—	N/A
All Other	—	N/A	0.9	N/A

Total	$84.0	43%	$12.5	11%

Consolidated cost of revenues increased $71.5 million to $84.0 million for the first quarter of 2009 compared with the first quarter of 2008, primarily reflecting the amortization of film inventory in our Film Production segment. Our consolidated cost of revenues as a percentage of sales increased to 43% during the first quarter of 2009 from 11% in the comparable 2008 period as a result of the amortization of film inventory.
Publishing segment cost of revenues for comic book and trade paperback publishing consists primarily of art and editorial costs, printing costs and royalties for licensed content. Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 44% during the three months ended March 31, 2008 to 50% during the three months ended March 31, 2009. The increase primarily reflects the impact of rising talent costs, which are independent of the number of units manufactured, along with the impact of rising paper costs and smaller print runs.
Film Production segment cost of revenues during the 2009 period consists of the amortization of film inventory as revenue was generated from the Iron Man and The Incredible Hulk feature films.
Cost of revenues included in All Other for the quarter ended March 31, 2008 consisted of our toy production activities.

Selling, General and Administrative Expenses

	Three Months ended March 31,
	2009		2008
		% of Net		% of Net
		Segment		Segment
	Amount	Sales	Amount	Sales
	(dollars in millions)

Licensing	$21.8	27%	$18.0	21%
Publishing	5.9	23%	4.9	18%
Film Production	3.7	4%	1.8	N/A
All Other	7.8	N/A	6.8	N/A

Total	$39.2	20%	$31.5	28%

Consolidated selling, general and administrative (“SG&A”) expenses of $39.2 million for the first quarter of 2009 were $7.7 million higher than SG&A expenses in the prior-year period, primarily reflecting increases in the Licensing and Film Production segments. Consolidated SG&A as a percentage of net sales decreased to 20%, from 28%, for the quarter ended March 31, 2009, primarily reflecting the significant increase in consolidated net sales generated by the Film Production segment.
Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios and talent for their share of license royalty income, which are variable expenses based on licensing revenues. We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed-upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films. Licensing segment SG&A expenses of $21.8 million for the three months ended March 31, 2009 were $3.8 million greater than the prior-year period. This increase principally reflects an increase in royalties owed to studios due to the change in sales-mix in the first quarter of 2009, compared with the first quarter of 2008. Net sales in the first quarter of 2009 were comprised of a greater percentage of classic licensing net sales and a lesser percentage of Joint Venture Licensing net sales. Sony Pictures’ share of royalty income is reflected as noncontrolling interest, whereas other studios’ share of license royalty income is recorded within SG&A expense. As a percentage of Licensing segment net sales, Licensing segment SG&A increased from 21% to 27%. This resulted from the decrease in licensing revenue derived from the activities of the Joint Venture, as discussed above.
Publishing segment SG&A expenses consists primarily of payroll, distribution fees and other general overhead costs. Publishing segment SG&A expenses increased $1.0 million during the three-month period ended March 31, 2009 over the comparable period in 2008. This amount principally reflects a $0.4 million increase in employee compensation related to the growth of our digital media headcount and an increase of $0.4 million in selling costs related to our digital media initiatives.
SG&A expenses for our Film Production segment consist primarily of employee compensation and the allocated expenses associated with our California office. The costs of marketing and promoting our films are borne by our distributors. Film Production SG&A expenses increased $1.9 million from the first quarter of 2008 to the first quarter of 2009 partially due to the expensing of overhead costs in the first quarter of 2009 that were previously capitalized when Iron Man and The Incredible Hulk films were in production in the first quarter of 2008, and as a result of an increase in employee headcount.
SG&A expenses included in All Other for the first quarter of 2009 increased $1.0 million over 2008, principally reflecting a $0.6 million increase in employee compensation expense and a $0.5 million increase in legal fees.
Depreciation and Amortization
Depreciation and amortization expense decreased slightly to $0.3 million in the first quarter of 2009 from $0.4 million in the first quarter of 2008.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.
Other Income
Other income decreased to $0.1 million in the first quarter of 2009 from $19.3 million in the first quarter of 2008. In the first quarter of 2008, we received settlement payments from two interactive licensees in connection with the early termination of their agreements and recorded $19.0 million of other income from those settlement payments.
Operating Income

	Three Months ended March 31,
	2009		2008
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$58.8	73%	$85.4	101%
Publishing	7.0	27%	9.9	37%
Film Production	15.6	17%	(2.0)	N/A
All Other	(7.8)	N/A	(5.8)	N/A

Total	$73.6	37%	$87.5	78%

Consolidated operating income decreased $13.9 million to $73.6 million for the first quarter of 2009, primarily as a result of the recognition of $19.0 million of non-recurring income in the first quarter of 2008 related to licensing settlement payments associated with early contract terminations, a decrease in net sales from the Licensing segment, which generates the highest margin, and increases in SG&A expenses of Licensing segment and Film Production segment by $3.8 million and $1.9 million, respectively. These decreases were partially offset by a $19.4 million contribution from the gross profit of the Film Production segment related to the theatrical releases of Iron Man and The Incredible Hulk movies.
Operating income in the Licensing segment decreased $26.6 million and operating margins declined from 101% in the first quarter of 2008 to 73% in the comparable quarter of 2009, primarily as a result of the $19.0 licensing settlement payments recorded in the first quarter of 2008 and a decrease in Spider-Man 3 merchandise licensing revenue. These decreases were partially offset by increases in domestic and foreign licensing revenue.
Operating income in the Publishing segment decreased $2.9 million and operating margins declined from 37% in the first quarter of 2008 to 27% in the comparable quarter of 2009. The decrease in operating margins reflects reduced net sales and higher cost of sales associated with increases in talent costs, which are independent of the number of units manufactured, along with the impact of rising paper costs and smaller print runs. In addition, the Publishing segment had increased operating costs associated with the expansion of our digital media initiatives in advance of generating related revenues. These costs were partially offset by an increase in the cover price of our comic books.
For the first quarter of 2009, operating income in the Film Production segment reflects a $19.4 million gross profit contribution from our self-produced films. This was partially offset by a $1.9 million increase in SG&A expenses of the Film Production segment. For the first quarter of 2008, Film Production operating costs primarily reflects the SG&A costs noted above.
All Other operating costs represent corporate overhead expenses, partially offset, in 2008, by our toy manufacturing operations, which ceased during the first quarter of 2008.

Interest Expense

	Three Months ended March 31,
	2009	2008
	(dollars in millions)

Interest incurred, film facilities	$3.7	$7.3
Less: Interest capitalized	—	(4.2)

Total	$3.7	$3.1

From first quarter of 2008 to first quarter of 2009, there was a $3.6 million decrease for interest we incurred due to decreased outstanding borrowings coupled with lower interest rates. We capitalized no interest in the first quarter of 2009 as compared to $4.2 million capitalized in the first quarter of 2008 as we now expense, rather than capitalize, interest on the amounts borrowed to fund the Iron Man and The Incredible Hulk productions, which were completed during the second quarter of 2008. This resulted in a $0.6 million increase to interest expense for the first quarter of 2009 compared with the comparable 2008 period. We expect that full-year interest expense for 2009 will be less than 2008 as a result of expected lower outstanding borrowings and our commencing production of Iron Man 2, for which we will start capitalizing a portion of interest incurred beginning in the second quarter of 2009.
Interest Income
Interest income reflects amounts earned on cash equivalents and short-term investments and restricted cash. Interest income decreased $0.8 million to $0.2 million in the first quarter of 2009 as compared to the first quarter of 2008, due to lower average cash and investment balances and due to a decrease in interest rates.
Income Taxes
Our effective tax rate for the three-month period ended March 31, 2009 (34.9%) was lower than the federal statutory rate due primarily to a benefit from the reversal of tax reserves and by the benefit, explained below, associated with the earnings of the Joint Venture, offset by state and local taxes. Our effective tax rate for the three-month period ended March 31, 2008 (38.9%) was higher than the federal statutory rate due primarily to state and local taxes, partially offset by the benefit associated with the earnings of the Joint Venture.
We are not responsible for the income taxes related to the noncontrolling interest in the Joint Venture’s earnings. The tax liability associated with the noncontrolling interest in the Joint Venture’s earnings is therefore not reported in our income tax expense, even though all of the Joint Venture’s entire revenues and expenses are consolidated in our reported income before income tax expense. Joint Venture earnings therefore have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which Joint Venture earnings are higher relative to our other earnings.
Noncontrolling Interest
Noncontrolling interest expense, related to the Joint Venture, amounted to $1.2 million in the three-month period ended March 31, 2009 and $7.0 million in the comparable period of 2008. This decrease of $5.8 million reflects the decreased operations from licensing associated with Spider-Man 3, which was released in May 2007.
Earnings per Share
Diluted earnings per share decreased to $0.57 in the first quarter of 2009 from $0.58 in the first quarter of 2008 primarily reflecting a 2% decrease in net income attributable to Marvel Entertainment Inc.

Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facility and the HSBC line of credit, described below. We anticipate that our primary uses for liquidity will be to conduct our business, including the funding of our self-produced animation and our obligation to fund 33% of the budget of each of our prospective self-produced films commencing with Iron Man 2 in 2009, and to repurchase our common stock.
In the first quarter of 2009, our cash and cash equivalents decreased by $22.0 million.
Net cash provided by operating activities increased $154.8 million to $201.4 million during the three months ended March 31, 2009, compared to $46.6 million during the comparable prior-year period. This increase was primarily due to strong cash collections of home video revenue related to the Iron Man and The Incredible Hulk movies in our Film Production segment and from strong cash collections from our Licensees. Our film-production expenditures, including expenditures funded by draw-downs from our film facilities, appear on our accompanying consolidated statements of cash flows as cash used in operating activities. The related draw-downs appear on our accompanying condensed consolidated statements of cash flows as cash provided by financing activities. Likewise, cash collections from our film productions are reflected in cash provided by operating activities; however, the related increase in restricted cash funded by these collections is reflected as cash used in our investing activities.
Our working capital deficiency decreased $14.7 million from $57.7 million at December 31, 2008 to $43.0 million at March 31, 2009. This improvement primarily reflects the $201.4 million of cash generated through operations noted above, which allowed us to reduce our current film facility debt by $142.9 million. However, this improvement was partially offset by the use of our operating cash and proceeds from the sale of short-term investments to fund a $90.5 million increase in non-current restricted cash primarily designated for 33% of the Iron Man 2 budget, the completion bond escrow, as described below, and various other required reserves under the film facility, and to fund the repurchase of $16.4 million in treasury stock.
Net cash flows used in investing activities for the quarter ended March 31, 2009 primarily reflect the funding of restricted cash for the purposes described above, partially offset by the sale of short-term investments. Net cash flows used in investing activities for the quarter ended March 31, 2008 reflected the purchase of short-term investments using our excess cash.
Net cash used in financing activities during the quarter ended March 31, 2009 reflects $152.1 million in repayments of our film facility borrowings. In addition, we repurchased 0.7 million shares of our common stock at a cost of $16.4 million. During the quarter ended March 31, 2008, we repurchased 0.4 million shares of our common stock at a cost of $9.9 million. Repurchases were financed through cash generated from operations. At March 31, 2009, the remaining amount authorized and available for stock repurchases was $111.3 million. Net cash used in financing activities during the quarter ended March 31, 2008 also reflects borrowings from our film facilities.

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
All future interest payable under the film facility must now be paid from the films’ net collections, rather than from any of our other sources of cash. Effective December 31, 2008, the film facility requires us to maintain a liquidity reserve of $25 million, included in non-current restricted cash, to cover future interest payments in the event that the films’ net collections are not sufficient to make these payments. If we do not release a film in 2010, 2011 and 2012 or our sixth film under the facility by August 26, 2012, the liquidity reserve requirement will be increased to $45 million.
The film facility also requires us to maintain an interest reserve equal to the subsequent quarter’s estimated interest. As of March 31, 2009, this reserve was $3.1 million, and is included in non-current restricted cash.
The interest rate for the mezzanine debt is LIBOR plus 7.0%. As noted above, we repurchased the mezzanine debt and, accordingly, interest expense, from the dates of repurchase, related to the mezzanine debt is not reflected in our consolidated operating results.
The interest rate for outstanding senior bank debt is currently LIBOR (1.19% at March 31, 2009) or the commercial paper rate, as applicable, plus 2.935%. The LIBOR rate on our outstanding senior bank debt resets to the quoted LIBOR rate two business days preceding the commencement of each calendar quarter. The commercial paper rate resets periodically depending on how often our lenders issue commercial paper to fund their portion of our outstanding debt. The weighted average interest rate of our senior bank debt was 3.95% at March 31, 2009.
The film facility requires us to pay a fee on any senior bank debt capacity that we are not using. This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.
In June 2008, Ambac’s rating was downgraded by S&P from AAA to AA. The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity. These increases are reflected in the rates noted above. Downgrades of Ambac’s rating after the June 2008 downgrade, if any, do not affect our rate of interest or fees under the film facility.

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
Until recently, we would also have been required, before our fifth film’s funding, either to obtain a cumulative, minimum budget percentage (33%) from our pre-sales of film distribution rights in Australia and New Zealand, Japan, Germany, France and Spain (the “Reserved Territories”), together with the proceeds of any government rebate, subsidy or tax incentive and any other source of co-financing, or to fund that budget percentage with cash generated by operations other than films (the “Pre-Sales Test”). The Pre-Sale Test has now been effectively subsumed by other terms of the film facility, as explained below. Future distribution in the Reserved Territories will be handled by Paramount, with limited exceptions.
The film facility requires us to fund 33% of the budget of each film distributed under our 2008 agreement with Paramount. The film facility will provide up to 67% of the budget (reduced by the proceeds of any co-financing). After deduction of Paramount’s distribution fees and expenses in the Reserved Territories, we will be entitled to recoup our 33% contribution from all film proceeds from the Reserved Territories. Our recoupment will be crossed among all films distributed under the distribution agreement with Paramount (five films, extendable to six under certain circumstances) and among all Reserved Territories. After recoupment of our 33% contribution, all additional film proceeds from the Reserved Territories will be used to pay down borrowings under the film facility.
In the first quarter of 2009, we amended the film facility to allow us, at our option, to utilize a lower cost completion bond structure. In order to take advantage of this lower cost completion bond structure for a picture, we funded into escrow approximately $31.5 million for Iron Man 2 for the duration of production. Upon delivery of the completed film, the escrowed funds will be returned to us. However, the amount of escrowed funds returned to us will be reduced to the extent that the cost of the film exceeds 110% of its budget. As discussed above, we exercised this option for Iron Man 2 and funded the escrow account using cash from operations.
If one of the banks in our film facility’s lending consortium were to default in making a required funding and if we were unable to arrange for a replacement bank, the amount available to us under the film facility would drop by the amount of the defaulting bank’s unused commitment and our film productions could be disrupted as a result.
We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit. The HSBC Line of Credit, as amended, expires on March 31, 2011. Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock. In March 2009, the HSBC Line of Credit was amended to provide for an unused commitment fee of 0.45% commencing April 1, 2009. The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization. We continue to be in compliance with the covenants of the facility, which address net income, leverage and free cash flow. The HSBC Line of Credit is secured by a lien on (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005. Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum. As of March 31, 2009, we had no borrowings outstanding under the HSBC Line of Credit.

Our capital expenditures for the quarters ended March 31, 2009 and 2008 were $0.8 million and $0.1 million, respectively. We do not expect to have significant capital expenditures for the balance of 2009. Capital expenditures do not include film costs, which we capitalize into film inventory.
We believe that our cash and cash equivalents, cash flows from operations, the film facility, and the HSBC line of credit will be sufficient for us to conduct our business, including the funding of our self-produced animation and our obligation to fund 33% of the budget of each of our prospective self-produced films, and to make repurchases, if any, under our current stock repurchase program.
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
The continued current volatility and disruption to the capital and credit markets are causing contraction in the availability of business and consumer credit and has led to a global recession. This current decrease and any future decreases in economic activity in the United States or other regions in the world in which we do business could significantly and adversely affect our future results of operations and financial condition in a number of ways. These economic conditions could reduce the performance of our theatrical and home entertainment releases, the ability of licensees to produce and sell our licensed consumer products and the demand for our publications, thereby reducing our revenues and earnings, and could cause our licensees to be unable or to refuse to make required payments to us under their license agreements.
Additional information relating to our outstanding financial instruments is included in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption “Legal Matters” in Note 11 to the Condensed Consolidated Financial Statements in Part I hereof, beginning on page 15.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of
			shares
			purchased as
	Total		part of publicly	Approximate dollar value
	number of		announced	of shares that may yet be
	shares	Average price	plans or	purchased under the plans
Period	purchased	paid per share	programs(a)	or programs
2009
January	—	N/A	—
February	272,547	$23.93	272,547
March	421,688	23.44	421,688

Total	694,235	$23.63	694,235	$111.3 million	(b)

(a)	This column represents the number of shares repurchased through our common stock repurchase program announced on February 19, 2008.

(b)	As of March 31, 2009.
ITEM 5. OTHER INFORMATION
In February 2008, we entered into a share disposition agreement with Isaac Perlmutter in connection with our stock repurchase program announced on February 19, 2008. Mr. Perlmutter is Marvel’s Chief Executive Officer, Vice Chairman and largest stockholder. Under the agreement, Mr. Perlmutter agreed not to dispose of any of his shares of Marvel stock while the repurchase program was in effect.
On March 3, 2009, we and Mr. Perlmutter amended and restated the share disposition agreement. The main purpose of the amendment and restatement was to provide that the agreement does not preclude Mr. Perlmutter, upon any exercise of his stock options, from disposing of the shares underlying the options in order to pay the options’ exercise price or to pay estimated taxes due, and/or to reimburse us for amounts withheld, in connection with the exercise of the options.

The above description is qualified in its entirety by reference to the full text of the amended and restated share disposition agreement dated March 3, 2009, a copy of which is attached hereto as Exhibit 10.1. A copy of the March 3, 2009 agreement was also filed with the SEC on March 4, 2009 as Exhibit A to Mr. Perlmutter’s Schedule 13D/A (Amendment No. 23).
ITEM 6. EXHIBITS
For the exhibits filed with this report, see the exhibit index below.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC. (Registrant)
By:	/s/ Kenneth P. West
Kenneth P. West
Chief Financial Officer (duly authorized officer and principal financial officer)
Dated: May 8, 2009
EXHIBIT INDEX

Exh. No.	Description

10.1	Amended and Restated Share Disposition Agreement, dated March 3, 2009 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. *

10.2	Executive Employment Agreement dated as of March 23, 2009 by and between Marvel Entertainment, Inc. and Marvel Characters B.V. on one hand and Isaac Perlmutter on the other.*

10.3	Employment Agreement dated as of December 10, 2008 between Marvel Entertainment International Ltd. and Simon Philips.*

10.4
License Agreement dated February 17, 2009 by and between Marvel Characters B.V. and Spider-Man Merchandising L.P. on the one hand and Hasbro, Inc. on the other. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

*	Management contract or compensatory plan or arrangement.