Form 10-K/A
period 2008-12-31
Marvel Entertainment, Inc.
filed 2009-05-19
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13638
MARVEL ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3711775

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

417 Fifth Avenue, New York, NY	10016

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)-576-4000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

Explanatory Note
Marvel Entertainment, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009, in order (i) to file the Second Amended and Restated Agency Agreement between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. dated as of October 1, 2004 and an amendment to that agreement dated August 17, 2007, and (ii) to indicate that portions of Exhibits 10.43 and 10.44 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The aforementioned agreement and amendment between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. are being filed, concurrently with this Amendment No. 1, as Exhibits 10.58 and 10.59 to the Form 10-K. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.
This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K filed with the Securities and Exchange Commission on February 27, 2009, or modify or update those disclosures affected by subsequent events. Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.
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

Exhibit No.

4.4
Amendment No. 2 to Rights Agreement, dated as of October 7, 2002, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 4, 2002 and filed with the Securities and Exchange Commission on October 7, 2002.)

10.1	1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)*

10.2	2005 Stock Incentive Plan, as amended. (Previously filed on February 27, 2009 as an exhibit to our original Annual Report on Form 10-K.)*

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

10.7	2005 Cash Incentive Compensation Plan, as amended. (Previously filed on February 27, 2009 as an exhibit to our original Annual Report on Form 10-K.)*

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

Exhibit No.

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

10.33
Amendment No. 7 dated as of December 5, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party. (Previously filed on February 27, 2009 as an exhibit to our original Annual Report on Form 10-K.)

Exhibit No.

10.34
Amendment No. 8 dated as of February 17, 2009 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, the Company, Marvel Studios, Inc., HSBC Bank USA, N.A., in its capacities as Collateral Agent and Collection Account Bank, and Ambac Assurance Corporation, in its capacity as Control Party. (Previously filed on February 27, 2009 as an exhibit to our original Annual Report on Form 10-K.)

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

10.43
License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.) #

10.44
Amendment dated as of February 8, 2006 to License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand, and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.) #

10.45
Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

Exhibit No.

10.46
Employment Agreement dated May 31, 2007 between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.47
Amendment No. 1, dated as of August 6, 2007, to Employment Agreement between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.48
Amendment No. 2, dated March 19, 2008, to Employment Agreement between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2008 and filed with the Securities and Exchange Commission on March 25, 2008.)*

10.49
Amended and Restated Employment Agreement, dated March 21, 2008, by and between the Company and John Turitzin. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 19, 2008 and filed with the Securities and Exchange Commission on March 25, 2008.)*

10.50
Amended and Restated Employment Agreement, dated May 2, 2008, by and between the Company and David Maisel. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 2, 2008 and filed with the Securities and Exchange Commission on May 8, 2008.)*

10.51
Employment Agreement dated June 20, 2007 between the Company and Kenneth P. West. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.52
Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 4, 2001.)*

10.53
Amendment to Employment Agreement with Isaac Perlmutter dated as of May 1, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.54
Second Amendment to Employment Agreement with Isaac Perlmutter dated as of October 15, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.55
Third Amendment to Employment Agreement with Isaac Perlmutter dated as of May 8, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 8, 2006.)*

10.56
Share Disposition Agreement, dated as of May 20, 2007 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.57
Share Disposition Agreement, dated as of February 13, 2008 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 19, 2008 and filed with the Securities and Exchange Commission on February 25, 2008.)*

10.58	Second Amended and Restated Agency Agreement, dated as of October 1, 2004, between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. (Filed herewith.) #

10.59	Amendment, dated August 17, 2007, to Second Amended and Restated Agency Agreement between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. (Filed herewith.) #

Exhibit No.

21	Subsidiaries of the Registrant. (Previously filed on February 27, 2009 as an exhibit to our original Annual Report on Form 10-K.)

23	Consent of PricewaterhouseCoopers LLP. (Previously filed on February 27, 2009 as an exhibit to our original Annual Report on Form 10-K.)

24	Power of attorney. (Previously filed on February 27, 2009 as an exhibit to our original Annual Report on Form 10-K)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act. (Furnished herewith.)

*	Management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
By:	/s/ John Turitzin
John Turitzin
Executive Vice President
May 19, 2009

EXHIBIT INDEX

Exhibit No.

10.58	Second Amended and Restated Agency Agreement, dated as of October 1, 2004, between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. (Filed herewith.) #

10.59	Amendment, dated August 17, 2007, to Second Amended and Restated Agency Agreement between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. (Filed herewith.) #

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act. (Furnished herewith.)

#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.