Form 10-Q
period 2009-06-30
Marvel Entertainment, Inc.
filed 2009-08-05
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes ☐    No ☐ [This requirement is not yet applicable to the registrant.]

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

Yes ☐    No ☑

At August 3, 2009, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 78,493,680, including 474,312 shares of restricted stock.

TABLE OF CONTENTS

(i)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited)

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$81,039	$105,335
Restricted cash	38,220	12,272
Short-term investments	–	32,975
Accounts receivable, net	29,471	144,487
Inventories, net	13,473	11,362
Income tax receivable	206	2,029
Deferred income taxes, net	25,497	34,072
Prepaid expenses and other current assets	9,164	5,135
Total current assets	197,070	347,667

Fixed assets, net	4,194	3,432
Film inventory, net	192,068	181,564
Goodwill	346,152	346,152
Accounts receivable, non–current portion	7,010	1,321
Income tax receivable, non–current portion	5,906	5,906
Deferred income taxes, net – non–current portion	17,046	13,032
Deferred financing costs	3,320	5,810
Restricted cash, non–current portion	42,274	31,375
Other assets	5,489	455
Total assets	$820,529	$936,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,860	$2,025
Accrued royalties	89,912	76,580
Accrued expenses and other current liabilities	33,826	40,635
Deferred revenue	67,468	81,335
Film facility	–	204,800
Total current liabilities	194,066	405,375
Accrued royalties, non-current portion	806	10,499
Deferred revenue, non-current portion	93,696	48,939
Film facility, non-current portion	–	8,201
Income tax payable	66,522	59,267
Other liabilities	10,680	8,612
Total liabilities	365,770	540,893

Commitments and contingencies

Marvel Entertainment, Inc. stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 250,000,000 shares authorized, 134,681,030 issued and 77,997,619 outstanding in 2009 and 134,397,258 issued and 78,408,082 outstanding in 2008	1,347	1,344
Additional paid-in capital	752,438	750,132
Retained earnings	628,628	555,125
Accumulated other comprehensive loss	(4,574)	(4,617)
Total Marvel Entertainment, Inc. stockholders’ equity before treasury stock	1,377,839	1,301,984
Treasury stock, at cost, 56,683,411 shares in 2009 and 55,989,176 shares in 2008	(921,700)	(905,293)
Total Marvel Entertainment, Inc. stockholders’ equity	456,139	396,691
Noncontrolling interest in consolidated Joint Venture	(1,380)	(870)
Total equity	454,759	395,821
Total liabilities and equity	$820,529	$936,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Net sales	$116,266	$156,859	$313,230	$269,426

Costs and expenses:
Cost of revenues	33,590	35,357	117,610	47,824
Selling, general and administrative	32,973	37,060	72,144	68,579
Depreciation and amortization	383	388	656	763
Total costs and expenses	66,946	72,805	190,410	117,166
Other income, net	3,203	1,104	3,324	20,430
Operating income	52,523	85,158	126,144	172,690
Interest expense	2,713	5,486	6,367	8,572
Interest income	158	963	326	1,942
Gain on repurchase of debt	–	2,333	–	2,333
Income before income tax expense	49,968	82,968	120,103	168,393
Income tax expense	20,348	30,974	44,839	64,184
Net income	29,620	51,994	75,264	104,209
Noncontrolling interest in consolidated Joint Venture	598	5,323	1,761	12,307
Net income attributable to Marvel Entertainment, Inc.	$29,022	$46,671	$73,503	$91,902

Basic and diluted earnings per share:
Net income attributable to Marvel Entertainment, Inc.	$29,022	$46,671	$73,503	$91,902
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	77,969	78,006	78,127	77,714
Effect of dilutive stock options and restricted stock	346	639	359	722
Weighted average shares for diluted earnings per share	78,315	78,645	78,486	78,436
Earnings per share, attributable to Marvel Entertainment, Inc.:
Basic	$0.37	$0.60	$0.94	$1.18

Diluted	$0.37	$0.59	$0.94	$1.17

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency	Pension Liability	Treasury Stock	Noncontrolling Interests in Consolidated Joint Venture	Total Equity
	(in thousands)
Balance at December 31, 2008	78,408	$1,344	$750,132	$555,125	$(812)	$(3,805)	$(905,293)	$(870)	$395,821
Net settlement of employee stock options exercised	77	1	(49)	–	–	–	–	–	(48)
Tax benefit of stock options exercised, net	–	–	458	–	–	–	–	–	458
Restricted stock vesting	278	2	(2)	–	–	–	–	–	–
Common stock retired	(71)	–	(2,073)	–	–	–	–	–	(2,073)
Treasury stock, at cost	(694)	–	–	–	–	–	(16,407)	–	(16,407)
Compensatory stock expense	–	–	3,972	–	–	–	–	–	3,972
Distributions to the noncontrolling interest in consolidated Joint Venture (including non-cash distributions of $36 related to foreign tax credits)	–	–	–	–	–	–	–	(2,271)	(2,271)
Net income	–	–	–	73,503	–	–	–	1,761	75,264
Other comprehensive (loss) income	–	–	–	–	(113)	156	–	–	43
Comprehensive income*	–	–	–	–	–	–	–	–	75,307

Balance at June 30, 2009	77,998	$1,347	$752,438	$628,628	$(925)	$(3,649)	$(921,700)	$(1,380)	$454,759

*Comprehensive income attributable to Marvel Entertainment, Inc. stockholders was $73,546.

					Accumulated Other Comprehensive Loss
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency	Pension Liability	Treasury Stock	Noncontrolling Interests in Consolidated Joint Venture	Total Equity
	(in thousands)
Balance at December 31, 2007	77,625	$1,333	$728,815	$349,590	$342	$(3,737)	$(894,840)	$556	$182,059
Employee stock options exercised	959	8	8,134	–	–	–	–	–	8,142
Tax benefit of stock options exercised, net	–	–	8,367	–	–	–	–	–	8,367
Restricted stock vesting	290	3	(3)	–	–	–	–	–	–
Common stock retired	(81)	–	(2,079)	–	–	–	–	–	(2,079)
Treasury stock, at cost	(414)	–	–	–	–	–	(9,945)	–	(9,945)
Compensatory stock expense	–	–	3,305	–	–	–	–	–	3,305
Distributions to the noncontrolling interest in consolidated Joint Venture (including non-cash distributions of $346 related to foreign tax credits)	–	–	–	–	–	–	–	(13,016)	(13,016)
Net income	–	–	–	91,902	–	–	–	12,307	104,209
Other comprehensive income	–	–	–	–	122	87	–	–	209
Comprehensive income**	–	–	–	–	–	–	–	–	104,418

Balance at June 30, 2008	78,379	$1,344	$746,539	$441,492	$464	$(3,650)	$(904,785)	$(153)	$281,251

**Comprehensive income attributable to Marvel Entertainment, Inc. stockholders was $92,111.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$75,264	$104,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	656	763
Amortization of film inventory	89,950	21,202
Provision for doubtful accounts	163	–
Gain on repurchase of debt	–	(2,333)
Amortization of deferred financing costs	2,490	2,490
Unrealized gain on interest rate cap and foreign currency forward contracts	(604)	(754)
Non-cash charge for stock-based compensation	3,972	3,305
Excess tax benefit from stock-based compensation	(458)	(8,367)
Loss on sale of equipment	–	5
Impairment of long-term assets	99	–
Deferred income taxes	3,589	(26,177)
Changes in operating assets and liabilities:
Accounts receivable	109,164	(14,560)
Inventories	(2,111)	(106)
Income tax receivable	823	9,004
Prepaid expenses and other current assets	(4,029)	(1,710)
Film inventory	(100,454)	(47,027)
Other assets	(2,830)	(872)
Deferred revenue	30,890	6,800
Income taxes payable	9,553	51,154
Accounts payable, accrued expenses and other current liabilities	(2,743)	(15,828)
Net cash provided by operating activities	213,384	81,198

Cash flows from investing activities:
Purchases of fixed assets	(1,517)	(279)
Sales of short-term investments	32,983	66,055
Purchases of short-term investments	(8)	(45,039)
Acquisition of other intangibles	(1,600)	–
Change in restricted cash	(36,847)	10,635
Net cash (used in) provided by investing activities	(6,989)	31,372

Cash flows from financing activities:
Borrowings from film facilities	1,000	71,100
Repayments of film facilities	(214,001)	(96,166)
Distributions to the noncontrolling interest in consolidated Joint Venture	(2,235)	(12,670)
Purchases of treasury stock	(16,407)	(9,945)
Exercise of stock options	472	8,142
Excess tax benefit from stock-based compensation	458	8,367
Net cash used in financing activities	(230,713)	(31,172)

Effect of exchange rates on cash	22	257
Net (decrease) increase in cash and cash equivalents	(24,296)	81,655
Cash and cash equivalents, at beginning of period	105,335	30,153
Cash and cash equivalents, at end of period	$81,039	$111,808

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30 2009
(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included.  The unaudited Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2009 and the unaudited Condensed Consolidated Statements of Equity and Comprehensive Income and Cash Flows for the six-month period ended June 30, 2009 are not necessarily indicative of those for the full year ending December 31, 2009.  The year-end 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to prior periods to conform to the current period presentation.  Specifically, we have made adjustments as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”) (see Note 2).

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

The accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries, including the Film Slate Subsidiaries (as defined in our Form 10-K) and, the Joint Venture.  Upon consolidation, all inter-company accounts and transactions are eliminated.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)

Interest paid during the period	$5,717	$11,682
Income taxes paid during the period	30,726	30,545
Income tax refund	45	–

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

Recent Accounting Standards Adopted in 2009

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the company and to the noncontrolling interests.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  On January 1, 2009, we adopted the provisions of SFAS 160.  The implementation of this statement did not have a material impact on our consolidated financial statements or results of operations.  The 2008 financial information has been revised so that the basis of presentation is consistent with the 2009 financial information.

In February 2008, the FASB issued FASB Staff Position (“FSP”) “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  On January 1, 2009, we adopted the provisions of FSP FAS 157-2.  On January 1, 2008, we adopted the provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis.  The implementation of these statements did not have a material impact on our consolidated financial statements or results of operations.

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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our consolidated financial statements or results of operations (see Note 13).

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, which is effective for the Company June 30, 2009.  The FSP requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. The adoption of this guidance did not have any impact on our consolidated financial statements or results of operations.

Recent Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No.168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB SFAS No. 162” (the “Codification”).  The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, Emerging Issues Task Force (EITF) and related literature.  The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard will change how we disclose authoritative accounting pronouncements in the notes to our consolidated financial statements.

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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	June 30,	December 31,
	2009	2008
	(in thousands)
Accounts receivable, net, consists of the following:
Licensing:
Accounts receivable	$10,361	$9,434
Less allowances for doubtful accounts	(206)	(278)
Total licensing	10,155	9,156
Publishing:
Accounts receivable	28,795	30,474
Less allowance for:
Doubtful accounts	(334)	(266)
Allowance for returns	(12,612)	(14,460)
Total publishing	15,849	15,748
Film Production
Accounts receivable	3,433	119,459
All Other:
Accounts receivable	34	124
Total	$29,471	$144,487
Inventories, net, consists of the following:
Finished goods	$5,963	$5,734
Editorial and raw materials	7,510	5,628
Total	$13,473	$11,362
Accounts receivable , non-current portion, are due as follows:
2010	$6,635	$–
2011	500	1,381
Present value discount	(125)	(60)
Total	$7,010	$1,321
Film inventory, net, consists of the following:
Theatrical Films:
Released, net of amortization	$82,586	$172,224
In production	88,709	–
In development or pre-production	11,348	7,257
Total theatrical films	182,643	179,481
Animated television productions:
In production	9,399	–
In development or pre-production	26	2,083
Total animated television productions	9,425	2,083
Total	$192,068	$181,564
Accrued royalties consists of the following:
Merchandise royalty obligations	$2,529	$1,556
Freelance talent	3,635	4,005
Studio and talent share of royalties	83,748	71,019
Total	$89,912	$76,580

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands)
Accrued expenses and other current liabilities consists of the following:
Inventory purchases	$1,781	$2,030
Bonuses	8,041	12,860
Legal fees and litigation accruals	1,555	2,111
Licensing common marketing funds	12,097	9,441
Interest	1,765	3,675
Other accrued expenses	8,587	10,518
Total	$33,826	$40,635

4.	EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share attributable to Marvel Entertainment, Inc., is computed by dividing the net income attributable to Marvel Entertainment, Inc. for the period attributable to common stock by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share attributable to Marvel Entertainment, Inc., is computed by dividing the net income attributable to Marvel Entertainment, Inc. for the period by the weighted-average number of common and potential common shares, if dilutive, outstanding during the period.  The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share attributable to Marvel Entertainment, Inc. by application of the treasury stock method, which includes consideration of stock-based compensation as required under SFAS No. 123(R) “Share-Based Payment”.

The total number of shares of our common stock outstanding as of June 30, 2009 was 77,997,619, net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (1,842,624) and the vesting of all outstanding restricted shares (495,312), the total number outstanding would be 80,335,555.  During the three-month period ended June 30, 2009, 64,647 shares of common stock were issued through stock option exercises.

5.	COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders.

	For the three months ended
	June 30,
	2009	2008
	(in thousands)
Net income	$29,620	$51,994
Other comprehensive (loss) income:
Foreign currency	(130)	21
Pension liability	79	43
Total other comprehensive (loss) income	(51)	64
Comprehensive income	29,569	52,058
Comprehensive income attributable to noncontrolling interest	(598)	(5,323)
Comprehensive income attributable to Marvel Entertainment, Inc.	$28,971	$46,735

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

6.	DEBT FINANCING

Film Facility

MVL Film Finance LLC, a wholly owned bankruptcy-remote subsidiary of ours, maintains a $525 million credit facility for producing theatrical motion pictures based on certain of our characters.  Our ability to borrow under the film facility expires on September 1, 2012.  We are required to repay all borrowings under the film facility by September 1, 2014, subject to extension by up to ten months under certain circumstances.  The film facility’s final expiration date is September 1, 2016, subject to extension by up to ten months under certain circumstances.  The expiration date and final date for borrowings under the film facility occur sooner if the films produced under the facility fail to meet certain defined performance measures.  The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt.  During 2008, we repurchased, and are now holding, all of the mezzanine debt related to the film facility.

Ambac Assurance Corporation has insured repayment of the senior bank debt.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of used and unused senior bank debt, but in no event less than $3.4 million per year.  The weighted average interest rate of our senior bank debt was 3.65% at June 30, 2009, inclusive of the percentage fee owed to Ambac (without consideration of that fee’s minimum).  In addition, commitment fees on unused senior bank debt are charged at the rate of 0.90% per annum, inclusive of the percentage fee owed to Ambac (without consideration of that fee’s minimum).

Debt service under the film facility must be paid from the films’ net collections, rather than from any of our other sources of cash.  The film facility requires us to maintain certain interest and liquidity reserves to cover future debt service payments in the event that the films’ net collections are not sufficient to make such payments.  As of June 30, 2009, total reserves were $27.6 million, and are included in non-current restricted cash.

The film facility also requires us to fund a minimum of 33% of the budget of each film distributed under our 2008 distribution agreement with Paramount.  The film facility will provide a maximum of 67% of the budget (reduced by the proceeds of any third-party co-financing).  During the first quarter of 2009, we funded 33% of the Iron Man 2 budget, of which the unused balance is recorded in non-current restricted cash as of June 30, 2009.

In the first quarter of 2009, we amended the film facility to allow us, at our option, to utilize a lower cost completion bond structure.  In order to take advantage of this structure, we funded into escrow approximately $31.5 million for Iron Man 2 for the duration of production.  This amount (plus interest accrued) is included in current restricted cash as of June 30, 2009.

Our films’ net collections may only be used to service debt under the film facility, fund production costs of other films produced under the film facility or pay certain administrative costs of the film facility, and are therefore included in restricted cash (see Note 7).  During the six-month period ended June 30, 2009, we repaid all amounts outstanding under the film facility.

Corporate Line of Credit

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit, as amended, expires on March 31, 2011.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  In March 2009, the HSBC Line of Credit was amended and now provides for an unused commitment fee of 0.45% commencing April 1, 2009.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  We continue to be in compliance with the covenants of the facility, which include covenants related to net income, leverage and free cash flow.  The HSBC Line of Credit is secured by a lien on (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005.  Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum.  As of June 30, 2009, 32.1 million of our shares held in treasury are pledged as collateral under the HSBC Line of Credit.  As of June 30, 2009, we had no borrowings outstanding under the HSBC Line of Credit.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

7.	RESTRICTED CASH

Cash that has been contractually restricted as to usage or withdrawal is included in the caption “Restricted cash”.  Restricted cash attributable to our Film Production segment includes our net film collections, borrowings under the film facility and any other funds designated to be used for film inventory costs, for debt service, for various reserves required under the film facility and for certain amounts required under our completion bond arrangements.  Restricted cash in the Film Production segment increased from $39.6 million as of December 31, 2008 to $75.3 million as of June 30, 2009.  Restricted cash in the Licensing segment includes cash balances of the Joint Venture that are not freely available to either Sony Pictures or to us until distributed.  Distributions are made no less frequently than quarterly.

Restricted cash not expected to be released within one year of the balance sheet date and restricted cash designated to be used for film inventory costs is classified as a non-current asset in the accompanying condensed consolidated balance sheets.

8.	FAIR VALUE MEASUREMENTS

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

We endeavor to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth our assets measured at fair value on a recurring basis as of June 30, 2009:

	Recurring Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Interest rate cap	$704	–	$704	–

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

We are exposed to market risks from changes in interest rates, which may adversely affect our operating results and financial position.  When deemed appropriate, we minimize our risks from interest rate fluctuations using derivative financial instruments.  We use derivative financial instruments to manage risk and not for trading or other speculative purposes.  We do not use leveraged derivative financial instruments.  The interest rate cap is valued using broker quotations, or market transactions either in the listed or over-the counter markets.  This derivative instrument is therefore classified within level 2.  Gains and losses from changes in the fair value of the interest rate cap are recorded within other income in the accompanying condensed consolidated statements of income.

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

Non-Financial Instruments

The majority of the our non-financial instruments, which include goodwill, inventories and fixed assets are not required to be carried at fair value on a recurring basis.  However, our goodwill is required to be evaluated for impairment annually, and all of our non-financial instruments are required to be evaluated for impairment if certain triggering events occur.  An evaluation that results in an asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.

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

9.	SEGMENT INFORMATION

We operate our businesses in three segments: Licensing, Publishing and Film Production

Licensing Segment

Our Licensing segment, which includes the operations of the Joint Venture, licenses our characters for use in a wide variety of products and media, the most significant of which are described below.

Consumer Products.  We license our characters for use in a wide variety of consumer products, including toys, apparel, interactive games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.

Studio Licensing: Feature Films.  We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters.  We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men (including Wolverine), Daredevil/Elektra, Ghost Rider, Namor the Sub-Mariner and The Punisher.  Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.  We intend to self-produce, rather than license, all future films based on our characters that have not been licensed to third parties.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

Studio Licensing: Television Programs.  We license our characters for use in television programs.  Several television shows based on our characters are in various stages of development including animated programming based on Iron Man, X-Men (including Wolverine), the Incredible Hulk and Black Panther.  Since January 2009, the new animated series “Wolverine and the X-Men” has been airing on Nicktoons Network in the United States of America and on various other international channels in Canada, United Kingdom, Latin America, Europe, Australia, Asia Pacific, and the Middle East.  In addition, as part of our efforts to build demand for our licensed consumer products, the Licensing segment has begun to self-produce animated television programming featuring Marvel characters.  By controlling the content and distribution of self-produced animation, we hope to increase our consumer products licensing activities more than is possible through animation whose content and distribution is under the control of animation licensees.

Studio Licensing: Made-for-DVD Animated Feature Films.  We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to eight feature-length animated films for distribution directly to the home video market.  To date, six titles have been distributed under this arrangement.

Destination-Based Entertainment.  We license our characters for use at theme parks, shopping malls and special events.  For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan.  We have also licensed our characters for the development of theme parks in Dubai and in South Korea.

Promotions.  We license our characters for use in short-term promotions of other companies’ products and services.

Publications.  Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of coloring and activity books.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America.  Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 characters.  Our titles include Spider-Man, X-Men, Fantastic Four, Iron Man, the Incredible Hulk, Captain America, the Avengers, and Thor.  In addition to revenues from the sale of comic books and trade paperbacks, the Publishing segment derives revenues from sales of advertising and subscriptions and from other publishing activities, such as custom comics and digital media activities.  Our digital media activities have had a small but growing impact on our Publishing segment revenues, mostly through online advertising and digital comic subscription sales.  We expect continued moderate growth and diversification in Marvel digital media revenues as we continue to increase our online presence.

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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

Our self produced films are financed primarily with our $525 million film facility.  The first two films produced by the Film Production segment were Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008.  We are currently in post production on one film, Iron Man 2, scheduled to be released May 7, 2010, and we are in pre-production on another film, Thor, scheduled to be released May 20, 2011.  In addition, we are developing two other films, The First Avenger: Captain America and The Avengers, scheduled to be released on July 22, 2011 and May 4, 2012, respectively.

Set forth below is certain operating information for our segments.

	Licensing (1)(2)	Publishing	Film Production	All Other (3)	Total
	(in thousands)
Three months ended June 30, 2009
Net sales	$51,844	$31,667	$32,755	$–	$116,266
Operating income (loss)	34,108	10,925	11,702	(4,212)	52,523

Three months ended June 30, 2008
Net sales	$94,835	$31,785	$28,925	$1,314	$156,859
Operating income (loss)	77,527	11,683	2,141	(6,193)	85,158

Six months ended June 30, 2009
Net sales	$132,661	$57,489	$123,080	$–	$313,230
Operating income (loss)	92,963	17,913	27,274	(12,006)	126,144

Six months ended June 30, 2008
Net sales	$179,408	$58,258	$28,925	$2,835	$269,426
Operating income (loss)	162,909	21,634	147	(12,000)	172,690

(1)
In the first quarter of 2008, operating income included $19.0 million classified as Other Income from settlement payments received in connection with the early termination of two interactive licensing agreements.

(2)
During the second quarter of 2008, we recorded a non-recurring credit of $8.3 million in SG&A expense to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products.

(3)
Operating loss in “All Other” for the three and six-month periods ended June 30, 2009 is net of $2.4 million received from a litigation trust established in connection with our emergence from bankruptcy proceedings in 1998 as a result of a settlement reached by this trust and other third-parties in the second quarter of 2009.  The amounts for the three months ended June 30, 2008 include $1.3 million of direct toy sales and $1.3 million of related operating income associated with our toy manufacturing operations, which we exited in early 2008.  The amounts for the six months ended June 30, 2008 include $2.8 million of direct toy sales and $2.0 million of related operating income associated with our toy manufacturing operations.  The balance of “All Other” operating loss in the three and six-month periods is primarily unallocated corporate overhead.

10.	BENEFIT PLAN

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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

Assumptions used for the 2009 and 2008 expense include a discount rate of 5.62% and 5.88%, and an expected rate of return on plan assets of 4.82% and 5.25%, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Total cost for plan period:
Service cost	$–	$–	$–	$–
Interest cost	283	291	566	582
Expected return on plan assets	(197)	(257)	(394)	(514)
Amortization of:
Unrecognized net loss	53	51	106	101
Unrecognized prior service credit	(13)	(14)	(26)	(27)
Unrecognized net asset obligation	–	–	–	–
Net periodic pension cost	$126	$71	$252	$142

11.	INCOME TAXES

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

Estimation of the annual effective tax rate at the end of each interim period requires estimates of, among other things, what our pre-tax income will be for the year, what portion of our income will be earned and taxed in foreign jurisdictions, what permanent and temporary differences we will record, and which of the deferred tax assets generated in the current year we will recover.  Each of those estimates requires significant judgment.  These estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

Our effective tax rates for the three and six-month periods ended June 30, 2009 (40.7% and 37.3%, respectively) and for the three and six-month periods ended June 30, 2008 (37.3% and 38.1%, respectively) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the earnings of the Joint Venture, as further described below.

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

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

Our 2003 through 2006 federal income tax returns are currently under examination by the Internal Revenue Service (“IRS”).  During the quarter ended June 30, 2009, the IRS proposed an adjustment to the amount of federal Net Operating Loss ("NOL") carryforwards that we utilized in the years under examination.  We determined the amount of available NOL carryforwards upon our emergence from bankruptcy in 1998 using a methodology consistent with our interpretation of then-current federal tax law and IRS guidance available at the time.  In 2003, the IRS issued a regulation that prospectively required a different methodology.  The basis of the IRS position is that, in 1998, we should have used a methodology similar to the approach of the 2003 regulation.  If the IRS were to prevail in its position, federal NOL carryforwards used in the examination period would be disallowed and we would owe approximately $23 million in additional income tax and interest.  We firmly believe the methodology we employed to calculate available NOL carryforwards from 1998 was appropriate and, accordingly, plan to aggressively contest the proposed adjustment.

We retain various state and local NOL carryforwards of $300.0 million, which will expire in various jurisdictions in the years 2009 through 2026.  As of June 30, 2009, there is a valuation allowance of $0.6 million against state NOL and capital loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.

Unrecognized tax benefits totaled $60.1 million and $57.0 million at June 30, 2009 and December 31, 2008, respectively.  The increase for the six-month period ended June 30, 2009 was primarily the result of tax positions we took during that period in various jurisdictions in which we operate.  Except for increases attributable to future earnings, we do not expect our balance of unrecognized tax benefits to materially change over the next twelve months.

12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 26, 2009, in the United States District Court for the Southern District of New York, four purported shareholders of Stan Lee Media, Inc. (“SLM”), individually and on behalf of all SLM shareholders, filed a derivative action against several Marvel entities, Isaac Perlmutter (our President and Chief Executive Officer), Avi Arad (a former officer and director), Stan Lee, Joan C. Lee, Joan Lee and Arthur Lieberman.  On April 28, 2009, two of the original four plaintiffs filed an amended complaint, which supersedes the original complaint and alleges only derivative claims on behalf of SLM.  The amended complaint eliminated all claims against Mr. Perlmutter, Mr. Arad, Joan C. Lee and Joan Lee.  The amended complaint alleges that SLM is the owner of rights and property, including the Marvel name and trademarks and rights in characters co-created by Mr. Lee while he was employed by our predecessors (the “Intellectual Property”).  The plaintiffs allege that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in the Intellectual Property to a predecessor of SLM.  Mr. Lee has denied that he had any ownership interest in any Marvel intellectual property and that any transfer of those rights to SLM ever took place.  The amended complaint alleges claims against us for violations of section 43(a) of the Lanham Act, tortious interference with a contract between Mr. Lee and an alleged predecessor of SLM, aiding and abetting alleged breaches by Mr. Lee of fiduciary duties owed to SLM and an accounting. The relief sought against us in the amended complaint includes damages in an amount to be determined at trial, and the imposition of a constructive trust on and an accounting for the profits derived from our exploitation of our intellectual property.  We believe all claims in the amended complaint against us are without merit.

On January 2, 2009, in the New York State Supreme Court, New York County, Marvel and the Joint Venture filed separate actions against MGA Entertainment, Inc. ("MGA").  Those lawsuits alleged that MGA owed several million dollars in unpaid royalties and had otherwise breached license agreements between the parties.  On or about March 2, 2009, MGA filed a separate action against Marvel and Isaac Perlmutter and served counterclaims against the Joint Venture, Marvel and Mr. Perlmutter.  MGA's action and counterclaims assert causes of action for breach of contract, breach of the covenant of good faith and fair dealing, malicious prosecution, abuse of process, and intentional infliction of economic harm.  MGA is seeking damages in excess of $100 million.  We believe all of MGA's claims in the actions are without merit.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30 2009
(unaudited)

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

13.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the filing of this Form 10-Q on August 5, 2009, and determined there have not been any events that have occurred that would require adjustments to our consolidated financial statements or results of operations.

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

The following risk factors, among others, could cause our actual results to differ significantly from what is expressed in our forward-looking statements:

•	Exposure to a continuing economic downturn
•	Exposure to a sustained tightening of credit markets
•	Dependence on a single distributor to the direct comic book market
•	Financial difficulties of licensees
•	A decrease in the level of media exposure or popularity of our characters
•	Changing consumer preferences
•	Movie- and television-production delays and cancellations
•	Concentration of our toy licensing in one licensee
•	Uncertainties to do with the film production business, such as:
o	We might be unable to attract and retain creative talent
o	Our key talent might become incapacitated or suffer reputational damage
o	Our films might be less successful economically than we anticipate
o	Our film productions might be disrupted or delayed
o	We might be disadvantaged by changes or disruptions in the way films are distributed
o	We might lose potential sales because of piracy of films and related products
o	We will be primarily dependent on a single distributor for each film
o	We will depend on our studio distributors for information related to the accounting for film-production activities
o	We might fail to meet the conditions imposed by the lenders for the funding of individual films
o	We might be unable to obtain financing to make more than four films if an interim asset test related to the economic performance of the film slate is not satisfied
o	Cash flows from our films might be insufficient to service our debt under the film facility
o	The film facility’s lenders might default

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

Major entertainment events play an important role in driving sales of our licensed products.  In 2008, our Licensing segment revenue reflected the benefit from the release of our self-produced movies; Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008.  Our full-year 2009 Licensing segment revenue will be lower than in 2008 as there is only one major entertainment event in 2009, X-Men Origins: Wolverine, domestically released May 1, 2009 by Twentieth Century Fox.

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

Publishing

The Publishing segment is focused on strengthening its Super Hero graphic fiction presence in its primary distribution channels such as the direct and mass market, and expanding its reach to a broader demographic by providing all-ages and new reader products in the book market and online.  A variety of Wolverine products were released in the second quarter of 2009 and distributed around the X-Men Origins: Wolverine film domestically released May 1, 2009 by Twentieth Century Fox.  We also released the first collection for The Stand in the first quarter of 2009 and the third collection of the Dark Tower was released in the second quarter of 2009.  The first collection for the Ender’s Game series is scheduled to release in the third quarter of 2009.  In 2008, Marvel launched a major comic book crossover series, Secret Invasion, which involves many of the Marvel characters and features tie-ins to many other Marvel publications.  Secret Invasion ran from April through December 2008.  The third volume of the Dark Tower series and the first volume of The Stand series were released in October 2008.  The momentum of these efforts was followed up with the Dark Reign and Ultimatum publishing events that began in December 2008 and will continue through the remainder of 2009.  Due in part to the economic recession and tightening of credit markets, we believe that Publishing segment revenue in 2009 will be lower than in 2008 as customers’ advertising budgets and consumer spending remain constrained.  The current economic climate is also putting increased pressure on some retailers and has led to a decrease in their sales of a wide range of products, including ours.

The Publishing segment has continued its development and investment in digital media, resulting in increased content on our Marvel Digital Comics Unlimited service, where we currently have over 6,000 previously published Marvel comic books available for viewing online in a proprietary viewer.  We have also added more content to our website, including videos, casual games, news and character biographies.  We also maintain a separate website, www.marvelkids.com, featuring Marvel characters and content developed for children ages 6-11.  Our digital media content is also distributed through arrangements with third-party websites such as YouTube and iTunes.  We expect continued moderate growth and diversification in digital media revenues as we continue to increase our online presence.  However, our expectations for digital media revenue growth, planned in large part to be achieved through increased advertising revenues, have been reduced because of the macro-economic factors discussed above, which have had a negative impact on industry-wide online advertising.

Film Production

In 2008, we released our first two self-produced films: Iron Man on May 2 and The Incredible Hulk on June 13.  We are currently in post production on one film, Iron Man 2, scheduled to be released May 7, 2010, and we are in pre-production on another film, Thor, scheduled to be released May 20, 2011.  In addition, we are developing two other films, The First Avenger: Captain America and The Avengers, scheduled to be released on July 22, 2011 and May 4, 2012, respectively.  After the release of each of our films, we begin to recognize revenue and to amortize our film inventory as described below.

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

The capitalized costs of projects in development consist primarily of script development and producer costs.  In the event that a film does not begin pre-production within three years from the time of the first capitalized transaction, or if an earlier decision is made to abandon the project, all capitalized costs related to these projects are expensed.

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

As of June 30, 2009, our Film Production segment had unamortized film inventory of $192.1 million, primarily for our films Iron Man 2, which began production in the first quarter of 2009, and Iron Man and The Incredible Hulk, which were completed and released during 2008.

Film Revenue

The amount of revenue recognized from our films in any given period depends on the timing, accuracy and sufficiency of the information we receive from our distributors.

After remitting to us five percent of the film’s gross receipts, the distributor is entitled to retain a fee based upon the film’s gross receipts and to recoup all of its costs on a film-by-film basis prior to our receiving any additional share of film receipts.  Any of the distributor’s costs for a film that are not recouped against receipts for that film are borne by the distributor.  Our share of the film’s receipts, as described above, is recognized as revenue when reported due to us by the distributor.  We received minimum guarantees from local distributors in five territories in connection with the release of Iron Man and The Incredible Hulk.  In those territories, revenue was recognized when the film became available for exhibition in the respective media.

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

We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility.  If the film’s initial funding conditions are met under the film facility, we are able to borrow up to 67% of our budgeted production costs including an amount equal to our incremental overhead expenses related to that film, but not exceeding 2% of the film’s budget.  If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.  Beginning with our third film (Iron Man 2), upon meeting the film’s initial funding conditions, we are required to fund 33% of that film’s budget using non-film production operating cash.  For Iron Man 2, this amount was funded and substantially spent on this production during the second quarter of 2009.  In 2008, we entered into a studio distribution agreement with Paramount Pictures Corporation under which Paramount agreed to distribute five of our films (extendable to six under certain circumstances) and to provide advertising and marketing efforts for each film.

Critical Accounting Policies

Recent Accounting Standards Adopted in 2009

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the company and to the noncontrolling interests.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  On January 1, 2009, we adopted the provisions of SFAS 160.  The implementation of this statement did not have a material impact on our consolidated financial statements or results of operations.  The 2008 financial information has been revised so that the basis of presentation is consistent with the 2009 financial information.

In February 2008, the FASB issued FASB Staff Position (“FSP”) “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  On January 1, 2009, we adopted the provisions of FSP FAS 157-2.  On January 1, 2008, we adopted the provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis.  The implementation of these statements did not have a material impact on our consolidated financial statements or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our consolidated financial statements or results of operation (see Note 13 to our consolidated financial statements).

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, which is effective for the Company June 30, 2009.  The FSP requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. The adoption of this guidance did not have any impact on our consolidated financial statements or results of operations.

Recent Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No.168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB SFAS No. 162” (the “Codification”).  The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, Emerging Issues Task Force (EITF) and related literature.  The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard will change how we disclose authoritative accounting pronouncements in the notes to our consolidated financial statements.

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

Results of Operations

Three-month period ended June 30, 2009 compared with the three-month period ended June 30, 2008

Net Sales

	Three Months ended June 30,
	2009	2008	% Change
	(dollars in millions)

Licensing	$51.8	$94.9	(45)%
Publishing	31.7	31.8	N/A
Film Production	32.8	28.9	13%
All Other	–	1.3	N/A
Total	$116.3	$156.9	(26)%

Our consolidated net sales of $116.3 million for the second quarter of 2009 were $40.6 million lower than net sales in the second quarter of 2008, primarily reflecting a decrease in Licensing segment net sales.

Licensing segment net sales decreased $43.1 million during the second quarter of 2009, reflecting a $25.6 million decrease in domestic licensing revenue and a $6.0 million decrease in foreign licensing revenue.  These decreases, including the Hasbro decrease described below, were primarily due to the substantial amounts recognized in the second quarter of 2008, when most licensees were first permitted to begin selling merchandise relating to Iron Man and The Incredible Hulk.  In the second quarter of 2009, Licensing segment net sales included $7.2 million of royalty and service fee revenues from Hasbro compared with $15.9 million included in the second quarter of 2008.  Also contributing to the Licensing segment net sales decrease was a $10.2 million decrease in Joint Venture revenue related to Spider-Man 3.

Net sales from the Publishing segment in the second quarter of 2009 remained consistent with the prior-year period.  Net sales in the second quarter of 2009 benefited from the second-quarter release of Dark Tower: Treachery Premiere and Halo: Uprising Premiere, and the Captain America 600 comic book.  Net sales in the second quarter of 2008 benefited from the release of Secret Invasion, a limited-edition comic book series with tie-ins to established comic book series, as well as World War Hulk trade paperbacks.  Publishing segment net sales increased as a percentage of consolidated net sales from 20% in 2008 to 27% in 2009 as a result of the decrease in Licensing segment net sales.

Net sales from the Film Production segment related to Iron Man and The Incredible Hulk and increased $3.9 million to $32.8 million for the three months ended June 30, 2009.  Net sales from the Film Production segment in the second quarter of 2009 were primarily proceeds from the home video and pay television markets and, in the second quarter of 2008, primarily from the sale of certain foreign territories distribution rights.

Net sales included in 2008 All Other consisted of our then remaining direct toy manufacturing operations, which we exited in early 2008.

Cost of Revenues

	Three Months ended June 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	14.7	46%	14.1	44%
Film Production	18.9	58%	21.2	73%
All Other	–	N/A	0.1	8%
Total	$33.6	29%	$35.4	23%

Consolidated cost of revenues decreased $1.8 million to $33.6 million for the second quarter of 2009 compared with the second quarter of 2008, primarily reflecting the decrease in amortization of film inventory recorded in our Film Production segment.  Our consolidated cost of revenues as a percentage of sales increased to 29% during the second quarter of 2009 from 23% in the comparable 2008 period as a result of a decrease in Licensing segment net sales (which have no associated cost of revenue) as a percentage of total net sales.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs.  Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 44% during the three months ended June 30, 2008 to 46% during the three months ended June 30, 2009.  The increase primarily reflects the impact of rising costs of talent, which are independent of the number of units manufactured, along with smaller print runs.  In addition, continuing investments in digital media initiatives in advance of related revenue streams contributed to this increase.

Film Production segment cost of revenue consisted of the amortization of film inventory as revenue was generated from the Iron Man and The Incredible Hulk feature films.

Cost of revenues included in 2008 All Other consisted of our then remaining toy production activities.

Selling, General and Administrative Expenses

	Three Months ended June 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$17.6	34%	$17.1	18%
Publishing	6.0	19%	6.0	19%
Film Production	2.7	8%	6.3	22%
All Other	6.7	N/A	7.7	N/A
Total	$33.0	28%	$37.1	24%

Consolidated selling, general and administrative (“SG&A”) expenses of $33.0 million for the second quarter of 2009 were $4.1 million lower than SG&A expenses in the prior-year period, primarily reflecting decreases in the Film Production segment.  Consolidated SG&A as a percentage of net sales for the second quarter of 2009 increased to 28% from 24% for the second quarter of 2008, primarily reflecting the significant decrease in consolidated net sales generated by the Licensing segment and the effect of the non-recurring $8.3 million credit in Licensing segment SG&A expenses recorded in the second quarter of 2008, discussed below.

Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commissions and royalties owed to movie studios and talent for their share of merchandise licensing royalty income, which are variable expenses based on licensing revenues.  We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed-upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films.  Licensing segment SG&A expenses of $17.6 million for the three months ended June 30, 2009 were slightly higher than the prior-year quarter, primarily due to an $8.3 million non-recurring credit, in 2008, to our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products.  The period-over-period increase in SG&A that resulted from this non-recurring credit in 2008 was substantially offset by a $4.6 million decrease in royalties owed to movie studios and a $3.5 million decrease in foreign sales commissions attributable to the decrease in net sales discussed above.  As a percentage of Licensing segment net sales, Licensing segment SG&A increased from 18% to 34%, primarily due to the $8.3 million non-recurring credit in the prior year quarter discussed above and the decrease in Licensing segment net sales as many of our SG&A costs do not vary with increases and decreases in net sales.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other general overhead costs.  Publishing segment SG&A expenses remained consistent in the three-month period ended June 30, 2009 with the comparable period in 2008.

SG&A expenses for our Film Production segment consist primarily of employee compensation and overhead expenses associated with our California office.  The costs of marketing and promoting our films are borne by our distributors.  Film Production SG&A expenses decreased $3.6 million from the three-month period ended June 30, 2008 to the comparable period in 2009 partially due to higher compensation resulting from box office performance bonuses which were incurred in 2008 and partially due to the increase in the capitalization of overhead costs to film inventory in the 2009 period.

SG&A expenses included in All Other for the second quarter of 2009 decreased $1.0 million over 2008, principally reflecting a $0.8 million decrease in employee compensation expense.

Depreciation and Amortization

Depreciation and amortization expense remained consistent at $0.4 million in the second quarter of 2009 and 2008.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests.  Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other Income increased $2.1 million to $3.2 million in the second quarter of 2009, from $1.1 million in the second quarter of 2008, primarily reflecting a $2.4 million distribution from a litigation trust established in connection with our emergence from bankruptcy proceedings in 1998 as a result of a settlement reached by this trust and other third-parties in the second quarter of 2009.

Operating Income

	Three Months ended June 30,
	2009		2008
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$34.1	66%	$77.5	82%
Publishing	10.9	34%	11.7	37%
Film Production	11.7	36%	2.2	8%
All Other	(4.2)	N/A	(6.2)	N/A
Total	$52.5	45%	$85.2	54%

Consolidated operating income decreased $32.7 million from the prior-year period to $52.5 million for the second quarter of 2009, primarily reflecting decreases in Licensing segment net sales.  These decreases were partially offset by an increase of $6.2 million in gross profit generated by the theatrical releases of Iron Man and The Incredible Hulk movies.

Operating income in the Licensing segment decreased $43.4 million and margins declined 16% from 82% in the second quarter of 2008 to 66% in the comparable quarter of 2009, primarily as a result of the non-recurring credit of $8.3 million in SG&A expenses during the 2008 period, discussed above.  This decrease also reflects the effects of the $43.1 million decrease in licensing revenue during the second quarter of 2009, due to the substantial amounts recognized in the second quarter of 2008 related to merchandising of Iron Man and The Incredible Hulk and a decrease in Joint Venture revenue related to Spider-Man 3.

Operating income in the Publishing segment decreased $0.8 million and margins declined 3% from 37% in the second quarter of 2008 to 34% in the comparable quarter of 2009.  The decrease in operating margin reflects higher cost of sales associated with increases in talent costs, which are independent of the number of units manufactured, along with the impact of smaller print runs.  In addition, the Publishing segment had increased operating costs associated with the expansion of our digital media initiatives in advance of generating related revenues.

Operating income in the Film Production segment increased $9.5 million, primarily reflecting an increase of $6.2 million in gross profit along with a $3.6 million decrease in SG&A expenses.  The increase in gross profit primarily reflects an increase in Iron Man revenue relative to The Incredible Hulk revenue in the 2009 period.  The change in revenue mix also caused operating margins in the Film Production segment to increase from 8% in the 2008 period to 36% in the 2009 period.

All Other operating costs represent corporate overhead expenses, partially offset in 2009 by a $2.4 million distribution from a litigation trust established in connection with a 1998 bankruptcy-related matter as described above, and in 2008 by our toy manufacturing operations, which we substantially exited in early 2008.

Interest Expense

	Three Months ended June 30,
	2009	2008
	(dollars in millions)

Interest incurred - film facilities	$2.8	$6.4
Less: Interest capitalized	(0.1)	(0.9)
Total	$2.7	$5.5

From the second quarter of 2008 to the second quarter of 2009, there was a $3.6 million decrease in interest costs incurred as a result of a decrease in the outstanding borrowings under our film facility and a more favorable interest rate environment.  This decrease was slightly offset by a decrease in the amount of capitalized interest for the second quarter of 2009 as compared to the comparable 2008 period.  We repaid outstanding borrowings under the film facility using film proceeds.  The reduction in capitalized interest is attributable to a decrease of in-production film inventory costs resulting from completing production of two films in the second quarter of 2008 as compared to starting production of one film in the first half of 2009.  We expect that full-year interest expense for 2009 will be less than 2008 as a result of expected lower outstanding borrowings attributable to self producing only one film in 2009, for which interest expense will be capitalized through the remainder of the year.  During 2008, we did not capitalize interest during the second half of the year as we had no films in production during that time.

Interest Income

Interest income reflects amounts earned on cash equivalents and short-term investments and restricted cash.  Interest income decreased $0.8 million to $0.2 million in the second quarter of 2009 as compared to the second quarter of 2008, due to lower average cash and investment balances and lower interest rates.

Income Taxes

Our effective tax rates for the three-month periods ended June 30, 2009 (40.7%) and June 30, 2008 (37.3%) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the earnings of the Joint Venture, as further described below.

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

Noncontrolling interest

The noncontrolling interest in net income, related to the Joint Venture, amounted to $0.6 million in the three-month period ended June 30, 2009 and $5.3 million in the comparable period of 2008.  This decrease of $4.7 million reflects the decreased operations from licensing associated with Spider-Man 3, which was released in May 2007.

Earnings per Share

Diluted earnings per share attributable to Marvel Entertainment, Inc. decreased to $0.37 in the second quarter of 2009 from $0.59 in the second quarter of 2008, due to a 38% decrease in net income attributable to Marvel Entertainment, Inc.

Six-month period ended June 30, 2009 compared with the six-month period ended June 30, 2008

Net Sales

	Six Months ended June 30,
	2009	2008	% Change
	(dollars in millions)
Licensing	$132.6	$179.4	(26)%
Publishing	57.5	58.3	(1)%
Film Production	123.1	28.9	326%
All Other	–	2.8	N/A
Total	$313.2	$269.4	16%

Our consolidated net sales of $313.2 million for the six-month period ended June 30, 2009 were $43.8 million higher than net sales in the comparable period of 2008.  The increase primarily reflects the $94.2 million increase in Film Production net sales generated by revenues from home video and pay television markets of Iron Man and The Incredible Hulk.  This increase was partially offset by a decline in licensing net sales.

Licensing segment net sales decreased $46.8 million during the six-month period ended June 30, 2009, reflecting a $34.8 million decrease in Joint Venture revenue (to $7.9 million, primarily overages) related to Spider-Man 3.  In the first half of 2009, Licensing segment net sales included $14.3 million of royalty and service fee revenues from Hasbro compared with $24.2 million during the comparable 2008 period.  In addition, there was a $10.2 million decrease in Studio licensing revenue primarily associated with Spider-Man movie properties.  Full-year 2009 revenues in our Licensing segment will be lower than 2008, primarily due to the decline in licensing associated with Iron Man, The Incredible Hulk and Spider-Man 3.

Net sales from the Publishing segment decreased $0.8 million to $57.5 million for the six-month period ended June 30, 2009, primarily reflecting a decrease in custom comic sales. Publishing segment net sales decreased as a percentage of consolidated net sales from 22% in 2008 to 18% in 2009 primarily as a result of the significant increase in Film Production segment net sales.

Net sales from the Film Production segment was derived from last year’s second quarter theatrical releases of Iron Man and The Incredible Hulk, and increased $94.2 million to $123.1 million for the six months ended June 30, 2009.  Net sales in 2009 were primarily proceeds from the home video and pay television markets and, in 2008, primarily from pre-sold foreign territory distribution rights of the Iron Man and The Incredible Hulk releases.

Net sales included in 2008 All Other consisted of our then remaining direct toy manufacturing operations, which we exited in early 2008.

Cost of Revenues

	Six Months ended June 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	27.7	48%	25.6	44%
Film Production	89.9	73%	21.2	73%
All Other	–	N/A	1.0	36%
Total	$117.6	38%	$47.8	18%

Consolidated cost of revenues increased $69.8 million to $117.6 million for the six-month period ended June 30, 2009 compared with the six-month period ended June 30, 2008, primarily reflecting the substantial increase in the amortization of film inventory in our Film Production segment.  As a result, our consolidated cost of revenues as a percentage of sales increased to 38% during the first half of 2009 from 18% in the comparable 2008 period.

Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 44% during the six-month period ended June 30, 2008 to 48% during the six-month period ended June 30, 2009.  The increase primarily reflects the impact of rising costs of talent, which are independent of the number of units manufactured, along with the impact of smaller print runs.  In addition, continuing investments in digital media initiatives contributed to this increase.

Film Production segment cost of revenue consisted of the amortization of film inventory and increased $68.7 million to $89.9 million in the 2009 period as significantly more revenue was generated from the Iron Man and The Incredible Hulk feature films.  The film inventory was first amortized in the second quarter of 2008 as revenue was also then first recognized in the Film Production segment due to release of these films in that quarter.

Cost of revenues included in 2008 All Other consisted of our then remaining toy production activities.

Selling, General and Administrative Expenses

	Six Months ended June 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$39.4	30%	$35.1	20%
Publishing	11.8	21%	11.0	19%
Film Production	6.4	5%	8.1	28%
All Other	14.5	N/A	14.4	N/A
Total	$72.1	23%	$68.6	25%

Consolidated selling, general and administrative (“SG&A”) expenses of $72.1 million for the six-month period ended June 30, 2009 were $3.5 million higher than SG&A expenses in the prior-year period, primarily reflecting increases in the Licensing and Publishing segments, which were partially offset by a decrease in the Film Production segment.  Consolidated SG&A as a percentage of net sales decreased slightly to 23%, from 25%, for the six-month period ended June 30, 2009, primarily reflecting the significant increase in consolidated net sales generated by the Film Production segment, which was partially offset by the decrease in Licensing segment net sales.

Licensing segment SG&A expenses of $39.4 million for the six months ended June 30, 2009 were $4.3 million higher than in the prior-year period.  This increase principally reflects a non-recurring credit of $8.3 million in the six months ended June 30, 2008 to reflect a reduction in our estimate of royalties payable to actors starring in the Spider-Man movies for the use of their likeness in licensed products.  This period over period increase was substantially offset by a $4.1 million decrease in foreign sales commissions primarily due to a decrease in foreign sales, and a $0.9 million decrease in marketing and promotion expenses.  As a percentage of Licensing segment net sales, Licensing segment SG&A increased from 20% to 30%.  This resulted from the decrease in licensing revenue derived from the activities of the Joint Venture, and from the non-recurring $8.3 million credit discussed above.

Publishing segment SG&A expenses consists primarily of payroll, distribution fees and other general overhead costs.  Publishing segment SG&A expenses increased $0.8 million during the six-month period ended June 30, 2009 over the comparable period in 2008.  This amount principally reflects an increase of $0.5 million in selling costs related to our digital media initiatives.

Film Production SG&A expenses decreased $1.7 million from the six-month period ended June 30, 2008 to the comparable period in 2009 due to a decrease in compensation resulting from box office performance bonuses incurred in 2008 in connection with our 2008 theatrical releases.  Film Production segment SG&A as a percentage of Film Production segment net sales decreased substantially from 28% in the six-month period ended June 30, 2008 to 5% in the comparable period in 2009 as a result of substantially higher Film Production segment net sales in 2009.

SG&A expenses included in All Other for the first six months of 2009 increased slightly from the comparable period in 2008, principally reflecting an increase of $0.7 million in legal fees.  This increase was substantially offset by decreases in employee compensation expense and consulting fees.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million to $0.7 million in the first half of 2009, from $0.8 million in the first half of 2008.

We account for our goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other Income decreased $17.1 million to $3.3 million in the first half of 2009, from $20.4 million in the first half of 2008.

In the second quarter of 2009, we received a $2.4 million distribution from a litigation trust established in connection with our emergence from bankruptcy proceedings in 1998 as a result of a settlement reached by this trust and other third-parties in the second quarter of 2009.

In the first quarter of 2008, we received settlement payments from two interactive licensees in connection with the early termination of their agreements and recorded $19.0 million of other income from those settlement payments.

Operating Income

	Six Months ended June 30,
	2009		2008
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	$92.9	70%	$162.9	91%
Publishing	17.9	31%	21.6	37%
Film Production	27.3	22%	0.2	1%
All Other	(12.0)	N/A	(12.0)	N/A
Total	$126.1	40%	$172.7	64%

Consolidated operating income decreased $46.6 million to $126.1 million for the six-month period ended June 30, 2009, primarily as a result of the recognition of $19.0 million of non-recurring income in the first quarter of 2008 related to licensing settlement payments associated with early contract terminations, a decrease in net sales from the Licensing segment, which generates the highest margin, and increase in SG&A expenses of Licensing segment by $4.3 million.  These decreases were partially offset by an increase of $25.5 million in gross profit generated by the theatrical releases of Iron Man and The Incredible Hulk.

Operating income in the Licensing segment decreased $70.0 million and operating margin declined from 91% in the first half of 2008 to 70% in the comparable quarter of 2009.  These decreases were primarily the result of the $19.0 million licensing settlement payments recorded in the first quarter of 2008, the non-recurring credit of $8.3 million in SG&A expenses in the second quarter of 2008 and the $46.8 million decrease in licensing revenue during the six-month period ended June 30, 2009.

Operating income in the Publishing segment decreased $3.7 million and operating margin declined from 37% in the first half of 2008 to 31% in the comparable period of 2009.  The decrease in operating margin reflects a slight reduction in net sales coupled with a higher cost of sales associated with increases in talent costs, which are independent of the number of units manufactured, along with the impact of smaller print runs.  In addition, the Publishing segment had increased operating costs associated with the expansion of our digital media initiatives in advance of generating related revenues.

Operating income in the Film Production segment increased $27.1 million and margins increased from 1% in the first half of 2008 to 22% in the comparable period of 2009.  These increases primarily reflect an increase of $25.5 million in gross profit generated by the theatrical releases of Iron Man and The Incredible Hulk, and a $1.7 million decrease in SG&A expenses of the Film Production segment.

All Other operating costs represent corporate overhead expenses, partially offset in 2009 by a $2.4 million distribution from a litigation trust established in connection with a 1998 bankruptcy-related matter as described above, and in 2008 by our toy manufacturing operations, which we substantially exited in early 2008.

Interest Expense

	Six Months ended June 30,
	2009	2008
	(dollars in millions)

Interest incurred - film facilities	$6.5	$13.7
Less: Interest capitalized	(0.1)	(5.1)
Total	$6.4	$8.6

Interest expense decreased $2.2 million for the first half of 2009 as compared with the first half of 2008.  The decrease is attributable to a decrease of $7.2 million of interest costs incurred, partially offset by a $5.0 million decrease of capitalized interest.  The reduction in interest costs is a result of a repayment of our outstanding borrowings under our film facility using cash proceeds received from both films and a reduction in the our cost of debt capital.  The reduction in capitalized interest is attributable to a decrease of in-production film inventory costs resulting from producing two films in the first half of 2008 as compared to starting production of one film in the first half of 2009.  We expect that full-year interest expense for 2009 will be less than 2008 as a result of expected lower outstanding borrowings attributable to self producing only one film in 2009, for which interest expense will be capitalized through the remainder of the year.  During 2008, we did not capitalize interest during the second half of the year as we had no films in production during that time.

Interest Income

Interest income reflects amounts earned on our cash equivalents and short-term investments. Interest income decreased $1.6 million to $0.3 million in the six-month period ended June 30, 2009 as compared to the comparable period in 2008, due to lower average cash and investment balances and lower interest rates.

Income Taxes

Our effective tax rate for the six-month periods ended June 30, 2009 (37.3%) and June 30, 2008 (38.1%) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the earnings of the Joint Venture, as further described below.

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

Noncontrolling interest

The noncontrolling interest in net income, related to the Joint Venture, amounted to $1.7 million in the six-month period ended June 30, 2009 and $12.3 million in the comparable period of 2008.  This decrease of $10.6 million reflects the decreased operations from licensing associated with Spider-Man 3, which was released in May 2007.

Earnings per Share

Diluted earnings per share attributable to Marvel Entertainment, Inc. decreased from $1.17 in the first half of 2008 to $0.94 in the first half of 2009, as net income attributable to Marvel Entertainment, Inc. declined by 20%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facility and the HSBC line of credit, described below.  We anticipate that our primary uses for liquidity will be to conduct our business, including the funding of our self-produced animation and our obligation to fund 33% of the budget of each of our prospective self-produced films, which commenced with Iron Man 2 in 2009, and to repurchase our common stock.

Net cash provided by operating activities increased $132.2 million to $213.4 million during the six months ended June 30, 2009, compared to $81.2 million during the comparable prior-year period.  This increase was primarily due to strong cash collections of home video revenue related to the Iron Man and The Incredible Hulk movies in our Film Production segment and from strong cash collections from our Licensees.  Our film-production expenditures, including expenditures funded by draw-downs from our film facilities, appear on our accompanying consolidated statements of cash flows as cash used in operating activities.  The related draw-downs appear on our accompanying condensed consolidated statements of cash flows as cash provided by financing activities.  Likewise, cash collections from our film productions are reflected in cash provided by operating activities; however, the related increase in restricted cash funded by these collections is reflected as cash used in our investing activities.

Our working capital increased $60.7 million, from a $57.7 million working capital deficiency at December 31, 2008 to working capital of $3.0 million at June 30, 2009.  This improvement primarily reflects the $213.4 million of cash generated through operations noted above, which allowed us to reduce our current film facility debt by $204.8 million.  However, this improvement was partially offset by the use of our operating cash and proceeds from the sale of short-term investments to fund 33% of the Iron Man 2 budget, the completion bond escrow as described below, and various other required reserves under the film facility, and to fund the repurchase of $16.4 million of our common stock.

Net cash flows used in investing activities for the six months ended June 30, 2009 primarily reflect the funding of restricted cash for the completion bond escrow (described below) and other required reserves, substantially offset by the sale of short-term investments.  Net cash flows used in investing activities for the six months ended June 30, 2008 reflected the purchase of short-term investments using our excess cash partially offset from the sale of those investments.

Net cash used in financing activities during the six months ended June 30, 2009 reflects $214.0 million in repayments of our film facility borrowings.  In addition, we repurchased 0.7 million shares of our common stock at a cost of $16.4 million.  During the six months ended June 30, 2008, we repurchased 0.4 million shares of our common stock at a cost of $9.9 million.  Repurchases were financed through cash generated from operations.  At June 30, 2009, the remaining amount authorized and available for stock repurchases was $111.3 million.  Net cash used in financing activities during the quarter ended June 30, 2008 also reflects repayments of, and borrowings from, our film facilities.

MVL Film Finance LLC maintains a $525 million credit facility for producing theatrical motion pictures based on our characters.  Our ability to borrow under the film facility expires on September 1, 2012.  We are required to repay all borrowings under the film facility by September 1, 2014, subject to extension by up to ten months under certain circumstances.  The film facility’s final expiration date is September 1, 2016, subject to extension by up to ten months under certain circumstances.  The expiration date and final date for borrowings under the film facility occur sooner if the films produced under the facility fail to meet certain defined performance measures.  The film facility consists of $465 million in revolving senior bank debt and $60 million in mezzanine debt, which is subordinated to the senior bank debt and, as discussed below, was repurchased by us.  Both Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., and Moody’s Investor Rating Service, Inc. have given the senior bank debt investment grade ratings.  In addition, Ambac Assurance Corporation has insured repayment of the senior bank debt.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of used and unused senior bank debt, but in no event less than $3.4 million per year.  The interest rates for outstanding senior bank debt, and the fees payable on unused senior bank debt capacity, both described below, include the percentage fee owed to Ambac (without consideration of that fee’s  minimum).  During 2008, our wholly-owned subsidiary, MVL International C.V. repurchased all $60 million of the mezzanine debt for $58.1 million.  The mezzanine debt remains outstanding and MVL International C.V. receives the interest payments made by MVL Film Finance LLC with respect to this debt.  The interest expense and interest income related to the mezzanine debt are therefore eliminated in our consolidated results and our consolidated financial position does not include the mezzanine debt.

All future debt service under the film facility must now be paid from the films’ net collections, rather than from any of our other sources of cash.  Effective December 31, 2008, the film facility requires us to maintain a liquidity reserve of $25 million, included in non-current restricted cash, to cover future debt service in the event that the films’ net collections are not sufficient to make these payments.  If we do not release a film in 2010, 2011 and 2012 or our sixth film under the facility by August 26, 2012, the liquidity reserve requirement will be increased to $45 million.

The film facility also requires us to maintain an interest reserve equal to the subsequent quarter’s estimated interest.  As of June 30, 2009, this reserve was $2.6 million, and is included in non-current restricted cash.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.  As noted above, we repurchased the mezzanine debt.  Accordingly, from the dates of repurchase, interest expense related to the mezzanine debt is not reflected in our consolidated operating results.

The interest rate for outstanding senior bank debt is currently LIBOR (0.60% at June 30, 2009) or the commercial paper rate, as applicable, plus 2.935%.  The LIBOR rate on our outstanding senior bank debt resets to the quoted LIBOR rate two business days preceding the commencement of each calendar quarter.  The commercial paper rate resets periodically depending on how often our lenders issue commercial paper to fund their portion of our outstanding debt.  The weighted average interest rate of our senior bank debt was 3.65% at June 30, 2009.

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

If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%.  In addition, if the ratio of our indebtedness, excluding the film facility, to our total capital, defined as our consolidated equity plus indebtedness excluding film facility indebtedness were to exceed 0.4 to 1.0, then the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.  In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in interest rates described above.  We do not believe the actual or potential impact from these rate increases to be material.

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

The film facility requires us to fund 33% of the budget of each film distributed under our 2008 agreement with Paramount.  The film facility will provide up to 67% of the budget (reduced by the proceeds of any third-party co-financing).  After deduction of Paramount’s distribution fees and expenses in the Reserved Territories, we will be entitled to recoup our 33% contribution from all film proceeds from the Reserved Territories.  Our recoupment will be crossed among all films distributed under the distribution agreement with Paramount (five films, extendable to six under certain circumstances) and among all Reserved Territories.  After recoupment of our 33% contribution, all additional film proceeds from the Reserved Territories will be used to pay down borrowings under the film facility.

In the first quarter of 2009, we amended the film facility to allow us, at our option, to utilize a lower cost completion bond structure.  In order to take advantage of this lower cost structure for Iron Man 2, we funded into escrow approximately $31.5 million for that film for the duration of production.  Upon delivery of the completed film, the escrowed funds will be returned to us.  However, the amount of escrowed funds returned to us will be reduced to the extent that the cost of the film exceeds 110% of its budget.

If one of the banks in our film facility’s lending consortium were to default in making a required funding and if we were unable to arrange for a replacement bank, the amount available to us under the film facility would drop by the amount of the defaulting bank’s unused commitment and our film productions could be disrupted as a result.

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit, as amended, expires on March 31, 2011.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  In March 2009, the HSBC Line of Credit was amended and now provides for an unused commitment fee of 0.45% commencing April 1, 2009.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  We continue to be in compliance with the covenants of the facility, which address net income, leverage and free cash flow.  The HSBC Line of Credit is secured by a lien on (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005.  Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum.  As of June 30, 2009, we had no borrowings outstanding under the HSBC Line of Credit.

Our capital expenditures for the six months ended June 30, 2009 and 2008 were $1.5 million and $0.3 million, respectively.  We do not expect to have significant capital expenditures for the balance of 2009.  Capital expenditures do not include film costs, which we capitalize into film inventory.

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

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption “Legal Matters” in Note 12 to the Condensed Consolidated Financial Statements in Part I hereof, beginning on page 17.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

All matters submitted to a vote of our security holders during the quarter ended June 30, 2009 were submitted at our 2009 Annual Meeting of Stockholders, which was held on May 5, 2009.  The matters were as follows:

1.
A proposal to elect three Class II directors to serve a term of three years and until the election and qualification of their respective successors. This proposal carried. With respect to the election of James W. Breyer, 65,392,786 votes were cast in favor and 10,178,871 votes were withheld; with respect to the election of Laurence N. Charney, 65,387,173 votes were cast in favor and 10,184,484 votes were withheld; and with respect to the election of Richard L. Solar, 65,377,071 votes were cast in favor and 10,194,586 votes were withheld.  There were no broker non-votes.

2.
A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2009.  This proposal carried, receiving 75,450,526 votes in favor and 83,165 votes against; there were 37,966 abstentions.  There were no broker non-votes.

ITEM 6. EXHIBITS

For the exhibits filed with this report, see the exhibit index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Kenneth P. West
Kenneth P. West
Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: August 5, 2009

EXHIBIT INDEX

Exh. No.	Description

10.1	Employment Agreement dated as of June 1, 2009 between Marvel Entertainment, Inc. and Kenneth P. West.*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

*Management contract or compensatory plan or arrangement.