Form 10-K/A
period 2008-12-31
Marvel Entertainment, Inc.
filed 2009-09-25
CIK 933730

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Explanatory Note

Marvel Entertainment, Inc. is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original 10-K”) and as amended by Amendment No. 1 to the Original 10-K filed with the SEC on May 19, 2009 (the “10-K/A#1”), solely to:

•

refile Exhibit 10.58 to include certain schedules that were previously omitted and to clarify that portions of Exhibit 10.58 have not only been omitted pursuant to a request for confidential treatment as previously disclosed, but have also been filed separately with the SEC; and

•

to refile Exhibit 10.59 to clarify that portions of Exhibit 10.59 have not only been omitted pursuant to a request for confidential treatment as previously disclosed, but have also been filed separately with the SEC.

This Amendment is limited in scope to the foregoing, and should be read in conjunction with the Original 10-K, as amended by the 10-K/A#1 and our other filings with the SEC.

This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update disclosures in the Original 10-K affected by subsequent events. Except as described above, we have not modified or updated other disclosures or information presented in the Original 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statements and financial statement schedules filed with this report are listed on page F-1. All required exhibits are listed on the Exhibit Index immediately below.

For the exhibits filed with this report, please see the Exhibit Index that immediately follows the signature page to this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.

By:	/s/ John Turitzin
John Turitzin Executive Vice President

September 25, 2009

EXHIBIT INDEX

Exhibit No.

3(i)	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3(i) of the Company’s Current Report on Form 8-K dated February 23, 2006 and filed with the SEC on March 1, 2006.)

3(ii)	Amended and Restated Bylaws, as amended through the date hereof. (Incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated October 23, 2008 and filed with the SEC on October 29, 2008.)

4.1	Article V of the Restated Certificate of Incorporation (see Exhibit 3(i), above), defining the rights of holders of Common Stock.

4.2	Rights Agreement, dated as of August 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent, defining the rights of holders of Preferred Share Purchase Rights. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 22, 2000 and filed with the SEC on September 12, 2000.)

4.3	Amendment to Rights Agreement, dated as of November 30, 2001, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated and filed with the SEC on December 4, 2001.)

4.4	Amendment No. 2 to Rights Agreement, dated as of October 7, 2002, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 4, 2002 and filed with the SEC on October 7, 2002.)

10.1	1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)*

10.2	2005 Stock Incentive Plan, as amended. (Previously filed on February 27, 2009 as an exhibit to the Original 10-K.)*

10.3	Form of Stock Option Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC on May 4, 2005.)*

10.4	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated and filed with the SEC on May 4, 2005.)*

10.5	Form of Performance-Based Restricted Stock Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated and filed with the SEC on May 4, 2005.)*

10.6	Form of Performance-Based Phantom Stock Agreement under the Company’s 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the SEC on November 9, 2005.)*

10.7	2005 Cash Incentive Compensation Plan, as amended. (Previously filed on February 27, 2009 as an exhibit to the Original 10-K.)*

10.8	Form of Performance-Based Award Letter under the Company’s 2005 Cash Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the SEC on November 9, 2005.)*

10.9

Nonqualified Stock Option Agreement, dated as of November 30, 2001, by and between the Company and

Isaac Perlmutter. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated and filed with the SEC on December 4, 2001.)*

10.10	Registration Rights Agreement, dated as of October 1, 1998, by and among the Company, Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited, Elyssa Dickstein, Jeffrey Schwarz and Alan Cooper as Trustees U/T/A/D 12/27/88, Mark Dickstein, Grantor, Mark Dickstein and Elyssa Dickstein, as Trustees of the Mark and Elyssa Dickstein Foundation, Elyssa Dickstein, Object Trading Corp., Whippoorwill/Marvel Obligations Trust - 1997, and Whippoorwill Associates, Incorporated. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K/A dated and filed with the SEC on October 16, 1998.)*

10.11	Registration Rights Agreement, dated as of December 8, 1998, by and among the Company, Marvel Entertainment Group, Inc., Avi Arad, Isaac Perlmutter, Isaac Perlmutter T.A., The Laura & Isaac Perlmutter Foundation Inc., and Zib Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.)*

10.12	Warrant Shares Registration Right Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC on December 4, 2001.)*

10.13	Agreement of Sublease dated as of August 5, 2004, by and between CIBC World Markets Corp. and the Company. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the SEC on March 9, 2005.)

10.14	Amendment to Agreement of Sublease dated as of February 17, 2005, by and between CIBC World Markets Corp. and the Company. (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the SEC on March 9, 2005.)

10.15

Lease Agreement, dated as of February 15, 2005, by and between 417 Fifth Avenue LLC and the Company

(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the SEC on March 9, 2005.)

Lease, dated as of September 22, 2008, between MVL Productions LLC, as tenant, and CRP MB Studios, L.L.C., as landlord. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.17	Credit Agreement, dated as of November 9, 2005 among Marvel Entertainment, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the SEC on November 9, 2005.)

10.18	Amendment No. 1 and Reaffirmation Agreement dated as of January 18, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the SEC on August 8, 2006.)

10.19	Amendment No. 2 and Reaffirmation Agreement dated as of June 28, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the SEC on August 8, 2006.)

10.20	Amendment No. 3 and Reaffirmation Agreement dated as of June 30, 2006 to Credit Agreement dated as of November 9, 2005, among the Company and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the SEC on August 8, 2006.)

10.21	Amendment No. 4 and Reaffirmation Agreement dated as of May 7, 2007 to Credit Agreement dated as of November 9, 2005, between Marvel Entertainment, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed with the SEC on May 9, 2007.)

10.22	Amendment No. 5 and Reaffirmation Agreement dated as of August 21, 2007 by and among the Registrant, Marvel Characters, Inc. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007 and filed with the SEC on August 27, 2007.)

10.23	Pledge and Security Agreement, dated as of November 9, 2005, by Marvel Entertainment, Inc. and Marvel Characters, Inc. in favor of HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the SEC on November 9, 2005.)

10.24	Guaranty, dated as of November 9, 2005 by Marvel Characters, Inc. in favor of and for the benefit of HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the SEC on November 9, 2005.)

10.25	Credit and Security Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, as Borrower, the Financial Institutions and Conduit Lenders identified therein, as Lenders, HSBC Bank USA, National Association, as the Collateral Agent and General Electric Capital Corporation, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.26	Insurance and Indemnity Agreement, dated as of August 31, 2005, by and between the Company, MVL Film Finance LLC, MVL Productions LLC, MVL Rights LLC, Marvel Studios, Inc., the Collateral Agent and Ambac Assurance Corporation. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.27	Amendment No. 1 dated as of September 29, 2006 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc., Marvel Characters, Inc., MVL Rights LLC, Ambac Assurance Corporation and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 29, 2006 and filed with the SEC on October 5, 2006.)

10.28	Amendment No. 2 dated as of February 21, 2007 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc., Marvel Characters, Inc., MVL Rights LLC, Ambac Assurance Corporation and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.29	Amendment No. 3 to Transaction Documents dated as of April 13, 2007 by and among HSBC Bank USA, National Association, in its capacity as Collateral Agent, Ambac Assurance Corporation, in its capacity as Control Party, MVL Productions LLC, Marvel Studios, Inc. and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2007 and filed with the SEC on April 19, 2007.)

10.30	Amendment No. 4 dated as of January 15, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.31	Amendment No. 5 dated as of May 30, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.32	Amendment No. 6 dated as of September 17, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. , Marvel Entertainment, Inc , Ambac Assurance Corporation, in its capacity as Control Party and HSBC Bank USA, National Association, in its capacities as Collateral Agent and Collection Account Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 25, 2008 and filed with the SEC on September 29, 2008.)

10.33	Amendment No. 7 dated as of December 5, 2008 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, Marvel Studios, Inc. and Ambac Assurance Corporation, in its capacity as Control Party. (Previously filed on February 27, 2009 as an exhibit to the Original 10-K.)

10.34	Amendment No. 8 dated as of February 17, 2009 to Transaction Documents by and among MVL Film Finance LLC, MVL Productions LLC, the Company, Marvel Studios, Inc., HSBC Bank USA, N.A., in its capacities as Collateral Agent and Collection Account Bank, and Ambac Assurance Corporation, in its capacity as Control Party. (Previously filed on February 27, 2009 as an exhibit to the Original 10-K.)

10.35	Master Development and Distribution Agreement, dated as of August 31, 2005, by and among MVL Film Finance LLC, MVL Productions LLC and Marvel Studios, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.36	Assignment Agreement, dated as of August 31, 2005, by and between Marvel Characters, Inc. and MVL Rights LLC. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.37	Exclusive Cross License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.38	Hulk Exclusive Cross License Agreement dated as of September 29, 2006 by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 29, 2006 and filed with the SEC on October 5, 2006.)

10.39	Iron Man Exclusive Cross License Agreement dated as of September 29, 2006 by and between MVL Rights LLC and MVL Film Finance LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated September 29, 2006 and filed with the SEC on October 5, 2006.)

10.40	Exclusive License Agreement, dated as of August 31, 2005, by and between MVL Rights LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.41	Letter Agreement, dated as of August 31, 2005, by Marvel and agreed and acknowledged by Marvel Studios, Inc., MVL Rights LLC, MVL Productions LLC and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.42	Assignment Agreement dated as of August 30, 2005, by and between Marvel, Marvel Entertainment Group, Inc. and Marvel Characters, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2005.)

10.43	License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the SEC on May 8, 2006.) #

10.44	Amendment dated as of February 8, 2006 to License Agreement dated January 6, 2006 by and between Marvel Characters, Inc. and Spider-Man Merchandising L.P. on the one hand, and Hasbro, Inc. on the other. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the SEC on May 8, 2006.) #

10.45	Employment Agreement, dated as of November 30, 1998, between the Company and Stan Lee. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)*

10.46	Employment Agreement dated May 31, 2007 between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.47	Amendment No. 1, dated as of August 6, 2007, to Employment Agreement between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.48	Amendment No. 2, dated March 19, 2008, to Employment Agreement between the Company and Alan Fine. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2008 and filed with the SEC on March 25, 2008.)*

10.49	Amended and Restated Employment Agreement, dated March 21, 2008, by and between the Company and John Turitzin. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 19, 2008 and filed with the SEC on March 25, 2008.)*

10.50	Amended and Restated Employment Agreement, dated May 2, 2008, by and between the Company and David Maisel. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 2, 2008 and filed with the SEC on May 8, 2008.)*

10.51	Employment Agreement dated June 20, 2007 between the Company and Kenneth P. West. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.52	Employment Agreement, dated as of November 30, 2001, by and between the Company and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC on December 4, 2001.)*

10.53	Amendment to Employment Agreement with Isaac Perlmutter dated as of May 1, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.54	Second Amendment to Employment Agreement with Isaac Perlmutter dated as of October 15, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*

10.55	Third Amendment to Employment Agreement with Isaac Perlmutter dated as of May 8, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the SEC on May 8, 2006.)*

10.56	Share Disposition Agreement, dated as of May 20, 2007 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10.57	Share Disposition Agreement, dated as of February 13, 2008 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 19, 2008 and filed with the SEC on February 25, 2008.)*

10.58	Second Amended and Restated Agency Agreement, dated as of October 1, 2004, between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. (Filed herewith.) #

10.59	Amendment, dated August 17, 2007, to Second Amended and Restated Agency Agreement between Marvel Entertainment, Inc. and Diamond Comic Distributors, Inc. (Filed herewith.) #

21	Subsidiaries of the Registrant. (Previously filed on February 27, 2009 as an exhibit to the Original 10-K.)

23	Consent of PricewaterhouseCoopers LLP. (Previously filed on February 27, 2009 as an exhibit to the Original 10-K.)

24	Power of attorney. (Previously filed on February 27, 2009 as an exhibit to the Original 10-K.)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herewith.)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act. (Previously furnished on February 27, 2009 as an exhibit to the Original 10-K and on May 19, 2009 as an exhibit to the 10-K/A#1.)

*	Management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.