Form 10-Q/A
period 2009-03-31
Marvel Entertainment, Inc.
filed 2009-09-25
CIK 933730

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

Yes  ☐     No  ☒

At May 5, 2009, the number of outstanding shares of the registrant’s common stock, par value $.01 per share, was 78,457,930, including 495,312 shares of restricted stock

Explanatory Note

Marvel Entertainment, Inc. is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2009 (the “Original 10-Q”), solely to refile Exhibit 10.4 to include certain exhibits that were previously omitted from Exhibit 10.4 and to clarify that portions of Exhibit 10.4 have not only been omitted pursuant to a request for confidential treatment as previously disclosed, but have also been filed separately with the SEC. This Amendment is limited in scope to the foregoing, and should be read in conjunction with the Original 10-Q and our other filings with the SEC.

This Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update disclosures in the Original 10-Q affected by subsequent events. Except as described above, we have not modified or updated other disclosures or information presented in the Original 10-Q.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS

For the exhibits filed with this report, please see the Exhibit Index that immediately follows the signature page to this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC. (Registrant)

By:	/s/ Kenneth P. West
Kenneth P. West Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: September 25, 2009

EXHIBIT INDEX

Exh. No.	Description

10.1*	Amended and Restated Share Disposition Agreement, dated March 3, 2009 by and between Marvel Entertainment, Inc. and Isaac Perlmutter. (Previously filed on May 8, 2009 as an exhibit to the Original 10-Q)

10.2*	Executive Employment Agreement dated as of March 23, 2009 by and between Marvel Entertainment, Inc. and Marvel Characters B.V. on one hand and Isaac Perlmutter on the other. (Previously filed on May 8, 2009 as an exhibit to the Original 10-Q)

10.3*	Employment Agreement dated as of December 10, 2008 between Marvel Entertainment International Ltd. and Simon Philips. (Previously filed on May 8, 2009 as an exhibit to the Original 10-Q)

10.4	License Agreement dated February 17, 2009 by and between Marvel Characters B.V. and Spider-Man Merchandising L.P. on the one hand and Hasbro, Inc. on the other. Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act. (Filed herewith)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. (Filed herewith)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act. (Previously furnished on May 8, 2009 as an exhibit to the Original 10-Q)

*	Management contract or compensatory plan or arrangement.