Form 10-Q
period 2009-09-30
Marvel Entertainment, Inc.
filed 2009-11-03
CIK 933730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐    No ☑

At October 30, 2009, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 78,500,680, including 474,312 shares of restricted stock.

(i)

Introductory Note

On August 31, 2009, Marvel Entertainment, Inc. announced that it had entered into a merger agreement with The Walt Disney Company (“Disney”).  Unless otherwise stated, the forward-looking information contained in this report does not take into account or give effect to the impact of our proposed merger with Disney.  For additional information regarding the proposed merger, please see the discussion under the heading “Description of Business and Principles of Consolidation—Recent Developments—Proposed Merger with The Walt Disney Company” in Note 2 to our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited)

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,604	$105,335
Restricted cash	37,266	12,272
Short-term investments	–	32,975
Accounts receivable, net	28,853	144,487
Inventories, net	12,356	11,362
Income tax receivable	–	2,029
Deferred income taxes, net	27,959	34,072
Prepaid expenses and other current assets	8,442	5,135
Total current assets	224,480	347,667

Fixed assets, net	4,523	3,432
Film inventory, net	217,416	181,564
Goodwill	346,152	346,152
Accounts receivable, non–current portion	5,157	1,321
Income tax receivable, non–current portion	6,264	5,906
Deferred income taxes, net – non–current portion	22,458	13,032
Deferred financing costs, net	2,075	5,810
Restricted cash, non–current portion	41,742	31,375
Other assets	5,801	455
Total assets	$876,068	$936,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,609	$2,025
Accrued royalties	84,355	76,580
Accrued expenses and other current liabilities	40,183	40,635
Income tax payable	4,926	–
Deferred revenue	73,159	81,335
Film facility	–	204,800
Total current liabilities	204,232	405,375
Accrued royalties, non-current portion	556	10,499
Deferred revenue, non-current portion	87,438	48,939
Film facility, non-current portion	21,537	8,201
Income tax payable, non-current portion	71,597	59,267
Other liabilities	13,811	8,612
Total liabilities	399,171	540,893

Commitments and contingencies

Marvel Entertainment, Inc. stockholders’ equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued		–
Common stock, $.01 par value, 250,000,000 shares authorized, 134,704,780 issued and 78,021,369 outstanding in 2009 and 134,397,258 issued and 78,408,082 outstanding in 2008	1,347	1,344
Additional paid-in capital	754,621	750,132
Retained earnings	649,044	555,125
Accumulated other comprehensive loss	(4,457)	(4,617)
Total Marvel Entertainment, Inc. stockholders’ equity before treasury stock	1,400,555	1,301,984
Treasury stock, at cost, 56,683,411 shares in 2009 and 55,989,176 shares in 2008	(921,700)	(905,293)
Total Marvel Entertainment, Inc. stockholders’ equity	478,855	396,691
Noncontrolling interest in consolidated Joint Venture	(1,958)	(870)
Total equity	476,897	395,821
Total liabilities and equity	$876,068	$936,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Net sales	$105,663	$182,499	$418,893	$451,925

Costs and expenses:
Cost of revenues (excluding depreciation expense)	35,844	60,351	153,454	108,175
Selling, general and administrative	33,633	35,596	105,777	104,175
Depreciation and amortization	401	401	1,057	1,164
Total costs and expenses	69,878	96,348	260,288	213,514
Other income	855	2,051	4,179	22,481
Operating income	36,640	88,202	162,784	260,892
Interest expense	2,736	5,656	9,103	14,228
Interest income	155	870	481	2,812
(Loss) gain on repurchase of debt	–	(417)	–	1,916
Income before income tax expense	34,059	82,999	154,162	251,392
Income tax expense	13,139	30,239	57,978	94,423
Net income	20,920	52,760	96,184	156,969
Noncontrolling interest in consolidated Joint Venture	504	2,134	2,265	14,441
Net income attributable to Marvel Entertainment, Inc.	$20,416	$50,626	$93,919	$142,528

Basic and diluted earnings per share:
Net income attributable to Marvel Entertainment, Inc.	$20,416	$50,626	$93,919	$142,528
Weighted average shares outstanding:
Weighted average shares for basic earnings per share	78,018	78,403	78,090	77,946
Effect of dilutive stock options and restricted stock	619	514	446	652
Weighted average shares for diluted earnings per share	78,637	78,917	78,536	78,598
Earnings per share, attributable to Marvel Entertainment, Inc.:
Basic	$0.26	$0.65	$1.20	$1.83

Diluted	$0.26	$0.64	$1.20	$1.81

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency	Pension Liability	Treasury Stock	Noncontrolling Interests in Consolidated Joint Venture	Total Equity
	(in thousands)
Balance at December 31, 2008	78,408	$1,344	$750,132	$555,125	$(812)	$(3,805)	$(905,293)	$(870)	$395,821
Net settlement of employee stock options exercised	80	1	(38)	–	–	–	–	–	(37)
Tax benefit of stock options exercised, net	–	–	551	–	–	–	–	–	551
Restricted stock vesting	298	2	(2)	–	–	–	–	–	–
Common stock retired	(71)	–	(2,073)	–	–	–	–	–	(2,073)
Treasury stock, at cost	(694)	–	–	–	–	–	(16,407)	–	(16,407)
Compensatory stock expense	–	–	6,051	–	–	–	–	–	6,051
Distributions to the noncontrolling interest in consolidated Joint Venture (including non-cash distributions of $44 related to foreign tax credits)	–	–	–	–	–	–	–	(3,353)	(3,353)
Net income	–	–	–	93,919	–	–	–	2,265	96,184
Other comprehensive (loss) income	–	–	–	–	(74)	234	–	–	160
Comprehensive income*	–	–	–	–	–	–	–	–	96,344

Balance at September 30, 2009	78,021	$1,347	$754,621	$649,044	$(886)	(3,571)	$(921,700)	$(1,958)	$476,897

*Comprehensive income attributable to Marvel Entertainment, Inc. stockholders was $94,079.

					Accumulated Other Comprehensive Loss
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Foreign Currency	Pension Liability	Treasury Stock	Noncontrolling Interests in Consolidated Joint Venture	Total Equity
	(in thousands)
Balance at December 31, 2007	77,625	$1,333	$728,815	$349,590	$342	$(3,737)	$(894,840)	$556	$182,059
Employee stock options exercised	968	8	8,277	–	–	–	–	–	8,285
Tax benefit of stock options exercised, net	–	–	9,013	–	–	–	–	–	9,013
Restricted stock vesting	311	3	(3)	–	–	–	–	–	–
Common stock retired	(82)	–	(2,081)	–	–	–	–	–	(2,081)
Treasury stock, at cost	(414)	–	–	–	–	–	(9,945)	–	(9,945)
Compensatory stock expense	–	–	4,743	–	–	–	–	–	4,743
Distributions to the noncontrolling interest in consolidated Joint Venture (including non-cash distributions of $404 related to foreign tax credits)	–	–	–	–	–	–	–	(15,539)	(15,539)
Net income	–	–	–	142,528	–	–	–	14,441	156,969
Other comprehensive income	–	–	–	–	(1,249)	129	–	–	(1,120)
Comprehensive income**	–	–	–	–	–	–	–	–	155,849

Balance at September 30, 2008	78,408	$1,344	$748,764	$492,118	$(907)	$(3,608)	$(904,785)	$(542)	$332,384

**Comprehensive income attributable to Marvel Entertainment, Inc. stockholders was $141,408.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$96,184	$156,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,057	1,164
Amortization of film inventory	110,422	65,599
Provision for doubtful accounts	218	–
Gain on repurchase of debt	–	(1,916)
Amortization of deferred financing costs	3,735	3,736
Unrealized gain on interest rate cap and foreign currency forward contracts	(635)	(253)
Non-cash charge for stock-based compensation	6,051	4,743
Excess tax benefit from stock-based compensation	(551)	(9,013)
Impairment of long-term assets	3,906	1,663
Deferred income taxes	(3,325)	(16,592)
Changes in operating assets and liabilities:
Accounts receivable	111,580	(4,915)
Inventories	(994)	(852)
Prepaid expenses and other current assets	(3,307)	(802)
Film inventory	(150,081)	(48,220)
Other assets	(3,111)	(3,346)
Deferred revenue	30,323	(5,085)
Income taxes payable	19,303	58,847
Accounts payable, accrued expenses and other current liabilities	(154)	(14,954)
Net cash provided by operating activities	220,621	186,773

Cash flows from investing activities:
Purchases of fixed assets	(2,247)	(441)
Sales of short-term investments	32,983	66,055
Purchases of short-term investments	(8)	(45,039)
Acquisition of other intangibles	(1,600)	–
Change in restricted cash	(35,361)	1,270
Net cash (used in) provided by investing activities	(6,233)	21,845

Cash flows from financing activities:
Borrowings from film facilities	33,037	75,600
Repayments of film facilities	(224,501)	(180,509)
Distributions to the noncontrolling interest in consolidated Joint Venture	(3,309)	(15,135)
Purchases of treasury stock	(16,407)	(9,945)
Exercise of stock options	483	8,285
Excess tax benefit from stock-based compensation	551	9,013
Net cash used in financing activities	(210,146)	(112,691)

Effect of exchange rates on cash	27	(275)
Net increase in cash and cash equivalents	4,269	95,652
Cash and cash equivalents, at beginning of period	105,335	30,153
Cash and cash equivalents, at end of period	$109,604	$125,805

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Marvel Entertainment, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for the periods presented have been included.  The unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2009 and the unaudited Condensed Consolidated Statements of Equity and Comprehensive Income and Cash Flows for the nine-month period ended September 30, 2009 are not necessarily indicative of those for the full year ending December 31, 2009.  The year-end 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information on our historical financial results, refer to the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to prior periods to conform to the current period presentation.  Specifically, we have made adjustments as a result of the adoption of authoritative guidance on noncontrolling interests (see Note 2).

2.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Recent Developments

Proposed Merger with The Walt Disney Company.  On August 31, 2009, Marvel Entertainment, Inc. (“Marvel”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Walt Disney Company (“Disney”) pursuant to which Disney has agreed to acquire Marvel (the “Merger”).  The Merger Agreement has been approved by the Boards of Directors of both Marvel and Disney.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of Marvel common stock issued and outstanding immediately prior to the Effective Time (other than any dissenting shares and treasury shares and subject to adjustment for certain changes in Disney common stock or Marvel common stock such as reclassifications or stock splits) will be converted into the right to receive (i) $30 in cash (the “Cash Consideration”) and (ii) 0.7452 shares of Disney common stock (the “Exchange Ratio”, and together with the Cash Consideration, the “Merger Consideration”).  However, if the aggregate value of all shares of Disney common stock that would be issued pursuant to the Merger (other than shares issued to a subsidiary of Marvel or a subsidiary of Disney) (the “Total Stock Consideration”), valued at the Closing Date Price (as defined below), is less than 40% of the sum of the Total Stock Consideration plus the total amount of cash paid to Marvel stockholders (including cash paid in lieu of fractional shares and deemed paid in respect of dissenting shares) (the “Total Merger Consideration”), then the Exchange Ratio will be increased, and the amount of cash paid per share of Marvel common stock will be correspondingly decreased, until the total stock consideration equals 40% of the Total Merger Consideration.  The Closing Date Price is the lesser of (a) the closing price, (b) the average of the high and low sales prices and (c) the weighted average trading price, in each case, for one share of Disney common stock on the closing date of the merger as reported on the NYSE.  For every 0.0001 increase to the Exchange Ratio that is made, the amount of cash paid per share of Marvel common stock will be reduced by the product of 0.0001 multiplied by the average of $26.84 and the Closing Date Price.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

The completion of the Merger is subject to customary closing conditions, including, among other things, the approval of the Merger by the stockholders of Marvel, the receipt of antitrust approvals, compliance by Disney and Marvel with their respective obligations under the Merger Agreement, and the effectiveness of a Form S-4 registration statement filed by Disney.

The Merger Agreement contains certain termination rights for each of Disney and Marvel.  If the merger agreement is terminated under specified circumstances (including a termination by Marvel in response to a superior proposal to Disney’s merger proposal), Marvel may be required to pay Disney a termination fee of $140 million.

Concurrently with the execution of the Merger Agreement, Disney entered into a voting agreement (the “Voting Agreement”) with Isaac Perlmutter, our Chief Executive Officer, several of his affiliates and Marvel.  Pursuant to the terms of the Voting Agreement, Mr. Perlmutter and those affiliates agreed, among other things, to vote their respective shares of Marvel common stock (representing approximately 37% of the outstanding shares of Marvel common stock) in favor of the adoption of the Merger Agreement and approval of the Merger and against the approval of any alternative transaction.  Additionally, pursuant to the terms of the Voting Agreement, Mr. Perlmutter and those affiliates have agreed not to sell or transfer their respective shares of Marvel common stock, subject to certain exceptions, or to solicit any alternative transaction.  The Voting Agreement will terminate upon the earliest to occur of the Effective Time of the Merger and the termination of the Merger Agreement in accordance with its terms.

The Merger Agreement, the Merger and the Voting Agreement are described in greater detail in Amendment No. 1 to the Registration Statement on Form S-4 filed by Disney with the Securities and Exchange Commission on October 27, 2009.

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

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)

Interest paid during the period	$7,964	$17,207
Income taxes paid during the period	41,826	52,186
Income tax refund	45	–

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

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

For the nine-month period ended September 30, 2009, the impairment of long-term assets principally includes a $1.8 million charge to write-off certain animation production costs in the Licensing segment and a $1.7 million write-off of abandoned script costs and associated pre-production costs in the Film Production segment.

For the nine-month period ended September 30, 2008, the impairment of long-term assets represented a $1.7 million write-off of costs associated with an abandoned script in the Film Production segment.

Recent Accounting Standards Adopted in 2009

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance (the “Codification”), which was launched on July 1, 2009 and became the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, Emerging Issues Task Force (EITF) and related literature.  The Codification eliminates the GAAP hierarchy and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this guidance changed how we disclose authoritative accounting pronouncements in the notes to our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests.  The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the company and to the noncontrolling interests.  This guidance is effective for fiscal years beginning on or after December 15, 2008.  On January 1, 2009, we adopted the provisions of this guidance.  The implementation of this guidance did not have a material impact on our consolidated financial statements or results of operations.  The 2008 financial information has been revised so that the basis of presentation is consistent with the 2009 financial information.

In February 2008, the FASB issued amendments to authoritative guidance on fair value measurements, which deferred the effective date of authoritative guidance on fair value measurements for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  On January 1, 2009, we adopted these amendments to this authoritative guidance.  On January 1, 2008, we adopted the provisions of this authoritative guidance on fair value measurements related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis.  The implementation of this authoritative guidance and its amendments did not have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued authoritative guidance on business combinations.  The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination.  This guidance is effective for fiscal years beginning after December 15, 2008.  On January 1, 2009, we adopted the provisions of this guidance.  The implementation of this guidance did not have any impact on our consolidated financial statements or results of operations.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

The FASB issued additional authoritative guidance on business combinations in March 2009, specifically, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination as well as for pre-existing contingent consideration assumed as part of the business combination.  This guidance was effective as of January 1, 2009.  The implementation of this authoritative guidance did not have any impact on our consolidated financial statements or results of operations.  However, any business combinations entered into in the future may impact our consolidated financial statements as a result of the potential earnings volatility due to the changes described above.

In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  This guidance was effective beginning with our second quarter financial reporting and did not have a material impact on our consolidated financial statements or results of operations (see Note 13).

In April 2009, the FASB amended authoritative guidance on disclosures about the fair value of financial instruments, which was effective for the Company on June 30, 2009.  The amended guidance requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, the guidance requires an entity to disclose either in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The adoption of this amended guidance did not have any impact on our consolidated financial statements or results of operations.

Recent Accounting Standards Not Yet Adopted

In December 2008, the FASB amended authoritative guidance on retirement benefits and provided guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The amended guidance is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the potential impact of this amended guidance on our consolidated financial statements.

In September 2009, the EITF reached a consensus related to revenue arrangements with multiple deliverables.  The consensus will be issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for the Company on January 1, 2011. The updated guidance will revise how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value.  In addition, the revised guidance will require additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements.  We are currently evaluating the potential impact of the amended guidance on our consolidated financial statements or results of operations.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

3.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	September 30,	December 31,
	2009	2008
	(in thousands)
Accounts receivable, net, consists of the following:
Licensing:
Accounts receivable	$9,051	$9,434
Less allowances for doubtful accounts	(261)	(278)
Total licensing	8,790	9,156
Publishing:
Accounts receivable	27,540	30,474
Less allowance for:
Doubtful accounts	(334)	(266)
Allowance for returns	(12,096)	(14,460)
Total publishing	15,110	15,748
Film Production
Accounts receivable	4,917	119,459
All Other:
Accounts receivable	36	124
Total	$28,853	$144,487
Inventories, net, consists of the following:
Finished goods	$5,686	$5,734
Editorial and raw materials	6,670	5,628
Total	$12,356	$11,362
Accounts receivable , non-current portion, are due as follows:
2011	$5,241	$1,381
Present value discount	(84)	(60)
Total	$5,157	$1,321
Film inventory, net, consists of the following:
Theatrical Films:
Released, net of amortization	$60,541	$172,224
In production	133,056	4,752
In development or pre-production	12,774	2,505
Total theatrical films	206,371	179,481
Animated television productions:
Released, net of amortization	465	–
Completed and not released	929	–
In production	8,255	–
In development or pre-production	1,396	2,083
Total animated television productions	11,045	2,083
Total	$217,416	$181,564
Accrued royalties consists of the following:
Merchandise royalty obligations	$1,545	$1,556
Freelance talent	3,618	4,005
Studio and talent share of royalties	79,192	71,019
Total	$84,355	$76,580

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

	September 30,	December 31,
	2009	2008
	(in thousands)
Accrued expenses and other current liabilities consists of the following:
Inventory purchases	$1,907	$2,030
Bonuses	10,607	12,860
Legal fees and litigation accruals	4,312	2,111
Licensing common marketing funds	12,624	9,441
Interest	2,137	3,675
Other accrued expenses	8,596	10,518
Total	$40,183	$40,635

4.	EARNINGS PER SHARE

Basic earnings per share attributable to Marvel Entertainment, Inc. is computed by dividing the net income attributable to Marvel Entertainment, Inc. for the period, attributable to common stock, by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share attributable to Marvel Entertainment, Inc. is computed by dividing the net income attributable to Marvel Entertainment, Inc. for the period by the weighted-average number of common and potential common shares, if dilutive, outstanding during the period.  The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share attributable to Marvel Entertainment, Inc. by application of the treasury stock method, which includes consideration of stock-based compensation.

The total number of shares of our common stock outstanding as of September 30, 2009 was 78,021,369, net of treasury shares and restricted stock; assuming the exercise of all outstanding stock options (1,839,869) and the vesting of all outstanding restricted shares (474,312), the total number outstanding would be 80,335,550.  During the three and nine-month periods ended September 30, 2009, 2,750 and 391,831 shares of common stock, respectively, were issued through stock option exercises.

Options to purchase 0.1 million shares of common stock were not included in the calculation of diluted net earnings per share attributable to Marvel Entertainment, Inc. for the nine-month period ended September 30, 2009, respectively, and 0.2 million  and 0.7 million shares of common stock were not included in the calculation of diluted net earnings per share attributable to Marvel Entertainment, Inc. for the three and nine-month periods ended September 30, 2008, because they were antidilutive.

5.	COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders.

	For the three months ended
	September 30,
	2009	2008
	(in thousands)
Net income	$20,920	$52,760
Other comprehensive (loss) income:
Foreign currency	39	(1,371)
Pension liability	78	42
Total other comprehensive income (loss)	117	(1,329)
Comprehensive income	21,037	51,431
Comprehensive income attributable to noncontrolling interest	(504)	(2,134)
Comprehensive income attributable to Marvel Entertainment, Inc.	$20,533	$49,297

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
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

Ambac Assurance Corporation has insured repayment of the senior bank debt.  In exchange for the repayment insurance, we pay Ambac a fee calculated as a percentage of used and unused senior bank debt, but in no event less than $3.4 million per year.  The weighted average interest rate of our senior bank debt was 3.28% at September 30, 2009, inclusive of the percentage fee owed to Ambac (without consideration of that fee’s minimum).  In addition, commitment fees on unused senior bank debt are charged at the rate of 0.90% per annum, inclusive of the percentage fee owed to Ambac (without consideration of that fee’s minimum).

Debt service under the film facility must be paid from the films’ net collections, rather than from any of our other sources of cash.  The film facility requires us to maintain certain interest and liquidity reserves to cover future debt service payments in the event that the films’ net collections are not sufficient to make such payments.  As of September 30, 2009, total reserves were $27.9 million, and are included in non-current restricted cash.

The film facility also requires us to fund a minimum of 33% of the budget of each film distributed under our 2008 distribution agreement with Paramount.  The film facility will provide a maximum of 67% of the budget (reduced by the proceeds of any third-party co-financing).  During the first quarter of 2009, we funded 33% of the Iron Man 2 budget, all of which was spent, as of September 30, 2009 to fund production costs.

In the first quarter of 2009, we amended the film facility to allow us, at our option, to utilize a lower cost completion bond structure.  In order to take advantage of this structure, we funded into escrow approximately $31.5 million for Iron Man 2 for the duration of production.  This amount (plus interest accrued) is included in current restricted cash as of September 30, 2009.

Our films’ net collections may only be used to service debt under the film facility, fund production costs of other films produced under the film facility or pay certain administrative costs of the film facility, and are therefore included in restricted cash (see Note 7).

As of September 30, 2009, we had $21.5 million of outstanding borrowings under the film facility.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

Corporate Line of Credit

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit, as amended, expires on March 31, 2011.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  In March 2009, the HSBC Line of Credit was amended and now provides for an unused commitment fee of 0.45% commencing April 1, 2009.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  We continue to be in compliance with the covenants of the facility, which include covenants related to net income, leverage and free cash flow.  The HSBC Line of Credit is secured by a lien on (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005.  Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum.  As of September 30, 2009, 32.1 million of our shares held in treasury are pledged as collateral under the HSBC Line of Credit.  As of September 30, 2009, we had $1.1 million (related to a letter of credit) outstanding under the HSBC Line of Credit.

7.	RESTRICTED CASH

Cash that has been contractually restricted as to usage or withdrawal is included in the caption “Restricted cash”.  Restricted cash attributable to our Film Production segment includes our net film collections, borrowings under the film facility and any other funds designated to be used for film inventory costs, for debt service, for various reserves required under the film facility and for certain amounts required under our completion bond arrangements.  Restricted cash in the Film Production segment was $73.3 million as of September 30, 2009 and $39.6 million as of December 31, 2008.  Restricted cash not expected to be released within one year of the balance sheet date and restricted cash designated to be used for film inventory costs is classified as a non-current asset in the accompanying condensed consolidated balance sheets.

Restricted cash in the Licensing segment includes cash balances of the Joint Venture that are not freely available to either Sony Pictures or to us until distributed.  Distributions are made no less frequently than quarterly.

8.	FAIR VALUE MEASUREMENTS

Authoritative guidance on fair value measurements and disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The guidance classifies the inputs used to measure fair value into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth our assets measured at fair value on a recurring basis as of September 30, 2009:

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

	Recurring Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Interest rate cap	$735	–	$735	–

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

Non-Financial Instruments

The majority of our non-financial instruments, which include goodwill, inventories and fixed assets, are not required to be carried at fair value on a recurring basis.  However, our goodwill is required to be evaluated for impairment annually, and all of our non-financial instruments are required to be evaluated for impairment if certain triggering events occur.  An evaluation that results in asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.

We account for film production costs in accordance with the guidance on Entertainment-Films, which requires that upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, an entity should determine the fair value of the film and write off the amount by which the unamortized capitalized costs exceed the film’s fair value.  Some of these events or changes in circumstance include: (i) an adverse change in the expected performance of a film prior to its release, (ii) actual costs substantially in excess of budgeted costs, (iii) substantial delays in completion or release schedules, (iv) changes in release plans, (v) insufficient funding or resources to complete the film and to market it effectively and (vi) the failure of actual performance subsequent to release to meet that which had been expected prior to release.  When required to determine the fair value of our films, we estimate the timing of ultimate cash to be received and apply a discounted cash flow methodology.

9.	SEGMENT INFORMATION

We operate our businesses in three segments: Licensing, Publishing and Film Production.

Licensing Segment

Our Licensing segment, which includes the operations of the Joint Venture, licenses our characters for use in a wide variety of products and media, the most significant of which are described below.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

Consumer Products.  We license our characters for use in a wide variety of consumer products, including toys, apparel, interactive games, electronics, homewares, stationery, gifts and novelties, footwear, food and beverages and collectibles.

Studio Licensing: Feature Films.  We have licensed some of our characters to major motion picture studios for use in motion pictures. For example, we currently have a license with Sony to produce motion pictures featuring the Spider-Man family of characters.  We also have outstanding licenses with studios for a number of our other characters, including The Fantastic Four, X-Men (including Wolverine), Daredevil/Elektra and Ghost Rider.  Under these licenses, we retain control over merchandising rights and retain more than 50% of merchandising-based royalty revenue.  We intend to self-produce, rather than license, all future films based on our characters that have not been licensed to third parties.

Studio Licensing: Television Programs. We license our characters for use in television programs.  Several television shows based on our characters are in various stages of development including animated programming based on Iron Man, X-Men (including Wolverine), and Black Panther.  Since January 2009, the new animated series “Wolverine and the X-Men” has been airing on Nicktoons Network in the United States and on various other international channels in Canada, United Kingdom, Latin America, Europe, Australia, Asia Pacific, and the Middle East.  In addition, as part of our efforts to build demand for our licensed consumer products, the Licensing segment has begun to self-produce animated television programming featuring Marvel characters.  By controlling the content and distribution of self-produced animation, we hope to increase our consumer products licensing activities more than is possible through animation whose content and distribution is under the control of animation licensees.

Studio Licensing: Made-for-DVD Animated Feature Films.  We have licensed some of our characters to an entity controlled by Lions Gate Entertainment Corp. to produce up to eight feature-length animated films for distribution directly to the home video market.  To date, six of these titles have been distributed under this arrangement.

Destination-Based Entertainment.  We license our characters for use at theme parks, shopping malls and special events.  For example, we have licensed some of our characters for use at Marvel Super Hero Island, part of the Islands of Adventure theme park at Universal Orlando in Orlando, Florida, and for use in a Spider-Man attraction at the Universal Studios theme park in Osaka, Japan.  We have also licensed our characters for the development of theme parks in South Korea and Dubai.

Promotions.  We license our characters for use in short-term promotions of other companies’ products and services.

Publications.  Our Licensing segment licenses our characters to publishers located outside the United States for use in foreign-language comic books and trade paperbacks and to publishers worldwide for novelizations and a range of coloring and activity books.

Publishing Segment

The Publishing segment creates and publishes comic books and trade paperbacks principally in North America.  Marvel has been publishing comic books since 1939 and has developed a roster of more than 5,000 characters.  Our titles include Spider-Man, X-Men, Fantastic Four, Iron Man, the Incredible Hulk, Captain America, the Avengers, and Thor.  In addition to revenues from the sale of comic books and trade paperbacks, the Publishing segment generates revenues from sales of advertising and subscriptions and from other activities, such as custom comics and digital media.  Our digital media activities have had a small but growing impact on our Publishing segment revenues, mostly through online advertising and digital comic subscription sales.  We expect continued moderate growth and diversification in Marvel digital media revenues as we continue to increase our online presence.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

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

Our self-produced films are financed primarily with our $525 million film facility.  The first two films produced by the Film Production segment were Iron Man, which was released on May 2, 2008, and The Incredible Hulk, which was released on June 13, 2008.  We are currently in post production on one film, Iron Man 2, scheduled to be released May 7, 2010, and we are in pre-production on another film, Thor, scheduled to be released May 20, 2011.  In addition, we are developing two other films, The First Avenger: Captain America and The Avengers, scheduled to be released on July 22, 2011 and May 4, 2012, respectively.

Set forth below is certain operating information of our segments.

	Licensing (1)(2)(3)	Publishing	Film Production	All Other (4)(5)	Total
	(in thousands)
Three months ended September 30, 2009
Net sales	$48,863	$31,975	$24,825	$–	$105,663
Operating income (loss)	37,531	10,240	(2,273)	(8,858)	36,640

Three months ended September 30, 2008
Net sales	$58,071	$34,064	$90,180	$184	$182,499
Operating income (loss)	42,477	12,700	40,422	(7,397)	88,202

Nine months ended September 30, 2009
Net sales	$181,524	$89,464	$147,905	$–	$418,893
Operating income (loss)	130,494	28,153	25,001	(20,864)	162,784

Nine months ended September 30, 2008
Net sales	$237,479	$92,322	$119,105	$3,019	$451,925
Operating income (loss)	205,386	34,334	40,569	(19,397)	260,892

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

(3)
During the third quarter of 2009, we recorded the effects of a favorable settlement of a studio licensee audit, which resulted in a reduction of $7.6 million to SG&A expense for amounts previously accrued.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

(4)
Operating loss in “All Other” for the nine-month period ended September 30, 2009 is net of $3.1 million received from a litigation trust established in connection with our emergence from bankruptcy proceedings in 1998 and a settlement reached by this trust and other third parties.  The amounts for the three months ended September 30, 2008 include $0.2 million of direct toy sales and $0.3 million of related operating income associated with our toy manufacturing operations, which we exited in early 2008.  The amounts for the nine months ended September 30, 2008 include $3.0 million of direct toy sales and $2.2 million of related operating income associated with our toy manufacturing operations.  The balance of “All Other” operating loss in the three and nine-month periods is primarily unallocated corporate overhead.

(5)
Operating loss in “All Other” for the three and nine-month periods ended September 30, 2009, includes $2.9 million of costs (principally legal fees) we incurred associated with the proposed merger with Disney (see Note 2).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Total cost for plan period:
Service cost	$–	$–	$–	$–
Interest cost	283	291	849	872
Expected return on plan assets	(197)	(257)	(590)	(770)
Amortization of:
Unrecognized net loss	53	50	159	151
Unrecognized prior service credit	(13)	(13)	(40)	(40)
Unrecognized net asset obligation	–	–	–	–
Net periodic pension cost	$126	$71	$378	$213

11.	INCOME TAXES

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

Estimation of the annual effective tax rate at the end of each interim period requires estimates of, among other things, the amount of our pre-tax income for the year, what portion of our income will be earned and taxed in foreign jurisdictions, what permanent and temporary differences we will record, and which of the deferred tax assets generated in the current year we will recover.  Each of those estimates requires significant judgment.  These estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

Our effective tax rates for the three and nine-month periods ended September 30, 2009 (38.6% and 37.6%, respectively) and for the three and nine-month periods ended September 30, 2008 (36.4% and 37.6%, respectively) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the earnings of the Joint Venture, as further described below.  The three and nine-month periods ended September 30, 2009 also include a charge related to a change in the New York City tax law enacted in the third quarter of 2009 and interest relating to certain proposed IRS adjustments, as discussed below.

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

We retain various state and local net operating loss ("NOL") carryforwards of $307.0 million, which will expire in various jurisdictions in the years 2009 through 2026.  As of September 30, 2009, there is a valuation allowance of $0.6 million against state NOL and capital loss carryforwards, as we believe it is more likely than not that those assets will not be realized in the future.

Our 2003 through 2006 federal income tax returns are currently under examination by the Internal Revenue Service (“IRS”).  During the quarter ended June 30, 2009, the IRS proposed an adjustment to the amount of federal NOL carryforwards that we utilized in the years under examination.  We determined the amount of available NOL carryforwards upon our emergence from bankruptcy in 1998 using a methodology consistent with our interpretation of then-current federal tax law and IRS guidance available at the time.  In 2003, the IRS issued a regulation that prospectively required a different methodology.  The basis of the IRS position is that, in 1998, we should have used a methodology similar to the approach of the 2003 regulation.  If the IRS were to prevail in its position, federal NOL carryforwards used in the examination period would be disallowed and we would owe approximately $23 million in additional income tax and interest.  We firmly believe the methodology we employed to calculate available NOL carryforwards from 1998 was appropriate and plan to aggressively contest the proposed adjustment.

In addition, during the quarter ended September 30, 2009, the IRS proposed certain other adjustments, which are substantially timing in nature.  Tax expense for the nine months ended September 30, 2009 includes a charge for interest relating to the proposed adjustments.

Unrecognized tax benefits totaled $90.8 million and $57.0 million at September 30, 2009 and December 31, 2008, respectively.  The increase for the nine-months ended September 30, 2009 was the result of: (i) tax positions we claimed during that period in various jurisdictions in which we operate; and (ii) $29 million related to proposed IRS tax adjustments for the 2003 through 2006 period that are timing in nature and would be substantially recovered by December 31, 2009.  The above liability for unrecognized tax benefits is reported gross of this recoverable tax asset.  The Company believes it is reasonably possible that our balance of unrecognized tax benefits at September 30, 2009 could be reduced by as much as $34 million over the next twelve months due to possible IRS settlements and the expiration of certain state and local statutes of limitations.

MARVEL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2009
(unaudited)

12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Marvel, its board of directors and Disney are named as defendants in purported class action lawsuits brought by alleged Marvel stockholders challenging Marvel’s proposed merger with Disney.  The stockholder actions were filed in the Supreme Court of the State of New York, County of New York (Michael Golombuski v. Marvel Entertainment, Inc., et al., filed August 31, 2009 and Alan W. Meerow v. Marvel Entertainment, Inc. et al., filed September 15, 2009) and in the Delaware Court of Chancery (Christine Vlatos v. Sid Ganis, et al., filed September 1, 2009; Paul W. Morand v. Morton F. Handel et al., filed on September 8, 2009; and Port Authority of Allegheny County Retirement and Disability Allowance Plan for Employees Represented by Local 85 of the Amalgamated Transit Union v. Isaac Perlmutter, et al., filed on September 10, 2009).  The stockholder actions generally allege, among other things, that (i) each member of the Marvel board of directors breached his fiduciary duties to Marvel and its stockholders by authorizing the sale of Marvel to Disney, (ii) the merger does not maximize value to Marvel stockholders, (iii) the defendants failed to provide stockholders with allegedly material information related to the proposed transaction and (iv) Disney and Marvel aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Marvel board of directors.  The stockholder actions seek class action certification and equitable relief, including judgments enjoining the defendants from consummating the merger on the agreed-upon terms.  The two actions in the Supreme Court of the State of New York, County of New York were consolidated on October 8, 2009 under the new caption In re: Marvel Entertainment, Inc. Shareholder Litigation.  The Vlatos and Morand actions in the Delaware Court of Chancery were consolidated on October 26, 2009 under the new caption In re: Marvel Entertainment, Inc. Shareholder Litigation.  On October 9, 2009, the plaintiffs filed in the Delaware Court of Chancery a Notice and Proposed Order of Dismissal without prejudice of the action entitled Port Authority of Allegheny County Retirement and Disability Allowance Plan for Employees Represented by Local 85 of the Amalgamated Transit Union v. Isaac Perlmutter, et al.  We believe all claims asserted by the plaintiffs to be without merit.

On January 26, 2009, in the United States District Court for the Southern District of New York, four purported shareholders of Stan Lee Media, Inc. (“SLM”), individually and on behalf of all SLM shareholders, filed a derivative action against several Marvel entities, Isaac Perlmutter (our President and Chief Executive Officer), Avi Arad (a former officer and director), Stan Lee, Joan C. Lee, Joan Lee and Arthur Lieberman.  On April 28, 2009, two of the original four plaintiffs filed an amended complaint, which supersedes the original complaint and alleges only derivative claims on behalf of SLM.  The amended complaint eliminated all claims against Mr. Perlmutter, Mr. Arad, Joan C. Lee and Joan Lee.  The amended complaint alleges that SLM is the owner of rights and property, including the Marvel name and trademarks and rights in characters co-created by Mr. Lee while he was employed by our predecessors (the “Intellectual Property”).  The plaintiffs allege that prior to the date Mr. Lee entered into a new employment agreement with us in 1998, Mr. Lee transferred his interest in the Intellectual Property to a predecessor of SLM.  Mr. Lee has denied that he had any ownership interest in any Marvel intellectual property and that any transfer of those rights to SLM ever took place.  The amended complaint alleges claims against us for violations of section 43(a) of the Lanham Act, tortious interference with a contract between Mr. Lee and an alleged predecessor of SLM, aiding and abetting alleged breaches by Mr. Lee of fiduciary duties owed to SLM and an accounting. The relief sought against us in the amended complaint includes damages in an amount to be determined at trial, and the imposition of a constructive trust on and an accounting for the profits derived from our exploitation of our intellectual property.  We believe all claims in the amended complaint are without merit.

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
September 30, 2009
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

We have evaluated subsequent events through the filing of this Form 10-Q on November 3, 2009, and determined there have not been any events that have occurred that would require adjustments to our consolidated financial statements or results of operations.

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

In addition, our forward-looking statements relating to the merger described below are subject to the risks described in Part II, Item 1A of this Quarterly Report on Form 10-Q, beginning on page 42.

Management Overview of Business Trends

Recent Developments

Proposed Merger with The Walt Disney Company. For information relating to our proposed merger with The Walt Disney Company (“Disney”), please see the discussion under the heading “Description of Business and Principles of Consolidation—Recent Developments—Proposed Merger with The Walt Disney Company” in Note 2 to our condensed consolidated financial statements, which discussion is incorporated herein by reference.

General

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

Publishing

The Publishing segment is focused on strengthening its Super Hero graphic fiction presence in its primary distribution channels such as the direct and mass market, and expanding its reach to a broader demographic by providing all-ages and new reader products in the book market and online.  A variety of Wolverine products were released in the second quarter of 2009 and distributed around the X-Men Origins: Wolverine film domestically released May 1, 2009 by Twentieth Century Fox.  We also released the first collection for The Stand in the first quarter of 2009 and the third collection of the Dark Tower in July 2009.  The first collections for the Ender’s Game and the Ender’s Shadow series were released in the third quarter of 2009.  In 2008, Marvel launched a major comic book crossover series, Secret Invasion, which involves many of the Marvel characters and features tie-ins to many other Marvel publications.  Secret Invasion ran from April through December 2008.  The third volume of the Dark Tower series and the first volume of The Stand series were released in October 2008.  The momentum of these efforts was followed up with the Dark Reign and Ultimatum publishing events that began in December 2008 and will continue through the remainder of 2009.  Due in part to the economic recession and tightening of credit markets, we believe that Publishing segment revenue in 2009 will be lower than in 2008 as customers’ advertising budgets and consumer spending remain constrained.

The Publishing segment has continued its development and investment in digital media, resulting in increased content on our Marvel Digital Comics Unlimited service, where we currently have over 7,000 previously published Marvel comic books available for viewing online in a proprietary viewer.  We have also added more content to our website, including videos, casual games, news and character biographies.  We also maintain a separate website, www.marvelkids.com, featuring Marvel characters and content developed for children ages 6-11.  Our digital media content is also distributed through arrangements with third-party websites such as YouTube, Xbox Live and iTunes.  We expect continued moderate growth and diversification in digital media revenues as we continue to increase our online presence.  However, our expectations for digital media revenue growth, planned in large part to be achieved through increased advertising revenues, have been reduced because of the current economic climate, which have had a negative impact on industry-wide online advertising.

Film Production

In 2008, we released our first two self-produced films: Iron Man on May 2 and The Incredible Hulk on June 13.  We are currently in postproduction on one film, Iron Man 2, scheduled to be released May 7, 2010, and we are in pre-production on another film, Thor, scheduled to be released May 20, 2011.  In addition, we are developing two other films, The First Avenger: Captain America and The Avengers, scheduled to be released on July 22, 2011 and May 4, 2012, respectively.  After the release of each of our films, we begin to recognize revenue and amortize our film inventory, as described below.

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

We capitalize all direct film production costs, such as labor costs, visual effects and set construction.  Those capitalized costs, along with capitalized production overhead and capitalized interest costs, appear on our balance sheet as an asset called film inventory.  Production overhead includes allocable costs (including salary benefits and stock compensation) of individuals or departments with exclusive or significant responsibility for the production of films.  Capitalization of production overhead and interest costs commences upon completion of the requirements for funding the production under the film facility and ceases upon completion of the production.

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

As of September 30, 2009, our Film Production segment had unamortized film inventory of $217.4 million, primarily for our film Iron Man 2, which began production in the first quarter of 2009, and Iron Man and The Incredible Hulk, which were completed and released during 2008.

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

We fund, from working capital and other sources, the incremental overhead expenses and costs of developing each film to the stage at which the conditions for an initial borrowing for the film are met under the film facility.  If the film’s initial funding conditions are met under the film facility, we are able to borrow up to 67% of our budgeted production costs including an amount equal to our incremental overhead expenses related to that film, but not exceeding 2% of the film’s budget.  If the initial funding conditions are not met, we will be unable to borrow these amounts under the film facility.  Beginning with our third film (Iron Man 2), upon meeting the film’s initial funding conditions, we are required to fund 33% of that film’s budget using non-film production operating cash.  For Iron Man 2, this amount was funded and was all spent on this production as of September 30, 2009.  In 2008, we entered into a studio distribution agreement with Paramount Pictures Corporation under which Paramount agreed to distribute five of our films (extendable to six under certain circumstances) and to provide advertising and marketing efforts for each film.

Critical Accounting Policies

Recent Accounting Standards Adopted in 2009

In June 2009, the FASB issued authoritative guidance (the “Codification”), which was launched on July 1, 2009 and became the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, Emerging Issues Task Force (EITF) and related literature.  The Codification eliminates the GAAP hierarchy and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this guidance changed how we disclose authoritative accounting pronouncements in the notes to our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests.  The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the company and to the noncontrolling interests.  This guidance is effective for fiscal years beginning on or after December 15, 2008.  On January 1, 2009, we adopted the provisions of this guidance.  The implementation of this guidance did not have a material impact on our consolidated financial statements or results of operations.  The 2008 financial information has been revised so that the basis of presentation is consistent with the 2009 financial information.

In February 2008, the FASB issued amendments to authoritative guidance on fair value measurements, which deferred the effective date of authoritative guidance on fair value measurements for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  On January 1, 2009, we adopted these amendments to this authoritative guidance.  On January 1, 2008, we adopted the provisions of this authoritative guidance on fair value measurements related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis.  The implementation of this authoritative guidance and its amendments did not have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued authoritative guidance on business combinations.  The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination.  This guidance is effective for fiscal years beginning after December 15, 2008.  On January 1, 2009, we adopted this guidance.  The implementation of this guidance did not have any impact on our consolidated financial statements or results of operations.

The FASB issued additional authoritative guidance on business combinations in March 2009, specifically, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination as well as for pre-existing contingent consideration assumed as part of the business combination.  This guidance was effective as of January 1, 2009.  The implementation of this authoritative guidance did not have any impact on our consolidated financial statements or results of operations.  However, any business combinations entered into in the future may impact our consolidated financial statements as a result of the potential earnings volatility due to the changes described above.

In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  This guidance was effective beginning with our second quarter financial reporting and did not have a material impact on our consolidated financial statements or results of operations (see Note 13).

In April 2009, the FASB amended authoritative guidance on disclosures about the fair value of financial instruments, which was effective for the Company on June 30, 2009.  The amended guidance requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, the guidance requires an entity to disclose either in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The adoption of this amended guidance did not have any impact on our consolidated financial statements or results of operations.

Recent Accounting Standards Not Yet Adopted

In December 2008, the FASB amended authoritative guidance on retirement benefits and provided guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The amended guidance is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the potential impact of this amended guidance on our consolidated financial statements.

In September 2009, the EITF reached a consensus related to revenue arrangements with multiple deliverables.  The consensus will be issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for the Company on January 1, 2011. The updated guidance will revise how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value.  In addition, the revised guidance will require additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements.  We are currently evaluating the potential impact of the amended guidance on our consolidated financial statements or results of operations.

Results of Operations

Three-month period ended September 30, 2009 compared with the three-month period ended September 30, 2008

Net Sales

	Three Months ended September 30,
	2009	2008	% Change
	(dollars in millions)

Licensing	$48.9	$58.1	(16)%
Publishing	32.0	34.0	(6)%
Film Production	24.8	90.2	(73)%
All Other	–	0.2	N/A
Total	$105.7	$182.5	(42)%

Our consolidated net sales of $105.7 million for the third quarter of 2009 were $76.8 million lower than net sales in the third quarter of 2008, primarily reflecting decreases in the Film Production segment and Licensing segment net sales.

Licensing segment net sales decreased $9.2 million during the third quarter of 2009, reflecting a $6.7 million decrease in foreign licensing revenue and a $5.8 million decrease in Joint Venture revenue (to $2.4 million) related to the 2007 release of Spider-Man 3.  These decreases were primarily due to the recognition in the third quarter of 2008 of merchandise licensing revenue related to the Iron Man and The Incredible Hulk feature films, as well as a decrease in revenue from the Spider-Man merchandising joint venture.  The third quarter of 2009 Licensing segment net sales included $6.3 million of royalty and service fee revenues from Hasbro compared with $12.0 million included in the third quarter of 2008, a period that benefited from the Summer 2008 releases of Iron Man and The Incredible Hulk movies.  These decreases were partially offset by a $1.9 million increase in Studio licensing revenue, primarily associated with the X-men movie properties.

Net sales from the Publishing segment decreased $2.0 million to $32.0 million for the three months ended September 30, 2009, primarily relating to a $2.7 million decrease in custom publishing sales and a $0.5 million decrease in advertising sales as compared to the same period in 2008.  These decreases were offset by a $1.6 million increase in our sales of trade paperbacks to the book market, as a result of an increase in new titles released during the current quarter.

Net sales from the Film Production segment, related to Iron Man and The Incredible Hulk, decreased $65.4 million to $24.8 million for the three months ended September 30, 2009.  Net sales from the Film Production segment in the third quarter of 2009 primarily reflect the recognition of revenues associated with the international pay TV window for Iron Man and the domestic pay TV window for The Incredible Hulk as well as contributions from DVD sales for both Iron Man and The Incredible Hulk, and, in the third quarter of 2008, reflected theatrical box office revenues from the theatrical release of these films, which were both released in the second quarter of 2008, and the opening of the home video window in certain international pre-sold territories for Iron Man.

Net sales included in 2008 All Other consisted of our then remaining direct toy manufacturing operations, which we exited in early 2008.

Cost of Revenues

	Three Months ended September 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	15.4	48%	15.2	45%
Film Production	20.5	83%	45.2	50%
Total	$35.9	34%	$60.4	33%

Consolidated cost of revenues decreased $24.5 million to $35.9 million for the third quarter of 2009 compared with the third quarter of 2008, primarily reflecting the decrease in amortization of film inventory recorded in our Film Production segment.  Our consolidated cost of revenues as a percentage of sales increased slightly to 34% during the third quarter of 2009 from 33% in the comparable 2008 period as a result of the higher cost of sales associated with our Film Production segment net sales.

Film Production segment cost of revenue consisted of the amortization of film inventory as revenue was generated from the Iron Man and The Incredible Hulk feature films.  Cost of sales as a percentage of net sales increased from 50% in the third quarter of 2008 to 83% in the third quarter of 2009 as a result of the change in revenue mix from these two productions.

Publishing segment cost of revenues for comic book and trade paperback publishing consists of art, editorial, and printing costs.  Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 45% during the three months ended September 30, 2008 to 48% during the three months ended September 30, 2009.  The increase primarily reflects the impact of rising talent costs, which are independent of the number of units manufactured, along with smaller print runs and the decrease of custom publishing projects, which carry higher margins.

Selling, General and Administrative Expenses

	Three Months ended September 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$11.2	23%	$17.3	30%
Publishing	6.2	19%	6.2	18%
Film Production	6.7	27%	4.5	5%
All Other	9.5	N/A	7.6	N/A
Total	$33.6	32%	$35.6	20%

Consolidated selling, general and administrative (“SG&A”) expenses of $33.6 million for the third quarter of 2009 were $2.0 million lower than SG&A expenses in the prior-year period, primarily reflecting a decrease of SG&A expenses in the Licensing segment.  This decrease is partially offset by increase in SG&A expenses in the Film Production segment and All Other SG&A.  Consolidated SG&A as a percentage of net sales for the third quarter of 2009 increased to 32% from 20% for the third quarter of 2008, primarily reflecting the significant decrease in consolidated net sales.

Licensing segment SG&A expenses consist primarily of payroll, agents’ foreign-sales commission and royalties owed to movie studios and talent for their share of merchandise licensing royalty income, which are variable expenses based on licensing revenues.  We pay movie studio licensees up to 50% of merchandising-based royalty revenue (after certain contractually agreed-upon deductions) from the licensing of both “classic” and “movie” versions of characters featured in the films.  Licensing segment SG&A expenses decreased $6.1 million to $11.2 million for the three months ended September 30, 2009 from $17.3 million in the prior-year quarter.  This decrease principally reflects a non-recurring credit of $7.6 million as a result of favorable settlement of a studio licensee audit.  This decrease was partially offset by a $1.8 million charge to write-off certain animation production costs.  As a percentage of Licensing segment net sales, Licensing segment SG&A decreased from 30% to 23%, due to the $7.6 million non-recurring credit discussed above.

Publishing segment SG&A expenses consist primarily of payroll, distribution fees and other general overhead costs, and remained consistent at $6.2 million in the third quarter of 2009 and 2008.  As a percentage of Publishing segment net sales, Publishing segment SG&A increased slightly from 18% to 19%, primarily due to the decrease in Publishing segment net sales as many of our SG&A costs do not vary with increases or decreases in net sales.

SG&A expenses for our Film Production segment consist primarily of employee compensation and overhead expenses associated with our California office.  The costs of marketing and promoting our films are borne by our distributors.  Film Production SG&A expenses increased $2.2 million from the three-month period ended September 30, 2008 to the comparable period in 2009 partially due to an increase in employee headcount and increased facilities cost.  Also included in SG&A expense for both the three-month periods ended September 30, 2009 and 2008 were $1.7 million of write-offs associated with abandoned scripts.

SG&A expenses included in All Other for the third quarter of 2009 increased $1.9 million over 2008, principally reflecting $2.9 million of costs (principally legal fees) we incurred associated with the proposed merger with Disney (see Note 2 to our accompanying condensed consolidated financial statements).  This increase is partially offset by a $0.7 million decrease in employee compensation expense.

Depreciation and Amortization

Depreciation and amortization expense remained consistent at $0.4 million in the third quarter of 2009 and 2008.

Goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other income of $0.9 million in the third quarter of 2009 includes the receipt of distributions from a litigation trust established in connection with our emergence from bankruptcy proceedings in 1998 and a settlement reached by this trust and other third parties.

Other income in the third quarter of 2008 consisted of settlement payments of $2.0 million from a licensee in connection with a contractual violation, which was partially offset by a $0.4 million charge for the mark-to-market valuation of our interest rate cap associated with the film facility.

Operating Income

	Three Months ended September 30,
	2009		2008
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	37.5	77%	42.5	73%
Publishing	10.2	32%	12.7	37%
Film Production	(2.3)	N/A	40.4	45%
All Other	(8.8)	N/A	(7.4)	N/A
Total	36.6	35%	88.2	48%

Consolidated operating income decreased $51.6 million from the prior-year period to $36.6 million for the third quarter of 2009, primarily reflecting a decrease of $40.7 million in gross profit generated by the theatrical releases of Iron Man and The Incredible Hulk movies and a decrease in Licensing segment net sales.

Operating income in the Licensing segment decreased $5.0 million and margins increased 4% from 73% in the third quarter of 2008 to 77% in the comparable quarter of 2009.  This decrease reflects the effects of the $9.2 million decrease in licensing revenue during the third quarter of 2009 due to decreases in foreign licensing and Joint Venture merchandise revenues, and the $7.6 million reduction in SG&A expense for amounts previously accrued.

Operating income in the Publishing segment decreased $2.5 million and margins declined 5% from 37% in the third quarter of 2008 to 32% in the comparable quarter of 2009.  The decrease in operating margin reflects reduced revenue from higher margin custom publishing projects.

Operating income in the Film Production segment decreased $42.7 million, from $40.4 million of operating income in the three months ended September 30, 2008, to $2.3 million of operating loss in the comparable 2009 period.  This decrease principally reflects a decrease of $40.7 million in gross profit generated by the theatrical releases of Iron Man and The Incredible Hulk movies and higher SG&A expenses.

All Other operating costs represent corporate overhead expenses, partially offset by our toy manufacturing operations, which substantially ceased during the first quarter of 2008.  Operating loss in “All Other” for the three-month period ended September 30, 2009, includes $2.9 million of costs (principally legal fees) we incurred associated with the proposed merger with Disney (see Note 2 to our condensed consolidated financial statements).

Interest Expense

	Three Months ended September 30,
	2009	2008
	(dollars in millions)

Interest incurred - film facilities	$2.9	$5.7
Less: Interest capitalized	(0.2)	–
Total	$2.7	$5.7

From the third quarter of 2008 to the third quarter of 2009, there was a $2.8 million decrease in interest costs incurred as a result of a decrease in the outstanding borrowings under our film facility and a more favorable interest rate environment.  In the third quarter of 2009, we capitalized $0.2 million of interest on the amounts borrowed to fund the Iron Man 2 production.  No interest was capitalized in the third quarter of 2008, as there were no films in production during the last half of 2008.  We expect that full-year interest expense for 2009 will be less than 2008 as a result of expected lower outstanding borrowings attributable to self-producing only one film in 2009, for which a substantial portion of the production costs was financed using cash from operations.  We anticipate interest expense on amounts borrowed for production costs will be capitalized through the remainder of the year.

Interest Income

Interest income reflects amounts earned on cash equivalents and short-term investments and restricted cash.  Interest income decreased $0.7 million to $0.2 million in the third quarter of 2009 as compared to the third quarter of 2008, due to lower average cash and investment balances and lower interest rates.

Income Taxes

Our effective tax rates for the three-month periods ended September 30, 2009 (38.6%) and September 30, 2008 (36.4%) were higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the earnings of the Joint Venture, as further described below.  The three-month period ended September 30, 2009 includes a charge related to a change in the New York City tax law enacted in the third quarter of 2009 as well as an interest charge on proposed IRS adjustments.

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

Noncontrolling interest

The noncontrolling interest in net income, related to the Joint Venture, amounted to $0.5 million in the three-month period ended September 30, 2009 and $2.1 million in the comparable period of 2008.  This decrease of $1.6 million reflects the decreased operations from licensing associated with Spider-Man 3, which was released in May 2007.

Earnings per Share

Diluted earnings per share attributable to Marvel Entertainment, Inc. decreased to $0.26 in the third quarter of 2009 from $0.64 in the third quarter of 2008, due to a 60% decrease in net income attributable to Marvel Entertainment, Inc.

Nine-month period ended September 30, 2009 compared with the nine-month period ended September 30, 2008

Net Sales

	Nine Months ended September 30,
	2009	2008	% Change
	(dollars in millions)

Licensing	$181.5	$237.5	(24)%
Publishing	89.5	92.3	(3)%
Film Production	147.9	119.1	24%
All Other	–	3.0	N/A
Total	$418.9	$451.9	(7)%

Our consolidated net sales of $418.9 million for the nine-month period ended September 30, 2009 were $33.0 million lower than net sales in the comparable period of 2008, primarily reflecting a decrease of $56.0 million in Licensing segment net sales.  This decrease is partially offset by a $28.8 million increase in Film Production net sales generated by revenues from home video and pay television markets related to Iron Man and The Incredible Hulk.

Licensing segment net sales decreased $56.0 million during the nine-month period ended September 30, 2009, reflecting a $40.6 million decrease in Joint Venture revenue (to $10.3 million), related to Spider-Man 3.  In the nine-month period ended September 30, 2009, royalty and service fee revenue from Hasbro declined $15.6 million to $20.6 million from $36.2 million during the comparable 2008 period primarily due to decreased sales of merchandise based on The Incredible Hulk and Iron Man movie properties.  In addition, there was an $8.3 million decrease in Studio licensing revenue primarily associated with licensed films, principally Spider-Man movie properties.

Net sales from the Publishing segment decreased $2.8 million to $89.5 million for the nine-month period ended September 30, 2009, primarily reflecting a $3.6 million decrease in custom publishing sales that was partially offset by a $1.3 million increase of trade paperbacks to the book market, as a result of an increase in new titles released during the period.

Net sales from the Film Production segment was generated from last year’s second quarter theatrical releases of Iron Man and The Incredible Hulk, and increased $28.8 million to $147.9 million for the nine months ended September 30, 2009.  Net sales in 2009 were primarily from the theatrical box office, home video and pay television markets and, in 2008, primarily from the theatrical box office and pre-sold foreign territory distribution rights of the Iron Man and The Incredible Hulk releases.

Net sales included in 2008 All Other consisted of our then remaining direct toy manufacturing operations, which we exited in early 2008.

Cost of Revenues

	Nine Months ended September 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$–	N/A	$–	N/A
Publishing	43.0	48%	40.8	44%
Film Production	110.5	75%	66.4	56%
All Other	–	N/A	1.0	33%
Total	$153.5	37%	$108.2	24%

Consolidated cost of revenues increased $45.3 million to $153.5 million for the nine-month period ended September 30, 2009, compared with the nine-month period ended September 30, 2008, primarily reflecting the substantial increase in the amortization of film inventory in our Film Production segment.  As a result, our consolidated cost of revenues as a percentage of sales increased to 37% during the nine-month period ended September 30, 2009, from 24% in the comparable 2008 period.

Publishing segment cost of revenues as a percentage of Publishing segment net sales increased from 44% during the nine-month period ended September 30, 2008 to 48% during the nine-month period ended September 30, 2009.  The increase primarily reflects the impact of rising talent costs, which are independent of the number of units manufactured, along with the impact of smaller print runs, and the decrease of custom publishing projects, which carry higher margins.  In addition, continuing investments in digital media initiatives contributed to this increase.

Film Production segment cost of revenue consisted of the amortization of film inventory and increased $44.1 million to $110.5 million in the 2009 period as significantly more revenue was generated from the Iron Man and The Incredible Hulk feature films.  The film inventory was first amortized in the second quarter of 2008 as revenue was also then first recognized in the Film Production segment due to release of these films in that quarter.  Cost of sales as a percentage of net sales increased from 56% in the prior year period to 75% in the current year period as a result of the change in revenue mix from these two productions.

Cost of revenues included in 2008 All Other consisted of our then remaining toy production activities.

Selling, General and Administrative Expenses

	Nine Months ended September 30,
	2009		2008
	Amount	% of Net Segment Sales	Amount	% of Net Segment Sales
	(dollars in millions)

Licensing	$50.6	28%	$52.4	22%
Publishing	18.1	20%	17.2	19%
Film Production	13.1	9%	12.6	11%
All Other	24.0	N/A	22.0	N/A
Total	$105.8	25%	$104.2	23%

Consolidated selling, general and administrative (“SG&A”) expenses of $105.8 million for the nine-month period ended September 30, 2009 were slightly higher than SG&A expenses in the prior-year period, primarily reflecting an increase of All Other SG&A.  This increase is partially offset by a decrease in SG&A expenses in the Licensing segment.  Consolidated SG&A as a percentage of net sales increased to 25%, from 23%, for the nine-month period ended September 30, 2009, primarily reflecting the decrease in consolidated net sales.

Licensing segment SG&A expenses of $50.6 million for the nine-month period ended September 30, 2009, decreased $1.8 million from the comparable prior-year period.  This decrease principally reflects a $5.3 million decrease in foreign sales commissions primarily due to a decrease in foreign sales.  This decrease is offset by a $1.8 million charge to write-off certain animation production costs, and an increase in royalties owed to movie studios due to the change in sales mix during the nine-month period ended September 30, 2009, compared with the comparable 2008 period.  As a percentage of Licensing segment net sales, Licensing segment SG&A increased from 22% to 28%, primarily due to the decrease in Licensing segment net sales as many of our SG&A costs do not vary with increases and decreases in net sales.

Publishing segment SG&A expenses increased $0.9 million during the nine-month period ended September 30, 2009 over the comparable period in 2008, reflecting an increase in selling costs related to our digital media initiatives.  SG&A as a percentage of sales for this segment increased slightly from 19% in the prior period to 20% in the current year period.

Film Production SG&A expenses are consistent in the nine-month period ended September 30, 2009 to the comparable 2008 period.  Included in SG&A expense for both the nine-month periods ended September 30, 2009 and 2008 were $1.7 million of write-offs associated with abandoned scripts.  Film Production segment SG&A as a percentage of Film Production segment net sales decreased from 11% in the nine-month period ended September 30, 2008 to 9% in the comparable period in 2009 as a result of substantially higher Film Production segment net sales in 2009.

SG&A expenses included in All Other for the nine-month period ended September 30, 2009, increased $2.0 million over the comparable period in 2008, principally reflecting $2.9 million of costs (principally legal fees) we incurred associated with the proposed merger with Disney (see Note 2 to our condensed consolidated financial statements).  This increase is partially offset by a $1.0 million decrease in employee compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million to $1.1 million in the nine-month period ended September 30, 2009, from $1.2 million in the nine-month period ended September 30, 2008.

Goodwill is not amortized but is subject to annual impairment tests. Our most recent annual impairment review did not result in an impairment charge.

Other Income

Other Income decreased $18.3 million to $4.2 million in the nine-month period ended September 30, 2009, over the comparable 2008 period.

Other income in 2009 principally reflects the receipt of a $3.1 million distribution from a litigation trust established in connection with our emergence from bankruptcy proceedings in 1998 and a settlement reached by this trust and other third parties.

In the 2008 period, we received settlement payments from two interactive licensees in connection with the early termination of their agreements, which resulted in $19.0 million of income, and settlement payments of $2.0 million from a licensee in connection with a contractual violation.

Operating Income

	Nine Months ended September 30,
	2009		2008
	Amount	Margin	Amount	Margin
	(dollars in millions)

Licensing	130.5	72%	205.4	86%
Publishing	28.2	32%	34.3	37%
Film Production	25.0	17%	40.6	34%
All Other	(20.9)	N/A	(19.4)	N/A
Total	162.8	39%	260.9	58%

Consolidated operating income decreased $98.1 million to $162.8 million for the nine-month period ended September 30, 2009, primarily as a result of the $56.0 million decrease in Licensing segment net sales, which generates the highest margins, and from the recognition of $19.0 million of non-recurring income in the first quarter of 2008 related to licensing settlement payments associated with early contract terminations.  In addition, gross profit generated by the theatrical releases of Iron Man and The Incredible Hulk decreased $15.3 million during the nine-month period ended September 30, 2009 as compared to the corresponding prior year period.

Operating income in the Licensing segment decreased $74.9 million and operating margin declined to 72% in the nine-month period ended September 30, 2009 from 86% in the comparable period of 2009.  These decreases were primarily the result of the $56.0 million decrease in licensing revenue during the nine-month period ended September 30, 2009, and due to the effect of the $19.0 million licensing settlement payments recorded in the first quarter of 2008.

Operating income in the Publishing segment decreased $6.1 million and operating margin declined from 37% in the nine-month period ended September 30, 2008 to 32% in the comparable period of 2009.  The decrease in operating margin reflects a slight reduction in net sales coupled with a higher cost of sales associated with increases in talent costs, which are independent of the number of units manufactured, along with the impact of smaller print runs, and the decrease of custom publishing sales, which carry higher margin.  In addition, the Publishing segment had increased operating costs associated with the expansion of our digital media initiatives in advance of generating related revenues.

Operating income in the Film Production segment decreased $15.6 million and margins decreased substantially from 34% in the nine-month period ended September 30, 2008, to 17% in the comparable period of 2009.  These decreases principally reflect a decrease of $15.3 million in gross profit generated by the theatrical releases of Iron Man and The Incredible Hulk coupled with the mix of revenue from these productions in 2009 as compared to the comparable period in 2008.

All Other operating costs represent corporate overhead expenses, partially offset in 2009 by $3.1 million of distributions from a litigation trust established in connection with a 1998 bankruptcy-related matter as described above, and in 2008 by our toy manufacturing operations, which we substantially exited in early 2008.

Interest Expense

	Nine Months ended September 30,
	2009	2008
	(dollars in millions)

Interest incurred - film facilities	$9.4	$19.3
Less: Interest capitalized	(0.3)	(5.1)
Total	$9.1	$14.2

Interest expense decreased $5.1 million for the nine-month period ended September 30, 2009 to the comparable 2008 period.  The decrease is attributable to a decrease of $9.9 million of interest cost incurred, partially offset by a $4.8 million decrease of capitalized interest.  The reduction in interest cost is a result of the partial repayment of our outstanding borrowings under our film facility using cash proceeds received from Iron Man and The Incredible Hulk films and a reduction in our cost of debt capital.  The reduction in capitalized interest is attributable to a decrease of in-production film inventory costs resulting from producing two films in the nine-month period ended September 30, 2008 as compared to production of one film in the comparable 2009 period.  We expect that full-year interest expense for 2009 will be less than 2008 as a result of expected lower outstanding borrowings attributable to self-producing only one film in 2009, for which a substantial portion of production costs was financed using cash from operations.  In addition, interest expense on amounts borrowed for production costs will be capitalized through the remainder of the year.  During 2008, we did not capitalize interest during the last half of the year, as we had no films in production during that time.

Interest Income

Interest income reflects amounts earned on cash equivalents and short-term investments. Interest income decreased $2.3 million to $0.5 million in the nine-month period ended September 30, 2009 as compared to the comparable period in 2008, due to lower average cash and investment balances and lower interest rates.

Income Taxes

Our effective tax rate (37.6%) for both the nine-month periods ended September 30, 2009 and 2008, was higher than the federal statutory rate due primarily to state and local taxes partially offset by the benefit associated with the earnings of the Joint Venture, as further described below.  The nine-month period ended September 30, 2009 includes a charge related to a change in the New York City tax law enacted in the third quarter of 2009 as well as an interest charge on proposed IRS adjustments.

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

Noncontrolling interest

The noncontrolling interest in net income, related to the Joint Venture, amounted to $2.3 million in the nine-month period ended September 30, 2009 and $14.4 million in the comparable period of 2008.  This decrease of $12.1 million reflects the decreased operations from licensing associated with Spider-Man 3, which was released in May 2007.

Earnings per Share

Diluted earnings per share attributable to Marvel Entertainment, Inc. decreased from $1.81 in the nine-month period ended September 30, 2008 to $1.20 in the comparable 2009 period, as net income attributable to Marvel Entertainment, Inc. declined by 34%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, cash flows from operations, our film credit facility and the HSBC line of credit, described below.  We anticipate that our primary uses for liquidity will be to conduct our business, including the funding of our self-produced animation and our obligation to fund 33% of the budget of each of our prospective self-produced films as well as certain reserves, which commenced with Iron Man 2 in 2009.

Net cash provided by operating activities increased $33.8 million to $220.6 million during the nine months ended September 30, 2009, compared to $186.8 million during the comparable prior-year period.  This increase was primarily due to strong cash collections of home video revenue related to the Iron Man and The Incredible Hulk movies in our Film Production segment and from strong cash collections from our Licensees.  Our film-production expenditures, including expenditures funded by draw-downs from our film facilities, appear on our accompanying consolidated statements of cash flows as cash used in operating activities.  The related draw-downs appear on our accompanying condensed consolidated statements of cash flows as cash provided by financing activities.  Likewise, cash collections from our film productions are reflected in cash provided by operating activities; however, the related increase in restricted cash funded by these collections is reflected as cash used in our investing activities.

Our working capital increased $77.9 million, from a $57.7 million working capital deficiency at December 31, 2008 to working capital of $20.2 million at September 30, 2009.  This improvement primarily reflects the cash generated from our film production and licensing operations noted above, which allowed us to reduce our current film facility debt by $204.8 million.

Net cash flows used in investing activities for the nine months ended September 30, 2009 primarily reflect the funding of restricted cash for the completion bond escrow (described below) and other required reserves, substantially offset by the sale of short-term investments.  Net cash flows provided by investing activities for the nine months ended September 30, 2008 reflect the sale of short-term investments that were partially offset by the purchase of those investments using our excess cash.

Net cash used in financing activities during the nine months ended September 30, 2009 reflects $224.5 million in repayments of, and $33.0 million of borrowings from, our film facility.  In addition, we repurchased 0.7 million shares of our common stock at a cost of $16.4 million.  During the nine months ended September 30, 2008, we repurchased 0.4 million shares of our common stock at a cost of $9.9 million.  Repurchases were financed through cash generated from operations.  At September 30, 2009, the remaining amount authorized and available for stock repurchases was $111.3 million.  However, under the terms of our merger agreement with Disney, we are not permitted to repurchase our common stock.  Net cash used in financing activities during the nine months ended September 30, 2008 also reflects repayments of, and borrowings from, our film facilities.

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

All future debt service under the film facility must now be paid from the films’ net collections, rather than from any of our other sources of cash.  Since December 31, 2008, the film facility has required us to maintain a liquidity reserve of $25 million, included in non-current restricted cash, to cover future debt service in the event that the films’ net collections are not sufficient to make these payments.  If we do not release a film in 2010, 2011 and 2012 or our sixth film under the facility by August 26, 2012, the liquidity reserve requirement will be increased to $45 million.

The film facility also requires us to maintain an interest reserve equal to the subsequent quarter’s estimated interest.  As of September 30, 2009, this reserve was $2.9 million, and is included in non-current restricted cash.

The interest rate for the mezzanine debt is LIBOR plus 7.0%.  As noted above, we repurchased the mezzanine debt.  Accordingly, from the dates of repurchase, interest expense related to the mezzanine debt is not reflected in our consolidated operating results.

The interest rate for outstanding senior bank debt is currently LIBOR (0.29% at September 30, 2009) or the commercial paper rate, as applicable, plus 2.935%.  The LIBOR rate on our outstanding senior bank debt resets to the quoted LIBOR rate two business days preceding the commencement of each calendar quarter.  The commercial paper rate resets periodically depending on how often our lenders issue commercial paper to fund their portion of our outstanding debt.  The weighted average interest rate of our senior bank debt was 3.28% at September 30, 2009.

The film facility requires us to pay a fee on any senior bank debt capacity that we are not using.  This fee is currently 0.90%, and is applied on $465 million reduced by the amount of any outstanding senior bank debt.

In June 2008, Ambac’s rating was downgraded by S&P from AAA to AA.  The downgrade caused an increase of 1.30% in our interest rate for outstanding senior bank debt and an increase of 0.30% in the fee payable on our unused senior bank debt capacity.  These increases are reflected in the rates noted above.  Downgrades of Ambac’s rating after the June 2008 downgrade do not further affect our rate of interest or fees under the film facility.

If the senior bank debt’s rating (without giving effect to Ambac’s insurance) by either S&P or Moody’s were to fall below investment grade, the interest rate for the outstanding senior bank debt would increase by up to an additional 0.815%.  In addition, if the ratio of our indebtedness, excluding the film facility, to our total capital, defined as our consolidated equity plus indebtedness excluding film facility indebtedness was to exceed 0.4 to 1.0, then the interest rate for outstanding senior bank debt could increase by up to an additional 0.50%.  In light of recent adverse developments in the credit markets, we have assessed the economic impact on our film production activities from the actual and potential increases in interest rates described above.  We do not believe the actual or potential impact from these rate increases to be material.

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

We maintain a $100 million revolving line of credit with HSBC Bank USA, National Association (the “HSBC Line of Credit”) with a sub-limit for the issuance of letters of credit.  The HSBC Line of Credit, as amended, expires on March 31, 2011.  Borrowings under the HSBC Line of Credit may be used for working capital and other general corporate purposes and for repurchases of our common stock.  In March 2009, the HSBC Line of Credit was amended and now provides for an unused commitment fee of 0.45% commencing April 1, 2009.  The HSBC Line of Credit contains customary event-of-default provisions and a default provision based on our market capitalization.  We continue to be in compliance with the covenants of the facility, which address net income, leverage and free cash flow.  The HSBC Line of Credit is secured by a lien on (a) our accounts receivable, (b) our rights under our toy license with Hasbro and (c) all of our treasury stock repurchased by us after November 9, 2005.  Borrowings under the HSBC Line of Credit bear interest at HSBC’s prime rate or, at our option, at LIBOR plus 1.25% per annum.  As of September 30, 2009, we had $1.1 million (related to a letter of credit) outstanding under the HSBC Line of Credit.

Our capital expenditures for the nine months ended September 30, 2009 and 2008 were $2.2 million and $0.4 million, respectively.  We do not expect to have significant capital expenditures for the balance of 2009.  Capital expenditures do not include film costs, which we capitalize into film inventory.

We believe that our cash and cash equivalents, cash flows from operations, the film facility, and the HSBC line of credit will be sufficient for us to conduct our business, including the funding of our self-produced animation and our obligation to fund 33% of the budget of each of our prospective self-produced films as well as certain reserves.

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

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by Part II, Item 1 is incorporated herein by reference to the information appearing under the caption “Legal Matters” in Note 12 to the Condensed Consolidated Financial Statements in Part I hereof, beginning on page 19.

ITEM 1A.  RISK FACTORS

Marvel and its stockholders are exposed to several risks relating to the planned merger between Marvel and Disney, including the following:

•	Although Disney and Marvel expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of various challenges.

•
The issuance of shares of Disney common stock to Marvel stockholders in the merger will initially have a negative impact on the earnings per share of the combined company and will decrease the proportionate voting power of each share of Disney common stock.

•
The price of Disney common stock may decline, which would decrease the value of the total merger consideration to be received by Marvel stockholders in the merger, based on the decline in the value of the Disney common stock to be received and, in certain circumstances, the resulting adjustments to the exchange ratio and per share cash consideration.

•	Disney and Marvel may be unable to obtain the regulatory approvals required to complete the merger.

•	The merger agreement limits Marvel’s ability to pursue alternatives to the merger.

•	Certain directors and executive officers of Marvel have interests in the merger that may be different from, or in addition to, the interests of Marvel stockholders.

•	The market price of Disney common stock after the merger may be affected by factors different from those currently affecting the shares of Disney or Marvel.

•	The announcement and pendency of the merger could have an adverse effect on Marvel’s stock price, business, financial condition, results of operations or business prospects.

•	Failure to complete the merger could negatively impact the stock price and the future business and financial results of Marvel.

•
Several lawsuits have been filed against Marvel, the members of the Marvel board of directors, Disney and certain subsidiaries of Disney challenging the merger, and an adverse judgment in such lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Each of the risks mentioned above is described in detail in Amendment No. 1 to the Form S-4 filed by Disney with the Securities and Exchange Commission on October 27, 2009 (the “Disney S-4”), under the heading “RISK FACTORS – Risk Factors Related to the Merger.”

In addition, in the event that the merger is consummated, Marvel stockholders who continue to hold the Disney stock they receive as merger consideration will be subject to the risks related to Disney described in the Disney S-4 under the heading “RISK FACTORS – Risk Factors Related to Disney.”

Other than as described above in this section, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6. EXHIBITS

For the exhibits filed with this report, see the exhibit index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVEL ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Kenneth P. West
Kenneth P. West
Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: November 3, 2009

EXHIBIT INDEX

Exh. No.	Description

2.1	Agreement and Plan of Merger, by and among The Walt Disney Company, Maverick Acquisition Sub, Inc., Maverick Merger Sub, LLC and Marvel Entertainment, Inc., dated as of August 31, 2009.(1)

4.1	Amendment No. 3 to Rights Agreement, dated as of August 31, 2009, by and between Marvel Entertainment, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (1)

10.1
Voting Agreement, dated as of August 31, 2009, by and among The Walt Disney Company, Marvel Entertainment, Inc., Isaac Perlmutter, Object Trading Corp., Zib, Inc. and the Isaac Perlmutter Trust 01/28/1993.(1)

10.2	Amendment to Executive Employment Agreement, dated as of August 31, 2009, between Marvel Entertainment, Inc. and Marvel Characters B.V., on the one hand, and Isaac Perlmutter, on the other.(1)

10.3	Amendment to Employment Agreement, dated as of August 31, 2009, between Marvel Entertainment, Inc. and John Turitzin.(1)

10.4	Amendment to Employment Agreement, dated as of August 31, 2009, between Marvel Entertainment, Inc. and Kenneth P. West.(1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act.

(1) Incorporated by reference to same number exhibit to Marvel’s Form 8-K filed on September 4, 2009.